Form 10-Q
period 1994-05-17
BLACK & DECKER CORP
filed 1994-05-17
CIK 12355

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934






         For the Quarter Ended                       Commission File Number
             April 3, 1994                                   1-1553

                            THE BLACK & DECKER CORPORATION
             (Exact name of registrant as specified in its charter)


               Maryland                            52-0248090
         (State of Incorporation)    (I.R.S. Employer Identification Number)


         701 East Joppa Road        Towson, Maryland                21286
         (Address of principal executive offices)                (Zip Code)


         Registrant's telephone number, including area code: (410) 716-3900


                                  Not Applicable
         Former Address


         Number  of shares  of common  stock outstanding  on April  3, 1994:
         83,945,404.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
         (2) has been subject to such filing requirements for the past 90 days.

                                     YES   X    NO

         The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                  INDEX - FORM 10-Q


                                    April 3, 1994




                                                                  Page

         PART I - FINANCIAL INFORMATION


         Consolidated Statement of Earnings (Unaudited)
           - For the Three Months Ended April 3, 1994,
              and April 4, 1993  . . . . . . . . . . . . . . . . .   3

         Consolidated Balance Sheet (Unaudited)
           - April 3, 1994, and December 31, 1993  . . . . . . . .   4

         Consolidated Statement of Cash Flows (Unaudited)
           - For the Three Months Ended April 3, 1994,
              and April, 4, 1993 . . . . . . . . . . . . . . . . .   5

         Notes to Consolidated Financial Statements (Unaudited). .   6

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . .  . . . . . . .   9

         PART II - OTHER INFORMATION  . . . . . . . .  . . . . . .  16

         SIGNATURES   . . . . . . . . . . . . . . . . .  . . . . .  20

                                        - 3 -


                    CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                     (Amounts in millions, except per share data)

                                                                                                THREE MONTHS ENDED
                                                                                       APRIL 3,                     APRIL 4,
                                                                                         1994                         1993
              REVENUES
                Product sales                                                          $  894.4                   $  933.1
                Information systems and services                                          190.2                      166.8
                                                                                       --------                   --------
              TOTAL REVENUES                                                            1,084.6                    1,099.9

                Cost of revenues
                  Products                                                                570.7                      597.8
                  Information systems and services                                        143.2                      122.2
                Marketing and administrative expenses                                     302.9                      312.8
                                                                                       --------                   --------

              Total operating costs and expenses                                        1,016.8                    1,032.8
                                                                                       --------                   --------

              OPERATING INCOME                                                             67.8                       67.1

                Interest expense (net of interest income)                                  43.9                       40.9
                Other expense                                                               2.1                        2.6
                                                                                       --------                   --------

              EARNINGS BEFORE INCOME TAXES AND CUMULATIVE
                EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                   21.8                       23.6

                Income taxes                                                                7.2                        9.7
                                                                                       --------                   --------

              NET EARNINGS BEFORE CUMULATIVE EFFECT
                OF CHANGE IN ACCOUNTING PRINCIPLE                                          14.6                       13.9

              Cumulative effect to January 1, 1993, of change in
                accounting principle for postemployment benefits                              -                      (29.2)
                                                                                       --------                   --------

              NET EARNINGS (LOSS)                                                      $   14.6                   $  (15.3)
                                                                                       ========                   ========

              NET EARNINGS (LOSS) APPLICABLE TO
                COMMON SHARES                                                          $   11.6                   $  (18.3)
                                                                                       ========                   ========

              NET EARNINGS (LOSS) PER COMMON SHARE:

              Net earnings before cumulative effect
                of change in accounting principle                                           .14                        .13

              Cumulative effect adjustment for postemployment
                benefits                                                                      -                       (.35)
                                                                                       --------                   --------
              NET EARNINGS (LOSS) PER COMMON SHARE                                     $    .14                   $   (.22)
                                                                                       ========                   ========

              DIVIDENDS PER COMMON SHARE                                               $    .10                   $    .10
                                                                                       ========                   ========
              Average Common Shares Outstanding                                            83.9                       83.4
                                                                                       ========                   ========


                                                 See Notes to Consolidated Financial Statements


                                        - 4 -


                        CONSOLIDATED BALANCE SHEET (Unaudited)

                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                (Amounts in millions)



                                                                                         APRIL 3,               DECEMBER 31,
                                                                                           1994                     1993
              ASSETS
              Cash and cash equivalents                                                  $   75.1                 $   82.0
              Trade receivables                                                             818.4                    832.1
              Inventories                                                                   796.3                    728.9
              Other current assets                                                          107.8                    121.1
                                                                                         --------                 --------

                TOTAL CURRENT ASSETS                                                      1,797.6                  1,764.1
                                                                                         --------                 --------

              PROPERTY, PLANT AND EQUIPMENT                                                 797.9                    796.2
              GOODWILL                                                                    2,324.0                  2,333.6
              OTHER ASSETS                                                                  419.5                    416.7
                                                                                         --------                 --------

                                                                                         $5,339.0                 $5,310.6
                                                                                         ========                 ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              Short-term borrowings                                                      $  296.9                 $  332.3
              Current maturity of long-term debt                                              5.7                    163.1
              Trade accounts payable                                                        295.5                    307.3
              Other accrued liabilities                                                     648.5                    705.8
                                                                                         --------                 --------

                TOTAL CURRENT LIABILITIES                                                 1,246.6                  1,508.5
                                                                                         --------                 --------

              LONG-TERM DEBT                                                              2,363.5                  2,069.2

              DEFERRED INCOME TAXES                                                          48.4                     47.9

              POSTEMPLOYMENT BENEFITS                                                       322.6                    319.3

              OTHER LONG-TERM LIABILITIES                                                   311.1                    316.8

              STOCKHOLDERS' EQUITY
              Convertible preferred stock, no par value:
                Outstanding:
                April 3, 1994 and Dec. 31, 1993
                  - 150,000 shares                                                          150.0                    150.0
              Common stock, par value $.50 per share:
                Outstanding:
                April  3, 1994  - 83,945,404 shares
                Dec.  31, 1993  - 83,845,194 shares                                          42.0                     41.9

              Capital in excess of par value                                              1,036.0                  1,034.8
              Retained earnings (deficit)                                                   (54.3)                   (57.5)
              Equity adjustment from translation                                           (126.9)                  (120.3)
                                                                                         --------                 --------

                TOTAL STOCKHOLDERS' EQUITY                                                1,046.8                  1,048.9
                                                                                         --------                 --------

                                                                                         $5,339.0                 $5,310.6
                                                                                         ========                 ========


                                                 See Notes to Consolidated Financial Statements


                                        - 5 -


                   CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                (Amounts in millions)



                                                                                                 THREE MONTHS ENDED
                                                                                          APRIL 3,                  APRIL 4,
                                                                                            1994                      1993
          OPERATING ACTIVITIES
          Net earnings (loss)                                                           $   14.6                   $  (15.3)
          Adjustments to reconcile net earnings (loss)
            to cash flow from operating activities:
            Non-cash charges:
              Depreciation and amortization                                                 51.0                       50.6
              Cumulative effect of change in accounting
                principle                                                                      -                       29.2
            Changes in selected working capital items:
              Trade accounts receivables                                                    68.4                       82.6
              Inventories                                                                  (63.2)                     (91.0)
              Trade accounts payables                                                      (12.5)                      19.9
            Restructuring                                                                   (8.4)                      (7.7)
            Other assets and liabilities                                                   (73.5)                    (107.3)
                                                                                        --------                   --------
            CASH FLOW FROM OPERATING ACTIVITIES
              BEFORE SALE OF RECEIVABLES                                                   (23.6)                     (39.0)
            Sale of receivables                                                            (53.0)                     (47.2)
                                                                                        --------                   --------
            CASH FLOW FROM OPERATING ACTIVITIES                                            (76.6)                     (86.2)
                                                                                        --------                   --------
          INVESTING ACTIVITIES
          Proceeds from disposal of assets                                                   2.0                          -
          Capital expenditures                                                             (34.3)                     (48.1)
          Cash inflow from hedging activities                                              411.7                      215.7
          Cash outflow from hedging activities                                            (401.7)                    (192.5)
                                                                                        --------                   --------

            CASH FLOW FROM INVESTING ACTIVITIES                                            (22.3)                     (24.9)
                                                                                        --------                   --------

            CASH FLOW BEFORE FINANCING ACTIVITIES                                          (98.9)                    (111.1)
          FINANCING ACTIVITIES
          Net increase (decrease) in short-term borrowings                                   8.9                     (108.5)
          Proceeds from long-term debt
            (including revolving credit facility)                                          946.6                      940.6
          Payments on long-term debt
            (including revolving credit facility)                                         (853.9)                    (690.5)
          Issuance of common stock                                                           1.2                         .5
          Cash dividends                                                                   (11.3)                     (11.3)
                                                                                        --------                   --------

            CASH FLOW FROM FINANCING ACTIVITIES                                             91.5                      130.8

          Effect of exchange rate changes on cash                                             .5                       (4.0)
                                                                                        --------                   --------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6.9)                      15.7
          Cash and cash equivalents at beginning of period                                  82.0                       66.3
                                                                                        --------                   --------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   75.1                   $   82.0
                                                                                        ========                   ========


                                                 See Notes to Consolidated Financial Statements

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES




           BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required
           by  generally  accepted  accounting  principles   for  complete
           financial  statements.    In  the  opinion  of management,  the
           unaudited  consolidated   financial  statements   include   all
           adjustments  consisting  only  of  normal   recurring  accruals
           considered necessary  for a fair presentation  of the financial
           position and  the results  of operations.   Prior  year results
           have been restated to include a net cumulative charge for the adoption, as of January 1, 1993, of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits."

             Operating results for the three-month period ended April 3, 1994, are not necessarily indicative of the results that may be
           expected  for a  full  fiscal year.   For  further information,
           refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

           SALE OF RECEIVABLES

             At April 3, 1994, under its sale of receivables program, the Corporation had sold $165.0 million of receivables compared to $218.0 million at December 31, 1993. The discount on sale of receivables is included in "Other expense."

           INVENTORIES

             The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                             April 3,      December 31,
                                                               1994            1993
             FIFO Cost
               Raw materials and work-in-process           $  214.7         $  206.2
               Finished products                              625.0            567.4
                                                           ---------        --------

                                                              839.7            773.6
               Excess of FIFO cost over LIFO
                 inventory value                              (43.4)           (44.7)
                                                           ---------        --------

                                                           $  796.3         $  728.9
                                                           =========        ========

             Inventories  are stated at the  lower of  cost or market.   The
           cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; foreign inventories are valued on the first-in, first-out (FIFO) method.

           GOODWILL

             Goodwill at the end of each period, in millions of dollars, was as follows:

                                                            April 3,        December 31,
                                                              1994              1993
             Goodwill                                       $2,707.8         $2,699.9
             Less accumulated amortization                     383.8            366.3
                                                            --------         --------
                                                            $2,324.0         $2,333.6
                                                            ========         ========

             DEBT REFINANCING

             In February 1993, the Corporation filed a shelf registration statement for the issuance, from time to time, of up to $1
           billion  of debt  securities.   Under  this  shelf registration
           statement, the Corporation issued $500 million of 7.50% Notes due April 1, 2003, in April 1993; $250 million of 6.625% Notes due November 15, 2000, in November 1993; and $250 million of 7% Notes due February 1, 2006, in January 1994. Net proceeds from the sale of the Notes were used to reduce borrowings under the Corporation's principal bank credit facility.

           INTEREST EXPENSE (Net of Interest Income)

             Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                                                Three Months Ended
                                                            April 3,          April 4,
                                                              1994              1993
             Interest expense                              $   46.0          $   43.5
             Interest (income)                                 (2.1)             (2.6)
                                                           --------          --------
                                                           $   43.9          $   40.9
                                                           ========          ========

             NET EARNINGS PER COMMON SHARE

             Net earnings per common share for each period presented are computed by dividing net earnings applicable to common shares, which are after preferred dividends of $3.0 million, for each of the periods ended April 3, 1994 and April 4, 1993, by the weighted average number of common shares outstanding for each
           period.   Fully diluted earnings  per share are  not materially
           different from earnings per common share.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


           OVERVIEW

             Prior  year  results   have  been  restated  to  reflect   the
           cumulative charge in connection with the adoption, as of January 1, 1993, of Statement of Financial Accounting Standard
           (SFAS)  No.  112,  "Employers'  Accounting  for  Postemployment
           Benefits."

             The Corporation reported net earnings of $14.6 million or $.14 per common share for the three-month period ended April 3, 1994, compared to a net loss of $15.3 million or $.22 per common share for the three-month period ended April 4, 1993. Excluding the cumulative effect in 1993 of the adoption of SFAS No. 112, net earnings for the three-month period ended April 4,
           1993,  were  $13.9  million  or  $.13 per  common  share.   The
           improvement   in  net  earnings  is  attributable  to  improved
           operating results, primarily in the United States, and a reduced effective tax rate.

           RESULTS OF OPERATIONS

           Revenues

             The following chart sets forth an analysis of changes in revenues for the three-month periods ended April 3, 1994 and April 4, 1993.

                     Analysis of Changes in Revenues ($Millions)

                     Consolidated                              Three Months Ended
                                                              April 3,     April 4,
                                                                1994         1993
                   Total revenues                            $1,084.6     $1,099.9
                   Unit volume - Existing (1)                        2 %          5 %
                               - Disposed (2)                       (3)%          -
                   Price                                            1 %          1 %
                   Currency                                        (1)%         (3)%
                   Change in total revenues                        (1)%          3 %

             (1)  Existing  -  Reflects  the  change  in  unit  volume   for
                 businesses where period-to-period comparability exists.

             (2)  Disposed  - Reflects  the  change in  total  revenues  for businesses that were included in prior year results but subsequently have been sold.

             The   Corporation   operates   in  three   business  segments:
           Consumer  and Home  Improvement Products  (Consumer), including
           consumer   and  professional   power  tools   and  accessories,
           household products, security hardware, lawn and garden and outdoor recreational products, plumbing products, and product
           service;  Commercial  and   Industrial  Products  (Commercial),
           including   fastening   systems   and   glass  container-making
           equipment;   and  Information   Systems  and   Services  (PRC),
           including  government   and  commercial   information   systems
           development, consulting, and other related contract services. The following chart sets forth an analysis of the change in revenues for the three months ended April 3, 1994, compared to the three months ended April 4, 1993, by geographic area for each business segment.

                      Analysis of Changes in Revenues ($Millions)


                                                               United
                                                               States           Europe             Other            Total

                    Consumer
                    Total Revenues                             $406.2            $251.7           $107.9          $  765.8
                                                               ______            ______           ______          ________
                    Unit Volume - Existing                          -                 -                7 %               1 %
                                - Disposed                         (5)%               -               (1)%              (3)%

                    Price                                           2 %               1 %              -                 1 %
                    Currency                                        -                (5)%             (4)%              (2)%
                                                               ______            ______           ______          ________
                                                                   (3)%              (4)%              2 %              (3)%
                                                               ______            ______           ______          ________



                    Commercial
                    Total Revenues                             $ 62.9            $ 42.3           $ 23.4          $  128.6
                                                               ______            ______           ______          ________
                    Unit Volume - Existing                          2 %             (16)%             (5)%              (5)%
                                - Disposed                        (10)%              (1)%            (13)%              (7)%

                    Price                                           1 %               1 %              -                 -
                    Currency                                        -                (4)%              7 %               -
                                                               ______            ______           ______          ________
                                                                   (7)%             (20)%            (11)%             (12)%
                                                               ______            ______           ______          ________



                    PRC
                    Total Revenues                             $190.2                 -                -          $  190.2
                                                               ______            ______           ______          ________
                    Unit Volume                                    14 %               -                -                14 %
                                                               ______            ______           ______          ________



                    Consolidated
                    Total Revenues                             $659.3            $294.0           $131.3          $1,084.6
                                                               ______            ______           ______          ________
                    Unit Volume - Existing                          4 %              (3)%              5 %               2 %
                                - Disposed                         (4)%               -               (4)%              (3)%

                    Price                                           1 %               1 %              -                 1 %
                    Currency                                        -                (5)%             (1)%              (1)%
                                                               ______            ______           ______          ________





                    Change in total revenues                        1 %              (7)%              - %              (1)%
                                                               ______            ______           ______          ________

             Existing unit volume for the Corporation grew by 2% for the three-month period ended April 3, 1994, compared to the first quarter of 1993. Disposed unit volume represents the effect of the sale of the Corbin Russwin and Dynapert business units
           during the fourth  quarter of 1993.   Pricing  actions modestly
           improved revenue comparisons to last year, but were offset by negative effects of the stronger United States dollar against most European currencies.

             Existing unit volume in the Consumer segment for the three months ended April 3, 1994, grew by 1% compared to last year. Results were mixed in this segment, with domestic power tools, accessories, security hardware, and plumbing products well
           ahead  of  last   year's  revenues  led  by  continuing  strong
           performance  of  DeWalt  power  tools  and  accessories product
           line, Titan   and Kwikset locksets and  the recently introduced
           PowerShot   stapler.    This  strong  performance  was  offset,
           however, by  declines in  sales of  domestic household products
           and golf club shafts.   The household  products market  remains
           soft, with the severe weather conditions on the East Coast in January and February affecting the order patterns of several major retailers. This severe weather and the continuing market shift from premium steel shafts to composite shafts adversely
           affected the Corporation's golf club shaft business.   As noted
           in the Corporation's Annual  Report on Form  10-K for the  year
           ended   December  31,  1993,   the  Corporation   is  assessing
           opportunities to expand its share of the composite shaft market
           while reducing its reliance on the steel market.   To this end,
           the Corporation has announced that it will close its Seneca, South Carolina, plant during the second quarter of 1994 and consolidate all of its steel shaft manufacturing in Amory, Mississippi. The costs associated with this plant closing were accrued in 1993. Performance of the Consumer businesses in Europe and other areas was also mixed with a strong performance from Scandinavia, Latin America, and the Asia Pacific regions. Sales of Consumer products in the Latin America and Asia Pacific regions continue to grow at a rapid 20% to 30% rate. This growth was offset substantially by continuing weakness in
           the  United Kingdom,  Mexico and  Australia.   Brazil, although
           still volatile, reported volume growth during the first quarter of 1994 compared to the first quarter of 1993.

             Existing unit volume in the Commercial segment for the three months ended April 3, 1994, was 5% below the first quarter of 1993 as most businesses outside the United States continued to
           struggle.   The  Glass businesses  in Europe  and the  Far East
           remain weak and were the major contributors to this decline. The Fastening businesses reported a slight increase in volume primarily on the strength of the resurging automobile industry in the United States. The Fastening businesses in Europe are also showing signs of recovery, particularly in Scandinavia; however, the Japanese market remains depressed.

             PRC's total revenues for the three months ended April 3, 1994, grew by 14% compared to the first quarter of 1993. Most of this improvement was from revenues generated from the Super-Minicomputer Procurement (SMP) contract with the United States government. There were no SMP revenues in the first quarter of 1993.

           Earnings

             Total operating income as a percentage of revenues for the three months ended April 3, 1994, was 6.2% compared to 6.1% for the first quarter of 1993. Operating income performance in most domestic consumer businesses improved compared to the first quarter of last year, while operating income in the Commercial businesses was generally below last year's levels.
           Excluding  the  one-time   favorable  effects  of   a  contract
           settlement in the first quarter of last year, PRC's operating income was double last year's level.

             Gross margin as a percentage of revenues for the three months ended April 3, 1994, was 34.2% compared to 34.5% for the first quarter of 1993. Gross margin on product sales (excluding PRC)
           was 36.2% compared  to 35.9% for last year.   This increase was
           in the Consumer  segment and was primarily the result  of lower
           initial    start-up   costs   associated   with   new   product
           introductions,  improved  manufacturing  efficiencies,  and the
           effect  of  the  sale   of  lower  margined  businesses.    The
           improvement in the Consumer segment, however, was offset by the continued volume-related gross margin deterioration in the Commercial segment.

             PRC's lower margin was primarily because of the dilutive effect of the SMP business, which is expected to produce a lower margin during the early stages of the contract, and the effect on last year of the favorable contract settlement referenced above.

             Marketing and administrative expenses as a percentage of total revenues were 27.9% for the three months ended April 3, 1994, compared to 28.4% for the first quarter of 1993. Specific cost-cutting programs have been put in place in all
           operations.   These  programs, coupled  with lower  new product
           marketing and promotional costs compared to last year's level, have improved the expense ratio as a percentage of sales.

             Net interest expense (interest expense less interest income) for the three months ended April 3, 1994, is higher than the comparable period of 1993 primarily because of higher borrowing costs on approximately the same average debt level as the first quarter of last year. The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing
           interest rate  exposure.   During the  quarter, the Corporation
           increased  its protection  against  rising  interest  rates  by
           adding $350 million  in hedges to the portfolio.   The addition
           of  these  hedges   has  had   the  effect   of  reducing   the
           Corporation's variable rate debt to total debt ratio at April 3, 1994, to 39% compared to 46% at December 31, 1993.

             Other expense for the three months ended April 3, 1994 and April 4, 1993, primarily includes the discount on sale of receivables.

             The Corporation's effective tax rate for the three months ended April 3, 1994, was 33% compared to 41% for the first quarter of last year. The lower rate for 1994 was the result of a change in the mix between foreign and domestic earnings, primarily due to improved operating earnings in the United States.

           FINANCIAL CONDITION

             In   the  Consolidated  Statement  of  Cash  Flows,  operating
           activities for the three months ended April 3, 1994, used cash of $76.6 million compared to $86.2 million for the first quarter of 1993. Net working capital requirements (i.e., trade receivables, inventories, and trade payables) used cash of $7.3 million this year compared to cash provided of $11.5 million last year. An improved inventory position (less of an increase compared to last year) was more than offset by less favorable receivable collections due to some extended payment terms primarily in the domestic household products business and the
           timing of payments on several large contracts at PRC.   Reduced
           trade payable levels  also contributed to a net use  of working
           capital.    Other assets  and  liabilities  were  $33.8 million
           favorable to last year, primarily the result of reduced spending on deferred contract costs at PRC during the first quarter of 1994 compared to 1993, cash payments to terminate certain interest rate hedges during the first quarter of 1993 and lower tax payments during the first quarter of 1994 compared to 1993.

             Investing activities for the three months ended April 3, 1994, used cash of $22.3 million compared to $24.9 million last
           year.   Substantially lower  capital spending  during the first
           quarter of 1994 was offset by reduced net cash inflow related to the Corporation's hedging activities. Capital expenditures for the full year of 1994 are expected to be at approximately the same level as 1993.

             Financing activities generated cash of $91.5 million for the three months ended April 3, 1994, compared to cash generated of $130.8 million in the first quarter of 1993. During the first quarter of 1994, the Corporation issued $250 million of 7% Notes due February 1, 2006 under its shelf registration statement. These proceeds were used to reduce borrowings under the Corporation's principal bank credit facility (the Credit
           Facility).    Also,  during the  first  quarter  of  1994,  the
           Corporation called its 8.375% Notes due in 1997 and repaid the 5.75% deutsche mark bearer bonds that matured in March 1994. During the first quarter of 1994, average debt maturity increased to 5.5 years from 4.8 years at December 31, 1993.

             At the end of 1992, the Corporation announced a restructuring of various of its operations. This included costs associated with the restructuring and eventual sale of Dynapert, the reduction of manufacturing capacity primarily in Europe, and the closure and reorganization of additional manufacturing sites in the United States and elsewhere. The restructuring of Dynapert was substantially completed during 1993 and culminated with the sale of the Dynapert through-hole business at a gain,
           which  was  recognized   in  1993.     The  remainder  of   the
           restructuring plan is proceeding as planned and, along with the plant closings announced at the end of 1993, is expected to be substantially completed during 1994. Total cash spending for restructuring and plant closings during 1994 is expected to be approximately $50 million of which approximately $8 million was spent in the first quarter. The Corporation anticipates that the reduction in manufacturing capacity through plant closings and reorganizations will result in cost reductions, comprised primarily of reduced labor costs and depreciation expense, of approximately $20 million in 1994 and approximately $40 million
           annually   thereafter.     These  actions   are  part   of  the
           Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.

             The Credit Facility includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios during the term of
           the  loan.    As of  April 3,  1994,  the  Corporation  was  in
           compliance  with all  covenants  and provisions  of  the Credit
           Facility.

             The Corporation expects to continue to meet the covenants imposed by the Credit Facility over the next 12 months. Meeting the cash flow coverage ratio, however, is dependent upon future earnings, interest rates, and debt levels, each of which can have a significant impact on the ratio.

             The Corporation will continue to have cash requirements to support working and fixed capital needs, to pay interest, to service debt, and to complete previously announced operational consolidation and reorganization plans. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under the Credit Facility or
           under  short-term borrowing  facilities.    Management believes
           that cash generated from these sources will be adequate to meet the Corporation's cash requirements over the next 12 months.

                            THE BLACK & DECKER CORPORATION




           PART II - OTHER INFORMATION

           Item 1    Legal Proceedings

             The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

             The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.

             In addition to the environmental matters referenced in Item 1 of Part I of the Annual Report on Form 10-K for the year ended December 31, 1993, the Corporation has been investigating certain environmental matters at the NEMEF security hardware facility in the Netherlands. The NEMEF facility has been a manufacturing operation since 1921. During building construction in 1990, soil and groundwater contamination were discovered on the property. Investigations to understand the full extent of the contamination were undertaken at that time, and those investigations are continuing. The Corporation has been working with consultants and local authorities to develop a comprehensive remediation plan in conjunction with neighboring property owners. It is anticipated that a remediation plan will be presented to the local authorities in the Netherlands within the next six months.

             Reference is made to the discussion in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, of the litigation involving the claims by the Attorney General of the State of California, the Natural Resources Defense Council ("NRDC") and the Environmental Law Foundation ("ELF") concerning the applicability of California's Proposition 65 to faucets manufactured and sold by the Corporation's Price Pfister subsidiary and several other defendants. On May 5, 1994, Judge Bea of the California Superior Court for the City and County of San Francisco issued an order rejecting the Attorney General's claims that lead which leaches from faucets constitutes a prohibited discharge of lead into water or onto or into land where the lead will pass or is at least likely to pass into a source of drinking water. Judge Bea's order granted the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65. In the companion case involving similar claims by the NRDC and the ELF, Judge Cahill of the California Superior Court for the City and County of San Francisco denied defendants' challenges to the standing of the NRDC and the ELF to bring these claims and refused to stay the proceedings pending resolution of the claims by the Attorney General.

             The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

             As of April 3, 1994, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation's consolidated financial position, results of operations, or liquidity.

             Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position.

           Item 2  Submission of Matters to a Vote of Security Holder

             The 1994 Annual Meeting of Stockholders was held on April 26, 1994, for the election of directors and to ratify the selection of Ernst & Young as independent public accountants for the Corporation for fiscal year 1994. A total of 70,595,662 of the 90,250,181 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

             (1)  Elected the following directors:
                                                                Number of
                                             Number of          Shares--
                                             Shares Voted       AUTHORITY
                     Directors                   FOR            WITHHELD

                  Nolan D. Archibald         70,004,304         591,358
                  Alonzo G. Decker, Jr.      70,045,660         550,002
                  Barbara L. Bowles          70,009,304         586,358
                  Malcolm Candlish           70,071,107         524,555
                  Anthony Luiso              70,067,538         528,124
                  J. Dean Muncaster          70,067,734         527,928
                  Lawrence R. Pugh           70,045,660         550,002
                  Mark H. Willes             70,076,249         519,413
                  M. Cabell Woodward, Jr.    70,063,854         531,808

             (2) Ratified the selection of Ernst & Young as independent public accountants for the Corporation for fiscal year 1994 by an affirmative vote of 70,132,162; shares voted against ratification were 205,821 and shares abstained were 257,679.

           No other matters were submitted to a vote of the stockholders at the meeting.

           Item 6  Exhibits and Reports on Form 8-K

           Exhibit No.                  Description

            4(a) Indenture  dated as of March 24, 1993, by and between The
                 Black & Decker Corporation and Security Trust Company, National Association, included in the Corporation's Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

            4(b) Form  of 7% Notes  due February 1, 2006,  included in the
                 Corporation's Current Report on Form 8-K filed with the Commission on January 20, 1994, is incorporated herein by reference.

           11    Computation of Earnings Per Share.

           99(a) Computation of Ratio of Earnings to Fixed Charges.

           REPORTS ON FORM 8-K

             The Corporation filed a Current Report on Form 8-K with the Commission on January 20, 1994. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K and reported the sale by the Corporation of $250,000,000 aggregate principal amount of the Corporation's 7% Notes due February 1, 2006.

           All other items were not applicable.

                            THE BLACK & DECKER CORPORATION




                                 S I G N A T U R E S



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be
           signed  on  its   behalf  by  the  undersigned  thereunto  duly
           authorized.

                                 THE BLACK & DECKER CORPORATION



                                 By:   THOMAS M. SCHOEWE
                                       Thomas M. Schoewe
                                       Vice President and
                                         Chief Financial Officer


                                 Principal Accounting Officer

                                 By:   STEPHEN F. REEVES
                                       Stephen F. Reeves
                                       Corporate Controller





           Date:  May 17, 1994