Form 10-Q
period 1994-08-17
BLACK & DECKER CORP
filed 1994-08-17
CIK 12355

                                   SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C.  20549

                                                FORM 10-Q

                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                               Commission File Number
    July 3, 1994                                           1-1553



                      THE BLACK & DECKER CORPORATION
    (Exact name of registrant as specified in its charter)


        Maryland                                     52-0248090
(State of Incorporation)            (I.R.S. Employer Identification Number)


701 East Joppa Road                Towson, Maryland                 21286
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:       (410) 716-3900




                      Not Applicable
Former Address



Number of shares of common stock outstanding on July 3, 1994: 84,274,554.



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


                               INDEX - FORM 10-Q


                                 July 3, 1994





                                                                         Page
PART I - FINANCIAL INFORMATION


Consolidated Statement of Earnings
  (Unaudited) - For the Three Months
    and Six Months Ended
      July 3, 1994, and July 4, 1993 . . . . . . . . . .                   3


Consolidated Balance Sheet
  - July 3, 1994 (Unaudited), and December 31, 1993  . .                   4


Consolidated Statement of Cash Flows
  (Unaudited) - For the Six Months Ended
    July 3, 1994, and July 4, 1993 . . . . . . . . . . .                   5


Notes to Consolidated Financial Statements
  (Unaudited)  . . . . . . . . . . . . . . . . . . . . .                   6


Management's Discussion and Analysis of
  Financial Condition and Results of Operations  . . . .                   9


PART II - OTHER INFORMATION   . . . . .  . . . . . . . .                  18


SIGNATURES  . . . . . . . . . . . . . .  . . . . . . . .                  21


                                         CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

                                         THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                          (Amounts in millions, except per share data)

                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        ----------------------------            ----------------------------
                                                         JULY 3,            JULY 4,              JULY 3,             JULY 4,
                                                          1994               1993                 1994                1993
                                                        --------           --------             --------            --------
REVENUES
  Product sales                                         $1,015.8           $  983.1             $1,910.1            $1,916.1
  Information systems and services                         205.4              172.8                395.6               339.6
                                                        --------           --------             --------            --------

TOTAL REVENUES                                           1,221.2            1,155.9              2,305.7             2,255.7

  Cost of revenues
    Products                                               644.2              631.7              1,215.4             1,229.3
    Information systems and services                       155.7              126.6                299.1               248.8
  Marketing and administrative
   expenses                                                337.0              322.0                639.1               634.9
                                                        --------           --------             --------            --------

Total operating costs and expenses                       1,136.9            1,080.3              2,153.6             2,113.0
                                                        --------           --------             --------            --------

OPERATING INCOME                                            84.3               75.6                152.1               142.7

  Interest expense (net of interest income)                 47.8               45.0                 91.7                85.9
  Other expense                                              2.3                2.8                  4.4                 5.5
                                                        --------           --------             --------            --------

EARNINGS BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                   34.2               27.8                 56.0                51.3
  Income taxes                                              11.2                8.3                 18.4                18.0
                                                        --------           --------             --------            --------

NET EARNINGS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                         23.0               19.5                 37.6                33.3

Cumulative effect to January 1, 1993,
  of change in accounting principle
  for postemployment benefits                                  -                  -                    -               (29.2)
                                                        --------           --------             --------            --------

NET EARNINGS                                            $   23.0           $   19.5             $   37.6            $    4.1
                                                        ========           ========             ========            ========
NET EARNINGS (LOSS) APPLICABLE TO
  COMMON SHARES                                         $   20.1           $   16.6             $   31.7            $   (1.8)
                                                        ========           ========             ========            ========

NET EARNINGS (LOSS) PER COMMON SHARE:

Net earnings before cumulative effect of
  change in accounting principle                        $    .24           $    .20             $    .38            $    .33
Cumulative effect adjustment for
  postemployment benefits                                      -                  -                    -                (.35)
                                                        --------           --------             --------            --------

NET EARNINGS (LOSS) PER COMMON SHARE                    $    .24           $    .20             $    .38            $   (.02)
                                                        ========           ========             ========            ========

DIVIDENDS PER COMMON SHARE                              $    .10           $    .10             $    .20            $    .20
                                                        ========           ========             ========            ========

Average Common Shares Outstanding                           84.1               83.5                 84.0                83.5
                                                        ========           ========             ========            ========


                                         See Notes to Consolidated Financial Statements

                                            CONSOLIDATED BALANCE SHEET

                                  THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                               (Amounts in millions)

                                                                         JULY 3,                DECEMBER 31,
                                                                          1994                     1993
                                                                       ----------               ------------
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                                              $   88.3                    $   82.0
Trade accounts receivable                                                 799.0                       832.1
Inventories                                                               833.2                       728.9
Other current assets                                                      116.9                       121.1

                                                                       --------                    --------
  TOTAL CURRENT ASSETS                                                  1,837.4                     1,764.1
                                                                       --------                    --------

PROPERTY, PLANT AND EQUIPMENT                                             810.8                       796.2
GOODWILL                                                                2,324.0                     2,333.6
OTHER ASSETS                                                              418.8                       416.7
                                                                       --------                    --------

                                                                       $5,391.0                    $5,310.6
                                                                       ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                  $  555.8                    $  332.3
Current maturity of long-term debt                                          5.6                       163.1
Trade accounts payable                                                    323.9                       307.3
Other accrued liabilities                                                 676.9                       705.8
                                                                       --------                    --------

  TOTAL CURRENT LIABILITIES                                             1,562.2                     1,508.5
                                                                       --------                    --------

LONG-TERM DEBT                                                          2,069.1                     2,069.2

DEFERRED INCOME TAXES                                                      50.3                        47.9

POSTEMPLOYMENT BENEFITS                                                   307.1                       319.3

OTHER LONG-TERM LIABILITIES                                               329.1                       316.8

STOCKHOLDERS' EQUITY
Convertible preferred stock, no par value:
  Outstanding:
  July 3, 1994 and Dec. 31, 1993
    - 150,000 shares                                                      150.0                       150.0
Common stock, par value $.50 per share:
  Outstanding:
  July 3, 1994  - 84,274,554 shares
  Dec. 31, 1993  - 83,845,194 shares                                       42.1                        41.9
Capital in excess of par value                                          1,041.4                     1,034.8
Retained deficit                                                          (42.6)                      (57.5)
Equity adjustment from translation                                       (117.7)                     (120.3)
                                                                       --------                    --------

  TOTAL STOCKHOLDERS' EQUITY                                            1,073.2                     1,048.9
                                                                       --------                    --------

                                                                       $5,391.0                    $5,310.6
                                                                       ========                    ========

                             See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                  (Amounts in millions)
                                                                                  SIX MONTHS ENDED
                                                                            ---------------------------
                                                                             JULY 3,                   JULY 4,
                                                                              1994                      1993
                                                                            --------                 ---------
OPERATING ACTIVITIES
Net earnings                                                                $   37.6                 $    4.1
Adjustments to reconcile net earnings
  to cash flow from operating activities:
  Non-cash charges:
    Depreciation and amortization                                              102.9                    102.4
    Cumulative effect of change in accounting
      principle                                                                    -                     29.2
    Other                                                                       (2.4)                     2.7
  Changes in selected working capital items:
    Trade accounts receivable                                                   96.4                     92.6
    Inventories                                                                (93.5)                  (146.5)
    Trade accounts payable                                                      12.0                      9.1
  Restructuring                                                                (16.6)                   (17.5)
  Other assets and liabilities                                                 (61.7)                  (121.2)
                                                                            --------                 --------
  CASH FLOW FROM OPERATING ACTIVITIES BEFORE
    SALE OF RECEIVABLES                                                         74.7                    (45.1)
  Sale of receivables                                                          (52.0)                   (48.7)
                                                                            --------                 --------

  CASH FLOW FROM OPERATING ACTIVITIES                                           22.7                    (93.8)
                                                                            --------                 --------

INVESTING ACTIVITIES
Proceeds from disposal of assets                                                 6.3                        -
Capital expenditures                                                           (75.0)                   (94.6)
Cash inflow from hedging activities                                            741.9                    435.3
Cash outflow from hedging activities                                          (749.0)                  (414.2)
                                                                            --------                 --------
  CASH FLOW FROM INVESTING ACTIVITIES                                          (75.8)                   (73.5)
                                                                            --------                 --------

  CASH FLOW BEFORE FINANCING ACTIVITIES                                        (53.1)                  (167.3)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                               223.2                    (18.1)
Proceeds from long-term debt
  (including revolving credit facility)                                      1,046.6                  1,134.4
Payments on long-term debt
  (including revolving credit facility)                                     (1,203.0)                  (916.7)
Issuance of equity interest in a subsidiary                                      4.3                        -
Issuance of common stock                                                         6.8                      2.3
Cash dividends                                                                 (22.6)                   (22.5)
                                                                            --------                 ---------
  CASH FLOW FROM FINANCING ACTIVITIES                                           55.3                    179.4
Effect of exchange rate changes on cash                                          4.1                     (1.1)
                                                                            --------                 --------

INCREASE IN CASH AND CASH EQUIVALENTS                                            6.3                     11.0
Cash and cash equivalents at beginning of period                                82.0                     66.3
                                                                            --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   88.3                 $   77.3
                                                                            ========                 ========

                            See Notes to Consolidated Financial Statements

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                             THE BLACK & DECKER CORPORATION AND SUBSIDIARIES





BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. Prior year results have been restated to include a cumulative charge for the adoption, as of January 1, 1993, of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting For Postemployment Benefits."

   Operating results for the three-month and six-month periods ended July 3, 1994, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

SALE OF RECEIVABLES

   At July 3, 1994, under its sale of receivables program, the Corporation had sold $166.0 million of receivables compared to $218.0 million at December 31, 1993. The discount on sale of receivables is included in "Other expense." During the quarter, the Corporation negotiated a seasonal expansion of the capacity of the receivables sale program from $200 million to $275 million for the period from October 1, 1994 through January 31, 1995.


INVENTORIES

   The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                                 July 3,              December 31,
                                                                  1994                    1993
                                                               ---------              ------------
FIFO Cost
  Raw materials and work-in-process                            $  217.8               $  206.2
  Finished products                                               660.3                  567.4
                                                               --------               --------

                                                                  878.1                  773.6
  Excess of FIFO cost over LIFO
    inventory value                                               (44.9)                 (44.7)
                                                               --------               --------

                                                               $  833.2               $  728.9
                                                               ========               ========

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; foreign inventories are valued on the first-in, first-out (FIFO) method.


GOODWILL

   Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                July 3,               December 31,
                                                                 1994                    1993
                                                               --------               -----------
Goodwill                                                       $2,725.4               $2,699.9
Less accumulated amortization                                     401.4                  366.3
                                                               --------               --------
                                                               $2,324.0               $2,333.6
                                                               ========               ========

DEBT REFINANCING

   In the first quarter of 1994, the Corporation issued $250
million of 7% Notes due February 1, 2006 and repaid its 8.375%
Notes due in 1997 and 5.75% deutsche mark bearer bonds that matured in March 1994.

   Subsequent to July 3, 1994 the Corporation reduced the commitment available under the Corporation's principal credit facility by $300 million to a maximum of $1.7 billion.

   The Corporation has filed a shelf registration statement for the issuance, from time to time, of up to $500 million in debt securities, which may consist of debentures, notes or other unsecured evidences of indebtedness. The debt securities may be offered as a separate series in amounts, at prices, and on terms to be determined by market conditions at the time of sale. The net proceeds from the sale of the debt securities will be added to the general funds of the Corporation and will be available for general corporate purposes, which may include but are not limited to refinancing of indebtedness, working capital and capital expenditures.

INTEREST EXPENSE (Net of Interest Income)

   Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                  Three Months Ended                      Six Months Ended
                                ----------------------                -----------------------
                                 July 3,           July 4,             July 3,             July 4,
                                  1994              1993                1994                1993
                                --------          --------            --------            --------
Interest expense                $ 49.7            $   47.0            $  95.7             $   90.5
Interest (income)                 (1.9)               (2.0)              (4.0)                (4.6)
                                --------          --------            --------            --------
                                $ 47.8            $   45.0            $  91.7             $   85.9
                                ========          ========            ========            ========

NET EARNINGS PER COMMON SHARE

   Net earnings per common share for each period presented are computed by dividing net earnings applicable to common shares, which are after preferred dividends of $2.9 million and $5.9 million for the three-month and six-month periods ended July 3, 1994 and July 4, 1993, respectively, by the weighted average number of common shares outstanding for each period.

CHANGE IN HEDGE POLICY

   As more fully discussed in its Annual Report on Form 10-K for the year ended December 31, 1993, the Corporation historically has sought to reduce the effects of foreign currency fluctuations on its net investments in foreign subsidiaries through the use of foreign currency forward and option contracts. During the quarter ended July 3, 1994, the Corporation reevaluated its foreign currency hedge policy and concluded that the benefits of its net investment hedging program no longer exceeded its costs. Accordingly, the Corporation will hedge only a portion of its net investment in subsidiaries.

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

   Prior year results have been restated to reflect the cumulative charge in connection with the adoption, as of January 1, 1993, of Statement of Financial Accounting Standard (SFAS) No. 112,
"Employers' Accounting for Postemployment Benefits."

   For the three-month period ended July 3, 1994, the Corporation reported net earnings of $23.0 million or $.24 per common share compared to $19.5 million or $.20 per common share for the three-month period ended July 4, 1993. Last year's earnings per share included a $.02 benefit related to a change in the Corporation's full-year tax rate. For the six-month period ended July 3, 1994, net earnings were $37.6 million or $.38 per common share compared to $4.1 million or a loss of $.02 per common share for the six-month period ended July 4, 1993. Excluding the cumulative effect in 1993 of the adoption of SFAS No. 112, net earnings for the six-month period ended July 4, 1993, were $33.3 million or $.33 per common share. The improvement in net earnings before the cumulative effect of changes in accounting principle is attributable to improved operating results, primarily in the United States.

RESULTS OF OPERATIONS

Revenues

   The following chart sets forth an analysis of changes in revenues for the three-month and six-month periods ended July 3, 1994 and July 4, 1993.

      _______________________________________________________________________________________________
      Analysis of Changes in Revenues ($Millions)
      -------------------------------------------

      Consolidated                       Three Months Ended                  Six Months Ended
      ------------                    ------------------------            -----------------------
                                       July 3,         July 4,             July 3,        July 4,
                                        1994            1993                1994           1993
                                      --------        --------            --------       --------
      Total revenues                  $1,221.2        $1,155.9            $2,305.7       $2,255.7
      Unit volume - Existing (1)             9 %             3 %                 5 %            4 %
                  - Disposed (2)            (2)%             -                  (3)%            -
      Price                                  1 %             1 %                 1 %            1 %
      Currency                              (2)%            (2)%                (1)%           (2)%
                                      --------        --------            --------       --------
      Change in total revenues               6%              2%                  2%             3 %
      _______________________________________________________________________________________________

      (1) Existing - Reflects the change in unit volume for businesses where period-to-period comparability exists.
      (2) Disposed - Reflects the change in total revenues for businesses that were included in prior year results but subsequently have been sold.

   The Corporation operates in three business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, lawn and garden and outdoor recreational products, plumbing products, and product service; Commercial and Industrial Products (Commercial), including fastening systems and glass container-making equipment; and Information Systems and Services (PRC), including government and commercial information systems development, consulting, and other related contract services. The following chart sets forth an analysis of the change in revenues for the three months and six months ended
July 3, 1994 compared to the three months and six months ended July 4, 1993, by geographic area for each business segment.

                                        THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                            THREE AND SIX MONTHS ENDED JULY 3, 1994
                                                ANALYSIS OF CHANGES IN REVENUES
                                                   (in millions of dollars)


                                 United
                                 States                  Europe                  Other                    Total
                                 ------                  ------                  -----                    -----
                            3 MOS       6 MOS       3 MOS       6 MOS       3 MOS      6 MOS         3 MOS       6 MOS
                            -----      -------      -----       -----       -----      -----         -----       -----
Consumer
- --------
Total Revenues              $486.1     $  892.1     $260.1      $511.8      $121.3     $229.2        $  867.5    $1,633.1
                            ------     --------     ------      ------      ------     ------        --------    --------

Unit Volume - Existing           9 %          4 %        5 %         3 %        14 %       10 %             8 %         5 %
            - Disposed          (3)%         (4)%        -           -          (1)%       (1)%            (2)%        (3)%

Price                            1 %          2 %        1 %         1 %         -          1 %             1 %         1 %
Currency                         -            -         (5)%        (5)%        (4)%       (4)%            (2)%        (2)%
                                --           --         --          --          --         --              --          --
                                 7 %          2 %        1 %        (1)%         9 %        6 %             5 %         1 %
                                --           --         --          --          --         --              --          --
____________________________________________________________________________________________________________________________

Commercial
- ----------
Total Revenues              $ 66.3     $  129.3     $ 59.7      $102.0      $ 22.3     $ 45.7          $148.3    $  277.0
                            ------     --------     ------      ------      ------     ------          ------    --------

Unit Volume - Existing          10 %          6 %        3 %        (5)%       (22)%       (14)%            1 %        (2)%
            - Disposed          (7)%         (8)%       (2)%        (2)%       (17)%       (16)%           (8)%        (7)%

Price                            1 %          1 %        1 %         1 %         -          -               1 %         1 %
Currency                         -            -         (4)%        (4)%         3 %        5 %            (1)%        (1)%
                                --           --         --          --          --         --              --          --

                                 4 %         (1)%       (2)%       (10)%       (36)%      (25) %           (7)%        (9)%
                                --           --         --          --         ---         --              --          --
____________________________________________________________________________________________________________________________

PRC
- ---
Total Revenues              $205.4     $  395.6      $   -      $    -      $    -     $    -        $  205.4    $  395.6
                            ------     --------      -----      ------      ------     ------        --------    --------

Unit Volume -                   19 %         17 %        -           -           -          -              19 %        17 %
                                --           --         --          --          --         --              --          --
____________________________________________________________________________________________________________________________

Consolidated
- ------------
Total Revenues              $757.8     $1,417.0     $319.8      $613.8      $143.6     $274.9        $1,221.2    $2,305.7
                            ------     --------     ------      ------      ------     ------        --------    --------

Unit Volume - Existing          11 %          8 %        5 %         1 %         6 %        4 %             9 %         5 %
            - Disposed          (3)%         (4)%       (1)%         -          (5)%       (4)%            (2)%        (3)%

Price                            1 %          1 %        2 %         1 %         -          1 %             1 %         1 %
Currency                         -            -         (5)%        (5)%        (3)%       (2)%            (2)%        (1)%
                                --           --         --          --          --         --              --          --
Change in Total Revenues         9 %          5 %        1 %        (3)%        (2)%       (1) %            6 %         2 %
                                --           --         --          --          --         --              --          --
____________________________________________________________________________________________________________________________

   Existing unit volume grew by 9% and 5% for the three-month and six-month periods ended July 3, 1994. Continued strong revenue growth in the Consumer segment and at PRC offset continuing revenue shortfalls in the Commercial segment. Disposed unit volume represents the effect of the sale of the Corbin Russwin and Dynapert businesses during the fourth quarter of 1993. Pricing actions modestly improved revenue comparisons to last year but were offset by the negative effects of foreign exchange.

CONSUMER AND HOME IMPROVEMENT PRODUCTS

   Existing unit volume in the Consumer segment increased by 8% and 5% for the three-month and six-month periods ended July 3, 1994, as compared to the same periods last year. Strong revenue growth continued in the Corporation's domestic consumer businesses with double-digit sales increases in power tools, accessories, and plumbing products. Within the Security Hardware businesses, Kwikset continues to report revenue gains compared to last year. Much of the revenue growth in these businesses is attributable to recent new product introductions and to an improving economy. This strong performance was partially offset, however, by a decline in sales of domestic household products. Sales of golf club shafts were essentially flat for the quarter and down slightly for the six month period compared to last year.

   Most of the Corporation's Consumer businesses in Europe, with the exception of the businesses in the United Kingdom and Germany which were flat to last year, showed moderate improvement during the second quarter of 1994 as compared to last year with several markets, particularly in Scandinavia, reporting double-digit sales growth.

   Performance of the Consumer businesses in other international areas for the three-month and six-month periods was much improved to last year with double-digit sales growth continuing in Latin America and in the Asia Pacific regions. Also, Australia, Mexico and Canada are beginning to show signs of improvement with sales above last year for the second quarter of 1994.

COMMERCIAL AND INDUSTRIAL PRODUCTS

   Existing unit volume in the Commercial segment for the three-months ended July 3, 1994, was 1% ahead of the comparable period of last year. For the six-month period, existing volume is still below last year. The improved performance during the second quarter was attributable to continued double-digit growth in the domestic fastenings business, primarily on the strength of the resurging automotive industry, and to improved performance in the European fastenings business, particularly in Scandinavia and Germany. The glass machinery business continues to be weak in all geographic areas and offset much of the improvement.
However, orders in the glass machinery business during the first six months of 1994 have increased over the corresponding period last year, and backlog in this business was higher at July 3, 1994 than at December 31, 1993.

 INFORMATION SYSTEMS AND SERVICES

   PRC's total revenues for the three-month and six-month periods ended July 3, 1994, grew by 19% and 17%, respectively, compared to the same periods last year. Most of this improvement related to revenues from the Super-Minicomputer Procurement (SMP) contract with the United States Government.

EARNINGS

   Operating income as a percentage of revenues for the three-month and six-month periods ended July 3, 1994, was 6.9% and 6.6%, respectively, compared to 6.5% and 6.3% for the comparable periods in 1993. This operating income improvement for both the three-month and six-month periods occurred in most domestic Consumer businesses and in the Commercial fastening business while operating income in the Commercial glass machinery business and in the golf club shaft business was below last year's levels. Operating income at PRC also improved during the second quarter in both dollars and as a percentage of sales.

   Gross margin on product sales as a percentage of revenues for the three-month and six-month periods ended July 3, 1994, was 36.6% and 36.4%, respectively, compared to 35.7% and 35.8% for the comparable periods of 1993. This improvement occurred primarily in the Consumer segment and in the fastening business within the Commercial segment and was the result of improved manufacturing efficiencies, continued overhead cost controls, lower initial new product start-up costs, and the effect of the sale of lower-margin businesses.

   PRC's gross margin as a percentage of revenues for the three-month and six-month periods was 24.2% and 24.4%, respectively, compared to 26.7% for both periods last year. These lower margins were primarily because of the dilutive effect during the early stages of the SMP contract.

   Marketing and administrative expenses as a percentage of total revenues for the three-month and six-month periods ended July 3, 1994, were 27.6% and 27.7%, respectively, compared to 27.9% and 28.1% for the comparable periods of last year. Higher promotional costs during the second quarter have been more than offset by continuing cost cutting efforts at all levels within the Corporation and by the leveraging effect of higher sales volumes.

   Net interest expense (interest expense less interest income) for the three-month and six-month periods ended July 3, 1994, of $47.8 million and $91.7 million, respectively, was higher than the comparable periods of 1993 primarily because of higher borrowing costs on approximately the same average debt level.
The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the six-month period ended July 3, 1994, the Corporation's variable rate debt to total debt decreased from 46% at December 31, 1993, to 42% at July 3, 1994.

   Other expense for the three-month and six-month periods ended
July 3, 1994 and July 4, 1993, primarily includes the discount on the sale of receivables.

   The Corporation's effective tax rate for the six months ended July 3, 1994, was 33% compared to 35% for the comparable period of last year. The lower rate for 1994 was the result of a change in the mix between foreign and domestic earnings, primarily due to improved operating earnings in the United States where the Corporation can take advantage of net operating loss carryforwards.

FINANCIAL CONDITION

   In the Consolidated Statement of Cash Flows, operating activities for the six months ended July 3, 1994, generated cash of $22.7 million compared to a usage of $93.8 million for the first six months of 1993. Net working capital reductions (i.e., trade receivables, inventories, and trade payables) generated cash of $14.9 million this year compared to cash usage of $44.8 million last year. Improved inventory turns compared to last year was the primary reason for the improvement in working capital.

   Other assets and liabilities were $59.5 million favorable to last year, primarily the result of reduced spending on deferred contract costs at PRC during 1994 compared to 1993, cash payments to terminate certain interest rate hedges during the first quarter of 1993 and lower tax payments during 1994 compared to 1993 due to a deposit of $29 million in 1993 related to tax audits.

   Investing activities for the six months ended July 3, 1994, used cash of $75.8 million compared to $73.5 million last year. Lower capital spending during the first six months of 1994 was offset by net cash outflow related to the Corporation's hedging activities compared to a net cash inflow last year. Capital expenditures for the full year of 1994 are expected to be at approximately the same level as 1993.

   Financing activities generated cash of $55.3 million for the six months ended July 3, 1994, compared to cash generated of $179.4 million in the first six months of 1993 reflecting reduced financing requirements in 1994 as a result of improved operating cash flows.

   During the first quarter of 1994, the Corporation issued $250 million of 7% Notes due February 1, 2006. The net proceeds were used to reduce borrowings under the Corporation's principal bank credit facility (the Credit Facility). Also, during the first quarter of 1994, the Corporation called its 8.375% Notes due in 1997 and repaid the 5.75% deutsche mark bearer bonds that matured in March 1994. Over the first six months of 1994, average debt maturity increased to 5.0 years from 4.8 years at December 31, 1993.

   Because of the change in the Corporation's hedge policy, as noted in the Notes to Consolidated Financial Statements, the Corporation's net equity may fluctuate as foreign exchange rates change relative to the United States dollar. This fluctuation results from the effect of foreign exchange rate changes on the unhedged portion of investments in foreign consolidated subsidiaries. This change in policy is not expected to have any effect on the results of operations and the effect of foreign exchange rate changes is specifically excluded from the calculation of the leverage ratio for purposes of the Credit Facility.

   The Corporation has filed a shelf registration statement for the issuance, from time to time, of up to $500 million in debt securities, which may consist of debentures, notes or other unsecured evidences of indebtedness. The debt securities may be offered as a separate series in amounts, at prices, and on terms to be determined by market conditions at the time of sale. The net proceeds from the sale of the debt securities will be added to the general funds of the Corporation and will be available for general corporate purposes, which may include but are not limited to refinancing of indebtedness, working capital and capital expenditures.

   The Credit Facility includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios during the term of the loan. The Corporation's leverage ratio during the life of the Credit Facility may not exceed 2.2 at the end of any fiscal quarter. The cash flow coverage ratio calculated as of the end of each fiscal quarter must be greater than 2.5 for any 12-month period ending after December 31, 1993. At July 3, 1994, the leverage ratio was 1.82 and the cash flow coverage ratio for the 12 months ended July 3, 1994, was 2.82. As of July 3, 1994, the Corporation was in compliance with all covenants and provisions of the Credit Facility.

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


RESTRUCTURING

   At the end of 1992, the Corporation commenced a restructuring of certain of its operations and accrued costs of $142.4 million, of which $98.9 million related to the decision to reorganize Dynapert, the Corporation's printed circuit board assembly business, including withdrawal from the manufacture of surface-mount technology. The remainder of the 1992 restructuring plan included a reduction of manufacturing capacity of other businesses, predominantly in Europe, at a cost of $43.5 million. During 1993, the Corporation substantially completed its restructuring plan with respect to Dynapert by withdrawing from the manufacture of surface-mount technology. In addition, during the fourth quarter of 1993, the Corporation sold the Dynapert through-hole business at a gain of $19.4 million and the Corbin Russwin commercial hardware business at a gain of $15.9 million. These gains were reflected as credits to restructuring costs in 1993. Restructuring costs for 1993 included a charge of $29.0 million for the closure and reorganization of certain manufacturing sites.

   The quantification of the major elements of each restructuring plan, as initially established, is set forth below (in millions of U.S. dollars):

                                                                 1992                   1993
                                                                 ----                   ----
Write-off of goodwill associated
  with the Dynapert business                                     $ 58.9                 $ -

Estimated losses during the Corporation's
  withdrawal from its Dynapert business                            23.5                   -

Employee severance and related costs                               33.5                  10.6

Write-down of property, plant and
  equipment and related costs                                       9.5                  13.2

Lease termination costs                                             7.1                   -

Other                                                               9.9                   5.2
                                                                 ------                 -----

  Total Restructuring Costs                                      $142.4                 $29.0
                                                                 ======                 =====

   Actions related to the 1992 and 1993 restructuring plans are proceeding as planned and are expected to be substantially completed during 1994. Total cash spending for restructuring during 1994 is expected to be approximately $50 million, of which approximately $17 million was spent in the first six months of 1994. The Corporation anticipates that the reductions in manufacturing capacity through plant closings and reorganizations will result in cost reductions, comprised primarily of reduced labor costs and depreciation expense, of approximately $20 million in 1994 and approximately $40 million annually thereafter. These actions are part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.

                                     THE BLACK & DECKER CORPORATION





PART II - OTHER INFORMATION


Item 1    Legal Proceedings

   The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The
Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

   The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The
Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative the all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.

   Reference is made to the discussion in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, and Quarterly Report on Form 10-Q for the quarter ended April 3,
1994, of the litigation involving the claims by the Attorney General of the State of California, the Natural Resources Defense Council and the Environmental Law Foundation concerning the applicability of California's Proposition 65 to faucets manufactured and sold by the Corporation's Price Pfister subsidiary and several other defendants. Subsequent to Judge Bea's order rejecting the Attorney General's claims and granting the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65, the Attorney General filed an appeal of Judge Bea's order. The Attorney General's appeal is expected to be heard later this year.

   In addition to the matters referenced in Items 1 and 3 of Part I of the Annual Report on Form 10-K for the year ended
December 31, 1993, and Item 1 of Part II of Form 10-Q for the quarter ended April 3, 1994, the Corporation's Price Pfister subsidiary is a defendant in litigation commenced on June 1, 1994, in the United States District Court for the Eastern District of Virginia (Civil Action No. 94-728A) by Masco Corporation of Indiana. Masco alleges that Price Pfister's manufacture, use and sale of its Genesis Model 42 series of lavatory faucets infringes and induces infringement of Masco's U.S. Design Patent No. 323,877, is unfair competition under federal and Virginia law and infringes the trade dress rights associated with lavatory faucets of Delta Faucet Company, a division of Masco. Masco is seeking an injunction, delivery up for destruction of offending items in Price Pfister's possession, profits, damages (trebled), costs and attorneys' fees. The Corporation believes that Masco's claims are without merit and intends to defend vigorously against the imposition of liability in this matter.

   Price Pfister has filed a counterclaim for infringement by Masco of Price Pfister's rights in U.S. Design Patent Nos. 329,911, 328,335, and 327,732, for unfair competition and patent misuse under common and statutory law, for abuse of process, and for trademark infringement under Price Pfister's U.S. Trademark Registration No. 1,808,996 and trademark registrations of several states. With respect to its counterclaims, Price Pfister seeks an injunction, damages (trebled), attorneys' fees, delivery up for destruction of Masco's molds or other manufacturing equipment, costs and expenses. Masco has counterclaimed for cancellation of Registration No. 1,808,996 and has also instituted a separate Cancellation Proceeding before the U.S. Patent and Trademark Office.

   Masco has filed a motion to dismiss Price Pfister's state law counterclaims and a motion for partial summary judgment of non-infringement of the Price Pfister patents. Masco has also filed a motion to sever and stay both Price Pfister's counterclaim for infringement of Registration No. 1,808,996 and Masco's counterclaim for cancellation thereof. A hearing on these motions was held on August 12, 1994, at which time the Court denied all of Masco's motions except for the motion to dismiss Price Pfister's abuse of process claim. The motion to dismiss Price Pfister's abuse of process claim was granted; a decision on Price Pfister's unfair competition claim was postponed pending further briefing. Price Pfister's design patent infringement and state and federal trademark claims against Masco remain pending, since Masco's motions to dismiss those claims were denied. Trial on the claims and counterclaims in this matter presently is
scheduled to begin in October or November 1994.   Management is
of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Corporation's consolidated financial position or results of operations.

   The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

   As of July 3, 1994, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation's consolidated financial position, results of operations, or liquidity.

   Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Item 6       Exhibits and Reports on Form 8-K

Exhibit No.                  Description

11                Computation of Earnings Per Common Share.

99(a)             Computation of Ratio of Earnings to Fixed Charges.

99(b)             Computation of Leverage and Cash Flow Coverage Ratios.

   The Corporation did not file any reports on Form 8-K during the three-month period ended July 3, 1994.



All other items were not applicable.

                                     THE BLACK & DECKER CORPORATION







                                           S I G N A T U R E S


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE BLACK & DECKER CORPORATION





                                     By           THOMAS M. SCHOEWE
                                                  -----------------
                                                  Thomas M. Schoewe
                                                  Vice President and
                                                  Chief Financial Officer




                                     Principal Accounting Officer



                                     By           STEPHEN F. REEVES
                                                  -----------------
                                                  Stephen F. Reeves
                                                  Corporate Controller










Date:  August 17, 1994