Form 10-Q
period 1994-11-09
BLACK & DECKER CORP
filed 1994-11-09
CIK 12355

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended                             Commission File Number
   October 2, 1994                                      1-1553

                     THE BLACK & DECKER CORPORATION
                 (Exact name of registrant as specified in its charter)


        Maryland                               52-0248090
(State of Incorporation)         (I.R.S. Employer Identification Number)


701 East Joppa Road            Towson, Maryland                    21286
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (410) 716-3900


                               Not Applicable
Former Address



Number of shares of common stock outstanding on October 2, 1994:
84,487,435.


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

                          INDEX - FORM 10-Q

                           October 2, 1994





                                                               Page



PART I - FINANCIAL INFORMATION



Consolidated Statement of Earnings - For the Three Months and
  Nine Months Ended October 2, 1994 and October 3, 1993 . . . . .   3


Consolidated Balance Sheet - October 2, 1994
  and December 31, 1993 . . . . . . . . . . . . . . . . . . . . .  4


Consolidated Statement of Cash Flows -
  For the Nine Months Ended October 2, 1994
    and October 3, 1993 . . . . . . . . . . . . . . . . . . . . .   5


Notes to Consolidated Financial Statements  . . . . . . . . . . .   6


Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . .   9


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 18


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


                                        CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                                        THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                               (Millions Except Per Share Data)



                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      ----------------------------            ---------------------------
                                                        OCT. 2,             OCT. 3,             OCT. 2,          OCT. 3,
                                                         1994                1993                1994             1993
                                                      ----------          ---------           ----------       ----------
REVENUES
  Product sales                                       $1,096.6            $  1,006.7          $  3,006.7       $  2,922.8
  Information systems and services                       226.8                 182.9               622.4            522.5
                                                      --------            ----------          ----------       ----------

TOTAL REVENUES                                         1,323.4               1,189.6             3,629.1          3,445.3

  Cost of revenues
    Products                                             701.8                 666.9             1,917.2          1,896.2
    Information systems and services                     174.4                 137.7               473.5            386.5
  Marketing and administrative expenses                  355.0                 312.1               994.1            947.0
                                                      --------            ----------          ----------       ----------

Total operating costs and expenses                     1,231.2               1,116.7             3,384.8          3,229.7
                                                      --------            ----------          ----------       ----------

OPERATING INCOME                                          92.2                  72.9               244.3            215.6

  Interest expense (net of interest income)               45.5                  43.0               137.2            129.0
  Other income (expense)                                  (2.9)                   .1                (7.3)            (5.3)
                                                      --------            ----------          ----------       ----------

EARNINGS BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                          43.8                  30.0                99.8             81.3
  Income taxes                                            14.5                  10.5                32.9             28.5
                                                      --------            ----------          ----------       ----------

NET EARNINGS BEFORE
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                          29.3                  19.5                66.9             52.8

Cumulative effect to January 1, 1993,
  of change in accounting principle for
  postemployment benefits                                    -                     -                   -            (29.2)
                                                      --------            ----------          ----------       ----------

NET EARNINGS                                          $   29.3            $     19.5          $     66.9       $     23.6
                                                      ========            ==========          ==========       ==========

NET EARNINGS APPLICABLE TO
  COMMON SHARES                                       $   26.4            $     16.6          $     58.1       $     14.8
                                                      ========            ==========          ==========       ==========

NET EARNINGS (LOSS) PER COMMON SHARE:

Net earnings before cumulative
  effect of change in
  accounting principle                                $    .31            $      .20          $      .69       $      .53
Cumulative effect adjustment for
  postemployment benefits                                    -                     -                   -             (.35)
                                                      --------            ----------          ----------       ----------

NET EARNINGS PER COMMON SHARE                         $    .31            $      .20          $      .69      $      .18
                                                      ========            ==========          ==========       ==========

DIVIDENDS PER COMMON SHARE                            $    .10            $      .10          $      .30       $      .30
                                                      ========            ==========          ==========       ==========

Average Common Shares Outstanding                         84.4                  83.7                84.1             83.6
                                                      ========            ==========          ==========       ==========



                              See Notes to Consolidated Financial Statements

                                           CONSOLIDATED BALANCE SHEET
                                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                   (Millions of Dollars Except Per Share Data)

                                                                OCTOBER 2,                     DECEMBER 31,
                                                                   1994                           1993
                                                               ------------                   ------------
                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                       $   86.6                       $   82.0
Trade accounts receivable                                          895.2                          832.1
Inventories                                                        853.4                          728.9
Other current assets                                               130.1                          121.1
                                                                --------                       --------
  TOTAL CURRENT ASSETS                                           1,965.3                        1,764.1
                                                                --------                       --------

PROPERTY, PLANT AND EQUIPMENT                                      821.8                          796.2
GOODWILL                                                         2,320.0                        2,333.6
OTHER ASSETS                                                       425.0                          416.7
                                                                --------                       --------
                                                                $5,532.1                       $5,310.6
                                                                ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                           $  679.8                       $  332.3
Current maturity of long-term debt                                   5.0                          163.1
Trade accounts payable                                             393.5                          307.3
Other accrued liabilities                                          736.5                          705.8
                                                                --------                       --------
  TOTAL CURRENT LIABILITIES                                      1,814.8                        1,508.5
                                                                --------                       --------

LONG-TERM DEBT                                                   1,929.4                        2,069.2

DEFERRED INCOME TAXES                                               58.7                           47.9

POSTRETIREMENT BENEFITS                                            307.6                          319.3

OTHER LONG-TERM LIABILITIES                                        317.4                          316.8

STOCKHOLDERS' EQUITY
Convertible preferred stock, no par value:
  Outstanding:
  Oct. 2, 1994, and Dec. 31, 1993
    - 150,000 shares                                               150.0                          150.0
Common stock, par value $.50 per share:
  Outstanding:
  Oct.  2, 1994 - 84,487,435 shares
  Dec. 31, 1993 - 83,845,194 shares                                 42.2                           41.9
Capital in excess of par value                                   1,045.1                        1,034.8
Retained deficit                                                   (24.6)                         (57.5)
Equity adjustment from translation                                (108.5)                        (120.3)
                                                                --------                       --------
  TOTAL STOCKHOLDERS' EQUITY                                     1,104.2                        1,048.9
                                                                --------                       --------
                                                                $5,532.1                       $5,310.6
                                                                ========                       ========


                                 See Notes to Consolidated Financial Statements

                                   CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                    THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                                 (Millions of Dollars)
                                                                                  NINE MONTHS ENDED
                                                                           ------------------------------
                                                                            OCTOBER 2,               OCTOBER 3,
                                                                               1994                    1993
                                                                           -----------             -------------
OPERATING ACTIVITIES
Net earnings                                                               $    66.9               $    23.6
Adjustments to reconcile net earnings
  to cash flow from operating activities:
  Non-cash charges and credits:
    Depreciation and amortization                                              155.0                   151.1
    Cumulative effect of change in
      accounting principle                                                         -                    29.2
    Other                                                                       (3.5)                    1.2
  Changes in selected working capital items:
    Trade accounts receivable                                                  (21.1)                    8.7
    Inventories                                                               (107.1)                 (141.5)
    Trade accounts payable                                                      79.0                     4.6
  Restructuring                                                                (31.7)                  (26.5)
  Other assets and liabilities                                                  (2.9)                 (132.6)
                                                                           ---------               ---------
  CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
    BEFORE SALE OF RECEIVABLES                                                 134.6                   (82.2)
  Sale of receivables                                                          (23.0)                     .5
                                                                           ---------               ---------

  CASH FLOW FROM (USED IN) OPERATING ACTIVITIES                                111.6                   (81.7)
                                                                           ---------               ---------
INVESTING ACTIVITIES
Proceeds from disposal of assets                                                 8.8                       -
Capital expenditures                                                          (114.5)                 (142.1)
Cash inflow from hedging activities                                            957.4                   772.7
Cash outflow from hedging activities                                          (995.2)                 (744.2)
                                                                           ---------               ---------

  CASH FLOW USED IN INVESTING ACTIVITIES                                      (143.5)                 (113.6)
                                                                           ---------               ---------

  CASH FLOW BEFORE FINANCING ACTIVITIES                                        (31.9)                 (195.3)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                          347.7                    56.2
Proceeds from long-term debt
  (including revolving credit facility)                                      1,072.7                 1,499.8
Payments on long-term debt
  (including revolving credit facility)                                     (1,370.5)               (1,306.3)
Issuance of equity interest in a subsidiary                                      4.3                     4.4
Issuance of common stock                                                        10.6                     5.3
Cash dividends                                                                 (34.0)                  (33.8)
                                                                           ---------               ---------

  CASH FLOW FROM FINANCING ACTIVITIES                                           30.8                   225.6

Effect of exchange rate changes on cash                                          5.7                    (4.7)
                                                                           ---------               ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                            4.6                    25.6
Cash and cash equivalents at beginning of period                                82.0                    66.3
                                                                           ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    86.6               $    91.9
                                                                           =========               =========



                            See Notes to Consolidated Financial Statements

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                         THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. Prior year results have been restated to include a cumulative charge for the adoption, as of January 1, 1993, of Statement of Financial Accounting Standard (SFAS) No. 112, "Employers' Accounting For Postemployment Benefits." Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1994.

    Operating results for the three-month and nine-month periods ended October 2, 1994, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

SALE OF RECEIVABLES

    At October 2, 1994, under its sale of receivables program, the Corporation had sold $195.0 million of receivables compared to $218.0 million at December 31, 1993. The discount on sale of receivables is included in "Other income (expense)." During the second quarter of 1994, the Corporation negotiated a seasonal expansion of the capacity of the receivables sale program from $200 million to $275 million for the period from October 1, 1994 through January 31, 1995.

INVENTORIES

    The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                             October 2,          December 31,
                                                               1994                  1993
                                                           ------------          -----------

FIFO Cost
  Raw materials and work-in-process                         $  250.6              $  206.2
  Finished products                                            648.7                 567.4
                                                            --------              --------

                                                               899.3                 773.6
  Excess of FIFO cost over LIFO
    inventory value                                            (45.9)                (44.7)
                                                            --------              --------

                                                            $  853.4              $  728.9
                                                            ========              ========
/TABLE

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; foreign inventories are valued on the first-in, first-out (FIFO) method.

GOODWILL

Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                Oct. 2,           Dec. 31,
                                                                 1994               1993
                                                               ---------         ---------
Goodwill                                                       $2,739.2          $2,699.9
Less accumulated amortization                                     419.2             366.3
                                                               --------          --------
                                                               $2,320.0          $2,333.6
                                                               ========          ========

DEBT REFINANCING

    In the first quarter of 1994, the Corporation issued $250
million of 7% Notes due February 1, 2006 and repaid its 8.375%
Notes due in 1997 and 5.75% deutsche mark bearer bonds that matured in March 1994.

    During the third quarter of 1994, the Corporation reduced the commitment available under the Corporation's principal credit facility by $300 million to a maximum of $1.7 billion.

    The Corporation has filed a shelf registration statement for the issuance, from time to time, of up to $500 million in debt securities, which may consist of debentures, notes or other unsecured evidences of indebtedness. The debt securities may be offered in separate series in amounts, at prices, and on terms to be determined by market conditions at the time of sale. The net proceeds from the sale of the debt securities will be available for general corporate purposes, which may include but are not limited to refinancing of indebtedness, working capital and capital expenditures. As of October 2, 1994, the Corporation had issued $26 million aggregate principal amount of debt securities under the shelf registration statement.

    Indebtedness of subsidiaries of the Corporation in the aggregate principal amount of $644 million is included in the accompanying balance sheet as of October 2, 1994.

INTEREST EXPENSE (Net of Interest Income)

    Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                           Three Months Ended                     Nine Months Ended
                        -----------------------                ----------------------
                          Oct. 2,           Oct. 3,             Oct. 2,            Oct. 3,
                           1994              1993                 1994              1993
                        ----------         ---------           ---------         ---------
Interest expense        $   47.0          $   44.7             $  142.7          $  135.2
Interest (income)           (1.5)             (1.7)                (5.5)             (6.2)
                        --------           --------            --------           --------
                        $   45.5          $   43.0             $  137.2          $  129.0
                        ========           ========            ========          ========

CHANGE IN HEDGE POLICY

As more fully discussed in the Annual Report on Form 10-K for the year ended December 31, 1993, the Corporation historically has sought to reduce the effects of foreign currency fluctuations on its net investments in foreign subsidiaries through the purchase of foreign currency forward and option contracts. During the second quarter of 1994, the Corporation reevaluated its foreign currency hedge policy and concluded that the benefits of its net investment hedging program no longer exceeded its costs. Accordingly, the Corporation intends to hedge only a portion of its net investments in foreign subsidiaries.

NET EARNINGS PER COMMON SHARE

    Net earnings per common share for each period presented are computed by dividing net earnings applicable to common shares, which are after preferred dividends of $2.9 million and $8.8 million for each of the three-month and nine-month periods ended October 2, 1994 and October 3, 1993, by the weighted average number of common shares outstanding for each period.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    For the three-month period ended October 2, 1994, the Corporation reported net earnings of $29.3 million or $.31 per common share compared to $19.5 million or $.20 per common share for the three-month period ended October 3, 1993. For the nine-month period ended October 2, 1994, net earnings were $66.9 million or $.69 per common share as compared to $23.6 million or $.18 per common share for the nine-month period ended October 3, 1993. Excluding the cumulative effect of the adoption of SFAS No. 112 in 1993, net earnings for the nine-month period ended October 3, 1993, were $52.8 million or $.53 per common share. The improvement in net earnings before the cumulative effect of a change in accounting principle is primarily attributable to improved operating results, stemming from cost reduction initiatives and leverage improvements realized from higher sales volumes.

    During the nine months ended October 2, 1994, excluding the effects of the sale of receivables, operating activities of the Corporation generated cash of $134.6 million as compared to a cash usage of $82.2 million for the corresponding period in 1993.

RESULTS OF OPERATIONS

REVENUES

    The following chart sets forth an analysis of changes in revenues for the three-month and nine-month periods ended
October 2, 1994 and October 3, 1993.

   _______________________________________________________________________________________________
   Analysis of Changes in Revenues ($Millions)
   -------------------------------------------

   Consolidated                      Three Months Ended                Nine Months Ended
   ------------                   ------------------------           -----------------------
                                   Oct. 2,         Oct. 3,            Oct. 2,        Oct. 3,
                                    1994            1993               1994           1993
                                  --------        --------           --------       --------
   Total revenues                 $1,323.4        $1,189.6           $3,629.1       $3,445.3
   Unit volume - Existing (1)           12 %             4 %                8 %            4 %
               - Disposed (2)           (3)%             -                 (3)%            -
   Price                                 1 %             1 %                1 %            1 %
   Currency                              1 %            (5)%               (1)%           (3)%
                                  --------        --------           --------       --------
   Change in total revenues             11%              - %                5%             2 %
   _______________________________________________________________________________________________

   (1) Existing - Reflects the change in unit volume for businesses where period-to-period comparability exists.
   (2) Disposed - Reflects the change in total revenues for businesses that were included in prior year results but subsequently have been sold.

   The Corporation operates in three business segments:
Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, lawn and garden and outdoor recreational products, plumbing products, and product service; Commercial and Industrial Products (Commercial), including fastening systems and glass container-making equipment; and Information Systems and Services (PRC), including government and commercial information systems development, consulting, and other related contract services. The following chart sets forth an analysis of the change in revenues for the three months and nine months ended October 2, 1994, compared to the three months and nine months ended October 3, 1993, by geographic area for each business segment.

                              THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                THREE AND NINE MONTHS ENDED OCTOBER 2, 1994
                                      ANALYSIS OF CHANGES IN REVENUES
                                         (in millions of dollars)


                                United
                                States                  Europe                 Other                    Total
                                ------                  ------                 -----                    -----
                           3 MOS        9 MOS      3 MOS       9 MOS      3 MOS       9 MOS        3 MOS      9 MOS
                           -----       -------     -----       -----      -----       -----        -----      -----
Consumer
- --------
Total Revenues             $572.5      $1,464.6    $233.9      $745.8     $155.6      $384.7       $  962.0   $2,595.1
                           ------      --------    ------      ------     ------      ------       --------   --------

Unit Volume - Existing          9 %           7 %       6 %         4 %       24 %        15 %           11 %         7 %
            - Disposed         (3)%          (4)%       -           -         (1)%        (1)%           (2)%       (2)%

Price                           1 %           1 %       1 %         1 %        1 %         1%             1 %        1 %
Currency                        -             -         6 %        (2)%       (2)%        (3)%            1 %       (1)%
                               --            --        --          --         --          --             --         --
                                7 %           4 %      13 %         3 %       22 %        12 %           11 %        5 %
                               --            --        --          --         --          --             --         --
____________________________________________________________________________________________________________________________

Commercial
- ----------
Total Revenues             $ 58.1      $  187.3    $ 47.9      $149.9     $ 28.6      $ 74.4         $134.6   $  411.6
                           ------      --------    ------      ------     ------      ------         ------   --------

Unit Volume - Existing          7 %           6 %       2 %        (4)%       (2)%       (10)%            3 %       (1)%
            - Disposed         (7)%          (8)%      (1)%        (2)%      (15)%       (15)%           (7)%       (7)%

Price                           2 %           1 %      (1)%         1 %       (1)%        (1)%            - %        - %
Currency                        -             -         6 %        (1)%        3 %         4 %            3 %        1 %
                               --            --        --          --         --          --             --         --

                                2 %          (1)%       6 %        (6)%      (15)%       (22) %          (1)%       (7)%
                               --            --        --          --        ---          --             --         --
____________________________________________________________________________________________________________________________

PRC
- ---
Total Revenues             $226.8      $  622.4     $   -      $    -     $    -      $    -       $  226.8   $  622.4
                           ------      --------     -----      ------     ------      ------       --------   --------

Unit Volume -                  24 %          19 %       -           -          -           -             24 %       19 %
                               --            --        --          --         --          --             --         --
____________________________________________________________________________________________________________________________

Consolidated
- ------------
Total Revenues             $857.4      $2,274.3    $281.8      $895.7     $184.2      $459.1       $1,323.4   $3,629.1
                           ------      --------    ------      ------     ------      ------       --------   --------

Unit Volume - Existing         13 %           9 %       4 %         2 %       19 %        10 %           12 %        8 %
            - Disposed         (3)%          (3)%       - %         -         (4)%        (4)%           (3)%       (3)%

Price                           1%            1 %       1 %         1 %        1 %         1 %            1 %        1 %
Currency                        -             -         6 %        (2)%       (1)%        (2)%            1 %       (1)%
                               --            --        --          --         --          --             --         --
Change in Total Revenues       11 %           7 %      11 %         1 %       15 %         5 %           11 %        5 %
                               --            --        --          --         --          --             --         --
____________________________________________________________________________________________________________________________

    Existing unit volume grew by 12% and 8% for the three-month and nine-month periods ended October 2, 1994. The strong revenue growth experienced in the Consumer segment and PRC during the first half of 1994 continued in the third quarter. Existing unit volume in the Commercial segment also showed growth during the third quarter of 1994 over the same period last year. Disposed unit volume represents the effect of the sale of the Corbin
Russwin and Dynapert businesses during the fourth quarter of 1993. Pricing actions improved revenue comparisons to last year by 1% during the three months and nine months ended October 2, 1994. The effects of changes in foreign exchange rates contri-buted a positive 1% to revenues during the three months ended October 2, 1994, but had a negative 1% impact on revenues during the nine months then ended.

Consumer and Home Improvement Products

    Existing unit volume in the Consumer segment increased by 11% and 7% for the three-month and nine-month periods ended
October 2, 1994, as compared to the corresponding periods in 1993. The strong domestic revenue growth experienced earlier in the year continued during the third quarter of 1994, with double-digit sales increases in power tools, plumbing products and, excluding the impact of sold businesses, security hardware.
Much of the revenue growth in these businesses is attributable to recent new product introductions and to an improving economy. Revenues in the domestic accessories business, while still above the 1993 levels for the nine-month period ended October 2, 1994, declined in the third quarter of 1994 over the corresponding period last year due primarily to the Corporation's exit, during the second quarter of 1994, from a small, less profitable portion of the accessories business. The third quarter of 1994 was the first quarter in the year in which sales of domestic household products exceeded the prior year's levels. During the three months ended October 2, 1994, domestic household product revenues increased at a high single-digit rate over the corresponding period in 1993; however, revenues for the nine months ended October 2, 1994, continued below the prior year's level. The growth in domestic sales of household products during the third quarter of 1994 was primarily attributable to new product introductions. Sales of golf club shafts increased at a double-digit rate during the quarter ended October 2, 1994, compared to the weak corresponding quarter in 1993. Sales of golf club shafts for the nine-month period ended October 2, 1994, were essentially flat as compared to the same period in the prior year.

    Excluding the positive effects of changes in foreign exchange rates, the Corporation's Consumer businesses in Europe, with the exception of the business in Germany, benefitted from strengthening economies and showed improvement during the third quarter of 1994 as compared to the third quarter of 1993. While moderate improvement was noted in the United Kingdom during the quarter ended October 2, 1994, the Consumer businesses in several European markets, particularly in Scandinavia, experienced double-digit sales growth over the comparable period in 1993.

    Performance of the Consumer businesses in other international areas for the three-month and nine-month periods ended October 2, 1994, was much improved to last year with double-digit sales growth continuing in the Latin American and Asia Pacific regions. Double-digit sales growth over the corresponding period in 1993 was also experienced during the third quarter of 1994 in Australia, Mexico and, excluding the effects of a sold business, Canada.

Commercial and Industrial Products

    Existing unit volume in the Commercial segment for the three months ended October 2, 1994, was 3% ahead of the comparable period of last year. For the nine-month period ended October 2, 1994, existing unit volume was slightly below the prior year's level. The improved performance during the third quarter of 1994 compared to the third quarter of 1993 was attributable to continued double-digit growth in the domestic fastenings business, primarily on the strength of the automotive industry, and to improved performance in the European fastenings business, particularly in Scandinavia and Germany. Demand in the glass machinery business continues to be weak in all geographic areas and offset much of the improvement experienced by the fastenings business during the three months and nine months ended October 2, 1994. Order backlog for the glass machinery business was significantly higher at October 2, 1994 than at December 31, 1993, however, and improving order trends have been experienced during the nine months ended October 2, 1994.

Information Systems and Services

    PRC's revenues for the three-month and nine-month periods ended October 2, 1994, grew by 24% and 19%, respectively, compared to the same periods last year. Most of this improvement related to revenues from the Super-Minicomputer Procurement (SMP) contract with the United States Government.

EARNINGS

    Total operating income as a percentage of revenues for the three-month and nine-month periods ended October 2, 1994, was 7.0% and 6.7%, respectively, compared to 6.1% and 6.3% for the comparable periods of 1993.

    Gross margin on product sales for the three-month and nine-month periods ended October 2, 1994, was 36.0% and 36.2%, respectively, compared to 33.8% and 35.1% for the comparable periods in 1993. Both the Consumer and Commercial segments contributed to the gross margin improvements, which resulted primarily from increased manufacturing productivity, the implementation of cost containment initiatives, and the effect of leverage of fixed and semi-fixed costs over a higher sales base.

    PRC's gross margin on information systems and services revenues for the three-month and nine-month periods ended October 2, 1994, was 23.1% and 23.9%, respectively, compared to 24.7% and 26.0% for the corresponding periods in 1993. The margin erosion experienced by PRC in 1994 was primarily the result of the dilutive effect of the SMP contract during its early stages.

    Marketing and administrative expenses as a percentage of total revenues were essentially flat at 26.8% and 27.4% for the three-month and nine-month periods ended October 2, 1994, as compared to 26.2% and 27.5% for the same periods in 1993. The leverage experienced in gross margin during the three months ended
October 2, 1994, was not repeated with respect to marketing and administrative expenses during the same period as increased levels of promotion substantially offset other improvements.

    Interest expense for the three-month and nine-month periods ended October 2, 1994, was higher than in the corresponding periods of 1993. The effects of an increasing interest rate environment during the first nine months of 1994 were partially offset by decreases in average net debt (debt less cash) during the same period. At October 2, 1994, the Corporation's variable rate debt to total debt ratio (after considering the effects of interest rate hedges) was 37% compared to 46% at December 31, 1993. During this period, average debt maturity decreased to 4.7 years from 4.8 years.

    The Corporation's effective tax rate for both the three- and nine-month periods ended October 2, 1994, was 33% compared to 35% for the comparable periods in 1993. The lower rate for 1994 was primarily the result of increased operating income in the United States where the Corporation benefits from existing net operating loss carryforwards.

FINANCIAL CONDITION

    As indicated in the Consolidated Statement of Cash Flows, operating activities before the sale of receivables generated cash of $134.6 million for the nine months ended October 2, 1994 compared to a cash usage of $82.2 million for the corresponding period in 1993. This increase in the level of cash generation during 1994 was primarily the result of increased profitability coupled with the Corporation's emphasis on reducing inventory levels and other working capital requirements as well as the inclusion of a number of unusual and unfavorable nonrecurring items in the corresponding 1993 period.

    Investing activities for the nine-month period ended October 2, 1994, used cash of $143.5 million compared to $113.6 million of cash used for the comparable period in 1993. During the first nine months of 1994, capital expenditures were approximately $28 million below the same period in 1993. This lower level of capital spending in the nine months ended October 2, 1994, represented a timing difference, as full year capital expendi-tures for 1994 are expected to approach 1993 levels. Cash flows associated with hedging activities resulted in a net cash outflow of $37.8 million for the nine-month period ended October 2, 1994, compared to a net cash inflow of $28.5 million for the corresponding period in 1993.

    Cash flow generated from financing activities for the nine-month period ended October 2, 1994, was $30.8 million as compared to $225.6 million for the corresponding period in the prior year. Improved operating cash flow during the nine months ended October 2, 1994, over the same period in 1993 has reduced the Corporation's requirements for external financing.

    The Corporation's net debt (debt less cash) increased by $45.0 million, from $2,482.6 million at December 31, 1993, to $2,527.6 million at October 2, 1994, as compared to an increase of $222.8 million during the first nine months of 1993. The increase in short-term borrowings from $332.3 million at December 31, 1993, to $679.8 million at October 2, 1994 (as compared to $404.2 million at October 3, 1993) resulted primarily from the accounting classification of various types of borrowing alternatives under the Corporation's principal unsecured revolving credit facility (the Credit Facility) and was largely offset by reductions in long-term debt and current maturities of long-term debt during the nine months ended October 2, 1994.

    Subsequent to October 2, 1994, the Corporation renegotiated the pricing of borrowings under the Credit Facility. As a result of the renegotiation, borrowings under the Credit Facility will bear interest at LIBOR plus .4375% or at other variable rates set forth therein. This pricing represents a reduction of .0625% over the prior pricing. In addition, the facility fee paid on the banks' commitment under the Credit Facility, whether used or unused, was reduced by .075% to .175%.

    The Credit Facility includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios. The Corporation's leverage ratio during the term of the Credit Facility may not exceed 2.2 at the end of any fiscal quarter. The cash flow coverage ratio, calculated as of the end of each fiscal quarter, must exceed 2.5 for any 12-month period ending after December 31, 1993. As of October 2, 1994, the Corporation was in compliance with all covenants and provisions of the Credit Facility. As of October 2, 1994, the Corporation's leverage ratio was 1.82 and its cash flow coverage ratio for the 12 months then ended was
2.90. For additional information in respect of the Credit Facility, see Note 10 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

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

RESTRUCTURING

    At the end of 1992, the Corporation commenced a restructuring of certain of its operations and accrued costs of $142.4 million, of which $98.9 million related to the decision to reorganize Dynapert, the Corporation's printed circuit board assembly business, including withdrawal from the manufacture of surface-mount technology. The remainder of the 1992 restructuring plan included a reduction of manufacturing capacity in other businesses, predominantly in Europe, at a cost of $43.5 million. During 1993, the Corporation substantially completed its restructuring plan with respect to Dynapert by withdrawing from the manufacture of surface-mount technology. In addition, during the fourth quarter of 1993, the Corporation sold the Dynapert through-hole business at a gain of $19.4 million and the Corbin Russwin commercial hardware business at a gain of $15.9 million. These gains were reflected as credits to restructuring costs in 1993. Restructuring costs for 1993 included a charge of $29.0 million for the closure and reorganization of certain manufacturing sites.

    The quantification of the major elements of each restructuring plan, as initially established, is set forth below (in millions):

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
                                                               ======                 =====

    Actions related to the 1992 and 1993 restructuring plans are proceeding as planned and are expected to be substantially completed during 1994. Total cash spending for restructuring during 1994 is expected to be approximately $45 million, of which approximately $32 million was spent during the first nine months of 1994. The Corporation anticipates that the reductions in manufacturing capacity through plant closings and reorganizations will result in cost reductions, comprised primarily of reduced labor costs and depreciation expense, of approximately $20 million in 1994 and approximately $40 million annually thereafter. These actions are part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.

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

    Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, in respect of certain environmental matters at the Corporation's facility in Hampstead, Maryland. The Corporation has received all permits necessary to operate its expanded groundwater treatment system at the Hampstead facility and the system is fully operational.

    On or about October 11, 1994, suit was filed in the United States District Court for the District of Maryland against the Corporation by the owners of a farm that is adjacent to the plant. (Leister et al. v. The Black & Decker Corporation (Civil Action No. JFM 94-2809)) Plaintiffs claim that groundwater contamination, allegedly emanating from the Hampstead facility, has migrated in groundwater and has adversely affected plaintiffs' property. Plaintiffs have alleged various claims for relief, including causes of action under the Federal Resource Conservation Recovery Act, Comprehensive Environmental Response Compensation and Liability Act, and the Clean Water Act, as well as various state tort claims, including claims for negligence, nuisance, intentional misrepresentation and negligent misrepresentation. Plaintiffs seek various forms of relief including compensatory damages of $20,000,000 and punitive damages of $100,000,000. The Corporation believes that plaintiffs' claims are without merit and intends to defend vigorously against the allegations made in this matter. Management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Corporation's consolidated financial statements.

    Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, in respect of claims submitted by Emhart Corporation to several of its insurance carriers regarding costs incurred with respect to liability for the cleanup of hazardous wastes at various sites owned by Emhart. Emhart recently settled a number of the outstanding claims with its insurance carriers.
A number of remaining claims still are pending, however, and they are being defended vigorously by the remaining insurance carrier.

    Reference is made to the discussion in Item 1 of Part II of the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, in respect of litigation involving the Corporation's Price Pfister subsidiary and Masco Corporation of Indiana. Subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended July 3, 1994, a number of summary judgment motions were filed by each party and were denied by the Court. In addition, Price Pfister and Masco have added a counterclaim and claim, respectively, that their trade secrets have been misappropriated by the other party. Trial on the claims and counterclaims in this matter is scheduled to begin on November 14, 1994. Management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Corporation's consolidated financial statements.

    In August 1994, PRC Environmental Management, Inc. ("EMI") was informed by the Office of the Inspector General of the Environmental Protection Agency ("EPA") that the Office of the Inspector General was commencing an investigation into EMI's subcontractor payment practices. The investigation involves the timing of EMI's processing of subcontractor payments and the submission by EMI of invoices to the EPA. PRC and EMI are cooperating with the Office of the Inspector General and the United States Attorney's office in this matter and, pursuant to an agreement with the Office of the Inspector General and the United States Attorney's office, PRC and EMI are conducting an internal investigation of the facts and circumstances surrounding the investigation. The Corporation cannot predict the eventual outcome of this investigation, but, based on currently available information, management believes that the investigation will not have a material adverse effect on the Corporation's consolidated financial statements.

    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable.
These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

    As of October 2, 1994, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation's consolidated financial statements.

    Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation's consolidated financial statements.

Item 6        Exhibits and Reports on Form 8-K

Exhibit No.                   Description

 4           Amendment No. 1 to Credit Agreement
10           The Black & Decker Corporation Deferred Compensation Plan
             for Non-Employee Directors, as amended
11           Computation of Earnings Per Common Share
27           Financial Data Schedule
99(a)        Computation of Ratio of Earnings to Fixed Charges
99(b)        Computation of Leverage and Cash Flow Coverage Ratios

Reports on Form 8-K

    The Corporation filed a Current Report on Form 8-K with the
Commission on September 12, 1994. The Current Report on form 8-K was filed pursuant to Item 5 of Form 8-K and reported the commencement of a Medium-Term Note Program by the Corporation under its $500,000,000 shelf registration.

All other items were not applicable.

                                    THE BLACK & DECKER CORPORATION



                                          S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE BLACK & DECKER CORPORATION





                               By            THOMAS M. SCHOEWE
                                  __________________________________________
                                             Thomas M. Schoewe
                                  Vice President and Chief Financial Officer



                               Principal Accounting Officer

                               By            STEPHEN F. REEVES
                                  __________________________________________
                                             Stephen F. Reeves
                                             Corporate Controller










Date:  November 9, 1994