Form 10-K
period 1994-12-31
BLACK & DECKER CORP
filed 1995-03-20
CIK 12355

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED                COMMISSION FILE NUMBER
   December 31, 1994                            1-1553

                    THE BLACK & DECKER CORPORATION
         (Exact name of registrant as specified in its charter)

         Maryland                        52-0248090
(State of Incorporation)   (I.R.S. Employer Identification Number)

          Towson, Maryland                                21286
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  410-716-3900

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
     Title of each class                   on which registered
Common Stock, par value $.50 per share  New York Stock Exchange
                                        Pacific Stock Exchange
Preferred Share Purchase Rights         New York Stock Exchange
                                        Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1995 was $2,123,113,850.

The number of shares of Common Stock outstanding as of February 20, 1995 was 84,924,554.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.




                               PART I

ITEM 1.	BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS
	The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a global marketer and manufacturer of quality products used in and around the home and for commercial applications. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
	     The Corporation is the world's leading producer of power tools, power tool accessories and security hardware, and the Corporation's product lines hold leading market share positions in these industries. The household products business is the North American leader and is among the major global competitors in the small household appliance industry. The Corporation is the worldwide leader in the manufacturing of steel golf club shafts and glass container-making equipment and is among the major global suppliers of engineered fastening systems. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.
	     The Corporation also is a major supplier of information systems and services to the United States government and commercial customers.
	     On May 1, 1992, the Corporation sold 20,700,000 shares of common stock at $23.25 per share. Net proceeds of $465.4 million were used to reduce debt.
	     In November 1992, the Corporation entered into a five-year, unsecured revolving credit facility (the
Credit Facility) with a syndicate of banks, which currently provides financing of up to $1.4 billion.
Initial borrowings under the Credit Facility were used to repay amounts outstanding under the Corporation's previous term loan and revolving credit facility, and to repay certain other borrowings. For additional information about the Credit Facility, see Note 8 of Notes to Consolidated Financial Statements included in
Item 8 of Part II of this report.
	     During 1992, the Corporation commenced a restructuring of certain of its operations and accrued costs of $142.4 million. Of this amount, $98.9 million related to the Corporation's decision to reorganize
Dynapert, the Corporation's printed circuit board assembly equipment business, including the withdrawal from the manufacturing of surface-mount machinery in Europe. The restructuring plan also included a reduction of manufacturing capacity of other businesses.
During 1993, the Corporation substantially completed its restructuring plan related to Dynapert and, in October
1993, sold the Dynapert through-hole business at a gain of $19.4 million. Also during 1993, the Corporation sold the Corbin Russwin commercial hardware business at a gain of $15.9 million. In 1993, the Corporation realized cash proceeds of approximately $108 million from the sale of Dynapert and Corbin Russwin, which were used to reduce debt. Results of operations for 1993 also included a charge of $29 million for the closure and reorganization of certain manufacturing sites. These plant actions, which have been substantially completed during 1994, were part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure. For additional information about the restructuring program, see the section entitled Restructuring in Management's Discussion and Analysis of Financial Conditions and Results of
Operations and Note 18 of Notes to Consolidated
Financial Statements, included in Items 7 and 8 of Part
II of this report.
	     During 1993, the Corporation filed a shelf registration statement with the Securities and Exchange
Commission for the issuance of up to $1 billion of debt securities and extended its debt maturities through the issuance of $750 million of long-term notes under this shelf registration. The net proceeds from the sale of these notes were used to repay amounts outstanding under the Credit Facility. In January 1994, the Corporation issued an additional $250 million of long-term debt securities under this shelf registration statement.
	     The Corporation renegotiated the pricing of borrowings under the Credit Facility in October 1994.
As a result of the renegotiation, borrowings under the Credit Facility will bear interest at the London interbank borrowing rate (LIBOR) plus .4375% or at other variable rates set forth therein. This pricing represents a reduction of .0625% over the prior pricing.
In addition, the facility fee paid on the banks' commitment under the Credit Facility, whether used or unused, was reduced by .075% to .175%. For additional information about the Credit Facility, see Note 8 of Notes to Consolidated Financial Statements included in
Item 8 in Part II of this report.
	     The Credit Facility provides that the interest rate margin over LIBOR declines as the Corporation's leverage ratio improves. Effective January 1, 1995, the interest rate margin over LIBOR declined by .1125% to .325% as a result of improvements in the Corporation's leverage ratio as of December 31, 1994. The interest rate margin over LIBOR, which cannot exceed .4375%, is determined quarterly based upon the leverage ratio at that time.
	  	  During 1994, the Corporation filed a shelf registration statement with the Securities and Exchange
Commission to issue up to $500 million in debt securities, which may consist of debentures, notes, or other unsecured evidences of indebtedness. These debt securities (the Medium Term Notes) may be offered in separate series in amounts, at prices, and on terms to be determined by market conditions at the time of sale.
The net proceeds from the sale of the Medium Term Notes will be available for general corporate purposes, which may include, but are not limited to, refinancing of indebtedness, working capital, and capital expenditures.
During 1994, the Corporation issued $151.8 million aggregate principal amount of the Medium Term Notes under this shelf registration statement. During the period from January 1, 1995, through February 9, 1995, the Corporation issued an additional $85 million aggregate principal amount of the Medium Term Notes.
For additional information about the shelf registration statement, see Note 8 of Notes to Consolidated Financial
Statements included in Item 8 of Part II.
		On March 2, 1995, the Corporation announced that it has agreed to sell PRC Realty Systems, Inc., a real estate listing technology business based in McLean, Virginia, to News Holdings Corp. for approximately $60 million. PRC Realty Systems, Inc., was a component of the Commercial Systems Group (CSG) of the Corporation's
Information Technology and Services segment (PRC). In fiscal year 1994, PRC Realty Systems' revenues represented less than 8% of PRC's total revenues.

(b)	FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
	The Corporation operates in three business segments:
Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; Commercial and Industrial Products, including fastening systems and glass container-making equipment;
and Information Technology and Services (formerly, the Information Systems and Services segment), including government and commercial information systems development, consulting, and other related contract services. See Note 15 of Notes to Consolidated
Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial
Condition and Results of Operations included in Item 7 of Part II of this report.



	     Revenues by product group within business segments are presented in the following table.

	1994 Revenues by Product Group within Business Segments
                               (Millions of Dollars)
                                                       Year Ended
                                                December 31, 1994
                                             Amount             %
   Consumer and Home Improvement Products
   Power Tools and Product Service          $1,632.1            31%
   Household Products                          745.2            14
   Security Hardware                           511.7            10
   Accessories                                 356.3             7
   Outdoor Products                            310.9             6
   Plumbing Products                           217.6             4
     Total Consumer and
       Home Improvement Products            $3,773.8            72%

   Commercial and Industrial Products       $  591.4            11%

   Information Technology and Services      $  883.1            17%
     Total Consolidated Revenues            $5,248.3           100%

	There is no single class of product within the product groups listed in the above table that represents more than 10% of the Corporation's total consolidated revenues. Approximately 84% of revenues in the Information Technology and Services segment are generated from contracts with various agencies of the United States government. These revenues represent approximately 14% of the Corporation's total consolidated revenues. The loss of eligibility to contract with the United States government would have a material adverse effect on the Corporation. Reference is made to the discussion under the caption "Information
Technology and Services Segment" for additional information.

(c)	NARRATIVE DESCRIPTION OF THE BUSINESS
	The following is a brief description of each of the business segments.



	CONSUMER AND HOME IMPROVEMENT PRODUCTS SEGMENT
	The Consumer and Home Improvement Products segment is composed of consumer (home use) and professional power tools and accessories, household products, security hardware, outdoor products (composed of lawn and garden power tools and recreational products), plumbing products, and product service. Power tools include both corded and cordless electric power tools, such as drills, screwdrivers, saws, sanders, grinders, car polishers and vacuums, Workmate workcenters, bench and stationary tools, and a wide variety of related tools. Accessories include accessories and attachments for power tools, and a variety of consumer-use fastening products, including gluing, stapling and riveting products. Household products include a variety of both corded and cordless small home appliances including hand-held vacuums, irons, mixers, food processors and choppers, can openers, blenders, coffeemakers, kettles, toaster ovens, wafflebakers, knives, lighting products, breadmakers, fans, and heaters. Security hardware includes both residential and commercial door hardware, including locksets, deadbolts, door closers, hinges and exit devices, and master keying systems. Outdoor products include a variety of both corded and cordless electric lawn and garden care products, such as hedge and grass trimmers, lawn edgers, mowers, blower vacuums, shredders, chain saws, grass shears, and other similar products. Outdoor recreational products include a variety of steel and composite golf club shafts, as well as chromoly steel, aluminum and composite tubing for bicycle frames, and other specialty applications.
Plumbing products include a variety of conventional and decorative faucets, shower valves, and bath accessories.
	     Power tools, household products, electric outdoor products, and related accessories are marketed around the world under the Black & Decker name as well as other trademarks and trade names, including DeWalt, Elu, Black & Decker Quantum, ProLine, Univolt,
Kodiak, Quattro, Workmate, Dustbuster, the
SnakeLight flexible flashlight, The Automatic Shut-Off iron, the SurgeExpress iron, the Spacemaker Optima line of under-the-cabinet kitchen appliances, and the HandySeries of kitchen appliances. The security hardware products are marketed under a variety of trademarks and trade names including Kwikset, Lane, Titan, NEMEF, DOM, and Corbin Co. The outdoor recreational products are marketed under the trademarks and trade names True Temper, Dynamic, Dynamic Gold,
Dynalite Gold, Gold Plus, TT Lite, EI-70, and others. Plumbing products are marketed under the trademarks and trade names Price Pfister, Genesis, Verve, Windsor, Jet Setter, and others.
	     The Corporation's product service program supports its power tools, electric outdoor products, and household products businesses. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At
December 31, 1994, there were several hundred such service centers, of which over one-half were located in the United States. The remainder were located around the world, primarily in Europe, Mexico, Australia, Canada, and Latin America. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates a reconditioning center in which power tools and small household appliances are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
	     Most of the Corporation's consumer products sold in the United States carry a two-year warranty, whereby the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Consumer products sold outside the United
States generally have similar warranty arrangements.
Such arrangements vary, however, depending upon local market conditions and laws and regulations.
	     The Corporation's product offerings in the Consumer and Home Improvement Products segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some reconditioned power tools and household products are sold through company-operated service centers and factory outlets directly to end users.
Certain security hardware products are sold to commercial, institutional, and industrial customers.
	     The principal materials used in the manufacturing of products in the Consumer and Home Improvement
Products segment are plastics, aluminum, copper, steel, bronze, zinc, brass, certain electronic components, and batteries. These materials are used in various forms, depending on the specific product. For example, aluminum or steel may be used in wire, sheet, bar, and strip stock form.
	     The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no material work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December
31, 1994, the amount of product under commodity hedges was not material to the Corporation.
	     As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world.
Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. China has been granted
Most Favored Nation (MFN) status through July 3, 1995, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply in case the MFN status is not extended. Alternative sources of supply are available, or can be developed, for many of these products. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's MFN status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Corporation.
	     Principal manufacturing and assembly facilities in the United States are located in Tarboro, Fayetteville, and Asheboro, North Carolina; Easton and Hampstead,
Maryland; Anaheim and Pacoima, California; Denison,
Texas; Amory and Olive Branch, Mississippi; and Bristow, Oklahoma. Subsequent to December 31, 1994, the
Corporation announced its intention to close its manufacturing facility located in Tarboro, North
Carolina, by June 1996. This plant closure is part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.
	     Principal facilities outside the United States are located in Buchlberg and Bruhl, Germany; Molteno and Perugia, Italy; Spennymoor, Meadowfield, and Rotherham,
England; Delemont, Switzerland; Brockville, Canada;
Queretaro, Mexico; Santo Andre, Brazil; Jurong Town,
Singapore; Kuantan, Malaysia; Newcastle, Australia; and Apeldoorn, Netherlands. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
	     The Corporation holds various patents and licenses on many of its products and processes in the Consumer and Home Improvement Products segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
	     The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The
Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
	     A significant portion of the Corporation's revenues in the Consumer and Home Improvement Products segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature.
However, sales of household products and certain consumer power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment are not generally seasonal in nature but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
	     The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, small household appliances, electric lawn and garden tools, security hardware, plumbing products, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service.
A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products.
Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

	COMMERCIAL AND INDUSTRIAL PRODUCTS SEGMENT
	The Corporation's fastening systems business manufactures an extensive line of fasteners and tools for commercial applications, including blind rivets, riveting tools, threaded inserts, stud welding systems, specialty metal and plastic fasteners for the automotive industry, plastic automotive components, self-tapping and self-drilling screws, and lock nuts in a wide variety of metals and other materials, types, and finishes. The fastening systems products are marketed under the trademarks and trade names Emhart, POP, Parker-Kalon, Parabolt, Warren, Gripco, HeliCoil,
Dodge, Tucker, and others.
	     The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide. Some of these products also are sold through the Corporation's Consumer and Home
Improvement Products segment.
	     Products are marketed directly to customers and also through distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. Except for sales to automotive manufacturers, which historically schedule plant shutdowns during July and August of each year, there is little seasonal variation.
	     The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, the Corporation is not materially dependent upon such patents or license rights with respect to its operations.
	     Principal manufacturing facilities for the fastening systems business in the United States are located in Danbury and Shelton, Connecticut; South
Whitley and Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Mt. Clemens, Michigan.
Principal facilities outside the United States are located in Birmingham, England; Giessen, Germany; and
Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
	     The raw materials used in the fastening systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, strip and sheet metals, chemical compounds, plastics, and rubber. These materials are readily available from a number of suppliers.
 	     The Corporation manufactures a variety of automatic, high-speed machines for the glass container-making industry, including machines for supplying molten glass for the forming process and for manufacturing of a full range of glass containers, electronic control systems for controlling glass container machine functions, and electronic inspection equipment for monitoring quality levels. These machines are used in producing bottles, jars, tumblers, and other glass containers primarily for food, beverage, pharmaceutical, and household products packaging. The Corporation also provides replacement parts and a variety of engineering, repairing, rebuilding, and other services to the glass container-making industry throughout the world, and these activities generate nearly two-thirds of the sales in this business. These products and services are marketed principally under the trademarks and trade names Emhart and Powers.
	     The Corporation sells glass container-making machinery and replacement parts primarily through its own sales force directly to glass container manufacturers throughout the world. The business is not dependent on one or a few customers, the loss of which would have a material adverse effect on operating results of the business.
	     Some domestic manufacturers and a number of foreign manufacturers compete with the Corporation in the manufacture and sale of various types of glass container-making equipment. However, the Corporation believes that it is the leading supplier and offers the most complete line of glass container-making and inspection machinery, parts, and service. In recent years, the glass container-making equipment business has experienced the effects of increased competition with packaging applications of plastic and other non-glass containers. Important competitive factors are price, technological and machine performance features, product reliability, and technical and application engineering services. There is little seasonal variation in this business.
	     The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the glass container-making business. While the Corporation considers those patents, trademarks, and license rights to be valuable, this business is not materially dependent upon such patents or license rights with respect to its operations.
	     The principal glass container-making equipment manufacturing facility in the United States is located in Windsor, Connecticut. Principal manufacturing facilities outside the United States are located in Orebro and Sundsvall, Sweden. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
	     The principal raw materials required for the glass container-making equipment business are steel, iron, copper and copper-based materials, aluminum and refractory materials, and electronic components.
Manufactured parts are purchased from a number of suppliers. All such materials and components are generally available in adequate quantities.
	     During 1992, the Corporation commenced a restructuring plan which included the reorganization of Dynapert, the Corporation's printed circuit board assembly equipment business. The business was divided into the through-hole and surface-mount machinery product lines. This restructuring plan included the withdrawal from the manufacturing of surface-mount machinery in Europe and was completed in 1993. Also during 1993, the Corporation sold the remaining through-hole business.

	INFORMATION TECHNOLOGY AND SERVICES SEGMENT
	The Information Technology and Services segment, incorporated as PRC Inc. (PRC), is headquartered in McLean, Virginia. PRC is a diversified information technology company that designs, develops, integrates, and supports computer-based systems which handle and process information. PRC supplies business-oriented information and other computer-based systems and provides systems integration, systems engineering, software development, and other professional services.
Its systems and services are designed to enable government and commercial customers to improve workforce productivity, increase the quality and value of their products, and gain operational and competitive advantages. PRC conducts its business through three operating units, the Federal Systems Group (FSG), the Environmental Management Group (EMG), and the Commercial
Systems Group (CSG).
	     FSG principally provides business-oriented systems and services and systems and services related to command, control, communications, intelligence, aerospace, and space operations to the United States government. EMG provides environmental engineering and consulting services, including risk and environmental impact assessments, environmental compliance evaluations, and other specialized consulting services, primarily to the United States government and to state and local governments. CSG provides systems and services to commercial customers and state and local governments. CSG is the leading provider of on-line and printed residential real estate multiple listing systems and services and of computer-aided emergency dispatch systems. (For information regarding the Corporation's announcement, subsequent to December 31, 1994, that it has agreed to sell CSG's realty systems business, see
Item 1(a), General Development of Business, included in
Part I of this report.)
	     Substantially all of PRC's government business is conducted under the terms of contractual agreements between PRC and various government agencies. Of the total revenues from federal government business in 1994, approximately 69% was derived from cost-plus contracts and time and materials contracts, and the remainder from fixed-price contracts. PRC's employees prepare contract proposals and conduct contract negotiations directly rather than through agents or other third parties.
	     Cost-plus-fixed-fee contracts generally provide for the reimbursement of costs, to the extent that such costs are allowable and allocable under government guidelines and regulations, and the payment of a fixed fee. Cost-plus-award-fee contracts generally provide for the reimbursement of costs with a base fee and an additional fee that is based upon a periodic evaluation of the contractor's performance against specified criteria. Under time and materials contracts, the contractor agrees to provide certain categories of labor that satisfy established education and experience qualifications at a fixed hourly rate. To the extent that a contractor's costs differ from the fixed hourly rate, the contractor realizes the benefit or detriment resulting from decreases or increases in the cost of performing the work. Under firm fixed-price contracts, the contractor agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment resulting from decreases or increases in the cost of performing the work. Losses on fixed-price government contracts, particularly on fixed-price development contracts, are not unusual in the government contracting business and represent an ongoing risk. Fixed-price-incentive contracts are fixed-price contracts that generally provide for the adjustment of profits and the establishment of final contract prices by a formula based on the relationship that a contract's actual total cost bears to its targeted total cost.
Factors affecting incentive compensation under a fixed-price incentive contract, in addition to cost, may include reliability, delivery schedule, and performance.
Similar to firm fixed-price contracts, the contractor on fixed-price incentive contracts bears the risk for all costs in excess of the ceiling price.
	     PRC holds licenses, copyrights, trademarks, and other proprietary technologies that are used in its systems, services, and products. Although these intellectual property rights in the aggregate are critical to the performance by PRC of its contracts, PRC believes that no single license, copyright, patent, patent application, trademark, or other proprietary technology is material to its business. This business generally does not involve the acquisition of raw materials or other commodities where scarcity is a factor. Under the terms of substantially all contracts, revenues earned (less normal retentions) may be billed as work progresses or upon completion of stipulated stages of the work. Although normal retentions may require in excess of one year for collection, there are no material receivables that are subject to extended payment terms.
	     Because a majority of PRC's business is with the United States government, loss of eligibility to contract with the government would have a material adverse effect on the Corporation. Such a condition would result from debarment proceedings in the event that PRC was determined by the government to be guilty of serious wrongdoing in the acquisition or conduct of its business.
	     Government contracts are, by their terms, subject to termination by the government for its convenience or due to default by the contractor. Upon termination of cost-plus contracts, the contractor generally is entitled to reimbursement of its allowable costs, and, if the termination is for the convenience of the government, a total fee proportionate to the percentage of the work completed under the contract. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the government, and, if the termination is for the convenience of the government, payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on the costs incurred, subject to a proportionate adjustment of cost and profit if the contract would have resulted in a loss to the contractor. If a fixed-price contract termination is for default, however, the government is not obligated to accept any products or services and is not liable for the contractor's costs with respect to unaccepted items, and the contractor may be liable for excess costs incurred by the government in procuring undelivered items from another source. Loss or termination of one or more large government contracts could have a material adverse effect on PRC. During the three years ended
December 31, 1994, PRC has not experienced any such loss or termination that had a material adverse effect upon its operations.
	     Many of PRC's government contracts contain base periods of one or more years, as well as one or more option periods that may cover more than half of the potential contract duration. The government generally has the right not to exercise option periods, and its failure to exercise option periods could curtail the contract term of certain contracts held by PRC. Some of PRC's government contracts are indefinite-quantity, indefinite-delivery contracts. Under those contracts, the government is only obligated to purchase the minimum guaranteed amount set forth in the contract. Actual quantities ordered by the government will depend on government needs during the contract term and individual orders placed under the contract.
	     Approximately 55% of PRC's 1994 revenues were from contracts within the United States Department of Defense. Defense expenditures by the government have been decreasing and are expected to continue to decrease as a result of budgetary constraints. These reductions may affect the ability of PRC to obtain new defense contracts and could cause defense agencies to exercise their right to terminate existing contracts for convenience or not to exercise options thereunder. The
United States Congress could also reduce or discontinue appropriations for existing multi-year contracts.
	     The businesses in which PRC operates are highly competitive. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors may vary even from program to program, as PRC and its primary competitors attempt to evaluate the likelihood of success on specific contract procurements after consideration of the time commitment and costs associated with submitting contract bids. The Corporation believes that the principal competitive factors in the markets served by PRC are technical knowledge and capability, market understanding, management expertise and support, reputation and reliability, price, and financial condition. In addition, the nature of PRC's business makes it essential to attract and retain large numbers of highly trained professional and technical employees, including employees with security clearances. The competition for these employees is intense.
	     Many of PRC's competitors are, or are controlled by, companies that are significantly larger and have greater financial resources than PRC and the Corporation. Some of these competitors are a part of the defense business of large, diversified companies that have access to the financial resources of their parent companies. In addition, as the level of expenditures in the defense industry declines, it is anticipated that a number of traditional weapons systems and defense hardware suppliers that have not been significant competitors of PRC in the past will increase the level of competitive activity.
	     The principal facilities, which are leased, are located in McLean and Reston, Virginia, and are primarily used as headquarters and administrative offices for PRC. PRC also leases additional office space at numerous strategic locations around the country and three facilities used to print various materials primarily related to the real estate multiple listing service. (For information regarding the Corporation's announcement, subsequent to December 31, 1994, that it has agreed to sell its realty systems business, see Item
1(a), General Development of Business, included in Part
I of this report.)

	BACKLOG
	     The following is a summary of total backlog by business segment as of the referenced dates.

	(Millions of Dollars)               Dec. 31,       Dec. 31,
	                                       1994           1993
	Consumer and Home Improvement
  	  Products                           $  103        $   74
	Commercial and Industrial
	  Products                              111            84
	Information Technology and Services   2,281         2,059
	  Total Backlog                      $2,495        $2,217

	     The amounts for the Information Technology and Services segment include backlog of approximately $1.5 billion and $1.3 billion at December 31, 1994 and December 31, 1993, respectively, relating to government contracts that have been awarded and signed, but not funded. None of the other backlog at December 31, 1994, or at December 31, 1993, included unfunded amounts.
Unfunded backlog is dependent upon future appropriations by the United States Congress and allocation of appropriated funds by various government contracting agencies. The amount of total backlog not expected to be filled within one year was $1.5 billion at December 31, 1994, all of which relates to the Information Technology and Services segment.

	OTHER INFORMATION
	     The Corporation's product development program in the United States for the Consumer and Home Improvement
Products segment is coordinated from the Corporation's headquarters in Towson, Maryland, for power tools; from
Shelton, Connecticut, for household products; from
Anaheim, California, for residential security hardware;
and from Pacoima, California, for plumbing products.
Outside the United States, product development
activities for power tools and household products are coordinated from Slough, England, and are carried on at facilities in Spennymoor, England; Brockville, Canada;
Civate, Italy; Idstein, Germany; and Newcastle,
Australia.
	     Product development activities for the Commercial and Industrial Products segment are currently carried on at various product or business group headquarters or at principal manufacturing locations as previously noted.
	     Costs associated with development of new products and changes to existing products are charged to operations as incurred.  See Note 1 of Notes to
Consolidated Financial Statements included in Item 8 of
Part II of this report for amounts of expenditures for
product development activities.
	     As of December 31, 1994, the Corporation employed
approximately 35,800 persons worldwide.   Approximately
2,600 employees in the United States are covered by collective bargaining agreements. During 1994, several collective bargaining agreements in the United States were negotiated without material disruption to operations. A number of other agreements are scheduled for negotiation during 1995. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries.
The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good.
	     The Corporation's operations worldwide are subject to certain foreign, federal, state, and local environmental laws and regulations. In recent years, many state and local governments have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries.
The Corporation is in substantial compliance with these laws and regulations. Although compliance involves continuing costs, it has not materially increased capital expenditures and has not had a material adverse effect on the Corporation.
	     Pursuant to authority granted under the
Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), the United States
Environmental Protection Agency (EPA) has issued a
National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 1994, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 33 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
	     To minimize the Corporation's potential liability, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty.
On the basis of periodic reviews conducted with respect to these sites, however, appropriate liability accruals have been established by the Corporation. As of December 31, 1994, the Corporation's aggregate probable exposure with respect of environmental liabilities, for which accruals have been established in the consolidated financial statements, was $75 million. With respect to environmental liabilities, unless otherwise noted below, the Corporation does not believe that its liability with respect to any individual site will exceed $10 million.
	     The EPA has included on the NPL a site designated as the Old Springfield Landfill in Springfield, Vermont
(the "Springfield Site").  By letters dated January 6,
1984, and April 17, 1987, the EPA advised Fellows
Corporation ("Fellows"), a former subsidiary of Emhart, of its investigation of the circumstances surrounding the contamination of the Springfield Site and of Fellows' status as a PRP under CERCLA with respect to conditions at the Springfield Site.
	     Emhart, along with three other PRPs, contracted with an environmental consultant for performance of its remaining obligations under two preliminary consent decrees regarding remediation at the Springfield Site.
At this time, remedial construction is complete, and the town of Springfield has agreed to perform the operation, maintenance, and monitoring of the treatment system.
Emhart's remaining obligations are estimated at less than $1.0 million.
	     Pursuant to the terms of the Corporation's agreement to sell the Bostik chemical adhesives business to Orkem S.A., the Corporation agreed to indemnify Orkem against costs incurred or claims made with respect to environmental matters at Bostik facilities within four years from the date of sale to the extent that the aggregate costs and claims exceeds $5.0 million;
provided, however, that the Corporation's total liability to Orkem for all environmental matters with respect to Bostik facilities shall not exceed $10.0 million. By letter dated November 22, 1993, Orkem's successor in interest notified the Corporation that within the four-year period following the closing it had incurred costs of approximately $5.4 million and demanded payment of the amount in excess of $5.0 million. Orkem's successor in interest also demanded indemnification for a number of environmental conditions identified in its letter, the cost of which it estimated would exceed the $10.0 million limitation of the Corporation's indemnification obligation. The
Corporation has insufficient information concerning the claims of Orkem's successor to assess the validity of the claims and so notified Orkem's successor by letter dated December 8, 1993. Representatives of the
Corporation and Orkem's successor are in the process of reviewing the claims.
	     Emhart received a notice of responsibility from the Massachusetts Department of Environmental Protection for the 90-acre site of the former United Shoe Machinery business at Beverly, Massachusetts. The site has been classified a non-priority site, with a waiver of approvals allowed. An investigation of contamination has been completed, and a remediation plan has been proposed (estimated at $1.0 million) under the Massachusetts Contingency Plan.
	     In or about 1985, as a consequence of
investigations stemming from an underground storage tank leak from a nearby gas station, the Corporation discovered certain groundwater contamination at its facility located in Hampstead, Maryland. Upon discovery of the groundwater contamination, the Corporation, in cooperation with the Department of the Environment of the State of Maryland, embarked on a program to remediate groundwater contamination, including installation of an air stripping system designed to remove contaminants from groundwater. The Corporation, in cooperation with the Department of the Environment of the State of Maryland, conducted extensive investigations as to potential sources of the groundwater contamination. Following submission of the results of its investigations to the Department of the Environment of the State of Maryland, the Corporation proposed to expand its groundwater remediation system and also proposed to excavate and remediate soils in the vicinity of the plant that appear to be a source area for certain contamination. The Corporation has received all permits necessary to operate its expanded groundwater treatment facility at the Hampstead facility, and the system is fully operational.
	     In October 1994, suit was filed in the United States District Court for the District of Maryland against the Corporation by the owners of a farm that is adjacent to the Hampstead facility (Leister et al. v.
The Black & Decker Corporation (Civil Action No. JFM 94-
2809)).  Plaintiffs claim that groundwater
contamination, allegedly emanating from the facility, has migrated in groundwater and has adversely affected plaintiffs' property. Plaintiffs have alleged various claims for relief, including causes of action under the Federal Resource Conservation and Recovery Act, CERCLA, and the Clean Water Act, as well as various state tort claims, including claims for negligence, nuisance, intentional misrepresentation, and negligent misrepresentation. Plaintiffs seek various forms of relief, including compensatory damages of $20 million and punitive damages of $100 million. The Corporation believes that plaintiffs' claims are without merit and intends to defend vigorously against the allegations made in this matter. Management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
	     In October 1992, the Corporation's Price Pfister subsidiary received a 60-day notice of intent to file suit under California's Proposition 65 from the Natural Resources Defense Council (NRDC) and the Environmental
Law Foundation (ELF), alleging improper warnings and discharge of lead into drinking water in California. On December 15, 1992, Price Pfister and numerous other plumbing manufacturers were sued by the State of California in the Superior Court for the City and County of San Francisco. On the same day, a separate suit was filed by the NRDC and the ELF. The suits filed by the State of California and the NRDC and the ELF include substantially the same allegations, namely that lead leaches from brass faucets into tap water in violation of California's lead discharge prohibitions of Proposition 65, that the manufacture and sale of brass faucets exposes individuals to lead without a proper
"clear and reasonable warning," and that such violations of Proposition 65 also constitute unfair business practices under California law. The NRDC and the ELF suit also alleges breach of warranty and breach of contract claims against Price Pfister and the other plumbing manufacturers. The State of California and the NRDC and the ELF generally seek the following relief:
(a) elimination of lead from brass faucets; (b) improved public disclosure programs regarding lead in brass faucets; (c) commencement of a public information campaign regarding alleged health risks arising from lead exposure; (d) restitution to purchasers of faucets;
(e) statutory penalties and punitive damages in unstated amounts; and (f) attorneys' fees and other costs. Price
Pfister has joined in a common defense group with other manufacturers in response to these suits.
	     Subsequent to the filing of their complaints, plaintiffs filed a motion for a preliminary injunction seeking to require Price Pfister and certain other defendants to provide specific warning language in a particular manner with faucets at the time of sale.
Plaintiff's motion for a preliminary injunction was denied, and the trial court accepted defendants' proposed warning system. Defendants have filed demurrers to the State of California's claim that brass faucets result in a "prohibited discharge" of lead into drinking water under California law and to the standing of the NRDC and the ELF to bring their claims.
	     In May 1994, Judge Bea of the California Superior Court for the City and County of San Francisco issued an order rejecting the Attorney General's claims that lead which leaches from faucets constitutes a prohibited discharge of lead into water or onto or into land where lead will pass or is at least likely to pass into a source of drinking water. Judge Bea's order granted the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65. In the companion case involving similar claims by the NRDC and the ELF, Judge Cahill of the California Superior Court for the City and County of San Francisco denied defendants' challenges to the standing of the NRDC and the ELF to bring these claims and refused to stay the proceedings pending resolution of the claims by the Attorney General. Subsequent to Judge Bea's order rejecting the Attorney General's claims and granting the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65, the Attorney
General filed an appeal of Judge Bea's order.  The
Attorney General's appeal is still pending.
	     As disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, on or about July 29, 1992, the Corporation initiated a lawsuit in the United States District Court for the Western
District of New York against General Electric Company as a consequence of General Electric's notice to the Corporation that it intended to discontinue certain groundwater remediation activities at a former manufacturing facility located in Brockport, New York.
General Electric subsequently answered the Corporation's complaint and counterclaimed alleging that it no longer had responsibility to address environmental conditions at the Brockport facility. The Corporation and General
Electric have settled this matter, and both companies are working together to address the environmental conditions at the Brockport facility.
	     In 1988, J.C. Rhodes, a former subsidiary of Emhart Industries, Inc., was notified by both the EPA and the State of Massachusetts that it was considered a PRP with regard to the Sullivan's Ledge site in New Bedford, Massachusetts. Emhart and 11 other companies formed a PRP group to respond to the EPA's and Massachusetts' demands, and, in September 1990, executed a Consent
Order to perform the remedial action recommended by the EPA in its Record of Decision. The remedial action is now underway.
	     A second area of the Sullivan's Ledge site, known as Middle Marsh, was investigated by the EPA, and a Record of Decision was issued in September 1991. In
September 1992, Emhart, 11 other companies, and the City of New Bedford, Massachusetts, executed a Consent Order to perform the remediation required in the Middle Marsh section of the site. At this time, Emhart's estimated liability for remediation cost at the Sullivan's Ledge site is estimated at $3.0 million.
	     Emhart has submitted claims to several of its insurance carriers regarding costs incurred with respect to the Springfield Site and a number of other sites in which Emhart has incurred or is likely to incur liability for the clean-up of hazardous wastes. These claims were rejected by each of the insurers, and Emhart subsequently filed suit against the insurers seeking a declaration that the policies covered these liabilities and potential liabilities and an award of these costs.
The claims have been settled with a number of Emhart's insurance carriers, and settlement of the remaining carriers' claims is currently under discussion.
	     The Corporation has been investigating certain environmental matters at the NEMEF security hardware facility in the Netherlands. The NEMEF facility has been a manufacturing operation since 1921. During building construction in 1990, soil and groundwater contamination was discovered on the property.
Investigations to understand the full extent of the contamination were undertaken at that time, and those investigations are continuing. The Corporation has been working with consultants and local authorities to develop a comprehensive remediation plan in conjunction with neighboring property owners. It is anticipated that a remediation plan will be presented to the local authorities in the Netherlands within the next 12 months.
	     In the opinion of management, the costs of compliance with respect to matters set forth above and other remedial costs have been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation. The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.

 (d)	FINANCIAL INFORMATION ABOUT FOREIGN AND
	DOMESTIC OPERATIONS
	Reference is made to Note 15 of Notes to Consolidated
Financial Statements, entitled Business Segment and
Geographic Areas, included in Item 8 of Part II and to the section entitled Business Segments in Management's
Discussion and Analysis of Financial Condition and
Results of Operations included in Item 7 of Part II of this report.

(e)	EXECUTIVE OFFICERS AND OTHER SENIOR OFFICERS
	OF THE CORPORATION
	The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years is set forth below.

	Nolan D. Archibald - 51
	Chairman, President, and Chief Executive Officer,
	  January 1990 - present;
	President and Chief Executive Officer,
	  May 1989 - January 1990;
	Chairman, President, and Chief Executive Officer,
	  December 1986 - May 1989.

	Raymond A. DeVita - 58
	Executive Vice President and President -
	  Commercial and Industrial Group,
	    May 1989 - present;
	Executive Vice President and President -
	  Industrial Sector, Emhart Corporation,
	    October 1988 - May 1989.

	Dennis G. Heiner - 51
	Executive Vice President and President -
	  Security Hardware Group,
	    January 1992 - present;
	Executive Vice President and President -
	  Household Products Group,
	    May 1989 - January 1992;
	Senior Vice President and President -
	  Household Products Group,
	    April 1986 - May 1989.

	Gary T. DiCamillo - 44
	Group Vice President and President -
	  Power Tools and Accessories,
	    September 1993 - present;
	Group Vice President and President - North American
	  Power Tools,
	    March 1993 - September 1993;
	Vice President and President - U.S. Power Tools,
	  May 1988 - March 1993.

	Don R. Graber - 51
	Group Vice President and President - Household
  		Products, July 1994 - present;
	Group Vice President and President - International,
	  March 1993 - July 1994;
	Vice President and President - International,
	  February 1992 - March 1993;
	President - Black & Decker Canada,
	  September 1988 - February 1992.

	Roger H. Thomas - 52
	Group Vice President and President - Eastern
	Hemisphere, April 1994 - present;
	Group Vice President and President - Europe,
	  May 1989 - April 1994;
	Group Vice President - Europe,
	  May 1987 - May 1989.

	James J. Leto - 51
	President and Chief Executive Officer, PRC Inc.,
	  January 1993 - present;
	Executive Vice President and Acting General Manager,
	  PRC Inc.,
	    September 1992 - January 1993;
	Senior Vice President and General Manager,
	  Engineering Technologies Group, PRC Inc.,
	    March 1992 - September 1992;
	Senior Vice President, Business Development, PRC Inc.,
	  January 1992 - March 1992;
	Vice President and General Manager,
	  Federal Computer Systems Division,
	    American Telephone and Telegraph Company,
	      January 1989 - January 1992.

	Charles E. Fenton - 46
	Vice President and General Counsel,
	  May 1989 - present;
	Partner, Miles & Stockbridge, Attorneys at Law,
	  April 1980 - May 1989.

	Joseph Galli - 36
	Vice President and President -
	  North American Power Tools,
	    October 1993 - present;
	President - U.S. Power Tools,
	  February 1993 - October 1993.
	Vice President Sales and Marketing - U.S. Power Tools,
	  May 1991 - February 1993;
	Vice President Marketing - U.S. Power Tools,
	  August 1990 - May 1991;
	Vice President Sales and Marketing -
	  U.S. Accessories,
	    February 1989 - August 1990.

	Kathleen W. Hyle - 36
	Vice President and Treasurer,
	  May 1994 - present;
	Assistant Treasurer, Domestic,
	  December 1992 - May 1994;
	Director, Domestic Finance,
	  February 1990 - December 1992;
	Domestic Finance Manager,
	  November 1986 - February 1990.

	Barbara B. Lucas - 49
	Vice President - Public Affairs and
	  Corporate Secretary,
	    July 1985 - present.

	Thomas M. Schoewe - 42
	Vice President and Chief Financial Officer,
	  October 1993 - present;
	Vice President - Finance,
	  January 1990 - October 1993;
	Vice President - Business Planning and Analysis,
	  January 1986 - January 1990.

	Leonard A. Strom - 49
	Vice President - Human Resources,
	  May 1986 - present.

	Anton van Schijndel - 51
	Vice President and President - Europe,
	  April 1994 - present;
	Vice President, Marketing and Sales -
	  Black & Decker Europe,
	    March 1993 - April 1994;
	Executive Vice President, Domestic
	  Appliances and Personal Care, International,
	  Philips Electronics,
	    November 1990 - March 1993;
	Executive Vice President Lighting Division,
	  Philips Electronics,
	    May 1986 - November 1990.

ITEM 2. PROPERTIES
	The Corporation and its subsidiaries operate 47 manufacturing facilities around the world, including 23 located outside the United States in 14 foreign countries. The major properties associated with each business segment are listed in Narrative Description of the Business in Item 1(c) of Part I of this report.
	     The Corporation owns most of its facilities, with the exception of the following major leased facilities.
	     In the United States: Mt. Clemens, Michigan; McLean and Reston, Virginia; Shelton, Connecticut; and
Towson, Maryland.
	     Outside the United States: Rotherham, England; Buchlberg, Germany; and Kuantan, Malaysia.
	     In 1992, as part of the Corporation's continuous review of manufacturing capacity and utilization, the Corporation commenced a restructuring plan which included the withdrawal from the printed circuit board assembly equipment business in the Commercial and Industrial segment and a reduction of manufacturing capacity, primarily in the Consumer and Home Improvement Products segment in Europe. This plan included the closure and/or sale of certain manufacturing facilities.
Also during 1993, the Corporation recorded a charge of $29 million for the closure and reorganization of certain additional manufacturing sites. These plant actions, which have been substantially completed during 1994, were part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure. For additional information about the restructuring program, see the section entitled
Restructuring in Management's Discussion and Analysis of Financial Conditions and Results of Operations and
Note 18 of Notes to Consolidated Financial Statements, included in Item 7 and 8 of Part II of this report.
	     Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant which is located on leased land in Jurong Town, Singapore,
	     The Corporation's average utilization rate for its manufacturing facilities for 1994 was in the range of 75% to 85%. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
	     Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS
	The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes.
Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. As previously noted under Item 1 of
Part I, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
	     On or about March 31, 1989, a purported class action complaint, titled Cooperman et al. v. The Black &
Decker Corporation et al., No. 89 Civ 2177 (the
Cooperman Complaint), was filed in the United States
District Court for the Southern District of New York alleging that the Corporation's settlement agreement with Topper Acquisition Corp. and Topper L.P., bidders for Emhart Corporation, and the payments by the Corporation thereunder violated the federal securities laws, particularly sections 10(b) and 14(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations, including rules 10b-13 and 14d-
10, thereunder. Plaintiffs initially sought injunctive relief prohibiting the Corporation from consummating its tender offer for Emhart and now seek rescissory damages as well as costs, disbursements, and reasonable attorneys' and other fees. The Corporation's request for leave to move for summary judgment was denied by the District Court, and the District Court issued an order directing that discovery be completed by June 1, 1991, and providing that the Corporation might again apply for leave to move for summary judgment on or before June 15, 1991. The parties subsequently have entered into a number of stipulations and orders amending the date for the completion of discovery and the date before which the Corporation may again apply for leave to move for summary judgment. The Corporation believes the claims made in the Cooperman Complaint are without merit and intends to defend vigorously against the allegations made in this matter. In the opinion of management, the ultimate resolution of the Cooperman Complaint will not have a material adverse effect on the Corporation.
	     In March 1990, PRC was served by the Inspector General of the United States Department of Defense with a subpoena for documents from the period 1986 to 1990 in connection with a criminal investigation of bid and proposal cost charging practices of certain divisions of PRC. Since that date, PRC has been served with two additional Inspector General subpoenas for marketing and proposal-related documents. During 1992, PRC and some former employees also received grand jury subpoenas issued by the United States District Court for the Eastern District of Virginia. During 1993, PRC received an additional subpoena from the grand jury directing PRC to provide information concerning the procurement and government property management functions of certain divisions of PRC. The investigations are continuing, and PRC is cooperating with the Inspector General and the United States Attorney's office in these matters.
The Corporation cannot predict the eventual outcome of these investigations, but, based on currently available information, management believes that the investigations will not have a material adverse effect on the Corporation.
	     In August 1994, PRC Environmental Management, Inc. ("EMI") was informed by the Office of the Inspector
General of the EPA that the Office of the Inspector
General was commencing an investigation into EMI's subcontractor payment practices. The investigation involved the timing of EMI's processing of subcontractor payments and the submission by EMI of invoices to the EPA. PRC and EMI cooperated with the Office of the Inspector General and the United States Attorney's office in this matter and, pursuant to an agreement with Office of the Inspector General and the United States Attorney's office, PRC and EMI conducted an internal investigation of the facts and circumstances surrounding the investigation. In March 1995, PRC and EMI reached a final settlement with respect to this investigation.
Pursuant to the settlement agreement, EMI agreed to make a payment of $300,000 and PRC and EMI agreed to implement a comprehensive compliance program to address the substantive matters that were the subject of the investigation. The Office of the Inspector General of the EPA has agreed not to pursue any further civil action in this matter and the United States Attorney's
Office has issued a letter declining to pursue any criminal action in connection with this matter.
	     On June 1, 1994, Masco Corporation of Indiana ("Masco") filed suit against the Corporation's Price
Pfister subsidiary in the United States District Court for the Eastern District of Virginia (Civ. No. 94-728A).
Masco alleged that Price Pfister's manufacture, use and sale of its Genesis Model 42 Series of lavatory faucets infringes and induces infringement of Masco's U.S.
Design Patent No. 323,877, is unfair competition under federal and Virginia law and infringes the trade dress rights associated with lavatory faucets of Delta Faucet Company, a division of Masco. Masco sought an injunction, delivery up for destruction of offending items in Price Pfister's possession, profits, damages (trebled), costs and attorneys' fees.
	     Price Pfister has filed a counterclaim for infringement by Masco of Price Pfister's rights in U.S.
Design Patent Nos. 329,911, 328,335, and 327,732, for
unfair competition and patent misuse under common statutory law, for abuse of process, and for trademark infringement under Price Pfister's U.S. Trademark
Registration No. 1,808,996 and trademark registrations of several states. Masco counterclaimed for cancellation of U.S. Trademark Registration No.
1,808,996 and also has instituted a separate
Cancellation Proceeding for the U.S. Patent and
Trademark Office.
	     Following the filing by Masco and Price Pfister of a number of motions, trial on the claims and counterclaims in this matter was held in November 1994.
The trial resulted in a verdict in favor of Masco on Masco's design patent infringement claim with damages being awarded against Price Pfister in the amount of $1,374,596.35 plus interest and Price Pfister being enjoined from continued infringement of Masco's rights.
All other claims and counterclaims were dismissed.
Price Pfister has filed an appeal of this decision and the appeal is pending. In the opinion of management, amounts accrued for awards or assessments in conjunction with the Masco litigation are adequate and, accordingly, ultimate resolution of this matter will not have a material adverse effect on the Corporation.
	     In the opinion of management, amounts accrued for awards or assessments in connection with the matters specified above and in Item 1 of Part I with respect to environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.
	     As of December 31, 1994, the Corporation has no known probable but inestimable exposures for awards and assessments in connection with the matters specified above and in Item 1 of Part I with respect to environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		Not applicable.




	PART II


ITEM 5. MARKET FOR THE COMPANY STOCK AND RELATED
        SECURITY HOLDER MATTERS

(a)     MARKET INFORMATION
	The Corporation's Common Stock is listed on the New York
Stock Exchange and the Pacific Stock Exchange and also is traded on the London, Frankfurt, and Swiss exchanges.
	     The following table sets forth, for the periods indicated, the high and low sales prices of the Common
Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

    Quarter                         1994                1993

January to March      $22-3/8 to $19-1/4  $19-5/8 to $16-5/8
April to June         $21     to $17      $21-3/4 to $17-3/8
July to September     $23-1/8 to $17      $22-1/4 to $19-7/8
October to December   $25-3/4 to $21-1/8  $21     to $18-5/8


</table/>

(b)	HOLDERS OF THE CORPORATION'S CAPITAL STOCK
	As of February 20, 1995, there were 19,709 holders of
record of the Corporation's Common Stock.  As of
February 20, 1995, there was one holder of record of the
Corporation's Series B Cumulative Convertible Preferred
Stock.

(c)	DIVIDENDS
	The Corporation has paid consecutive quarterly dividends
on its Common Stock since 1937.  Future dividends
necessarily will depend upon the Corporation's earnings,
financial condition, and other factors, and the payment
of dividends on the outstanding shares of Series B
Stock.  The Credit Facility does not restrict the
Corporation's ability to pay regular dividends in the
ordinary course of business on the Common Stock or the
Series B Stock. In the event that dividends on the
Series B Stock are in arrears, thereafter and until all
accrued but unpaid dividends on the shares of Series B
Stock shall have been paid in full the Corporation may
not declare or pay dividends on, make any other
distributions on, or redeem or purchase or otherwise
acquire for consideration, any shares of Common Stock.

	     Quarterly dividends per common share for the most recent two years are as follows:


          Quarter                  1994            1993
  January to March                $.10             $.10
  April to June                    .10              .10
  July to September                .10              .10
  October to December              .10              .10
                                  $.40             $.40


During each of the quarters in 1994 and 1993, the Corporation declared a dividend of approximately $2.9 million on its shares of Series B Preferred Stock.
During the most recent two years, no other dividends were declared or paid in respect of shares of preferred stock by the Corporation.

Common Stock:     150,000,000 authorized, $.50 par
                  value; 84,688,803 shares and
                  83,845,194 shares outstanding
                  as of December 31, 1994 and
                  1993, respectively.
Preferred Stock:  5,000,000 authorized, without par
                  value; 150,000 shares of Series B
                  Cumulative Convertible Preferred
                  Stock outstanding as of
                  December 31, 1994 and 1993.

ITEM 6.  SELECTED FINANCIAL DATA
Set forth below is certain Selected Financial Data for each of the years in the five-year period ended December 31, 1994.
     The selected consolidated financial data for the fiscal year ended December 31, 1994, has been derived from the Corporation's audited consolidated financial statements for the year ended December 31, 1994, which are included in Item 8 of
Part II of this report. The selected financial data for the fiscal years ended December 31, 1993, 1992, 1991, and 1990, has been derived from audited consolidated financial statements previously filed with the Securities and Exchange Commission (the Commission). The following information should be read in conjunction with those consolidated financial statements and related notes.

FIVE-YEAR SUMMARY
(Millions of Dollars Except Per Share Data)

                              1994         1993(a)        1992(b)      1991         1990
Total revenues            $5,248.3     $4,882.2       $4,779.6     $4,637.0     $4,832.3
Net earnings (loss) before
  extraordinary item and
  cumulative effects of
  changes in accounting
  principles                 127.4         95.2          (73.3)        53.0         51.1
Net earnings (loss)          127.4         66.0         (333.6)        53.0         51.1
Per common share data:
  Net earnings (loss)
    before extraordinary
    item and cumulative
    effects of changes in
    accounting principles     1.37         1.00          (1.11)         .81          .84
  Net earnings (loss)         1.37          .65          (4.52)         .81          .84
Total assets               5,433.7      5,310.6        5,391.9      5,532.7      5,889.5
Long-term debt             1,723.2      2,069.2        2,108.5      2,625.8      2,755.6
Cash dividends
  per common share             .40          .40            .40          .40          .40

(a)		Effective January 1, 1993, the Corporation changed its method of accounting for postemployment benefits.  In addition, operating results for 1993 include a restructuring credit of $6.3 million before tax ($.2 million after tax).
(b)	Effective January 1, 1992, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.  In 1992, the
Corporation recognized a $22.7 million extraordinary loss from extinguishment of debt.  In addition, operating results for 1992 included a restructuring charge of
$142.4 million before tax ($134.7 million after tax.)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation reported net earnings of $127.4 million or $1.37 per share for the year ended December 31, 1994, compared to net earnings of $66.0 million or $.65 per share in 1993. Excluding the net earnings effects of an accounting change and restructuring credit recognized in 1993, net earnings for the Corporation would have been $95.0 million or $1.00 per share for 1993. The improvement in earnings in 1994 over 1993 was primarily the result of improved operating results stemming from higher sales volumes, cost reduction initiatives, and leverage improvements attendant to higher sales volumes.
     During 1994, the Corporation generated free cash flow (cash available for debt reduction prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables) of $116.1 million compared to negative free cash flow of $(110.4) million during 1993. The improvement in free cash flow in 1994 over 1993 was primarily the product of improved operating results coupled with more stringent working capital management.

RESULTS OF OPERATIONS
REVENUES
The following chart sets forth an analysis of the consolidated changes in revenues for the years ended December 31, 1994, December 31, 1993, and December 31, 1992.

ANALYSIS OF CHANGES IN REVENUES
                                 For the Year Ended December 31
(Dollars in Millions)               1994         1993      1992
Total revenues                    $5,248       $4,882    $4,780
Unit volume - Existing (1)             9 %          5 %       1 %
            - Disposed (2)            (3)%          -         -
Price                                  1 %          1 %       1 %
Currency                               -           (4)%       1 %
Change in total revenues               7 %          2 %       3 %
In the above chart and throughout the remainder of this discussion, the following definitions apply:
(1)	Existing - Reflects the change in unit volume for businesses where period-to-period comparability exists.
(2)	Disposed - Reflects the change in total revenues for businesses that were included in prior year results but subsequently have been sold.

Total revenues for the year ended December 31, 1994, were $5.2 billion, which represented a 7% increase over 1993 revenues of $4.9 billion. During 1994, existing unit volume grew by 9% compared to 5% growth in 1993. This improvement resulted primarily from revenue growth in the Consumer and Home Improvement Products (Consumer) segment.
     Total revenues for the year ended December 31, 1993, were $4.9 billion, which represented a 2% increase over 1992 revenues of $4.8 billion. During 1993, existing unit volume grew by 5% compared to 1% growth in 1992, due primarily to continued revenue growth in the Consumer segment mainly in the United States, which was partially offset by unit volume declines in the Commercial and Industrial Products (Commercial) segment. A stronger United States dollar compared to most major foreign currencies had an adverse effect on revenues in 1993 relative to 1992.

EARNINGS
Total operating income as a percentage of total revenues was 7.5% for 1994 compared to 6.9% and 4.2% for 1993 and 1992, respectively. Excluding restructuring credits and charges in 1993 and 1992, operating income as a percentage of total revenues was 6.7% and 7.1% in 1993 and 1992, respectively.
     Gross margin as a percentage of total revenues in 1994 was 34.3% compared to 33.8% for 1993 and 34.6% for 1992. Gross margin as a percentage of total revenues on product sales, i.e., excluding the Information Technology and Services segment (PRC), was 36.6% for 1994 compared to 35.5% for 1993 and 36.3% for 1992.
The improvement in margin during 1994 over the 1993 level was the result of margin improvements in the Consumer segment, which resulted primarily from increased manufacturing productivity, the implementation of cost reduction initiatives, and the leveraging of fixed and semi-fixed costs over a higher sales base. The decline in gross margin as a percentage of total revenues on product sales to 35.5% for 1993 from 36.3% for 1992 was primarily due to volume declines and significant competitive pressure in several commercial businesses and in the consumer businesses in Europe, Mexico, and Brazil.
     PRC's gross margin as a percentage of revenues for 1994 was 23.2% compared to 24.4% for 1993 and 25.0% for 1992. This lower percentage for 1994 compared to 1993 was primarily the result of the Super-Minicomputer Procurement (SMP) contract, a long-term contract which, during its early stages, has a dilutive effect on gross margin. The decline in PRC's gross margin as a percentage of revenues in 1993 compared to 1992 was primarily the result of lower margins in the Federal Systems business due to a shift of revenues from higher margin service-oriented contracts to lower margin systems integration contracts.
     Marketing and administrative expenses as a percentage of total revenues were 26.8% for 1994 compared to 27.1% for 1993 and 27.4% for 1992. The improvement in 1994 compared to 1993 was primarily the result of cost reduction initiatives and the effect of leveraging fixed and semi-fixed costs over a higher sales base. The 1993 improvement compared to 1992 was the result of leveraging the increased spending for promotional and marketing programs associated with the launching of new products into higher revenues sufficient to offset this increased spending and the result of cost containment initiatives implemented in the commercial businesses and PRC.
     Net interest expense (interest expense less interest income) of $188.1 million for 1994 was above the 1993 level of $171.7 million, primarily as a result of higher interest rates on variable rate debt, partially offset by reduced borrowing levels during the year. Net interest expense in 1993 was below the 1992 level of $216.8 million, primarily as a result of lower borrowing costs due to the refinancing of existing term and revolving loans in November 1992 and lower interest rates.
     Other expense for 1994, 1993, and 1992 primarily included costs associated with the sale of receivables program.
     The Corporation's reported tax rate was 33% in 1994 compared to a rate of 39% in 1993 (37% excluding the effects of restructuring credits in 1993) and a negative rate on a pretax loss in 1992, i.e., the Corporation reported tax expense in 1992 despite its pretax loss. The lower tax rate for 1994 compared to 1993 and 1992 was primarily due to a change in mix of the Corporation's operating income outside the United States from subsidiaries in higher rate tax jurisdictions to those in lower rate tax jurisdictions or to those that profit from the utilization of net operating loss carryforwards.

BUSINESS SEGMENTS
The Corporation operates in three business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; Commercial and Industrial Products, including fastening systems and glass container-making equipment; and Information Technology and Services, including government and commercial information systems development, consulting, and other related contract services.

REVENUES AND OPERATING INCOME BY BUSINESS SEGMENT
                                       For the Year Ended December 31
(Dollars in Millions)                      1994       1993       1992
CONSUMER AND HOME IMPROVEMENT PRODUCTS
Total revenues                           $3,774     $3,529     $3,379
Operating income                            294        216        218
Operating income excluding
  restructuring costs or credits
  and goodwill amortization                 351        281        308
COMMERCIAL AND INDUSTRIAL PRODUCTS
Total revenues                              591        592        667
Operating income (loss)                      53         76        (45)
Operating income excluding
  restructuring costs or credits and
  goodwill amortization                      69         73         80
INFORMATION TECHNOLOGY AND SERVICES
Total revenues                              883        761        734
Operating income                             37         29         19
Operating income excluding goodwill
  amortization                               40         32         22
CORPORATE AND ELIMINATIONS
Operating income                             10         14          7
Total revenues                           $5,248      $4,882    $4,780
Total operating income                   $  394      $  335    $  199
Total operating income excluding
  restructuring costs or credits and
  goodwill amortization                  $  470      $  400    $  417




CONSUMER AND HOME IMPROVEMENT PRODUCTS
The following chart sets forth an analysis of the change in revenues for the year ended December 31, 1994, compared to the year ended December 31, 1993, by geographic area within the Consumer segment.

                   United                           Total
                   States   Europe     Other     Consumer
Unit volume
   - Existing           8 %      5 %      18 %          8 %
   - Disposed          (4)%      -        (1)%         (2)%
Price                   1 %      1 %       1 %          1 %
Currency                -        1 %      (2)%          -
Total Consumer          5 %      7 %      16 %          7 %

Total revenues in the Consumer segment for 1994 were 7% higher than in 1993. Existing unit volume, which excludes unit volume associated with businesses that have been sold, increased by 8% for 1994 over the 1993 level. Unit volume in the United States for 1994 rose by 8% over the 1993 level. The domestic unit volume increase resulted from double-digit rates of growth in the power tools and accessories, security hardware, and plumbing products businesses. This growth primarily stemmed from the continued strong demand for the DeWalt professional power tools and accessories line, which was expanded by the introduction of more than 20 tools and numerous accessories in 1994, expanded distribution of the Titan lockset line, and the introduction of the Genesis series of single-control faucets. Despite strong demand experienced late in 1994 when the SnakeLight flexible flashlight and the Spacemaker Optima line of under-the-cabinet kitchen appliances were introduced in the United States, unit volume in the household products business was down slightly in 1994 over the prior year.
     The Corporation's consumer power tools business in Europe achieved moderate unit volume growth in 1994 over the 1993 level. Unit volume increases were experienced in 1994 in all major European power tool markets, with the exception of the United Kingdom and Germany, where unit volumes were essentially flat to the prior year. Unit volume in the European security hardware business was also essentially flat to the prior year. Strong unit volume increases in 1994 over the prior year were experienced in the Far East and in a number of consumer businesses in Latin America, including those in Brazil and Mexico.
     Operating income as a percentage of total revenues for the Consumer segment was 7.8% for 1994 compared to 6.1% for 1993. Excluding the effects of goodwill amortization and, for 1993, restructuring charges of $13.1 million, operating income as a percentage of total revenues for the Consumer segment would have been 9.3% for 1994 compared to 8.0% for 1993. The improvement in operating income levels in 1994 over 1993 in the worldwide power tools and accessories business as well as in the domestic security hardware and plumbing products businesses was primarily the result of increased manufacturing productivity, the implementation of cost reduction initiatives, and the effect of leveraging fixed and semi-fixed costs over a higher sales base. Partially offsetting this improvement was a decline in the operating income level in 1994 over 1993 for the household products business. This decline was primarily the result of increased promotion spending and administrative expenses in 1994, which were not offset by revenue increases. In addition, operating income levels improved during 1994 for the golf club shafts business (True Temper Sports) over the low levels experienced in 1993 due to shifting consumer preferences to graphite golf club shafts from steel golf club shafts.
     Total revenues in the Consumer segment for 1993 were 4% higher than in 1992. Existing unit volume, primarily in the United States, accounted for 7% of this increase, with price increases and adverse foreign exchange effects of 2% and (5)%, respectively, accounting for the remainder. The increase in existing unit volume resulted primarily from double-digit rates of growth in the domestic power tools, household products, and security hardware businesses. This improvement was driven by the successful introduction of new products and product line extensions in all three of these businesses, including an expanded DeWalt professional power tools and accessories line, the new Black & Decker Quantum line of high performance consumer power tools, Titan locksets, a new line of household irons, and several new food preparation products. The plumbing products business also reported a unit volume increase resulting from new lines of decorative faucets and handle sets as well as expanded distribution into home improvement centers and professional markets. Offsetting these strong results in domestic Consumer businesses were revenue declines in True Temper Sports during 1993 due to market contraction resulting from general weakness in economies worldwide, poor weather conditions in the United States, and an accelerated trend in consumer preferences toward graphite golf club shafts, where the Corporation had a relatively small market share, from premium steel shafts, where the Corporation had a substantial market share. While the United Kingdom and other major European markets experienced a weakening economic environment in 1993, the decline in unit volume in 1993 over 1992 levels in the European Consumer businesses was modest, due largely to a wide array of new or enhanced products suited to the serious "do-it-yourself" consumer. As a result of the strengthening of the United States dollar against major European currencies in 1993, the foreign exchange effect reduced revenues in the Consumer businesses in Europe by 11% on a dollar basis. Unit volume growth in the Consumer businesses in other geographic areas was bolstered by strong performance in much of Latin America, partially offset by economic difficulties in Mexico, where revenues for 1993 were well below the 1992 level.
     Operating income as a percentage of total revenues for the Consumer segment was 6.1% for 1993 compared to 6.5% for 1992. Operating results for 1993 included a $29.0 million charge for certain planned plant closures and reorganizations to eliminate overcapacity, partially offset by a $15.9 million gain on the sale of Corbin Russwin. Operating income for 1992 for the Consumer segment included restructuring charges of $35.5 million, primarily related to a plan to consolidate and reduce excess manufacturing capacity in Europe. Excluding these costs and goodwill amortization, operating income as a percentage of total revenues would have been 8.0% for 1993 compared to 9.1% for 1992. The domestic power tools and plumbing products businesses achieved improved operating income margins in 1993 compared to 1992, primarily because of increased unit volumes. These improvements were not sufficient, however, to offset operating income margin declines in True Temper Sports, the European power tools business, and in operations in Mexico and Brazil. The decrease in True Temper Sports was due to a sharp unit volume decline, while the decreases in Europe and Mexico were mainly due to continuing weak economic environments. The Corporation's businesses in Brazil experienced operating losses that were primarily due to severe pricing pressure in the local household iron market and charges associated with a change in the structure of customer financing arrangements that reduced the Corporation's future exposure to foreign exchange translation losses.

COMMERCIAL AND INDUSTRIAL PRODUCTS
The following chart sets forth an analysis of the change in revenues for the year ended December 31, 1994, compared to the year ended December 31, 1993, by geographic area within the Commercial segment.

                     United                               Total
                     States     Europe      Other     Commercial
Unit volume
   - Existing             7 %        6 %       (2)%            4 %
   - Disposed            (8)%       (1)%      (12)%           (7)%
Price                     1 %        -         (1)%            1 %
Currency                  -          2 %        4 %            2 %
Total Commercial          -          7 %      (11)%            -

Total revenues in the Commercial segment for 1994 were essentially flat to those of the prior year. An increase of 4% in existing unit volume, coupled with the positive effects of pricing and foreign exchange, were offset by the effects of the sale of the remaining Dynapert business late in 1993. A double-digit rate of increase in unit volume in the fastenings systems (Fastening) business was partially offset by a volume decline in the glass-container making equipment (Glass) business. The improvement in the Fastening business during 1994 occurred in the United States and Europe and was primarily attributable to the strengthening of the automotive industry. While sales in the Glass business were weak throughout all geographic areas during 1994, order backlog at December 31, 1994, was higher than at December 31, 1993, and order trends during 1994 showed improvement over 1993 levels.
     Operating income as a percentage of total revenues for the Commercial segment for 1994 was 8.9% compared to 12.9% for 1993. Excluding the effects of goodwill amortization and, for 1993, restructuring credits of $19.4 million relating to the gain on the sale of Dynapert's through-hole business, operating income as a percentage of total revenues for the Commercial segment would have been 11.6% for 1994 compared to 12.4% for 1993. The improvement in operating income experienced by the Fastening business in 1994, as a result of increased sales and cost reduction initiatives, was offset by an operating income decline in the Glass business, due to revenue shortfalls.
     Total revenues in the Commercial segment for 1993 were 11% below the 1992 level. A unit volume decline of 10% was partially due to the withdrawal from the manufacturing of printed circuit board assembly equipment in Europe late in 1992 and the sale of most of the remaining Dynapert business in the fourth quarter of 1993. Unit volumes in both the Glass and Fastening businesses were down compared to 1992 levels, primarily because of weakness in the European and Japanese markets. In the Glass business, the continuing recessionary environment caused a decline in manufacturers' orders for new capital goods and for servicing existing machinery. Persistent weakness in the European and Japanese automotive industries resulted in sales declines in the Fastening business. The Fastening business in the United States was able to achieve unit volume growth on the strength of an improving automotive industry, which partially offset revenue declines elsewhere.
     Operating income as a percentage of total revenues for the Commercial segment for 1993 was 12.9% compared to (6.7)% for 1992. Operating income for 1993 included a gain on the sale of Dynapert's through-hole business of $19.4 million. Operating income for 1992 included a restructuring charge of $106.9 million, primarily to reorganize Dynapert, including the withdrawal from the manufacturing of surface-mount machinery in Europe. Excluding the effects of restructuring and goodwill amortization, operating income as a percentage of revenues would have been 12.4% for 1993 compared to 12.1% for 1992. Significant earnings declines in both the Glass and Fastening businesses were the result of the lower unit volumes discussed above. These declines were offset by the profitable operation of the remaining Dynapert through-hole business during 1993 up to the date of sale, compared to an operating loss for 1992, and by significant reductions in operating costs in all businesses during the year.

INFORMATION TECHNOLOGY AND SERVICES
The Information Technology and Services segment (formerly, the Information Systems and Services segment) includes the results of PRC. PRC conducts its business through three operating groups: the Federal Systems Group (FSG), the Commercial Systems Group
(CSG), and the Environmental Management Group (EMG). These groups provide systems and services to the United States government, commercial customers, and state and local governments. Approximately 84% of PRC's 1994 revenues (or 14% of the Corporation's consolidated revenues) were generated from contracts with various agencies of the United States government. The loss of all or substantially all of the revenues from the United States government could have a substantial adverse effect on the Corporation.
     PRC's total revenues for 1994 were 16% higher than in 1993. Increased revenues in FSG related to the Super-Minicomputer Procurement (SMP) contract with the United States government accounted for approximately 80% of PRC's growth in total revenues in 1994 over the 1993 level. The SMP contract, which was awarded in 1992, was in its start-up phase during the first part of 1993; therefore, 1994 represented the first full year of revenues earned under this contract. CSG revenues for 1994 declined over prior year levels due to continued declines in demand for its Realty Systems Division's (RSI) multiple listing services publication. EMG's revenues for 1994 increased over 1993 levels, primarily as a result of higher demand under an existing contract with the United States Navy and the award of an additional contract during 1994.
     Operating income as a percentage of total revenues for PRC was 4.2% in 1994 compared to 3.8% in 1993. Excluding goodwill amortization, operating income as a percentage of revenues would have been 4.6% for 1994 compared to 4.2% for 1993. This improvement was attributable to cost reduction initiatives in 1994 with respect to indirect operating costs and general and administrative expenses, partially offset by an increase in direct costs within FSG due to a shift in business mix from service-oriented contracts, which have a lower content of direct material costs, to systems integration contracts, which have a higher content of direct material costs.
     PRC's total revenues for 1993 were 4% higher than in 1992. Increased revenues in FSG, primarily from the SMP contract, more than offset revenue declines in CSG. Within FSG, revenues from SMP more than offset lower revenues caused by a general slowing down of the government procurement process and the loss of certain recompete contracts. While SMP was in its start-up phase during the first six months of 1993, revenues were insignificant; however, revenues increased substantially in the fourth quarter of 1993. CSG's 1993 revenues declined, primarily as a result of reductions in the Engineering Systems Division when a major customer significantly reduced its demand for consulting services. Excluding the effects of the favorable settlement of a contract dispute, revenues of CSG's RSI declined during 1993, primarily as a result of lower publishing revenues due to reduced demands and related pricing pressures within the industry. This decline was partially offset by increased on-line realty systems and services revenues. CSG's Public Sector Division (PSI), which is engaged primarily in computer-aided emergency dispatch systems, generated increased revenues during 1993, successfully starting up several new contracts awarded in 1992. EMG's revenues for 1993 were flat compared to 1992, primarily due to the Environmental Protection Agency's slowdown in awarding new contracts.
     Operating income as a percentage of total revenues for PRC was 3.8% in 1993 compared to 2.5% in 1992. Excluding goodwill amortization, operating income as a percentage of revenues would have been 4.2% for 1993 compared to 3.0% for 1992. This improvement was primarily the result of the favorable settlement of a contract dispute and significant cost cutting initiatives. The improvement, however, was partially offset by lower operating income as a percentage of revenues in FSG due to first year start-up costs related to SMP and a shift of revenues from higher margin service-oriented contracts to lower margin systems integration contracts.

RESTRUCTURING
As more fully described in Note 18 of Notes to Consolidated Financial Statements, at the end of 1992, the Corporation commenced a restructuring of certain of its operations and accrued costs of $142.4 million, of which $98.9 million related to the decision to reorganize Dynapert, the printed circuit board assembly business, including withdrawal from the manufacture of surface-mount machinery. The remainder of the 1992 restructuring plan included a restructuring of manufacturing capacity in other businesses, predominantly in Europe, at a cost of $43.5 million. During 1993, the Corporation substantially completed its restructuring plan with respect to Dynapert by withdrawing from the manufacture of surface-mount machinery. In addition, during 1993, the Corporation sold the Dynapert through-hole machinery business at a gain of $19.4 million and the Corbin Russwin commercial hardware business at a gain of $15.9 million. These gains were reflected as credits to restructuring in 1993. Restructuring costs for 1993 included a charge of $29.0 million for the closure and reorganization of certain manufacturing sites.
     The quantification of the major elements of each restructuring plan, as initially established, is set forth below:

(Dollars in Millions)                        1993       1992
Write-off of goodwill associated
  with the Dynapert business                          $ 58.9
Estimated losses during the
  Corporation's withdrawal from
  its Dynapert business                                 23.5
Employee severance and
  related costs                             $10.6       33.5
Write-down of property, plant and
  equipment and related costs                13.2        9.5
Lease termination costs                         -        7.1
Other                                         5.2        9.9
Total restructuring                         $29.0     $142.4

Actions related to the 1992 and 1993 restructuring plans were substantially completed during 1994. Total cash spending for restructuring during 1995 is expected to be approximately $20 million. The Corporation anticipates that the reductions in manufacturing capacity through plant closings and reorganizations will result in annual cost reductions, comprised primarily of reduced labor costs and depreciation, of approximately $40 million beginning in 1995. Cost reductions realized during 1994 as a result of these programs were estimated at approximately $20 million. These actions are part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.

FINANCIAL CONDITION
Cash flows from operating activities before the sale of receivables generated cash of $383.9 million for the year ended December 31, 1994, compared to cash generation of $129.6 million for the year ended December 31, 1993. This increase in cash generation during 1994 was primarily the result of increased profitability coupled with the Corporation's heightened emphasis on reducing inventory levels and other working capital requirements, as well as the inclusion of a number of unusual and unfavorable non-recurring items in 1993.
     In addition to measuring its cash flow generation and usage based upon the operating, investing and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation began in 1994 to emphasize free cash flow, a measure commonly employed by bond rating agencies and banks. The Corporation defines free cash flow as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flows from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the year ended
December 31, 1994, the Corporation generated free cash flow of $116.1 million compared to negative free cash flow of $(110.4) million during 1993. The improvement in free cash flow in 1994 over 1993 was attributable to the Corporation's increased profitability and more stringent working capital controls.
     The total amount of receivables sold under the Corporation's sale of receivables program at December 31, 1994, was $244 million compared to $218 million at December 31, 1993. The sale of receivables program provided for a seasonal expansion of the amount of receivables that may be sold, from $200 million to $275 million during the period from October 1, 1994, through January 31, 1995. The Corporation's liquidity facility, which supports the sale of receivables program, expires in June 1995. The Corporation expects to be able to extend this facility beyond December 1995.
     Investing activities for 1994 used cash of $220.5 million compared to $83.8 million of cash used in 1993. Capital expenditures of $198.5 million during 1994 approached the 1993 level of $209.9 million. During 1994, approximately 84% of the capital expenditures were in the Consumer segment, primarily in support of new product initiatives and productivity enhancements. The Corporation expects capital spending in 1995 to continue at approximately the 1994 level. Proceeds from disposal of assets and businesses for 1993 included the proceeds from the sale of Dynapert and Corbin Russwin, amounting to approximately $108 million, which were used to reduce debt.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     The Corporation has a number of manufacturing sites throughout the world and sells its products in over 100 countries. As a result, the Corporation is exposed to movements in the exchange rates of various currencies against the United States dollar. The major foreign currencies in which the Corporation has foreign currency risk are the pound sterling, deutsche mark, Dutch guilder, Canadian dollar, Swedish krona, Japanese yen, French franc, Italian lira, Australian dollar, Mexican peso, and Brazilian real.
     Assets and liabilities of the Corporation's subsidiaries located outside the United States are translated at rates of exchange at the balance sheet date, as more fully explained in
Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. During 1994, translation adjustments, recorded in the equity adjustment from translation component of stockholders' equity, increased stockholders' equity by $98.7 million compared to a $76.6 million reduction in 1993. As more fully explained in Note 9 of Notes to Consolidated Financial Statements, the Corporation hedges a portion, generally limited to tangible net worth, of its net investment in foreign subsidiaries. Prior to 1994, the Corporation operated under a full hedge policy, hedging the net assets, including goodwill, of its foreign subsidiaries. The change in 1994 from the full hedge policy employed in prior years was based upon the Corporation's determination that the benefits of a full hedge policy no longer exceeded its costs. In order to hedge its exposure to foreign currency fluctuations on its net investments in subsidiaries located outside the United States, the Corporation enters into various currency forward contracts and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 1994, these activities netted to a cash outflow of $35.5 million, compared to a cash inflow of $11.5 million in 1993, due to the weakening of the United States dollar against most other major currencies during 1994. The corresponding gains and losses on these hedging activities were recorded in the equity adjustment from translation component of stockholders' equity. Also included in the equity adjustment from translation component were the Corporation's costs of maintaining its hedge portfolio of foreign exchange contracts. These hedge costs decreased stockholders' equity by $33.0 million and $52.2 million in 1994 and 1993, respectively.
     As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation, through its foreign currency hedging activities, seeks to minimize the risk that its eventual United States dollar cash flows resulting from the sales of products in markets outside the United States will be affected by changes in exchange rates. Foreign currency commitment and transaction exposures generally are an integral part of the responsibility of the Corporation's individual operating units. Management's responses to foreign exchange movements vary. For example, pricing actions, changes in cost structures, and changes in hedging strategies may all be effective responses to a change in exchange rates.
     In late 1994, the Mexican peso was severely devalued. Because the Corporation's Mexican peso exposure was hedged, this devaluation did not have a significant effect on the Corporation's earnings in 1994. However, it is likely that the currency situation in Mexico will have an adverse effect on the Corporation's Mexican operations in 1995, which management will attempt to mitigate through pricing actions and changes in cost structures. Due to the relative immateriality of its Mexican operations to the consolidated financial statements, management does not believe that the recent economic upheaval in Mexico will have a significant adverse effect upon the Corporation in 1995.
     In 1993, the Corporation's operations in Brazil were negatively affected by a change in the structure of customer financing arrangements that was enacted by local management to reduce the Corporation's future exposure to translation losses.
     While the Corporation has been proactive in managing its currency risks, it will continue to report, from time to time, fluctuations in both earnings and equity due to foreign exchange movements. This occurs for two reasons. First, it is not possible to establish a cost-effective hedging program that eliminates all risk. Second, under generally accepted accounting principles, the hedging of anticipated future earnings, which are not firm, is not accorded hedge accounting treatment and, consequently, could increase earnings volatility. The Corporation, therefore, does not hedge the translation of future foreign earnings.
     Based on taxable earnings (losses) history over the past several years and the volatility of comprehensive taxable earnings (losses) in the United States due to foreign exchange contracts, a full valuation allowance was considered necessary on net tax assets in the United States. In addition, a full valuation allowance on net tax assets in certain foreign taxing jurisdictions was considered necessary based on the history of taxable earnings (losses), the tax carryforward periods, and projected earnings. An analysis of taxes on earnings is included in Note 11 of Notes to Consolidated Financial Statements.
     Financing activities for 1994 used cash of $210.9 million compared to cash used of $29.5 million for 1993. As noted earlier, cash generated from the sale of Corbin Russwin and Dynapert, totalling approximately $108 million, was used to reduce debt during 1993. During 1994, the Corporation issued $250 million of 7.0% notes due in 2006, and repaid its 8.375% notes in the amount of $100 million and its 5.75% 100 million deutsche mark bearer bonds. Also during 1994, the Corporation filed a shelf registration statement to issue up to $500 million of debt securities that may be offered in separate series in amounts, at prices, and on terms to be determined by market conditions at the time of sale. At December 31, 1994, the Corporation had issued $151.8 million of debt securities under the shelf registration statement.
     As more fully explained in Note 9 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may later convert such debt from fixed to variable or from variable to fixed interest rates, or from United States dollar-based rates to rates based upon another currency, through the use of interest rate swap agreements. In addition, the Corporation may enter into interest rate cap agreements in order to limit the effects of increasing interest rates on a portion of its variable rate debt.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. These interest rate hedges could change the mix of fixed and variable rate debt as actual interest rates move outside the ranges covered by these instruments. The Corporation's variable rate debt to total debt ratio, after taking interest rate hedges into account, was 34% at December 31, 1994, compared to 46% at December 31, 1993, and 30% at
December 31, 1992. At December 31, 1994, average debt maturity was 4.9 years compared to 4.8 years at December 31, 1993, and 4.1 years at December 31, 1992.
     The Corporation's unsecured revolving credit facility (the Credit Facility) includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios during the term of the loan, as more fully explained in Note 8 of Notes to Consolidated Financial Statements. The Corporation's leverage ratio during the life of the Credit Facility may not exceed 2.2 at the end of any fiscal quarter. The cash flow coverage ratio calculated as of the end of each fiscal quarter must be greater than 2.5 for any 12-month period. At December 31, 1994, the leverage ratio was 1.66, and the cash flow coverage ratio was 3.19. As of December 31, 1994, the Corporation was in compliance with all covenants and provisions of the Credit Facility.
     The Corporation expects to continue to meet the covenants imposed by the Credit Facility over the next 12 months. Meeting the cash flow coverage ratio, however, is dependent upon future earnings, interest rates, and debt levels, each of which can have a significant impact on the ratio.
     The Corporation will continue to have cash requirements to support working and fixed capital needs, to pay interest and to service debt. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under the Credit Facility or under short-term borrowing facilities. Management believes that cash generated from these sources will be adequate to meet the Corporation's cash requirements over the next 12 months.
     As more fully described in Note 8 of Notes to Consolidated Financial Statements, borrowings under the Credit Facility were at the London interbank borrowing rate (LIBOR) plus .4375% as of December 31, 1994. The interest rate margin over LIBOR declines as the Corporation's leverage ratio improves. Effective January 1, 1995, the interest rate margin over LIBOR declined by .1125% to .325% as a result of improvements in the Corporation's leverage ratio as of December 31, 1994. The interest rate margin over LIBOR, which cannot exceed .4375%, is determined quarterly based upon the leverage ratio at that time.
     During the period from January 1, 1995, through February 9, 1995, the Corporation issued an additional $85 million of debt under the shelf registration statement.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
	Consolidated Statement of Earnings
	  - years ended December 31, 1994, 1993, and 1992

	Consolidated Balance Sheet
	  - December 31, 1994 and 1993

	Consolidated Statement of Cash Flows
	  - years ended December 31, 1994, 1993, and 1992

	Notes to Consolidated Financial Statements

	Report of Independent Auditors



CONSOLIDATED STATEMENT OF EARNINGS
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)


                                                                   Year Ended December 31

                                                                1994         1993         1992
REVENUES
  Product sales                                             $4,365.2     $4,121.5     $4,045.7
  Information technology and services                          883.1        760.7        733.9

TOTAL REVENUES                                               5,248.3      4,882.2      4,779.6
  Cost of revenues
    Products                                                 2,769.7      2,657.4      2,577.2
    Information technology and services                        677.9        575.1        550.3
  Marketing and administrative expenses                      1,407.0      1,320.7      1,310.5
  Restructuring costs (credits)                                    -         (6.3)       142.4

OPERATING INCOME                                               393.7        335.3        199.2
  Interest expense (net of interest income of $7.0
    for 1994, $8.3 for 1993, and $10.8 for 1992)               188.1        171.7        216.8
  Other expense                                                 15.5          7.7         11.4

EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM,
AND CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLES     190.1        155.9        (29.0)
  Income taxes                                                  62.7         60.7         44.3

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLES         127.4         95.2        (73.3)
Extraordinary loss from early extinguishment of debt               -            -        (22.7)
Cumulative effect to January 1, 1993, of change in
  accounting principle for postemployment benefits                 -        (29.2)           -
Cumulative effect to January 1, 1992, of change in
  accounting principle for postretirement benefits                 -            -       (249.8)
Cumulative effect to January 1, 1992, of change
  in accounting principle for income taxes                         -            -         12.2

NET EARNINGS (LOSS)                                         $  127.4     $   66.0     $ (333.6)



NET EARNINGS (LOSS) APPLICABLE TO COMMON SHARES             $  115.8     $   54.4     $ (345.2)

NET EARNINGS (LOSS) PER COMMON SHARE:
  Net earnings (loss) before extraordinary item and
    cumulative effects of changes in accounting principles  $   1.37     $   1.00     $  (1.11)
  Extraordinary loss from early extinguishment of debt             -            -         (.30)
  Cumulative effect adjustment for postemployment benefits         -         (.35)           -
  Cumulative effect adjustment for postretirement benefits         -            -        (3.27)
  Cumulative effect adjustment for income taxes                    -            -          .16

NET EARNINGS (LOSS) PER COMMON SHARE                        $   1.37     $    .65     $  (4.52)

AVERAGE COMMON SHARES OUTSTANDING (in Millions)                 84.3         83.6         76.3

See Notes to Consolidated Financial Statements



CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


                                                                            December 31
                                                                       1994             1993
                                                                                        <
ASSETS
Cash and cash equivalents                                          $   65.9         $   82.0
Trade receivables, less allowances of $41.5 ($38.5 for 1993)          910.9            832.1
Inventories                                                           723.0            728.9
Other current assets                                                  133.4            121.1

  TOTAL CURRENT ASSETS                                              1,833.2          1,764.1

PROPERTY, PLANT AND EQUIPMENT                                         858.1            796.2
GOODWILL                                                            2,293.0          2,333.6
OTHER ASSETS                                                          449.4            416.7

                                                                   $5,433.7         $5,310.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                              $  549.0         $  332.3
Current maturities of long-term debt                                  121.1            163.1
Trade accounts payable                                                405.2            307.3
Other accrued liabilities                                             804.5            705.8

  TOTAL CURRENT LIABILITIES                                         1,879.8          1,508.5

LONG-TERM DEBT                                                      1,723.2          2,069.2
DEFERRED INCOME TAXES                                                  45.4             47.9
POSTRETIREMENT BENEFITS                                               328.2            319.3
OTHER LONG-TERM LIABILITIES                                           287.7            316.8
STOCKHOLDERS' EQUITY
Convertible preferred stock (outstanding: December 31, 1994
  and 1993_150,000 shares)                                            150.0            150.0
Common stock (outstanding: December 31, 1994_84,688,803 shares,
  December 31, 1993_83,845,194 shares)                                 42.3             41.9
Capital in excess of par value                                      1,049.1          1,034.8
Retained earnings (deficit)                                            24.6            (57.5)
Equity adjustment from translation                                    (96.6)          (120.3)

  TOTAL STOCKHOLDERS' EQUITY                                        1,169.4          1,048.9

                                                                   $5,433.7         $5,310.6

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)
                                                                    Year Ended December 31
                                                               1994           1993          1992
OPERATING ACTIVITIES
Net earnings (loss)                                       $   127.4      $    66.0      $ (333.6)
Adjustments to reconcile net earnings (loss)
  to cash flow from operating activities:
  Non-cash charges and credits:
    Depreciation and amortization                             213.6          200.5         204.1
    Restructuring costs (credits)                                 -           (6.3)        142.4
    Extraordinary loss                                            -              -          22.7
    Cumulative effect of changes in accounting principles         -           29.2         237.6
    Other                                                       1.9            (.4)         14.1
  Changes in selected working capital items:
    Trade receivables                                         (85.9)         (65.3)        (90.5)
    Inventories                                                27.6          (33.9)        (20.1)
    Trade accounts payable                                     90.5           47.4          26.9
  Restructuring                                               (47.3)         (24.8)        (25.8)
  Other assets and liabilities                                 56.1          (82.8)        (58.4)

  CASH FLOW FROM OPERATING ACTIVITIES
  BEFORE SALE OF RECEIVABLES                                  383.9          129.6         119.4
  Sale of receivables                                          26.0            6.5           5.2

  CASH FLOW FROM OPERATING ACTIVITIES                         409.9          136.1         124.6

INVESTING ACTIVITIES
Proceeds from disposal of assets and businesses                13.5          114.6           9.8
Capital expenditures                                         (198.5)        (209.9)       (184.0)
Cash inflow from hedging activities                         1,070.4        1,096.6       1,653.0
Cash outflow from hedging activities                       (1,105.9)      (1,085.1)     (1,724.6)

  CASH FLOW FROM INVESTING ACTIVITIES                        (220.5)         (83.8)       (245.8)

  CASH FLOW BEFORE FINANCING ACTIVITIES                       189.4           52.3        (121.2)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings              217.4          (14.1)        169.9
Proceeds from long-term debt
  (including revolving credit facility)                     1,226.7        2,008.3       2,055.3
Payments on long-term debt
  (including revolving credit facility)                    (1,622.8)      (1,989.4)     (2,539.4)
Issuance of equity interest in a subsidiary                     4.3            4.4             _
Issuance of common stock                                        8.8            6.4         477.5
Cash dividends                                                (45.3)         (45.1)        (43.5)

  CASH FLOW FROM FINANCING ACTIVITIES                        (210.9)         (29.5)        119.8
Effect of exchange rate changes on cash                         5.4           (7.1)         (7.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (16.1)          15.7          (9.2)
Cash and cash equivalents at beginning of year                 82.0           66.3          75.5

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $    65.9      $    82.0      $   66.3

See Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries


NOTE 1: SUMMARY OF ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated. Revenue Recognition: Revenue from information technology and services (PRC) consists of revenue generated primarily for contracted services. Revenue on contracts is recognized on the basis of an estimated percentage of completion of services rendered and, accordingly, amounts for unbilled services are included in accounts receivable. Product sales include sales of manufactured and externally sourced products and related service and repair of such products.
Foreign Currency Translation: The financial statements of the Corporation's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange as of the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.
Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.
Inventories: Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.
Property and Depreciation: Property, plant and equipment is stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes and on accelerated and straight-line methods for tax reporting purposes. Goodwill and Other Intangibles: Goodwill and other intangibles are amortized on the straight-line method over periods ranging up to 40 years. On a periodic basis, the Corporation estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of such goodwill has not been impaired.
Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs associated with PRC that are specific to negotiated contracts are generally chargeable to and recoverable under the terms of the contracts and are not included as product development costs. Product development costs were $91.7 million in 1994, $93.0 million in 1993, and $95.6 million in 1992.
Postretirement Benefits: The Corporation and its subsidiaries have pension plans covering substantially all of their employees. The Corporation's employees are primarily covered by non-contributory defined benefit plans. The plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans are generally amortized over the estimated remaining service periods of employees.
     Certain employees of the Corporation are covered by defined contribution plans. The Corporation's contributions to the plans are based on a percentage of employee compensation or employee contributions. The plans are funded on a current basis.
     In addition to pension benefits, the Corporation provides certain postretirement medical, dental, and life insurance benefits, principally to certain United States employees. Retirees in other countries are generally covered by government-sponsored programs.
     The Corporation uses the corridor approach in the valuation of defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for retired participants, the average remaining life expectancy.
Derivative Financial Instruments: Derivative financial instruments are used by the Corporation principally in the management of its interest rate and foreign currency exposures.
     Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. The fair value of the swap agreements is not recognized in the consolidated financial statements since they are accounted for as hedges.
     The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense. The unamortized costs of the cap agreements are included in other assets.
     In the case of an early termination of an interest rate swap or cap, gains or losses resulting from the early termination are deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swap or cap.
     Gains and losses on hedges of net investments are not included in the income statement, but are reflected in the balance sheet in the equity adjustment from translation component of stockholders' equity, with the related amounts due to or from the counterparties included in other liabilities or other assets.
     Gains and losses on the Corporation's foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses of foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.
Net Earnings (Loss) Per Common Share: Net earnings (loss) per common share are computed by dividing net earnings (loss), after deducting preferred stock dividends, by the weighted average number of common shares outstanding during each year. Fully diluted earnings per share are not materially different from earnings per common share.
Reclassifications: Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1994.

NOTE 2: TRADE RECEIVABLES
Trade receivables at December 31, 1994, included unbilled costs and retainages under long-term contracts of PRC in the amount of $162.9 million, of which $15.8 million is not expected to be collected within one year. Unbilled amounts can be invoiced upon reaching certain milestones and upon completion of contract audits.
Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit. The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.
Sale of Receivables Program: In 1994, the Corporation negotiated a seasonal expansion of the capacity of its sale of receivables program from $200.0 million to $275.0 million during the period from October 1, 1994, through January 31, 1995. Receivables sold under this program are not subject to any significant recourse provisions. At December 31, 1994, the Corporation had sold $244.0 million of receivables under this program compared to $218.0 million at December 31, 1993. The discount on the sale of receivables is included in other expense.

NOTE 3: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:

                                              1994         1993
FIFO cost
  Raw materials and work-in-process       $  220.4     $  206.2
  Finished products                          543.8        567.4
                                             764.2        773.6
Excess of FIFO cost over
  LIFO inventory value                       (41.2)       (44.7)
                                          $  723.0     $  728.9

The cost of United States inventories stated under the LIFO method was approximately 48% and 52% of the value of total inventories at December 31, 1994 and 1993, respectively.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment at the end of each year, in millions of dollars, consisted of the following:

                                             1994         1993
Property, plant and equipment at cost:
  Land and improvements                  $   68.3     $   67.8
  Buildings                                 348.0        346.4
  Machinery and equipment                 1,357.8      1,203.4
                                          1,774.1      1,617.6
Less accumulated depreciation               916.0        821.4
                                         $  858.1     $  796.2

Depreciation expense charged to operations was $134.6 million in 1994, $126.3 million in 1993, and $125.8 million in 1992.

NOTE 5: GOODWILL
Goodwill at the end of each year, in millions of dollars, was as follows:

                                              1994         1993
Goodwill                                  $2,735.5     $2,699.9
Less accumulated amortization                442.5        366.3
                                          $2,293.0     $2,333.6

NOTE 6: OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:

                                              1994         1993
Salaries and wages                        $  108.0     $   81.2
Employee benefits                             60.8         76.7
Restructuring                                 21.2         65.3
All other                                    614.5        482.6
                                          $  804.5     $  705.8

All other at December 31, 1994 and 1993, primarily consisted of accruals for trade discounts and allowances, insurance, warranty costs, advertising, interest, and income and other taxes.

NOTE 7: SHORT-TERM BORROWINGS
Short-term borrowings at December 31, 1994 and 1993, included unsecured money market loans in the amounts of $293.3 million and $195.0 million, respectively, at contracted interest rates based on a margin over the London interbank borrowing rate (LIBOR). These loans are payable on demand with a one-to-five day notice period. Short-term borrowings at December 31, 1994, also included $75.0 million of competitive bid rate loans under the Corporation's unsecured revolving credit facility, as more fully described in Note 8. Short-term borrowings in the amounts of $180.7 million and $102.1 million at December 31, 1994 and 1993, respectively, primarily consisted of borrowings of subsidiaries outside the United States under the terms of uncommitted lines of credit or other short-term borrowing arrangements. Short-term borrowings also included commercial paper of $35.2 million at December 31, 1993. The weighted average interest rate on short-term borrowings outstanding at December 31, 1994 and 1993, was 7.0% and 4.3%, respectively.
     Under terms of uncommitted lines of credit at December 31, 1994, certain of the Corporation's subsidiaries outside the United States may borrow up to an additional $314.2 million on such terms as may be mutually agreed upon. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

NOTE 8: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

                                              1993         1994
Revolving credit facility
  expiring 1997                           $  426.2     $1,086.7
7.50% notes due 2003                         500.0        500.0
6.625% notes due 2000                        250.0        250.0
7.0% notes due 2006                          250.0            -
Medium Term Notes due from
  1996 through 2002                          151.8            -
9.25% sinking fund debentures
  maturing 2016                              150.0        150.0
6.75% deutsche mark bearer bonds
  maturing 1995                              111.4        102.7
5.75% deutsche mark bearer bonds
  maturing 1994                                  -         58.7
8.375% notes due 1997                            -        100.0
Other loans due through 2009                  37.6         19.7
Less current maturities of
  long-term debt                            (121.1)      (163.1)
Less debt discounts                          (32.7)       (35.5)
                                          $1,723.2     $2,069.2

During 1994, the Corporation filed a shelf registration statement to issue up to $500 million in debt securities, which may consist of debentures, notes, or other unsecured evidences of indebtedness. These debt securities (the Medium Term Notes) may be offered in separate series in amounts, at prices, and on terms to be determined by market conditions at the time of sale. The net proceeds from the sale of the Medium Term Notes will be available for general corporate purposes, which may include, but are not limited to, refinancing of indebtedness, working capital, and capital expenditures. As of December 31, 1994, the Corporation had issued $151.8 million aggregate principal amount of the Medium Term Notes under this shelf registration statement. Of that amount, a total of $109.8 million bear interest at fixed rates ranging from 6.93% to 8.88%, while the remainder bear interest at variable rates.
     As a result of the issuance of public debt, the Corporation reduced the amount of credit available under its unsecured revolving credit facility (the Credit Facility) from $2.15 billion as of December 31, 1993, to $1.7 billion as of December 31, 1994. In January 1995, the Corporation reduced the amount of credit available under the Credit Facility to $1.4 billion. The amount available for borrowing under the Credit Facility at December 31, 1994, was $1,198.8 million ($898.8 million after the January 1995 reduction in the amount available for borrowing).
     The Corporation renegotiated the pricing of borrowings under the Credit Facility in October 1994. Borrowing options under the Credit Facility are at LIBOR plus .4375% (LIBOR plus .50%, prior to October 1994), or at other variable rates set forth therein. The interest rate margin over LIBOR declines as the Corporation's leverage ratio improves. The Corporation also is able to borrow by means of competitive bid rate loans under the Credit Facility. Competitive bid rate loans are made through an auction process at then-current market rates and are classified as short-term borrowings in the consolidated balance sheet. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee to each bank equal to .175% (.25%, prior to October 1994) of the amount of the bank's commitment, whether used or unused.
     The Credit Facility includes various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets and financial covenants requiring the Corporation to maintain a specified leverage ratio and to achieve certain levels of cash flow to fixed expense coverage. As of December 31, 1994, the Corporation was in compliance with all terms and conditions of the Credit Facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility over the next 12 months. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.
     The 9.25% sinking fund debentures are obligations of Emhart Corporation (Emhart), a wholly owned subsidiary, and are callable at prices decreasing from 103.2% of face amount as of December 31, 1994, to 100% in 2006. Commencing in August 1997, annual sinking fund payments of $8.0 million are required.
     The 6.75% deutsche mark bearer bonds are obligations of Emhart and are guaranteed by the Corporation. The bonds, which are callable at the option of Emhart at a price of 100.5% of face amount beginning in October 1994, mature in October 1995 and have been classified as current maturities. The 9.25% sinking fund debentures and 6.75% deutsche mark bearer bonds include certain restrictions on liens on assets and impose limitations on sale-leaseback transactions.
     Indebtedness of subsidiaries of the Corporation, including the obligations of Emhart noted above, in the aggregate principal amounts of $773.8 million and $852.4 million were included in the consolidated balance sheet at December 31, 1994 and 1993, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.
     In 1992, the Corporation recognized a $22.7 million extraordinary loss, which represented the unamortized debt issue costs related to debt repaid in connection with the Corporation's refinancing of its previous term loan and revolving credit facility and the early extinguishment of debt following the sale by the Corporation of 20.7 million shares of common stock earlier in 1992.
     Principal payments on long-term debt obligations due over the next five years are as follows: $121.1 million in 1995, $19.8 million in 1996, $461.9 million in 1997, $65.8 million in 1998, and $63.3 million in 1999. Interest payments were $185.0 million for 1994, $165.0 million for 1993, and $240.0 million for 1992.

NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 15 countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates. As an end user of derivative financial instruments, the Corporation utilizes derivatives to manage these risks by creating offsetting market positions. The Corporation's use of derivatives with respect to interest rate and foreign currency exposures is discussed below.
Credit Exposure: The Corporation is exposed to credit-related losses in the event of nonperformance by counterparties to certain derivative financial instruments. The Corporation monitors the creditworthiness of the counterparties and presently does not expect default by any of the counterparties. The Corporation does not obtain collateral in connection with its derivative financial instruments.
     The credit exposure that results from interest rate and foreign exchange contracts is represented by the fair value of contracts with a positive fair value as of the reporting date, as indicated below. Some derivatives are not subject to credit exposures. The fair value of all financial instruments is summarized in Note 10.
Interest Rate Risk Management: The Corporation manages its interest rate risk, primarily through the use of interest rate swap and cap agreements, in order to achieve a cost effective mix of fixed to variable rate indebtedness. The Corporation seeks to issue debt opportunistically, whether fixed or variable, at the lowest possible cost and then, based upon its assessment of the future interest rate environment, may, through the use of interest rate derivatives, convert such debt from fixed to variable or from variable to fixed interest rates. Similarly, the Corporation may, at times, seek to limit the impacts of rising interest rates on its variable rate debt through the use of interest rate caps.
     The amounts exchanged by the counterparties to interest rate swap and cap agreements normally are based upon notional amounts and other terms, generally related to interest rates, of the derivatives. While the notional amounts of interest rate swaps and caps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments.
     The notional amounts of the Corporation's interest rate derivatives at the end of each year, in millions of dollars, were as follows:

                                            1994         1993
Interest rate swaps:
  Fixed to variable rates                 $850.0       $700.0
  Variable to fixed rates                  750.0        700.0
  Rate basis swaps                         200.0        200.0
  U.S. rates to foreign rates              175.0        100.0
Interest rate caps purchased              $100.0       $250.0

The Corporation's portfolio of interest rate swap instruments as of December 31, 1994, included $850 million notional amounts of fixed to variable rate swaps with a weighted average fixed rate receipt of 6.19%. The basis of the variable rates paid is LIBOR. The majority of the fixed to variable rate swaps contain provisions that permit, during a portion of the terms of swaps, the setting of the variable rates at either the beginning or the end of the reset periods, at the option of the counterparties. The reset periods generally occur every three to six months. Of these swaps to variable rates, $100 million mature in 1998, with the remainder maturing in the years 2000 through 2004. A total of $300 million of these swaps, maturing in 2003, contains provisions that permit the counterparties to terminate the swap, without penalty, beginning in 1998.
     As of December 31, 1994, the portfolio also included $750 million notional amounts of variable to fixed rate swaps with a weighted average fixed rate payment of 5.56%. The basis of the variable rate received is LIBOR. A total of $150 million of the variable to fixed rate swaps included caps limiting interest rate movements to .25% between reset dates, which generally occur every three months. The maturities of these swaps, by notional amounts, are as follows: $200 million in 1995, $150 million in 1996, $200 million in 1997, and $200 million in 1998.
     As of December 31, 1994, the portfolio also contained $200 million notional amounts of rate basis swaps, which swap to the higher of a specified fixed rate or LIBOR minus a specified spread, with a weighted average fixed rate payment of 5.93% or a weighted average variable rate payment of LIBOR minus 1.30%. The basis of the variable rates received is LIBOR. Rates under these rate basis swaps are generally reset every six months. The maturities of these swaps, by notional amounts, are as follows:
$50 million in 1995, $100 million in 1996, and $50 million in 1997. At December 31, 1994, payments under these swaps were based on the weighted average fixed rate payment provisions of the swap agreements.
     The remainder of the interest rate swap portfolio as of December 31, 1994, consisted of $175 million notional amounts of interest rate swaps that swap from United States dollars into foreign currencies. Of that amount, $150 million swapped from fixed rate United States dollars (with a weighted average fixed rate of 6.75%) into fixed rate Japanese yen (with a weighted average fixed rate of 4.68%). Of the $150 million notional amounts, $100 million mature in 1996 and the balance in 1997. A total of $25 million notional amounts of interest rate swaps, maturing in 1997, swapped from variable rate United States dollars (with the variable rate based on LIBOR) into fixed rate Swiss francs (with a weighted average fixed rate of 5.17%).
     As of December 31, 1994, the Corporation also had $100 million notional amounts of interest rate caps, which have the effect of limiting the Corporation's exposure to high interest rates. The maturities, by notional amounts, and cap rates of these agreements are as follows: $50 million in 1995, with a cap rate of 6%; and $50 million in 1997, with a cap rate of 7%.
     The Corporation's credit exposure on its interest rate derivatives as of December 31, 1994 and 1993, was $22.2 million and $15.3 million, respectively. Deferred gains and losses on the early termination of interest rate swaps as of December 31, 1994 and 1993, were not significant.
Foreign Currency Management: The Corporation enters into various foreign exchange contracts in managing its foreign exchange risks. The contractual amounts of foreign currency derivative financial instruments (principally, forward exchange contracts and options) are generally exchanged by the counterparties.
     In order to limit the volatility of reported equity, the Corporation hedges a portion of its net investment in subsidiaries located outside the United States, where practicable, except for those subsidiaries located in highly inflationary economies, through the use of foreign currency forward contracts, foreign currency swaps, and purchased foreign currency options with little or no intrinsic value at the inception of the options. Prior to 1994, the Corporation generally operated under a full hedge policy, hedging the net assets, including goodwill, of its subsidiaries outside the United States. During 1994, the Corporation determined that the benefits of the full hedge policy no longer exceeded its costs and, accordingly, elected to hedge only a portion, generally limited to tangible net worth, of its net investment in subsidiaries outside the United States.
     Through its foreign currency hedging activities, the Corporation seeks to minimize the risk that the eventual cash flows resulting from the sales of products outside the United States will be affected by changes in exchange rates. Foreign currency commitment and transaction exposures generally are the responsibility of the Corporation's individual operating units to manage as an integral part of their business. Management responds to foreign exchange movements through many alternative means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The Corporation hedges its foreign currency transaction and firm purchase commitment exposures, including firm intercompany foreign currency purchases, based on management's judgment, generally through the use of forward exchange contracts and purchased options with little or no intrinsic value at the inception of the options. Some of the contracts involve the exchange of two foreign currencies, according to the local needs of the subsidiaries. The Corporation utilizes some natural hedges to mitigate its transaction and commitment exposures. Intercompany foreign currency purchase commitments are considered to be firm when performance under the commitments is probable because of sufficiently large disincentives to the Corporation for nonperformance. Deferred gains and losses on intercompany purchases hedged are recognized in cost of sales when the related inventory is sold or when a hedged purchase is no longer expected to occur.
     The following table summarizes the contractual amounts of the Corporation's forward exchange contracts and options as of December 31, 1994 and 1993, in millions of United States dollars, including details by major currency as of December 31, 1994. Foreign currency amounts are translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

                 Forward Exchange Contracts    Purchased Options
As of December 31, 1994     Buy        Sell       Buy       Sell
United States dollar   $1,045.3   $  (877.5)   $236.4   $ (12.1)
Pound sterling            260.5      (221.0)        -     (76.6)
Deutsche mark             297.9      (165.7)        -     (79.0)
Dutch guilder              69.9       (45.0)        -     (31.3)
Swedish krona              52.1       (86.2)     15.3         -
Japanese yen               16.6      (182.3)      6.0         -
French franc               20.1       (83.4)        -         -
Canadian dollar           246.1      (182.3)        -     (34.5)
Italian lira               39.4       (42.8)        -         -
Swiss franc                35.3       (61.9)      9.0      (3.2)
Other                      37.3      (189.0)        -     (25.6)
Total                  $2,120.5   $(2,137.1)   $266.7   $(262.3)
As of December 31, 1993
Total                  $1,881.7   $(1,867.9)   $414.9   $(408.2)

The Corporation's credit exposure on its foreign currency derivatives as of December 31, 1994 and 1993, was $43.2 million and $26.6 million, respectively.
     Gross deferred realized gains and losses on commitment hedges were not significant at December 31, 1994 and 1993. Substantially all of the amounts deferred at December 31, 1994, are expected to be recognized in earnings during 1995, when the gains or losses on the underlying transactions will also be recognized.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.
     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
  Cash and cash equivalents, trade receivables, certain other current assets, short-term borrowings, and current maturity of long-term debt: The amounts reported in the consolidated balance sheet approximate fair value.
  Long-term debt: Publicly traded debt is valued based on quoted market values. The amount reported in the consolidated balance sheet for the remaining long-term debt approximates fair value since such debt was either variable rate debt or fixed rate debt that had been recently issued as of the reporting date.
  Interest rate hedges: The fair value of interest rate hedges, including interest rate swaps and caps, reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date, thereby taking into account unrealized gains and losses of open contracts as of the reporting date.
  Foreign exchange contracts: Foreign exchange forward and option contracts are estimated using prices established by financial institutions for comparable instruments.
     The following table sets forth the carrying amounts and fair values of the Corporation's financial instruments, except for those financial instruments noted above for which the carrying values approximate fair values, at the end of each year, in millions of dollars:

                                         1994                         1993
                               Carrying          Fair      Carrying          Fair
Assets (Liabilities)             Amount         Value        Amount         Value
Non-derivatives:
  Long-term debt              $(1,723.2)    $(1,637.3)    $(2,069.2)    $(2,088.3)
Derivatives relating to:
  Debt
    Assets                           .6          22.2           5.1          15.3
    Liabilities                    (1.4)       (101.8)          (.9)        (36.2)
  Foreign currency
    Assets                         38.0          43.2          35.0          26.6
    Liabilities                   (43.9)        (62.6)         (8.5)        (10.8)

The carrying amounts of debt-related derivatives are included in the consolidated balance sheet under the caption accrued liabilities. The carrying amounts of foreign currency-related derivatives related to net investment and commitment hedges are included in the consolidated balance sheet under the captions other current assets and other current liabilities. The carrying amounts of foreign currency-related derivatives related to transaction hedges are reflected in the same balance sheet caption as the hedged transaction.

NOTE 11: INCOME TAXES
Earnings (loss) before income taxes, extraordinary item, and cumulative effects of changes in accounting principles, for each year, in millions of dollars, were as follows:

                                  1994         1993       1992
United States                  $  24.9      $  52.3    $(131.4)
Other countries                  165.2        103.6      102.4
                               $ 190.1      $ 155.9    $ (29.0)

Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:

                                  1994         1993       1992
Current:
United States                  $   5.2      $   7.6    $   4.3
Other countries                   43.7         32.3       36.4
Withholding on
  remittances from
  other countries                  1.4          1.0       (1.0)
                                  50.3         40.9       39.7
Deferred:
United States                     15.5         21.7          -
Other countries                   (3.1)        (1.9)       4.6
                                  12.4         19.8        4.6
                               $  62.7      $  60.7    $  44.3

During 1994 and 1993, the Corporation utilized United States tax loss carryforwards and capital loss carryforwards obtained in a prior business combination. The effect of utilizing these carryforwards was to recognize deferred income tax expense and to reduce goodwill by $15.5 million in 1994 and by $21.7 million in 1993.
     In 1993 and 1992, no income tax benefits were recorded on the cumulative effect adjustments for postemployment and postretirement benefits or the extraordinary loss from early extinguishment of debt. The tax assets related to these adjustments, which are predominantly in the United States, have been offset by a corresponding increase in the deferred tax asset valuation allowance. Income tax expense recorded directly as an adjustment to equity as a result of hedging activities in 1994, 1993, and 1992 was not significant.
     Income tax payments were $44.6 million for 1994, $92.2 million for 1993, and $32.8 million for 1992. Taxes paid during 1993 included $49 million of previously accrued tax payments relating to settlement of prior year tax audit issues.
     Deferred tax liabilities (assets), in millions of dollars, were composed of the following:

                                               1994        1993
Deferred tax liabilities:
  Fixed assets                              $  53.4     $  54.5
  Postretirement benefits                      31.2        24.9
  Other                                        19.8        25.6
Gross deferred tax liabilities                104.4       105.0
Deferred tax assets:
  Bad debt allowance                           (5.3)       (5.7)
  Inventories                                 (17.3)      (36.3)
  Postretirement benefits                     (20.1)      (24.3)
  Fixed assets                                 (5.7)       (5.8)
  Other accruals                             (136.7)     (126.2)
  Tax loss carryforwards                     (144.3)     (186.7)
  Tax credit and capital loss
    carryforwards                             (55.1)      (52.4)
Gross deferred tax assets                    (384.5)     (437.4)
Deferred tax assets' valuation
  allowance                                   317.9       363.7
Net deferred tax liability                  $  37.8     $  31.3

Deferred income taxes are included in the consolidated balance sheet under the captions other current assets, other accrued liabilities, and deferred income taxes.
     Net deferred tax assets (prior to the valuation allowance) of $49 million as of December 31, 1994, resulted from a prior business combination and, accordingly, will result in a reduction of goodwill if realized for financial reporting purposes.
     During the year ended December 31, 1994, the deferred tax asset valuation allowance decreased by $45.8 million. This net decrease is mainly due to utilization of tax loss carryforwards and capital loss carryforwards.
     Tax basis carryforwards at December 31, 1994, consisted of net operating losses (NOLs) expiring from 1995 to 2010, capital loss carryforwards expiring from 1995 to 1996, and other tax credits expiring from 1998 to 2006.
     At December 31, 1994, unremitted earnings of subsidiaries outside the United States were approximately $1,347 million on which no United States taxes have been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional tax that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any United States tax and offset any foreign withholding tax.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:

                                    1994       1993       1992
Income taxes at federal
  statutory rate                  $ 66.5     $ 54.6     $ (9.9)
Lower effective taxes
  on earnings of
  other countries                  (18.7)     (15.0)     (14.7)
Effect of net operating loss
  carryforwards                    (14.3)     (11.9)      12.1
Withholding on remittances
  from other countries               1.4        1.0        2.7
Amortization and write-off
  of goodwill                       25.6       24.8       53.9
Other-net                            2.2        7.2         .2
Income taxes                      $ 62.7     $ 60.7     $ 44.3

NOTE 12: POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS
Net pension cost (credit) for all domestic defined benefit plans included the following components for each year, in millions of dollars:

                                    1994       1993       1992
Service cost                      $ 14.0     $ 11.8     $ 10.0
Interest cost on projected
  benefit obligation                45.6       44.0       45.1
Actual return on assets            (20.8)     (98.6)     (58.3)
Net amortization and deferral      (38.2)      33.4      (13.6)
Net pension cost (credit)         $   .6     $ (9.4)    $(16.8)

The funded status of the domestic defined benefit plans for each year, in millions of dollars, was as follows:

                                              1994        1993
Actuarial present value of
  benefit obligations:
    Vested benefit                         $ 492.9     $ 562.0
    Accumulated benefit                    $ 505.4     $ 575.0
    Projected benefit                      $ 553.1     $ 646.4
Plan assets at fair value                    686.6       707.9
Plan assets in excess of
  projected benefit obligation               133.5        61.5
Unrecognized net loss                         79.6       163.5
Unrecognized prior service cost                6.3         7.4
Unrecognized net asset at date
  of adoption net of amortization             (5.3)       (8.6)
Net pension asset recognized in
  the consolidated balance sheet           $ 214.1     $ 223.8
Discount rates                                 9.0%        7.0%
Salary scales                              5.0-6.0%    5.0-6.0%
Expected return on plan assets                10.5%       10.5%

Net pension credit for defined benefit plans outside the United
States for each year, in millions of dollars, included the following components:

                                    1994        1993        1992
Service cost                      $  8.5      $  7.7      $  7.6
Interest cost on projected
  benefit obligation                19.0        19.1        20.9
Actual return on assets             11.3       (65.9)      (43.0)
Net amortization and deferral      (40.8)       38.4        10.5
Net pension credit                $ (2.0)     $  (.7)     $ (4.0)

The funded status of the defined benefit pension plans outside the United States for each year, in millions of dollars, was as follows:

                                               1994        1993
Plans Where Assets Exceeded
Accumulated Benefits
Actuarial present value of
  benefit obligations:
    Vested benefit                          $ 161.8     $ 150.9
    Accumulated benefit                     $ 162.7     $ 152.0
    Projected benefit                       $ 184.9     $ 177.9
Plan assets at fair value                     275.2       277.7
Plan assets in excess of
  projected benefit obligation                 90.3        99.8
Unrecognized net loss (gain)                    8.1       (16.3)
Unrecognized prior service cost                14.1        13.1
Unrecognized net asset at date
  of adoption net of amortization             (15.9)      (16.8)
Net pension asset recognized in
  the consolidated balance sheet            $  96.6     $  79.8
Discount rates                              5.0-9.0%    4.5-8.0%
Salary scales                               3.5-5.0%    3.0-4.5%
Expected return on plan assets             5.5-12.0%   5.5-12.0%

                                               1994        1993
Plans Where Accumulated Benefits
Exceeded Assets
Actuarial present value of
  benefit obligations:
    Vested benefit                          $  51.0     $  45.0
    Accumulated benefit                     $  55.3     $  52.6
    Projected benefit                       $  63.9     $  62.2
Plan assets at fair value                         -           -
Projected benefit obligation in
  excess of plan assets                       (63.9)      (62.2)
Unrecognized net (gain) loss                   (7.2)         .7
Unrecognized prior service cost                 2.4         2.3
Unrecognized net liability at date of
  adoption net of amortization                  1.8         3.0
Net pension liability recognized in
  the consolidated balance sheet            $ (66.9)    $ (56.2)
Discount rates                             7.0-10.0%    6.5-8.5%
Salary scales                               4.0-7.0%    4.0-6.0%

Assets of domestic plans and plans outside the United States consist principally of investments in equity securities, debt securities, and cash equivalents.
     The expected returns on plan assets during 1992 for defined benefit plans were 11.0% for plans in the United States and 5.5% to 12.0% for funded plans outside the United States.
     Expense for defined contribution plans amounted to $20.5 million, $18.4 million, and $18.2 million in 1994, 1993, and 1992, respectively.
     The Corporation has several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical and dental plans are contributory and include certain cost-sharing features, such as deductibles and co-payments.
     The Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of
January 1, 1992. As a result of the adoption, a $249.8 million cumulative effect adjustment was recorded as a reduction of net earnings during 1992.
     Net periodic postretirement benefit expense, in millions of dollars, included the following components:

                                    1994       1993       1992
Service expense                   $  1.8     $  1.7     $  2.7
Interest expense                    12.9       14.8       19.8
Net amortization                    (8.0)      (7.7)      (1.7)
Net periodic postretirement
  benefit expense                 $  6.7     $  8.8     $ 20.8

The reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheet, in millions of dollars, was as follows:

                                               1994       1993
Accumulated postretirement
  benefit obligation
    Retirees                                 $133.1     $150.4
    Fully eligible active participants         10.7       25.6
    Other active participants                  22.2       29.6
    Total                                     166.0      205.6
Unrecognized prior service cost                63.5       69.5
Unrecognized net gain (loss)                   15.8      (25.5)
Net postretirement benefit liability
  recognized in the consolidated
  balance sheet                              $245.3     $249.6

The health care cost trend rate used to determine the postretirement benefit obligation was 10.75% for 1994, 8.75% for 1995, decreases gradually to an ultimate rate of 4.75% in 2001 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The effect of a 1% annual increase in these assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $7.1 million. The effect of a 1% increase on the aggregate of the service and interest cost components of net periodic postretirement benefit cost is immaterial. An assumed discount rate of 9.0% was used to measure the accumulated postretirement benefit obligation for 1994 compared to 7.0% used in 1993.
     As of January 1, 1993, the Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which addresses the accounting for certain benefits provided to former employees prior to retirement. For the Corporation, these benefits primarily relate to disability and workers' compensation benefits. Prior to January 1, 1993, the Corporation recognized the cost of providing these benefits principally on the cash basis. Commencing in 1993, the Corporation began to accrue these benefits when payment of such benefits is probable and when sufficient information exists to make reasonable estimates of the amounts to be paid. As a result of the adoption of SFAS No. 112, a $29.2 million cumulative effect adjustment was recorded as a reduction of net income during 1993.



NOTE 13: STOCKHOLDERS' EQUITY

(Dollars in Millions Except Per Share Amounts)
                                                                                                  Equity
                           Outstanding         Outstanding             Capital in     Retained    Adjustment
                             Preferred              Common       $.50   Excess of     Earnings          From
                                Shares  Amount      Shares  Par Value   Par Value     (Deficit)  Translation
Balance at December 31, 1991   150,000  $150.0  61,860,619      $30.9    $  561.9      $ 298.1        $(13.8)
Net loss                             -       -           -          -           -       (333.6)            -
Cash dividends
  - Common ($.40 per share)          -       -           -          -           -        (31.3)            -
  - Preferred                        -       -           -          -           -        (11.6)            -
Sale of common stock                 -       -  20,700,000       10.4       455.0            -             -
Common stock issued under
  employee benefit plans             -       -     867,487         .4        11.7            -             -
Valuation changes, less net
  effect of hedging activities       -       -           -          -           -            -         (54.1)
Balance at December 31, 1992   150,000   150.0  83,428,106       41.7     1,028.6        (78.4)        (67.9)
Net earnings                         -       -           -          -           -         66.0             -
Cash dividends
  - Common ($.40 per share)          -       -           -          -           -        (33.5)            -
  - Preferred                        -       -           -          -           -        (11.6)            -
Common stock issued under
  employee benefit plans             -       -     417,088         .2         6.2            -             -
Valuation changes, less net
  effect of hedging activities       -       -           -          -           -            -         (52.4)
Balance at December 31, 1993   150,000   150.0  83,845,194       41.9     1,034.8        (57.5)       (120.3)
Net earnings                         -       -           -          -           -        127.4             -
Cash dividends
  - Common ($.40 per share)          -       -           -          -           -        (33.7)            -
  - Preferred                        -       -           -          -           -        (11.6)            -
Common stock issued under
  employee benefit plans             -       -     843,609         .4        14.3            -             -
Valuation changes, less net
  effect of hedging activities       -       -           -          -           -            -          23.7
Balance at December 31, 1994   150,000  $150.0  84,688,803      $42.3    $1,049.1      $  24.6        $(96.6)




The Corporation has one class of $.50 par value common stock with 150,000,000 authorized shares. The Corporation has authorized 5,000,000 shares of preferred stock without par value, of which 1,500,000 shares have been designated as Series A Junior Participating Preferred Stock (Series A) and 150,000 shares have been designated as Series B Cumulative Convertible Preferred
Stock (Series B).
     In May 1992, the Corporation sold 20,700,000 shares of common stock at $23.25 per share. Net proceeds of $465.4 million were used to reduce debt.
     Holders of Series B stock are entitled to dividends, payable quarterly, at an annual rate of $77.50 per share. In accordance with the terms of the Articles Supplementary that set forth the terms and conditions of the Series B stock, each share of Series
B stock now is convertible into 42 1/3 shares of common stock and is entitled to 42 1/3 votes on matters submitted generally to the stockholders of the Corporation. The conversion rate and the number of votes per share are subject to adjustment under certain circumstances pursuant to anti-dilution provisions. The
Corporation has reserved 6,350,000 shares of common stock for issuance upon conversion of the shares of Series B stock. The shares of Series B stock are not redeemable at the option of the Corporation until September 2001. For a 90-day period thereafter, the Corporation is entitled to redeem all, but not less than all, of the shares of Series B stock at a redemption price equal to the current market price of the shares of common stock into which the Series B stock is then convertible. The shares of Series B stock are not subject to redemption at the option of the holders of the shares under any circumstances. The Corporation also has the option, after September 1996, to require the conversion of the shares of Series B stock into shares of common stock if the current market price of the shares of common stock is at least equal to $39.45 per share (subject to adjustment) for a period of 20 trading days out of 30 consecutive trading days.
     In connection with the sale of the Series B stock, the Corporation and the purchaser of Series B stock entered into a standstill agreement that includes, among other things, provisions limiting the purchaser's ownership and voting of shares of the Corporation's capital stock, provisions limiting actions by the purchaser with respect to the Corporation, and provisions generally restricting the purchaser's equity interest to 15%. The standstill agreement expires in September 2001.
     The Corporation has a Stockholder Rights Plan pursuant to which, under certain conditions, each stockholder has share purchase rights for each outstanding share of common stock and Series B stock of the Corporation. The Corporation has reserved 1,500,000 shares of Series A stock for possible issuance upon exercise of the rights.

NOTE 14: STOCK OPTION AND PURCHASE PLANS
Under various stock option plans, options to purchase common stock may be granted until 2002. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights issued simultaneously with the grant of the stock options. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 1994, 75,375 incentive stock options, 5,719,967 non-qualified stock options without cash appreciation rights, and 235,000 non-qualified stock options with cash appreciation rights were outstanding under domestic plans. There were 421,940 stock options outstanding under the Corporation's United Kingdom plan.
     Under all plans, there were 963,505 shares of common stock reserved for future grants as of December 31, 1994. Transactions are summarized as follows:

                                 Stock Options
                                   Outstanding      Price Range
December 31, 1993                    6,436,111     $ 9.88-25.25
Granted                                761,050      17.63-23.38
Exercised                              343,702       9.88-21.63
Canceled or expired                    401,177       9.88-25.25
December 31, 1994                    6,452,282       9.88-25.25
Shares exercisable at
  December 31, 1994                  4,335,838       9.88-25.25
Shares exercised
  during the year ended
  December 31, 1993                    330,024       9.88-20.88
Shares exercised
  during the year ended
  December 31, 1992                    535,426       9.88-25.25

Under the 1991 Employees Stock Purchase Plan (and its predecessor plan), employees may subscribe to purchase shares of the Corporation's common stock at the lower of 90% of market value on the date offered or on the date purchased.
     Transactions under these plans are summarized as follows:

                                Common Shares
                                   Subscribed            Prices
December 31, 1993                      216,629           $16.50
Subscriptions                          157,815            19.13
Purchases                              208,529            16.25
Cancellations                           13,035      16.25-19.13
December 31, 1994                      152,880            19.13
Shares purchased
  during the year ended
  December 31, 1993                     87,064            16.75
Shares purchased
  during the year ended
  December 31, 1992                    332,061            11.50

NOTE 15: BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

BUSINESS SEGMENTS
(Millions of Dollars)

                                         Consumer & Home  Commercial &  Information
                                             Improvement    Industrial   Technology   Corporate &
1994                                            Products      Products   & Services  Eliminations Consolidated
Sales to unaffiliated customers                 $3,773.8      $  591.4      $ 883.1    $        -     $5,248.3
Operating income                                   293.7          52.6         37.2          10.2        393.7
Operating income excluding goodwill amortization   350.6          68.7         40.4          10.2        469.9
Identifiable assets                              4,686.2       1,390.0        523.5      (1,166.0)     5,433.7
Capital expenditures                               166.5          12.4         17.0           2.6        198.5
Depreciation                                       101.5          13.9         15.2           4.0        134.6

1993

Sales to unaffiliated customers                 $3,529.6      $  591.9      $ 760.7    $        -     $4,882.2
Operating income                                   215.8          76.5         28.9          14.1        335.3
Operating income excluding restructuring
  costs and credits and goodwill amortization      280.8          73.2         32.0          14.1        400.1
Identifiable assets                              4,693.9       1,375.5        494.2      (1,253.0)     5,310.6
Capital expenditures                               171.7          13.9         19.6           4.7        209.9
Depreciation                                        94.2          13.4         15.0           3.7        126.3

1992

Sales to unaffiliated customers                 $3,379.0      $  666.7      $ 733.9    $        -     $4,779.6
Operating income                                   218.4         (44.7)        18.6           6.9        199.2
Operating income excluding restructuring
  costs and credits and goodwill amortization      307.5          80.4         21.7           6.9        416.5
Identifiable assets                              4,753.7       1,390.6        426.1      (1,178.5)     5,391.9
Capital expenditures                               152.3           9.3         16.3           6.1        184.0
Depreciation                                        93.8          15.7         12.7           3.6        125.8

GEOGRAPHIC AREAS
(Millions of Dollars)

                                                 United                              Corporate &
1994                                             States        Europe        Other  Eliminations  Consolidated
Sales to unaffiliated customers                 $3,292.4      $1,279.3     $ 676.6    $       -      $5,248.3
Sales and transfers between geographic areas       234.9         147.6       213.7       (596.2)            -
Total sales                                     $3,527.3      $1,426.9     $ 890.3    $  (596.2)     $5,248.3

Operating income                                $  254.2      $  114.6     $  14.7    $    10.2      $  393.7
Identifiable assets                             $3,723.5      $2,305.9     $ 670.8    $(1,266.5)     $5,433.7

1993
Sales to unaffiliated customers                 $3,069.3      $1,200.3     $ 612.6    $       -      $4,882.2
Sales and transfers between geographic areas       236.5         143.3       208.9       (588.7)            -

Total sales                                     $3,305.8      $1,343.6     $ 821.5    $  (588.7)     $4,882.2

Operating income                                $  213.9      $  101.5     $   5.8    $    14.1      $  335.3
Identifiable assets                             $3,661.2      $2,255.0     $ 622.7    $(1,228.3)     $5,310.6

1992

Sales to unaffiliated customers                 $2,805.6      $1,392.0     $ 582.0    $       -      $4,779.6
Sales and transfers between geographic areas       225.4         132.5       169.0       (526.9)            -

Total sales                                     $3,031.0      $1,524.5     $ 751.0    $  (526.9)     $4,779.6

Operating income                                $  162.2      $   26.8     $   3.3    $     6.9      $  199.2
Identifiable assets                             $3,578.0      $2,355.7     $ 637.0    $(1,178.8)     $5,391.9

The Corporation operates in three business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden and recreational products), plumbing products, and product service; Commercial and Industrial Products, including fastening systems and glass container-making equipment; and Information Technology and Services, including government and commercial systems development, consulting, and other related services.
     Approximately 14% of 1994, 13% of 1993, and 12% of 1992
total revenues were from contracts with the United States government and government agencies. Substantially all of these revenues are included in the Information Technology and Services segment.
     For 1993, the Consumer and Home Improvement Products segment included charges of $29.0 million for plant closures and reorganizations offset by a gain of $15.9 million for the sale of Corbin Russwin. The Commercial and Industrial segment included a gain of $19.4 million for the sale of Dynapert.
     For 1992, restructuring costs in the amount of $35.5 million were charged to the Consumer and Home Improvement Products segment and $106.9 million to the Commercial and Industrial segment.
     In the geographic area table, United States includes all domestic operations and an intercompany manufacturing facility outside the United States, which manufactures products predominantly for sale in the United States. Other includes subsidiaries located in Canada, Latin America, Australia, and the Far East.
     For 1993, restructuring credits in the amount of $6.3 million were included in the United States geographic segment.
     For 1992, restructuring costs of $31.5 million, $93.9 million, and $17.0 million were charged to the United States, Europe, and Other geographic segments, respectively.
     Transfers between geographic areas are accounted for at cost plus a reasonable profit. Transfers between business segments are not significant. Identifiable assets are those assets identified with the operations in each area or segment, including goodwill. Corporate assets included in corporate and eliminations were $242.3 million at December 31, 1994, $217.5 million at
December 31, 1993, and $282.0 million at December 31, 1992, and consist principally of cash and cash equivalents, other current assets, property, and other sundry assets. The remainder of corporate and eliminations includes certain pension credits and amounts to eliminate intercompany items, including income and expense, accounts receivable and payable, and intercompany profit in inventory.

NOTE 16: OTHER EXPENSE
Other expense for 1994, 1993, and 1992 primarily included the costs associated with the sale of receivables program.

NOTE 17: LEASES
The Corporation leases certain service centers, offices, warehouses, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense charged to earnings for 1994, 1993, and 1992 amounted to $91.8 million, $86.5 million, and $106.0 million, respectively. Capital leases are immaterial in amount and are generally treated as operating leases. Future minimum payments, in millions of dollars, under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 1994, were as follows:

1995                                                     $ 53.9
1996                                                       38.9
1997                                                       24.2
1998                                                       16.2
1999                                                       10.4
Thereafter                                                 42.4
Total                                                    $186.0

NOTE 18: RESTRUCTURING
During 1992, the Corporation commenced a restructuring of certain of its operations and accrued costs of $142.4 million. Of this amount, $98.9 million related to the Corporation's decision to reorganize Dynapert, the Corporation's printed circuit board assembly equipment business, including the withdrawal from the manufacturing of surface-mount machinery in Europe. Costs associated with the Dynapert restructuring included the write-off of goodwill, write-down of property, plant and equipment, termination of leases, employee severance, and anticipated losses during the withdrawal period. The remainder of the restructuring plan, which was substantially completed in 1994, included a reduction of manufacturing capacity of other businesses at a cost of $43.5 million. These costs related predominantly to operations in Europe and included the write-down of property, plant and equipment to net realizable value, relocation and transfer costs, and employee severance and related costs.
     During 1993, the Corporation substantially completed its restructuring plan related to Dynapert by withdrawing from the manufacture of surface-mount machinery. In addition, during the fourth quarter of 1993, the Corporation sold the Dynapert through-hole business at a gain of $19.4 million, which has been reflected as a credit to restructuring costs. The combined 1993 revenues and operating income of the two businesses, including the surface-mount machinery business that was liquidated, amounted to $112.5 million and $9.0 million, respectively, compared to revenues and operating loss of $138.1 million and $(3.3) million, respectively, in 1992. In 1993, the Corporation realized cash proceeds of approximately $108 million from the sale of Dynapert and Corbin Russwin, which were used to reduce debt.
     Restructuring costs for 1993 also included a charge of $29.0 million for the closure and reorganization of certain manufacturing sites. These costs primarily included the write-down of property, plant and equipment to net realizable value and employee severance and related costs. Of the total amount, approximately $10 million represented cash spending. These plant actions, which have been substantially completed during 1994, were part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.

NOTE 19: LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     Insurance recoveries for environmental and certain general liability claims are not recognized until realized. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
     As of December 31, 1994, the Corporation had no known probable but inestimable exposures that could have a material effect on the Corporation.

NOTE 20: QUARTERLY RESULTS (UNAUDITED)
(Millions of Dollars Except Per Share Data)

Year Ended December 31, 1994        First Quarter  Second Quarter  Third Quarter  Fourth Quarter
Total revenues                           $1,084.6        $1,221.2       $1,323.4        $1,619.1
Gross margin                                370.7           421.3          447.2           561.5
Net earnings                                 14.6            23.0           29.3            60.5
Net earnings per common share                 .14             .24            .31             .68
Year Ended December 31, 1993
Total revenues                           $1,099.9        $1,155.9       $1,189.6        $1,436.8
Gross margin                                379.9           397.6          385.0           487.2
Net earnings before cumulative effect
  of change in accounting principle          13.9            19.5           19.5            42.3
Net earnings (loss)                         (15.3)           19.5           19.5            42.3
Per common share information:
  Net earnings before cumulative effect
     of change in accounting principle        .13             .20            .20             .47
  Net earnings (loss)                        (.22)            .20            .20             .47

The results for the first quarter of 1993 included a charge for the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective as of January 1, 1993, in the amount of $29.2 million or $.35 per common share. The fourth quarter of 1993 included the gain on sale of Dynapert and Corbin Russwin, substantially offset by the charge for plant closures and reorganizations.
     The three-month period ended July 4, 1993, included a tax benefit of $1.4 million reflective of the cumulative year-to-date adjustment of the effective tax rate that resulted from a change in the mix between foreign and domestic earnings, primarily due to increased operating income and lower interest expense in the United States.
     Earnings per common share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.






REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:


We have audited the accompanying consolidated balance sheets of The Black & Decker Corporation as of December 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended
December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 12 to the Financial Statements, effective January 1, 1993, the Corporation changed its method of accounting for postemployment benefits. As discussed in Notes 11 and 12 to the Financial Statements, effective January 1, 1992, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions.




Ernst & Young LLP
Baltimore, Maryland
February 9, 1995



ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
		ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995, under the captions Election of Directors and Board of Directors -
Section 16 and is incorporated herein by reference.
     Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of
Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995, under the captions Board of Directors - Compensation of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
		AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995, under the captions Voting Securities and Security Ownership of Management and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of
Stockholders to be held April 25, 1995, under the caption
Executive Compensation and is incorporated herein by reference.




	PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
		AND REPORTS ON FORM 8-K

(a)		LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT
		SCHEDULES AND EXHIBITS

		(1)	List of Financial Statements

	The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

	Consolidated Statement of Earnings - years ended
December 31, 1994, 1993, and 1992.

	Consolidated Balance Sheet - December 31, 1994 and
1993.

	Consolidated Statement of Cash Flows - years ended
December 31, 1994, 1993, and 1992.

	Notes to Consolidated Financial Statements.

	Report of Independent Auditors.

		(2)	List of Financial Statement Schedules
	The following financial statement schedule of the Corporation and its subsidiaries is included herein.

			Schedule II   -	Valuation and Qualifying Accounts and
Reserves.

	All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

		(3)	List of Exhibits
	The following exhibits are either included in this report or incorporated herein by reference as indicated below:

	Exhibit No.	  	Exhibit

	3(a)(1)	Charter of the Corporation, as amended, included
in the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 25, 1988, is incorporated herein by reference.

	3(a)(2)	Articles Supplementary of the Corporation, as
filed with the State Department of Assessments and Taxation of the State of Maryland on September 5,
1991, included in the Corporation's Current Report on Form 8-K dated September 25, 1991, is incorporated herein by reference.

	3(b)	By-Laws of the Corporation, as amended.

	4(a)	Indenture dated as of March 24, 1993, by and
between The Black & Decker Corporation and
Security Trust Company, National Association, included in the Corporation's Current Report on Form 8-K filed with the Commission on March 26,
1993, is incorporated herein by reference.

	4(b)	Form of 7-1/2% Notes due April 1, 2003, included
in the Corporation's Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

	4(c)	Form of 6-5/8% Notes due November 15, 2000,
included in the Corporation's Current Report on Form 8-K filed with the Commission on November 22,
1993, is incorporated herein by reference.

	4(d)	Form of 7% Notes due February 1, 2006 included in
the Corporation's Current Report on Form 8-K filed with the Commission on January 20, 1994, is incorporated by reference.

	4(e)(1)	Credit Agreement dated as of November 18, 1992,
among The Black & Decker Corporation, Black &
Decker Holdings Inc., Black & Decker GmbH, DOM
Sicherheitstechnik GmbH & Co. KG, Black & Decker
(France) S.A.R.L., the banks listed on the signature pages thereto, Chemical Bank, Credit
Suisse and The Bank of Nova Scotia, as Managing
Agents, and Credit Suisse, as Administrative
Agent, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

	4(e)(2)	Amendment No. 1 dated as of October 21, 1994, to
Credit Agreement dated as of November 18, 1992, by and among The Black & Decker Corporation, Black &
Decker Holdings Inc., Black & Decker GmbH, DOM
Sicherheitstechnik GmbH & Co. KG, Black & Decker
(France) S.A.R.L., the banks listed therein, Chemical Bank, Credit Suisse and The Bank of Nova
Scotia, as Managing Agents, and Credit Suisse, as
Administrative Agent, included in the Corporation's
Quarterly Report on Form 10-Q for the quarter ended
October 2, 1994, is incorporated by reference.

	4(f)	Indenture dated as of September 9, 1994, by and
between The Black & Decker Corporation and Marine
Midland Bank, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated by reference.

	4(g)	Indenture dated as of August 15, 1986, in respect
of the 9-1/4% Sinking Fund Debentures due 2016 of
Emhart Corporation. The Corporation agrees to furnish a copy of same upon request.

	4(h)	DM175,000,000, 6-3/4% Bearer Bonds due 1995 of
Emhart Corporation. The Corporation agrees to furnish a copy of same upon request.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

	4(i)(1)	Rights Agreement, dated as of April 17, 1986, by
and between the Corporation and Morgan Guaranty
Trust Company of New York, included in the Corporation's Current Report on Form 8-K dated
April 29, 1986, is incorporated herein by reference.

	4(i)(2)	Amendment Agreement to the Rights Agreement dated
as of March 31, 1988, between the Corporation and Morgan Guaranty Trust Company of New York as
Rights Agent, included in the Corporation's
Quarterly Report on Form 10-Q for the quarter ended March 27, 1988, is incorporated herein by reference.

	4(i)(3)	Second Amendment Agreement to the Rights Agreement
dated as of September 6, 1991, by and between the Corporation and First Chicago Trust Company of New
York as successor Rights Agent, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

	10(a)	The Black & Decker Corporation Deferred
Compensation Plan For Non-Employee Directors, as amended, is included in the Corporation's
Quarterly Report on Form 10-Q for the quarter ended October 2, 1994, is incorporated herein by reference.

	10(b)	The Black & Decker 1982 Stock Option Plan, as
amended, included in the Corporation's Quarterly
Report on Form 10-Q for the quarter ended
September 29, 1991, is incorporated herein by reference.

	10(c)	The Black & Decker 1986 Stock Option Plan, as
amended, included in the Corporation's Quarterly
Report on Form 10-Q for the quarter ended
September 29, 1991, is incorporated herein by reference.

	10(d)	The Black & Decker 1986 U.K. Approved Option
Scheme, as amended, included in the Corporation's
Registration Statement on Form S-8 (Reg. No. 33-
47651), filed with the Commission on May 5, 1992, is incorporated herein by reference.

	10(e)	The Black & Decker 1989 Stock Option Plan, as
amended, included in the Corporation's Quarterly
Report on Form 10-Q for the quarter ended
September 29, 1991, is incorporated herein by reference.

	10(f)	The Black & Decker 1992 Stock Option Plan,
included in the Corporation's Registration
Statement on Form S-8 (Reg. No. 33-47652), filed with the Commission on May 5, 1992, is incorporated herein by reference.

	10(g)	The Black & Decker Performance Equity Plan,
included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, is incorporated herein by reference.

	10(h)	Annual Incentive Plan, included in the
Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

	10(i)(1)	Employment Agreement, dated September 9, 1985, by
and between the Corporation and Nolan D.
Archibald, included in the Corporation's Annual
Report on Form 10-K for the year ended
September 29, 1985, is incorporated herein by reference.

	10(i)(2)	Amendment to Employment Agreement, dated July 16,
1987, by and between the Corporation and Nolan D.
Archibald, included in the Corporation's Annual
Report on Form 10-K for the year ended
September 27, 1987, is incorporated herein by reference.

	10(i)(3)	Second Amendment to Employment Agreement, dated
September 15, 1988, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended September 25, 1988, is incorporated herein by reference.

	10(i)(4)	Third Amendment to Employment Agreement, dated
January 29, 1990, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 1, 1990, is incorporated herein by reference.

	10(j)	Letter Agreement, dated October 8, 1985, by and
between the Corporation and Dennis G. Heiner, included in the Corporation's Annual Report on Form 10-K for the year ended September 27, 1987, is incorporated herein by reference.

10(k)	Letter Agreement, dated April 14, 1986, by and
between the Corporation and Gary T. DiCamillo, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

	10(1)	Letter Agreement, dated May 31, 1989, by and
between the Corporation and Raymond A. DeVita, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

	10(m)	Letter Agreement, dated July 29, 1987, by and
between the Corporation and Roger H. Thomas included in the Corporation's Annual Report on Form 10-K for the year ended September 27, 1987, is incorporated herein by reference.

	10(n)	Letter Agreement, dated February 1, 1975, by and
between the Corporation and Alonzo G. Decker, Jr., included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

	10(o)	The Black & Decker Supplemental Pension Plan, as
amended, included in the Corporation's Annual
Report on Form 10-K for the year ended
December 31, 1991, is incorporated herein by reference.

	10(p)	The Black & Decker Executive Deferred Compensation
Plan, as amended, included in the Corporation's
Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

	10(q)	The Black & Decker Supplemental Executive
Retirement Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

	10(r)	The Black & Decker Executive Life Insurance
Program, as amended, included in the Corporation's
Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

	10(s)	Description of the Corporation's "Policy Relating
to Salary Continuance Upon Termination" included in the Corporation's Annual Report on Form 10-K for the year ended September 29, 1985, is incorporated herein by reference.

	10(t)	Description of the Corporation's policy and
procedure for relocation of existing employees
(individual transfers), included in the
Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

	10(u)	Description of the Corporation's policy and
procedures for relocation of new employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

	10(v)	Form of Amendment and Restatement of Severance
Benefits Agreement by and between the Corporation and approximately 18 of its key employees, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference.

	10(w)	Amendment and Restatement of Severance Benefits
Agreement, dated October 18, 1990, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, is incorporated herein by reference.

	10(x)	Amendment and Restatement of Severance Benefits
Agreement, dated October 18, 1990, by and between the Corporation and Dennis G. Heiner, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

	10(y)	Amendment and Restatement of Severance Benefits
Agreement, dated October 18, 1990, by and between the Corporation and Roger H. Thomas, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

	10(z)	Amendment and Restatement of Severance Benefits
Agreement, dated October 18, 1990, by and between the Corporation and Gary T. DiCamillo, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

	10(aa)	Amendment and Restatement of Severance Benefits
Agreement, dated October 18, 1990, by and between the Corporation and Raymond A. DeVita, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

	10(bb)(1)	Agreement and Plan of Merger dated as of March 19,
1989, included in the Corporations' Schedule 14D-1 in respect of Emhart Corporation filed on March 22, 1989, is incorporated herein by reference.

	10(bb)(2)	Amendment Agreement dated as of April 26, 1989,
included in the Corporation's Amendment No. 5 to
Schedule 14D-1 in respect of Emhart Corporation filed on April 28, 1989, is incorporated herein by reference.

	10(cc)	Letter Agreement dated as of August 13, 1991, by
and between the Corporation and Newell Co., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

	10(dd)	Standstill Agreement dated as of September 24,
1991, between the Corporation and Newell Co., included in the Corporation's Current Report on Form 8-K dated September 25, 1991, is incorporated herein by reference.

	10(ee)	Distribution Agreement dated September 9, 1994, by
and between The Black & Decker Corporation, Lehman
Brothers Inc., Citicorp Securities, Inc., Goldman,
Sachs & Co., Morgan Stanley & Co. Incorporated,
NationsBanc Capital Markets, Inc. and Salomon
Brothers Inc., included in the Corporation's
Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated by reference.

	10(ff)	The Black & Decker Corporation 1995 Stock Option
Plan for Non-Employee Directors, included in the Corporation's Proxy Statement dated March 9, 1995, for use in connection with the 1995 Annual Meeting of Stockholders, is incorporated by reference.

	11	Computation of Earnings Per Share.

	12	Computation of Ratios.

	21	List of Subsidiaries.

	23	Consent of Independent Auditors.

	24	Powers of Attorney.

	27	Financial Data Schedule.

	99	Computation of Leverage and Cash Flow Coverage
Ratios.

	All other items are not applicable or none.

(b)	REPORTS ON FORM 8-K
	The Corporation filed Current Reports on Form 8-K with the Commission on January 20, 1994, and September 12,
1994, respectively. These Current Reports on Form 8-K were filed pursuant to Item 5 of Form 8-K and reported the sale by the Corporation of $250,000,000 aggregate principal amount of the Corporation's 7% Notes due
February 1, 2006, and the commencement of a Medium-Term
Note Program by the Corporation under its $500,000,000 shelf registration statement, respectively.

	All other items are not applicable or none.

(c)	EXHIBITS
	The exhibits required by Item 601 of Regulation S-K are filed herewith.

(d)	FINANCIAL STATEMENT SCHEDULES
	The Financial Statement Schedule required by Regulation
S-X is filed herewith.




                     SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                          (Millions of Dollars)




                                             Additions
                                Balance at  Charged to                     Other  Balance at
                                 Beginning   Costs and                   Changes      End of
          Description            of Period    Expenses  Deductions   Add (Deduct)     Period


Year Ended December 31, 1994
Reserve for doubtful accounts
  and cash discounts                 $38.5       $42.3     $40.8 (A)   $ 1.5  (B)      $41.5


Year Ended December 31, 1993
Reserve for doubtful accounts
  and cash discounts                 $49.9       $30.0     $39.7 (A)   $(1.7) (B)      $38.5


Year Ended December 31, 1992
Reserve for doubtful accounts
  and cash discounts                 $52.3       $28.5     $30.8 (A)   $ (.1) (B)      $49.9



(A)   Accounts written off during the year and cash discounts taken by customers.

(B)   Primarily includes currency translation adjustments.








	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   THE BLACK & DECKER CORPORATION

Date: March 20, 1995               By    NOLAN D. ARCHIBALD
                                         Nolan D. Archibald
                                      Chairman, President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

         Signature               Title                  Date
Principal Executive Officer


 NOLAN D. ARCHIBALD
Nolan D. Archibald     Chairman, President,            March 20, 1995
                       and Chief Executive Officer

Principal Financial Officer



 THOMAS M. SCHOEWE
 Thomas M. Schoewe     Vice President and              March 20, 1995
                       Chief Financial Officer

Principal Accounting Officer



 STEPHEN F. REEVES
 Stephen F. Reeves     Corporate Controller            March 20, 1995

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

           Nolan D. Archibald            J. Dean Muncaster
           Barbara L. Bowles             Lawrence R. Pugh
           Malcolm Candlish              Mark H. Willes
           Alonzo G. Decker, Jr.         M. Cabell Woodward, Jr.
           Anthony Luiso




    NOLAN D. ARCHIBALD                          Date:  March 20, 1995
    Nolan D. Archibald
    Attorney-in-Fact