Form 10-K/A
period 1994-12-31
BLACK & DECKER CORP
filed 1995-04-24
CIK 12355

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                             FORM 10-K/A
                         (AMENDMENT NO. 1)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934





FOR THE FISCAL YEAR ENDED                COMMISSION FILE NUMBER
   December 31, 1994                            1-1553

                    THE BLACK & DECKER CORPORATION
         (Exact name of registrant as specified in its charter)

         Maryland                        52-0248090
(State of Incorporation)   (I.R.S. Employer Identification Number)

          Towson, Maryland                                21286
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  410-716-3900

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




THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


     The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994 by deleting those items in their entirety and inserting in their place the following:


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (as amended
on April 24, 1995, to correct a typographical error in
Note 8 -- in the original filing, the table headings were reversed)
     The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

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

See Notes to Consolidated Financial Statements



CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


                                                                            December 31
                                                                       1994             1993
                                                                                        <
ASSETS
Cash and cash equivalents                                          $   65.9         $   82.0
Trade receivables, less allowances of $41.5 ($38.5 for 1993)          910.9            832.1
Inventories                                                           723.0            728.9
Other current assets                                                  133.4            121.1

  TOTAL CURRENT ASSETS                                              1,833.2          1,764.1

PROPERTY, PLANT AND EQUIPMENT                                         858.1            796.2
GOODWILL                                                            2,293.0          2,333.6
OTHER ASSETS                                                          449.4            416.7

                                                                   $5,433.7         $5,310.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                              $  549.0         $  332.3
Current maturities of long-term debt                                  121.1            163.1
Trade accounts payable                                                405.2            307.3
Other accrued liabilities                                             804.5            705.8

  TOTAL CURRENT LIABILITIES                                         1,879.8          1,508.5

LONG-TERM DEBT                                                      1,723.2          2,069.2
DEFERRED INCOME TAXES                                                  45.4             47.9
POSTRETIREMENT BENEFITS                                               328.2            319.3
OTHER LONG-TERM LIABILITIES                                           287.7            316.8
STOCKHOLDERS' EQUITY
Convertible preferred stock (outstanding: December 31, 1994
  and 1993-150,000 shares)                                            150.0            150.0
Common stock (outstanding: December 31, 1994-84,688,803 shares,
  December 31, 1993-83,845,194 shares)                                 42.3             41.9
Capital in excess of par value                                      1,049.1          1,034.8
Retained earnings (deficit)                                            24.6            (57.5)
Equity adjustment from translation                                    (96.6)          (120.3)

  TOTAL STOCKHOLDERS' EQUITY                                        1,169.4          1,048.9

                                                                   $5,433.7         $5,310.6

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)
                                                                    Year Ended December 31
                                                               1994           1993          1992
OPERATING ACTIVITIES
Net earnings (loss)                                       $   127.4      $    66.0      $ (333.6)
Adjustments to reconcile net earnings (loss)
  to cash flow from operating activities:
  Non-cash charges and credits:
    Depreciation and amortization                             213.6          200.5         204.1
    Restructuring costs (credits)                                 -           (6.3)        142.4
    Extraordinary loss                                            -              -          22.7
    Cumulative effect of changes in accounting principles         -           29.2         237.6
    Other                                                       1.9            (.4)         14.1
  Changes in selected working capital items:
    Trade receivables                                         (85.9)         (65.3)        (90.5)
    Inventories                                                27.6          (33.9)        (20.1)
    Trade accounts payable                                     90.5           47.4          26.9
  Restructuring                                               (47.3)         (24.8)        (25.8)
  Other assets and liabilities                                 56.1          (82.8)        (58.4)

  CASH FLOW FROM OPERATING ACTIVITIES
  BEFORE SALE OF RECEIVABLES                                  383.9          129.6         119.4
  Sale of receivables                                          26.0            6.5           5.2

  CASH FLOW FROM OPERATING ACTIVITIES                         409.9          136.1         124.6

INVESTING ACTIVITIES
Proceeds from disposal of assets and businesses                13.5          114.6           9.8
Capital expenditures                                         (198.5)        (209.9)       (184.0)
Cash inflow from hedging activities                         1,070.4        1,096.6       1,653.0
Cash outflow from hedging activities                       (1,105.9)      (1,085.1)     (1,724.6)

  CASH FLOW FROM INVESTING ACTIVITIES                        (220.5)         (83.8)       (245.8)

  CASH FLOW BEFORE FINANCING ACTIVITIES                       189.4           52.3        (121.2)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings              217.4          (14.1)        169.9
Proceeds from long-term debt
  (including revolving credit facility)                     1,226.7        2,008.3       2,055.3
Payments on long-term debt
  (including revolving credit facility)                    (1,622.8)      (1,989.4)     (2,539.4)
Issuance of equity interest in a subsidiary                     4.3            4.4             -
Issuance of common stock                                        8.8            6.4         477.5
Cash dividends                                                (45.3)         (45.1)        (43.5)

  CASH FLOW FROM FINANCING ACTIVITIES                        (210.9)         (29.5)        119.8
Effect of exchange rate changes on cash                         5.4           (7.1)         (7.8)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (16.1)          15.7          (9.2)
Cash and cash equivalents at beginning of year                 82.0           66.3          75.5

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $    65.9      $    82.0      $   66.3

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

NOTE 8: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

                                              1994         1993
Revolving credit facility
  expiring 1997                           $  426.2     $1,086.7
7.50% notes due 2003                         500.0        500.0
6.625% notes due 2000                        250.0        250.0
7.0% notes due 2006                          250.0            -
Medium Term Notes due from
  1996 through 2002                          151.8            -
9.25% sinking fund debentures
  maturing 2016                              150.0        150.0
6.75% deutsche mark bearer bonds
  maturing 1995                              111.4        102.7
5.75% deutsche mark bearer bonds
  maturing 1994                                  -         58.7
8.375% notes due 1997                            -        100.0
Other loans due through 2009                  37.6         19.7
Less current maturities of
  long-term debt                            (121.1)      (163.1)
Less debt discounts                          (32.7)       (35.5)
                                          $1,723.2     $2,069.2

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



/s/ ERNST & YOUNG LLP
    Ernst & Young LLP
    Baltimore, Maryland
    February 9, 1995



The undersigned further amends the following item of its Annual Report on Form 10-K for the year ended December 31, 1994, by adding to that item the following:

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

        Exhibit No.                Exhibit

           23       Consent of Independent Auditors



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE BLACK & DECKER CORPORATION



Date: April 24, 1995               By: /s/   STEPHEN F. REEVES
                                             Stephen F. Reeves
                                            Corporate Controller
                                     (principal accounting officer)