Form 10-Q
period 1995-04-02
BLACK & DECKER CORP
filed 1995-05-12
CIK 12355

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549


                         FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

          OF THE SECURITIES EXCHANGE ACT OF 1934






For the Quarter Ended                       Commission File Number
    April 2, 1995                                    1-1553

                   THE BLACK & DECKER CORPORATION
    (Exact name of registrant as specified in its charter)


      Maryland                            52-0248090
(State of Incorporation)    (I.R.S. Employer Identification Number)


701 East Joppa Road        Towson, Maryland                  21286
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (410) 716-3900


                         Not Applicable
Former Address


Number of shares of common stock outstanding on April 2, 1995:
85,191,185.

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


                        INDEX - FORM 10-Q


                            April 2, 1995




                                                            Page

PART I - FINANCIAL INFORMATION


Consolidated Statement of Earnings (Unaudited)
  - For the Three Months Ended April 2, 1995,
     and April 3, 1994  . . . . . . . . . . . . . . . . .     3

Consolidated Balance Sheet (Unaudited)
  - April 2, 1995, and December 31, 1994  . . . . . . . .     4

Consolidated Statement of Cash Flows (Unaudited)
  - For the Three Months Ended April 2, 1995,
     and April 3, 1994  . . . . . . . . . . . . . . . . .     5

Notes to Consolidated Financial Statements (Unaudited). .     6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations  . .  . . . . . . .     9

PART II - OTHER INFORMATION    . . . . . . . .  . . . . .    16

SIGNATURES   . . . . . . . . . . . . . . . . .  . . . . .    19









             CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

            THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
             (Dollars in Millions Except Per Share Amounts)

                                                    THREE MONTHS ENDED
                                            APRIL 2,                   APRIL 3,
                                               1995                       1994
REVENUES
  Product sales                           $ 1,021.4                   $  894.4
  Information technology and services         178.4                      190.2

TOTAL REVENUES                              1,199.8                    1,084.6

  Cost of revenues
    Products                                  642.5                      570.7
    Information technology and services       135.4                      143.2
  Marketing and administrative expenses       333.2                      302.9

Total operating costs and expenses          1,111.1                    1,016.8

OPERATING INCOME                               88.7                       67.8

  Interest expense (net of interest income)    46.8                       43.9
  Other income (expense)                        2.1                       (2.1)

EARNINGS BEFORE INCOME TAXES                   44.0                       21.8
  Income taxes                                 18.3                        7.2

NET EARNINGS                              $    25.7                   $   14.6

NET EARNINGS APPLICABLE TO
  COMMON SHARES                           $    22.8                   $   11.6

NET EARNINGS PER COMMON SHARE             $     .27                   $    .14

DIVIDENDS PER COMMON SHARE                $     .10                   $    .10

Average Common Shares Outstanding
  (in Millions)                                85.0                       83.9


                    See Notes to Consolidated Financial Statements




                CONSOLIDATED BALANCE SHEET (Unaudited)

           THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                        (Millions of Dollars)


                                              APRIL 2,              DECEMBER 31,
                                                 1995                      1994
ASSETS
Cash and cash equivalents                    $  100.7                  $   65.9
Trade receivables                               853.4                     910.9
Inventories                                     846.8                     723.0
Other current assets                            155.5                     133.4

  TOTAL CURRENT ASSETS                        1,956.4                   1,833.2

PROPERTY, PLANT AND EQUIPMENT                   846.6                     858.1

GOODWILL                                      2,308.5                   2,293.0

OTHER ASSETS                                    448.8                     449.4

                                             $5,560.3                  $5,433.7


LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                        $  499.9                  $  549.0
Current maturities of long-term debt            138.8                     121.1
Trade accounts payable                          441.4                     405.2
Other accrued liabilities                       739.2                     804.5

  TOTAL CURRENT LIABILITIES                   1,819.3                   1,879.8

LONG-TERM DEBT                                1,816.3                   1,723.2

DEFERRED INCOME TAXES                            48.2                      45.4

POSTRETIREMENT BENEFITS                         309.5                     328.2

OTHER LONG-TERM LIABILITIES                     326.5                     287.7

STOCKHOLDERS' EQUITY
Convertible preferred stock, no par value:
  Outstanding:
  April 2, 1995 and December 31, 1994
    - 150,000 shares                            150.0                     150.0
Common stock, par value $.50 per share:
  Outstanding:
  April  2, 1995    - 85,191,185 shares
  December 31, 1994 - 84,688,803 shares          42.6                      42.3
Capital in excess of par value                1,059.0                   1,049.1
Retained earnings                                38.8                      24.6
Equity adjustment from translation              (49.9)                    (96.6)

  TOTAL STOCKHOLDERS' EQUITY                  1,240.5                   1,169.4

                                             $5,560.3                  $5,433.7


                  See Notes to Consolidated Financial Statements





              CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

              THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                           (Millions of Dollars)


                                                           THREE MONTHS ENDED
                                                   APRIL 2,                  APRIL 3,
                                                      1995                      1994
OPERATING ACTIVITIES
Net earnings                                      $   25.7                  $   14.6
Adjustments to reconcile net earnings
  to cash flow from operating activities:
  Non-cash charges and credits:
    Depreciation and amortization                     55.9                      51.0
    Other                                               .1                       (.7)
  Changes in selected working capital items:
    Trade receivables                                138.4                      68.4
    Inventories                                     (111.7)                    (63.2)
    Trade accounts payable                            34.2                     (12.5)
  Other assets and liabilities                       (89.2)                    (81.2)

  CASH FLOW FROM OPERATING ACTIVITIES
    BEFORE SALE OF RECEIVABLES                        53.4                     (23.6)
  Sale of receivables                                (71.0)                    (53.0)

  CASH FLOW FROM OPERATING ACTIVITIES                (17.6)                    (76.6)

INVESTING ACTIVITIES
Proceeds from disposal of assets and businesses       64.0                       2.0
Capital expenditures                                 (39.3)                    (34.3)
Cash inflow from hedging activities                  198.3                     411.7
Cash outflow from hedging activities                (194.0)                   (401.7)

  CASH FLOW FROM INVESTING ACTIVITIES                 29.0                     (22.3)

  CASH FLOW BEFORE FINANCING ACTIVITIES               11.4                     (98.9)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings     (51.4)                      8.9
Proceeds from long-term debt
  (including revolving credit facility)              179.3                     946.6
Payments on long-term debt
  (including revolving credit facility)             (101.8)                   (853.9)
Issuance of common stock                               5.3                       1.2
Cash dividends                                       (11.4)                    (11.3)

  CASH FLOW FROM FINANCING ACTIVITIES                 20.0                      91.5

Effect of exchange rate changes on cash                3.4                        .5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      34.8                      (6.9)
Cash and cash equivalents at beginning of period      65.9                      82.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  100.7                  $   75.1



                  See Notes to Consolidated Financial Statements
</table




     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         THE BLACK & DECKER CORPORATION AND SUBSIDIARIES




BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1995.

     Operating results for the three-month period ended April 2, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1994, as amended.

SALE OF RECEIVABLES

At April 2, 1995, under its sale of receivables program, the Corporation had sold $173.0 million of receivables compared to $244.0 million at December 31, 1994. The discount on sale of receivables is included in "Other income (expense)."

SALE OF SUBSIDIARY

On March 31, 1995, the Corporation sold PRC Realty Systems, Inc.
("RSI"), a component of its Information Technology and Services segment (PRC), for approximately $60 million. The gain on the sale of RSI is included in "Other income (expense)." The pre-tax gain was offset by tax expense associated with the sale.

     RSI represented approximately 8% and 9% of PRC's total revenues for the quarters ended April 2, 1995, and April 3, 1994, respectively.
INVENTORIES

The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                April 2,       December 31,
                                                   1995               1994
FIFO cost
  Raw materials and work-in-process            $  251.5           $  220.4
  Finished products                               639.3              543.8
                                                  890.8              764.2
Excess of FIFO cost over LIFO
  inventory value                                 (44.0)             (41.2)
                                               $  846.8           $  723.0

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; foreign inventories are valued on the first-in, first-out (FIFO) method.

GOODWILL

Goodwill at the end of each period, in millions of dollars, was as follows:

                                                 April 2,       December 31,
                                                    1995               1994
Goodwill                                        $2,768.6           $2,735.5
Less accumulated amortization                      460.1              442.5
                                                $2,308.5           $2,293.0

LONG-TERM DEBT

During the quarter ended April 2, 1995, the Corporation issued an additional $85.0 million in principal amount of Medium Term
Notes, bearing interest at fixed rates, under its shelf registration statement. The proceeds from the issuance were used to retire debt.

     Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $815.6 million and $773.8 million were included in the Consolidated Balance Sheet at April 2, 1995, and December 31, 1994, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

INTEREST EXPENSE (Net of Interest Income)

Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                                   Three Months Ended
                                                April 2,           April 3,
                                                   1995               1994
Interest expense                               $   48.9           $   46.0
Interest (income)                                  (2.1)              (2.1)
                                               $   46.8           $   43.9

NET EARNINGS PER COMMON SHARE

Net earnings per common share for each period presented are computed by dividing net earnings applicable to common shares, which are after preferred dividends of $2.9 million and $3.0 million for the three-month periods ended April 2, 1995, and April 3, 1994, respectively, by the weighted average number of common shares outstanding for each period. Fully diluted earnings per share are not materially different from earnings per common share.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Corporation reported net earnings of $25.7 million or $.27 per common share for the three-month period ended April 2, 1995, compared to net earnings of $14.6 million or $.14 per common share for the three-month period ended April 3, 1994. The improvement in net earnings is primarily attributable to higher sales volumes, including the favorable effects of foreign currency translation, coupled with the results of manufacturing productivity and cost reduction initiatives.

RESULTS OF OPERATIONS

Revenues

The following chart sets forth an analysis of changes in revenues for the three-month periods ended April 2, 1995, and April 3, 1994.

  Analysis of Changes in Revenues (in Millions of Dollars)

       Consolidated                               Three Months Ended
                                                 April 2,      April 3,
                                                    1995          1994
     Total revenues                             $1,199.8      $1,084.6

     Unit volume - Existing (1)                         7 %           2 %
                 - Disposed (2)                         - %          (3)%
     Price                                             1 %           1 %
     Currency                                          3 %          (1)%
     Change in total revenues                         11 %          (1)%

	(1)	Existing - Reflects the change in unit volume for businesses where period-to-period comparability exists.

	(2)	Disposed - Reflects the change in total revenues for
businesses that were included in prior year results but subsequently have been sold.

     The Corporation operates in three business segments:
Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden and recreational products), plumbing products, and product service; Commercial and Industrial Products (Commercial), including fastening systems and glass container-making equipment; and Information Technology and Services (PRC), including government and commercial systems development, consulting, and other related services.

     The following chart sets forth an analysis of the change in revenues for the three months ended April 2, 1995, compared to the three months ended April 3, 1994, by geographic area for each business segment.

Analysis of Changes in Revenues (in Millions of Dollars)

                             United
                             States       Europe        Other        Total
Consumer
Total Revenues
                           $  443.6     $  291.7     $  121.4     $  856.7

Unit Volume - Existing            8 %          4 %         11 %          7 %
            - Disposed            - %          - %          - %          - %
Price                             1 %          - %          2 %          1 %
Currency                          - %         12 %         (1)%          4 %
                                  9 %         16 %         12 %         12 %
____________________________________________________________________________

Commercial
Total Revenues             $   67.8     $   65.0     $   31.9     $  164.7

Unit Volume - Existing            7 %         37 %         23 %         19 %
            - Disposed            - %          - %          - %          - %
Price                             1 %          1 %          1 %          1 %
Currency                          - %         16 %         12 %          8 %
                                  8 %         54 %         36 %         28 %
____________________________________________________________________________

PRC
Total Revenues             $  178.4     $      -     $      -     $  178.4

Unit Volume - Existing           (6)%          - %          - %         (6)%
            - Disposed            - %          - %          - %          - %
                                 (6)%          - %          - %         (6)%
____________________________________________________________________________

Consolidated
Total Revenues             $  689.8     $  356.7     $  153.3     $1,199.8

Unit Volume - Existing            4 %          9 %         14 %          7 %
            - Disposed            - %          - %          - %          - %
Price                             1 %          - %          1 %          1 %
Currency                          - %         12 %          2 %          3 %
Change in total revenues          5 %         21 %         17 %         11 %

     Existing unit volume for the Corporation grew by 7% for the three-month period ended April 2, 1995, compared to the first quarter of 1994. Pricing actions modestly improved revenue comparisons to last year. The effects of a weaker United States dollar compared to most major foreign currencies accounted for 3% of the increase in revenues for the first quarter of 1995 over the comparable period in 1994.

     Existing unit volume in the Consumer segment for the three months ended April 2, 1995, grew by 7% compared to last year. Revenues in the Consumer segment in the United States increased by 9% during the first quarter of 1995 over the comparable period in 1994 as a result of growth experienced in the domestic power tools and accessories, plumbing products, security hardware, and household products businesses. The revenue growth experienced in the household products business during the first quarter of 1995 was driven by the continuing success of the new SnakeLight flexible flashlight and was particularly strong in comparison to a weak first quarter of 1994. These revenue improvements were partially offset by a small revenue decline experienced in the golf club shafts business.

     Excluding the substantial positive effect of changes in foreign exchange rates, the Corporation's Consumer businesses in Europe experienced a revenue increase of 4% during the quarter ended April 2, 1995, over the corresponding quarter in 1994. Augmenting the unit volume growth experienced in the European power tools business was a strong rate of growth in the European security hardware business.

     With the exception of Mexico, where economic turmoil caused by the monetary crisis negatively affected sales, most of the Corporation's Consumer businesses in Latin America experienced strong unit volume growth during the first quarter of 1995 over the comparable period in 1994. This unit volume growth was led by particularly strong revenues in Brazil during the three months ended April 2, 1995. The Corporation's Consumer businesses throughout most of the Asia Pacific region also posted year-to-year unit volume gains during the first quarter of 1995.

     Excluding the significant positive effect of changes in foreign currencies, revenues in the Commercial segment for the three months ended April 2, 1995, were 20% above the first quarter of 1994. Strong unit volume increases were experienced throughout the Corporation's fastening systems business during the quarter ended April 2, 1995, due primarily to the strength of the automotive industry worldwide. The Corporation's glass container-making equipment business also experienced strong rates of increase in unit volume during the first quarter of 1995 over the comparable period in 1994.

     PRC's total revenues for the three months ended April 2, 1995, decreased by 6% over the comparable period in 1994. This revenue decrease was primarily attributable to lower sales under the Super-Minicomputer Procurement (SMP) contract during the first quarter of 1995 than during the first quarter of 1994. The lower level of first quarter SMP revenues in 1995 followed an extremely strong fourth quarter of 1994 for the SMP contract.

Earnings

Total operating income as a percentage of revenues for the three months ended April 2, 1995, was 7.4% compared to 6.2% for the first quarter of 1994. This operating income improvement was experienced in virtually all of the Corporation's businesses.

     Gross margin as a percentage of revenues for the three months ended April 2, 1995, was 35.2% compared to 34.2% for the first quarter of 1994. Gross margin on product sales (excluding
PRC) was 37.1% compared to 36.2% for last year. The improvement in gross margin on product sales occurred in the Consumer segment and resulted primarily from increased manufacturing productivity, the implementation of cost reduction initiatives, and the leveraging of fixed and semi-fixed costs over a higher sales base. The gross margin improvements experienced in the Consumer segment were partially offset by a slight deterioration in gross margin in the Commercial segment, primarily as a result of less favorable product mix in the glass container-making equipment business on shipments made under contracts entered into last year during a period of weak demand.

     PRC's gross margin as a percentage of revenues for the first quarter of 1995 was 24.1% compared to 24.7% for the first quarter of 1994. Excluding the impacts of the sold RSI business, PRC's gross margin as a percentage of revenues would have been 23.8% for both the first quarter of 1995 and 1994.

     Marketing and administrative expenses as a percentage of total revenues improved slightly to 27.8% for the three months ended April 2, 1995, compared to 27.9% for the first quarter of 1994.

     Net interest expense (interest expense less interest income) during the three months ended April 2, 1995, was 6.6% higher than during the comparable period of 1994. Higher interest rates during the first quarter of 1995 compared to the first quarter of 1994 were partially offset by lower average borrowings, resulting from improved operating results and working capital management.

     The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the quarter ended April 2, 1995, the Corporation increased its portfolio by the addition of $250.0 million notional principal amount of interest rate hedges. This addition consisted of $100.0 million of swaps from fixed to variable interest rates, $50.0 million of rate basis swaps (which swap to the higher of a specified fixed rate or a variable rate minus a specified spread), and $100.0 million of interest rate caps. The Corporation's issuance of $150.0 million of swaps from variable to fixed interest rates during the first quarter of 1995 was offset by the maturity of $150.0 million of these swaps during that same period. The addition of these hedges, coupled with the issuance of fixed rate debt during the first quarter of 1995, has had the effect of reducing the Corporation's variable rate debt to total debt ratio at April 2, 1995, to 28% compared to 34% at December 31, 1994.

     Other income (expense) for the three months ended April 2, 1995, and April 3, 1994, primarily includes the discount on sale of receivables and, for the first quarter of 1995, the gain on the sale of RSI.

     The Corporation's effective tax rate for the three months ended April 2, 1995, was 42% compared to 33% for the first quarter of last year. The higher rate for 1995 was primarily the result of the sale of RSI. Tax expense recognized as a result of the sale of RSI offset the pre-tax gain recognized on the sale. Excluding the tax effects of the RSI sale, the effective tax rate for the quarter ended April 2, 1995, would have been slightly below that of the prior year.

FINANCIAL CONDITION

Cash flows from operating activities before the sale of receivables generated cash of $53.4 million for the quarter ended April 2, 1995, compared to cash usage of $23.6 million for the comparable quarter in 1994. This increase in cash generation during the first quarter of 1995 resulted from improved operating results, coupled with a greater level of reduction in trade receivables and increase in trade accounts payable from the previous year-end balances compared to the corresponding year. Partially offsetting this favorability was the increased level of inventories necessary to support higher sales volumes during the quarter ended April 2, 1995, as compared to the first quarter of 1994.

     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flows from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the three months ended April 2, 1995, the Corporation experienced negative free cash flow of $21.7 million compared to negative free cash flow of $56.6 million for the corresponding period in 1994, an improvement of $34.9 million. This improvement was primarily attributable to the Corporation's increased profitability and more stringent working capital controls.

     Investing activities for the three months ended April 2, 1995, generated cash of $29.0 million compared to cash usage of $22.3 million last year. The improvement in cash flow from investing activity is attributable to the receipt of approximately $60 million in proceeds from the sale of the Corporation's RSI business in March 1995.

     The Corporation, through its foreign currency hedging activities, seeks to minimize the risk that its eventual United States dollar cash flows resulting from the sales of products in markets outside the United States will be affected by changes in exchange rates. Foreign currency commitment and transaction exposures generally are the responsibility of the Corporation's individual operating units. Management's responses to foreign exchange movements vary. For example, pricing actions, changes in cost structures, and changes in hedging strategies may all be effective responses to a change in exchange rates.

     While the Corporation has been proactive in managing its currency risks, it will continue to report, from time to time, fluctuations in both earnings and equity due to foreign exchange movements. This occurs for two reasons. First, it is not possible to establish a cost-effective hedging program that eliminates all risk. Second, under generally accepted accounting principles, the hedging of anticipated future earnings, which are not firm, is not accorded hedge accounting treatment and, consequently, could increase earnings volatility. The Corporation, therefore, does not hedge the translation of future foreign earnings. For additional details regarding the Corporation's foreign currency hedging activities, see Notes 1 and 9 of the Notes to the Consolidated Financial Statements included in the Corporation's Form 10-K for the year ended December 31, 1994.

     Financing activities provided cash of $20.0 million for the three months ended April 2, 1995, compared to cash generated of $91.5 million in the first quarter of 1994. During the first quarter of 1995, the Corporation issued $85.0 million of Medium Term Notes under its shelf registration statement and reduced its short-term borrowings by $51.4 million. At April 2, 1995, average debt maturity was 4.8 years compared to 4.9 years at December 31, 1994.

     The Credit Facility includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios. The Corporation's leverage ratio during the term of the Credit Facility may not exceed 2.2 at the end of any fiscal quarter. The cash flow coverage ratio, calculated as of the end of each fiscal quarter, must exceed 2.5 for any 12-month period. As of April 2, 1995, the Corporation was in compliance with all covenants and provisions of the Credit Facility. As of April 2, 1995, the Corporation's leverage ratio was 1.61, and its cash flow coverage ratio was 3.27. For additional information in respect of the Credit Facility, see Note 8 of the Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

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

     As of April 2, 1995, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

     Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

Item 2  Submission of Matters to a Vote of Security Holder

The 1995 Annual Meeting of Stockholders was held on April 25, 1995, for the election of directors, to consider and approve The Black & Decker Corporation 1995 Stock Option Plan for Non-Employee Directors, and to ratify the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1995. A total of 80,091,852 of the 91,274,554 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

	(1)	Elected the following directors:
                                                      Number of
                                   Number of          Shares--
                                   Shares Voted       AUTHORITY
           Directors                  FOR             WITHHELD

       Nolan D. Archibald          79,187,599         904,253
       Alonzo G. Decker, Jr.       79,202,725         889,127
       Barbara L. Bowles           79,259,301         832,551
       Malcolm Candlish            79,313,825         778,027
       Anthony Luiso               79,291,322         800,530
       J. Dean Muncaster           79,313,749         778,103
       Lawrence R. Pugh            79,277,496         814,356
       Mark H. Willes              79,309,700         782,152
       M. Cabell Woodward, Jr.     79,227,654         864,198

	(2)	Approved The Black & Decker Corporation 1995 Stock Option
Plan for Non-Employee Directors by an affirmative vote of 60,713,424; votes against the Plan were 16,009,205; and abstentions were 3,369,223.

	(3)	Ratified the selection of Ernst & Young LLP as independent
public accountants for the Corporation for fiscal year
1995 by an affirmative vote of 79,142,497; votes against ratification were 196,793; and abstentions were 752,562.

No other matters were submitted to a vote of the stockholders at the meeting.


Item 6         Exhibits and Reports on Form 8-K

Exhibit No.                  Description

   10(a) The Black & Decker Corporation 1995 Stock Option Plan for Non-Employee Directors, included in the definitive Proxy Statement for the 1995 Annual Meeting of Stockholders of the Corporation dated March 9, 1995, is incorporated herein by reference.

   10(b)         The Black & Decker Executive Salary
                 Continuance Plan.

   11            Computation of Earnings Per Share.

   12            Computation of Ratios.

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

                      THE BLACK & DECKER CORPORATION



                      By:   /s/THOMAS M. SCHOEWE
                               Thomas M. Schoewe
                               Vice President and
                               Chief Financial Officer



                      Principal Accounting Officer

                      By:   /s/STEPHEN F. REEVES
                               Stephen F. Reeves
                               Corporate Controller





Date:  May 12, 1995