Form 10-Q
period 1995-07-02
BLACK & DECKER CORP
filed 1995-08-04
CIK 12355

                                   SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C.  20549

                                                FORM 10-Q

                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       Commission File Number
    July 2, 1995                                    1-1553



                  THE BLACK & DECKER CORPORATION
      (Exact name of registrant as specified in its charter)


       Maryland                           52-0248090
(State of Incorporation)    (I.R.S. Employer Identification Number)


701 East Joppa Road        Towson, Maryland                21286
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code: (410) 716-3900




                          Not Applicable
Former Address



Number of shares of common stock outstanding on July 2, 1995:
85,693,571.



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


                         INDEX - FORM 10-Q


                            July 2, 1995




                                                                          Page

PART I - FINANCIAL INFORMATION


Consolidated Statement of Earnings
  (Unaudited) - For the Three Months
    and Six Months Ended
      July 2, 1995, and July 3, 1994 . . . . . . . . . .                     3


Consolidated Balance Sheet
  - July 2, 1995 (Unaudited), and December 31, 1994  . .                     4


Consolidated Statement of Cash Flows
  (Unaudited) - For the Six Months Ended
    July 2, 1995, and July 3, 1994   . . . . . . . . . .                     5


Notes to Consolidated Financial Statements
  (Unaudited)  . . . . . . . . . . . . . . . . . . . . .                     6


Management's Discussion and Analysis of
  Financial Condition and Results of Operations  . . . .                     9


PART II - OTHER INFORMATION   . . . . .  . . . . . . . .                    18


SIGNATURES  . . . . . . . . . . . . . .  . . . . . . . .                    21



                                         CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

                                         THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                         (Dollars in Millions, Except Per Share Amounts)



                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        ----------------------                  ----------------------
                                                         JULY 2,            JULY 3,              JULY 2,             JULY 3,
                                                          1995               1994                 1995                1994
                                                        --------           --------             --------            --------
REVENUES
  Product sales                                         $1,135.4           $1,015.8             $2,156.8            $1,910.1
  Information technology
    and services                                           193.6              205.4                372.0               395.6
                                                        --------           --------             --------            --------

TOTAL REVENUES                                           1,329.0            1,221.2              2,528.8             2,305.7

  Cost of revenues
    Products                                               716.2              644.2              1,358.7             1,215.4
    Information technology
      and services                                         149.2              155.7                284.6               299.1
  Marketing and administrative
    expenses                                               362.4              337.0                695.6               639.1
                                                        --------           --------             --------            --------

Total operating costs and expenses                       1,227.8            1,136.9              2,338.9             2,153.6
                                                        --------           --------             --------            --------

OPERATING INCOME                                           101.2               84.3                189.9               152.1

  Interest expense (net of
    interest income)                                        47.4               47.8                 94.2                91.7
  Other expense                                              4.1                2.3                  2.0                 4.4
                                                        --------           --------             --------            --------

EARNINGS BEFORE INCOME TAXES                                49.7               34.2                 93.7                56.0
  Income taxes                                              14.9               11.2                 33.2                18.4
                                                        --------           --------             --------            --------

NET EARNINGS                                            $   34.8           $   23.0             $   60.5            $   37.6
                                                        ========           ========             ========            ========
NET EARNINGS APPLICABLE TO
  COMMON SHARES                                         $   31.9           $   20.1             $   54.7            $   31.7
                                                        ========           ========             ========            ========

NET EARNINGS PER COMMON SHARE                           $    .37           $    .24             $    .64            $    .38
                                                        ========           ========             ========            ========

DIVIDENDS PER COMMON SHARE                              $    .10           $    .10             $    .20            $    .20
                                                        ========           ========             ========            ========

Average Common Shares Outstanding
   (in Millions)                                            85.5               84.1                 85.2                84.0
                                                        ========           ========             ========            ========


                                         See Notes to Consolidated Financial Statements

                                            CONSOLIDATED BALANCE SHEET

                                  THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                               (Millions of Dollars)



                                                                         JULY 2,                DECEMBER 31,
                                                                          1995                     1994
                                                                       ----------               ------------
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                                              $  126.6                    $   65.9
Trade accounts receivable                                                 869.5                       910.9
Inventories                                                               872.4                       723.0
Other current assets                                                      164.7                       133.4
                                                                       --------                    --------
  TOTAL CURRENT ASSETS                                                  2,033.2                     1,833.2
                                                                       --------                    --------

PROPERTY, PLANT AND EQUIPMENT                                             857.0                       858.1
GOODWILL                                                                2,311.6                     2,293.0
OTHER ASSETS                                                              456.5                       449.4
                                                                       --------                    --------
                                                                       $5,658.3                    $5,433.7
                                                                       ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                  $  572.8                    $  549.0
Current maturities of long-term debt                                      137.6                       121.1
Trade accounts payable                                                    403.6                       405.2
Other accrued liabilities                                                 742.2                       804.5
                                                                       --------                    --------
  TOTAL CURRENT LIABILITIES                                             1,856.2                     1,879.8
                                                                       --------                    --------

LONG-TERM DEBT                                                          1,812.1                     1,723.2

DEFERRED INCOME TAXES                                                      49.8                        45.4

POSTRETIREMENT BENEFITS                                                   313.0                       328.2

OTHER LONG-TERM LIABILITIES                                               340.7                       287.7

STOCKHOLDERS' EQUITY
Convertible preferred stock, no par value:
  Outstanding:
  July 2, 1995 and December 31, 1994
    - 150,000 shares                                                      150.0                       150.0
Common stock, par value $.50 per share:
  Outstanding:
  July 2, 1995  - 85,693,571 shares
  December 31, 1994  - 84,688,803 shares                                   42.8                        42.3
Capital in excess of par value                                          1,069.2                     1,049.1
Retained earnings                                                          62.1                        24.6
Equity adjustment from translation                                        (37.6)                      (96.6)
                                                                       --------                    --------
  TOTAL STOCKHOLDERS' EQUITY                                            1,286.5                     1,169.4
                                                                       --------                    --------
                                                                       $5,658.3                    $5,433.7
                                                                       ========                    ========

                               See Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                     THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                                  (Millions of Dollars)


                                                                                  SIX MONTHS ENDED
                                                                            ---------------------------
                                                                             JULY 2,                   JULY 3,
                                                                              1995                      1994
                                                                            --------                 ---------
OPERATING ACTIVITIES
Net earnings                                                                $   60.5                 $   37.6
Adjustments to reconcile net earnings
  to cash flow from operating activities:
  Non-cash charges and credits:
    Depreciation and amortization                                              111.6                    102.9
    Other                                                                        2.8                     (2.4)
  Changes in selected working capital items:
    Trade accounts receivable                                                  125.6                     96.4
    Inventories                                                               (128.9)                   (93.5)
    Trade accounts payable                                                      (8.3)                     6.2
  Other assets and liabilities                                                (118.0)                   (72.5)
                                                                            --------                 --------
  CASH FLOW FROM OPERATING ACTIVITIES BEFORE
    SALE OF RECEIVABLES                                                         45.3                     74.7
  Sale of receivables                                                          (64.5)                   (52.0)
                                                                            --------                 --------

  CASH FLOW FROM OPERATING ACTIVITIES                                          (19.2)                    22.7
                                                                            --------                 --------

INVESTING ACTIVITIES
Proceeds from disposal of assets and businesses                                 67.8                      6.3
Capital expenditures                                                           (83.0)                   (75.0)
Cash inflow from hedging activities                                            295.6                    741.9
Cash outflow from hedging activities                                          (284.1)                  (749.0)
                                                                            --------                 --------
  CASH FLOW FROM INVESTING ACTIVITIES                                           (3.7)                   (75.8)
                                                                            --------                 --------

  CASH FLOW BEFORE FINANCING ACTIVITIES                                        (22.9)                   (53.1)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                           20.0                    223.2
Proceeds from long-term debt
  (including revolving credit facility)                                        186.1                  1,046.6
Payments on long-term debt
  (including revolving credit facility)                                       (117.1)                (1,203.0)
Issuance of equity interest in a subsidiary                                        -                      4.3
Issuance of common stock                                                        12.6                      6.8
Cash dividends                                                                 (22.9)                   (22.6)
                                                                            --------                 ---------
  CASH FLOW FROM FINANCING ACTIVITIES                                           78.7                     55.3
Effect of exchange rate changes on cash                                          4.9                      4.1
                                                                            --------                 --------

INCREASE IN CASH AND CASH EQUIVALENTS                                           60.7                      6.3
Cash and cash equivalents at beginning of period                                65.9                     82.0
                                                                            --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  126.6                 $   88.3
                                                                            ========                 ========

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

   Operating results for the three-month and six-month periods ended July 2, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.

SALE OF RECEIVABLES

At July 2, 1995, under its sale of receivables program, the Corporation had sold $179.5 million of receivables compared to $244.0 million at December 31, 1994. The discount on sale of receivables is included in "Other expense."

SALE OF SUBSIDIARY

On March 31, 1995, the Corporation sold PRC Realty Systems, Inc. ("RSI"), a component of its Information Technology and Services segment, for approximately $60 million. The gain on the sale of RSI is included in "Other expense." The pre-tax gain was offset by tax expense associated with the sale.

   RSI represented approximately 1% of the Corporation's consolidated revenues for the six months ended July 2, 1995, and July 3, 1994, and for the quarter ended July 3, 1994.

INVENTORIES

The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                                 July 2,              December 31,
                                                                  1995                    1994
                                                               ---------              ------------
FIFO Cost
  Raw materials and work-in-process                            $  255.1               $  220.4
  Finished products                                               662.5                  543.8
                                                               --------               --------

                                                                  917.6                  764.2
  Excess of FIFO cost over LIFO
    inventory value                                               (45.2)                 (41.2)
                                                               --------               --------

                                                               $  872.4               $  723.0
                                                               ========               ========

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; foreign inventories are valued on the first-in, first-out (FIFO) method.

GOODWILL

Goodwill at the end of each period, in millions of dollars, was as follows:

                                                           July 2,           December 31,
                                                            1995                1994
                                                          --------           -----------
Goodwill                                                  $2,789.5           $2,735.5
Less accumulated amortization                                477.9              442.5
                                                          --------           --------
                                                          $2,311.6           $2,293.0
                                                          ========           ========

LONG-TERM DEBT

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $859.0 million and $773.8 million were included in the Consolidated Balance Sheet at July 2, 1995, and December 31, 1994, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

INTEREST EXPENSE (Net of Interest Income)

Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                  Three Months Ended                      Six Months Ended
                                ----------------------                -----------------------
                                 July 2,           July 3,             July 2,             July 3,
                                  1995              1994                1995                1994
                                --------          --------            --------            --------
Interest expense                $   49.4          $   49.7            $   98.3            $   95.7
Interest (income)                   (2.0)             (1.9)               (4.1)               (4.0)
                                --------          --------            --------            --------
                                $   47.4          $   47.8            $   94.2            $   91.7
                                ========          ========            ========            ========

NET EARNINGS PER COMMON SHARE

Net earnings per common share for each period presented are computed by dividing net earnings applicable to common shares, which are after preferred dividends, by the weighted average number of common shares outstanding for each period. Preferred dividends were $2.9 million and $5.8 million for the three-month and six-month periods ended July 2, 1995, respectively, and $2.9 million and $5.9 million for the three-month and six-month periods ended July 3, 1994, respectively.

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Net earnings for the three months ended July 2, 1995, increased 51% to $34.8 million or $.37 per common share compared to $23.0 million or $.24 per common share for the comparable quarter last year. Net earnings for the six months ended July 2, 1995, increased 61% to $60.5 million or $.64 per common share compared to $37.6 million or $.38 per common share for the corresponding period in 1994. The improvement in net earnings is primarily attributable to higher sales volumes, including the favorable effects of foreign currency translation, coupled with the results of manufacturing productivity and cost reduction initiatives.

RESULTS OF OPERATIONS

Revenues

The following chart sets forth an analysis of changes in revenues for the three-month and six-month periods ended July 2, 1995, and July 3, 1994.

      _______________________________________________________________________________________________
      Analysis of Changes in Revenues (in Millions of Dollars)
      --------------------------------------------------------

      Consolidated                       Three Months Ended                  Six Months Ended
      ------------                    ------------------------            -----------------------
                                       July 2,         July 3,             July 2,        July 3,
                                        1995            1994                1995           1994
                                      --------        --------            --------       --------
      Total revenues                  $1,329.0        $1,221.2            $2,528.8       $2,305.7
      Unit volume - Existing (1)             6 %             9 %                 6 %            5 %
                  - Disposed (2)            (1)%            (2)%                (1)%           (3)%
      Price                                  1 %             1 %                 1 %            1 %
      Currency                               3 %            (2)%                 4 %           (1)%
                                      --------        --------            --------       --------
      Change in total revenues               9 %             6 %                10 %            2 %
      _______________________________________________________________________________________________

      (1) Existing - Reflects the change in unit volume for businesses where period-to-period comparability exists.
      (2) Disposed - Reflects the change in total revenues for businesses that were included in prior year results but subsequently have been sold.

The Corporation operates in three business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden and recreational products), plumbing products, and product service; Commercial and Industrial Products (Commercial), including fastening systems and glass container-making equipment; and Information Technology and Services (PRC), including government and commercial systems development, consulting, and other related contract services.

  The following chart sets forth an analysis of the change in revenues for the three months and six months ended July 2, 1995, compared to the three months and six months ended July 3, 1994, by geographic area for each business segment.

                                        THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                            THREE AND SIX MONTHS ENDED JULY 2, 1995
                                                ANALYSIS OF CHANGES IN REVENUES
                                                   (in Millions of Dollars)

                                 United
                                 States                  Europe                  Other                    Total
                                 ------                  ------                  -----                    -----
                            3 MOS       6 MOS       3 MOS       6 MOS       3 MOS      6 MOS         3 MOS       6 MOS
                            -----      -------      -----       -----       -----      -----         -----       --------
Consumer
- --------
Total Revenues              $518.9     $962.5       $307.2      $598.9      $134.1     $255.5        $960.2      $1,816.9
                            ------     ------       ------      ------      ------     ------        ------      --------

Unit Volume - Existing           7 %        7 %          4 %         4 %        11 %       11 %           6 %           7 %
            - Disposed           - %        - %          - %         - %         - %        - %           - %           - %

Price                            - %        1 %          - %         - %         6 %        4 %           1 %           1 %
Currency                         - %        - %         14 %        13 %        (6)%       (4)%           4 %           3 %
                                --         --           --          --          --         --            --            --
                                 7 %        8 %         18 %        17 %        11 %       11 %          11 %          11 %
                                --         --           --          --          --         --            --            --
____________________________________________________________________________________________________________________________
Commercial
- ----------
Total Revenues              $65.1      $132.9       $80.4       $145.4      $29.7      $61.6         $175.2      $339.9
                            -----      ------       -----       ------      -----      -----         ------      ------

Unit Volume - Existing         (3)%         2 %        15 %         24 %       15 %       19 %            7 %        13 %
            - Disposed          - %         - %         - %          - %        - %        - %            - %         - %

Price                           1 %         1 %         2 %          2 %       (1)%        - %            1 %         1 %
Currency                        - %         - %        18 %         17 %       20 %       16 %           10 %         9 %
                               --          --          --           --         --         --             --          --

                               (2)%         3 %        35 %         43 %       34 %       35 %           18 %        23 %
                               --          --          --           --         --         --             --          --
____________________________________________________________________________________________________________________________

PRC
- ---
Total Revenues              $193.6     $372.0        $   -      $   -       $   -      $   -         $193.6      $372.0
                            ------     ------        -----      -----       -----      -----         ------      ------

Unit Volume - Existing          3 %        (1)%          - %        - %         - %        - %            3 %        (1)%
              Disposed         (9)%        (5)%          - %        - %         - %        - %           (9)%        (5)%
                               --          --           --         --          --         --             --          --
                               (6)%        (6)%          - %        - %         - %        - %           (6)%        (6)%
                               --          --           --         --          --         --             --          --
____________________________________________________________________________________________________________________________
Consolidated
- ------------
Total Revenues              $777.6     $1,467.4     $387.6      $744.3      $163.8     $317.1        $1,329.0    $2,528.8
                            ------     --------     ------      ------      ------     ------        --------    --------

Unit Volume - Existing           5 %          4 %        6 %         8 %        11 %       12 %             6 %         6 %
            - Disposed          (2)%         (1)%        - %         - %         - %        - %            (1)%        (1)%

Price                            - %          1 %        - %         - %         5 %        3 %             1 %         1 %
Currency                         - %          - %       15 %        13 %        (2)%        - %             3 %         4 %
                                --           --         --          --          --         --              --          --
Change in Total Revenues         3 %          4 %       21 %        21 %        14 %       15 %             9 %        10 %
                                --           --         --          --          --         --              --          --
____________________________________________________________________________________________________________________________

Existing unit volume grew by 6% for the three-month and six-month periods ended July 2, 1995, over prior year levels. The effects of a weaker United States dollar compared to most major foreign currencies accounted for 3% and 4% of the increase in revenues for the three- and six-month periods ended July 2, 1995, respectively, over the comparable periods in 1994. Pricing actions modestly improved revenue comparisons for the quarter and first half of 1995 compared to the corresponding periods in the
prior year.   The sale of the Corporation's RSI business in March
1995 resulted in a decrease in unit volume of 1% for the three- and six-month periods ended July 2, 1995, as compared to 1994.

   Existing unit volume in the Consumer segment increased by 6% and 7% for the three-month and six-month periods ended July 2, 1995, respectively, as compared to the same periods last year.

   Revenues in the Corporation's Consumer businesses in the United States grew by 7% and 8% for the three-month and six-month periods ended July 2, 1995, respectively, over 1994 levels. In the domestic power tools and accessories businesses, the continued success of the DeWalt professional power tools line during 1995 more than offset a decline in the sale of consumer power tools. The decline in consumer power tools sales in 1995 over 1994 levels is partially attributable to the Corporation's announced plans to launch a global repositioning of its consumer power tools during the latter half of 1995, including the introduction of a significant number of new tools. The Corporation's household products business achieved sharply higher sales during the three and six months ended July 2, 1995, over the corresponding periods in a weak 1994 due to strong sales of the SnakeLight flexible flashlight which was introduced in late 1994. Strong 1995 SnakeLight sales were more than sufficient to offset revenue declines over 1994 levels in certain product lines as the household products business moved to improve profitability or exit certain of its lower margin product lines during the three and six months ended July 2, 1995. The Corporation's domestic security hardware business experienced moderate sales growth for the three-month and six-month periods ended July 2, 1995 over prior year levels. Poor weather-related building conditions in the western United States and the resultant soft demand in professional distribution channels during the second quarter of 1995 caused a substantial decrease in revenues over 1994 levels for the Corporation's plumbing products business and an overall sales decrease for the six months ended July 2, 1995 over the corresponding period in 1994.

   Excluding the substantial positive effect of changes in foreign exchange rates, the Corporation's Consumer businesses in Europe experienced a revenue increase of 4% during the quarter and six months ended July 2, 1995, over the comparable periods in 1994. European sales for the quarter and six months ended July 2, 1995, were impacted by the Corporation's repositioning of its entire range of consumer power tools. This repositioning was launched in Europe during the second quarter of 1995 and will occur later in 1995 in the United States. An extremely dry winter and late spring caused a decrease in sales of outdoor products during the second quarter and first half of 1995 compared to the corresponding periods in 1994. Despite weak levels of construction starts in many portions of Europe during 1995, sales of the Corporation's Elu professional power tools for the three and six months ended July 2, 1995, were significantly ahead of 1994 levels. While the European Consumer businesses were up 4% overall exclusive of positive foreign currency effects, results in individual countries in Europe varied, with some countries up substantially over the corresponding periods in 1994 and other countries experiencing declines period over period.

   The Corporation's Consumer businesses in other geographic regions experienced an 11% increase in existing unit volume for the three-month and six-month periods ended July 2, 1995, over the corresponding 1994 periods. While economic turmoil caused by the monetary crisis negatively affected sales in Mexico for all of 1995 and a softening of sales occurred during the second quarter of 1995 in certain other businesses, strong revenue growth over 1994 levels was experienced in certain of the Corporation's Consumer businesses, particularly in Brazil, during the three and six months ended July 2, 1995.

   Excluding the significant positive effect of changes in foreign currencies, revenues in the Commercial segment for the three months and six months ended July 2, 1995, were 8% and 14% higher than the corresponding periods in 1994. These revenue increases were the result of good performances by both the fastening systems business and the glass-container making equipment business.

   Excluding the effects of the RSI business sold in March 1995, PRC's total revenues increased by 3% for the quarter ended July 2, 1995, compared to the same period last year and decreased by 1% for the six months ended July 2, 1995, compared to the same period in 1994. The increase in revenues for the second quarter of 1995 was attributable to strong sales under PRC's Super-Minicomputer Procurement (SMP) contract, which was up by more than 50% over the corresponding quarter in 1994, partially offset by results of PRC's Environmental Management Group where the slow start-up of a major new contract resulted in a revenue decrease compared to the prior year. The slight decrease in revenues for the six-month period ended July 2, 1995, compared to the comparable period in 1994 was reflective of the lower level of sales under the SMP contract for the first quarter of 1995 compared to the first quarter of 1994. For the six months ended July 2, 1995, sales under the SMP contract exceeded the 1994 level.

Earnings

Operating income for the second quarter of 1995 increased 20% to $101.2 million compared to $84.3 million in the second quarter of 1994. Operating income for the first half of 1995 increased 25% to $189.9 million compared to $152.1 million in the first half of 1994. Operating income as a percentage of revenues for the three-month and six-month periods ended July 2, 1995, was 7.6% and 7.5%, respectively, compared to 6.9% and 6.6% for the corresponding periods in 1994. The higher operating income levels for the three-month and six-month periods ended July 2, 1995, resulted from improvements in a number of the Corporation's businesses, including the power tools business, the fastening systems business, the glass container-making equipment business and, in particular, the household products business, which were partially offset by operating income declines in the plumbing products business as a result of lower sales in 1995. Excluding the effects of the sold RSI business, operating income as a percentage of sales at PRC was up slightly during the three and six months ended July 2, 1995, compared to the corresponding periods in 1994.

   Gross margin on product sales as a percentage of revenues for the three-month and six-month periods ended July 2, 1995, was 36.9% and 37.0%, respectively, compared to 36.6% and 36.4% for the comparable periods of 1994. These improvements resulted primarily from increased manufacturing productivity, the implementation of cost reduction initiatives, and the leveraging of fixed and semi-fixed costs over a higher sales base, partially offset by commodity price pressures.

   Excluding the effects of the RSI business sold in March 1995, PRC's gross margin as a percentage of revenues for the three-month and six-month periods was 22.9% and 23.3%, respectively, compared to 23.5% and 23.7% for the comparable periods last year. The margin erosion experienced by PRC during the quarter and six months ended July 2, 1995, was primarily the result of higher sales during those periods than in 1994 under the SMP contract, which has a dilutive effect on margin during its early stages.

   Marketing and administrative expenses as a percentage of total revenues for the three-month and six-month periods ended July 2, 1995, were 27.3% and 27.5%, respectively, compared to 27.6% and 27.7% for the comparable periods of last year.

   Net interest expense (interest expense less interest income) for the three-month and six-month periods ended July 2, 1995, of $47.4 million and $94.2 million, respectively, approximated the levels of the comparable periods in 1994 as higher interest rates in 1995 were offset by lower average borrowing levels during 1995.

   The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the six-month period ended July 2, 1995, the Corporation decreased its portfolio by the net reduction of $250.0 million notional principal amount of interest rate hedges. This net reduction consisted of the following (in millions of dollars of notional principal amounts):

                                                                      Less:
                                                                      Maturities
                                                       Plus:          and Early
                              Outstanding at           New            Termina-         Outstanding at
                              December 31, 1994        Hedges         tions            July 2, 1995
Interest rate swaps:
  Fixed to variable rates              $850.0          $100.0         $(250.0)           $700.0
  Variable to fixed rates               750.0           150.0         $(400.0)            500.0
  Rate basis swaps                      200.0            50.0                             250.0
  U.S. rates to
    foreign rates                       175.0                                             175.0

Interest rate caps purchased            100.0           100.0                             200.0

Deferred gains and losses on the early termination of interest rate swaps as of July 2, 1995, were not significant. The net reduction of the Corporation's interest rate hedge portfolio during the six-month period ended July 2, 1995, coupled with the issuance of fixed rate debt during the first quarter of 1995, had the effect of reducing the Corporation's variable rate debt to total debt ratio from 34% at December 31, 1994, to 30% at July 2, 1995.

   Other expense for the three-month and six-month periods ended
July 2, 1995 and July 3, 1994, primarily includes the discount on the sale of receivables, and, for the six months ended July 2, 1995, is partially offset by the gain on the sale of RSI.

   The Corporation's effective tax rate for the three-month and six-month periods ended July 2, 1995, was 30% and 35%, respectively, compared to 33% for the three-month and six-month periods ended July 3, 1994. The higher rate for the six months ended July 2, 1995, as compared to the three months then ended was a result of the sale of RSI during the first quarter of 1995. Tax expense recognized as a result of the sale of RSI offset the pre-tax gain recognized on the sale during the first quarter of 1995. Excluding the effects of the RSI sale, the lower rate for 1995 as compared to 1994 was the result of a change in the mix of the Corporation's operating income from subsidiaries in higher rate tax jurisdictions to those in lower rate tax jurisdictions or to those that benefit from the utilization of net operating loss carryforwards.

FINANCIAL CONDITION

Cash flow from operating activities for the six months ended July 2, 1995, used cash of $19.2 million compared to cash generation of $22.7 million for the first six months of 1994. The increased net income level during the six-month period ended July 2, 1995, over the corresponding period in 1994, was more than offset by higher working capital requirements due to increased inventory levels to support the Corporation's global repositioning of its consumer power tools and to the timing of various accruals and expense payments.

   Investing activities for the six months ended July 2, 1995, used cash of $3.7 million compared to $75.8 million last year. The improvement in cash flow from investing activities is attributable to the receipt of approximately $60 million in proceeds from the sale of the Corporation's RSI business in March 1995.

   Financing activities generated cash of $78.7 million for the six months ended July 2, 1995, compared to cash generated of $55.3 million in the first six months of 1994. During the first six months of 1995, the Corporation issued $85.0 million of Medium Term Notes under its shelf registration statement and increased its short-term borrowings by $20.0 million. At July 2, 1995, average debt maturity was 4.5 years compared to 4.9 years at December 31, 1994.

   In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the six months ended July 2, 1995, the Corporation experienced negative free cash flow of $77.1 million compared to negative free cash flow of $16.9 million for the corresponding period in 1994. This $60.2 million decrease in free cash flow during the first six months of 1995 over 1994 was primarily the result of increased working capital levels as a result of higher inventories required in connection with the Corporation's global repositioning of its consumer power tools and the timing of certain accruals and expense payments as well as the timing of capital expenditures. (The Corporation's calculation of free cash flows includes capital expenditures financed by directly related debt, such as its newly completed distribution facility in South Carolina, while such expenditures are excluded from capital expenditures in the Consolidated Statement of Cash Flows since they represent non-cash items.)

   The Credit Facility includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios. The Corporation's leverage ratio during the term of the Credit Facility may not exceed 2.2 at the end of any fiscal quarter. The cash flow coverage ratio, calculated as of the end of each fiscal quarter, must exceed 2.5 for any 12-month period. As of July 2, 1995, the Corporation was in compliance with all covenants and provisions of the Credit Facility, with a leverage ratio of 1.61 and cash flow coverage ratio of 3.39.


                                     THE BLACK & DECKER CORPORATION





PART II - OTHER INFORMATION


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

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, in respect of certain groundwater contamination at the Corporation's facility in Hampstead, Maryland. The Corporation has entered into a consent order with the Maryland Department of the Environment under the terms of which the Corporation will continue groundwater treatment, conduct soil remediation activities and engage in certain additional investigations. The Maryland Department of the Environment is overseeing the remediation activities at this site under a pilot program with the United States Environmental Protection Agency.

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report of Form 10-K for the year ended December 31, 1994, in respect of the suit filed by the owners of a farm that is adjacent to the Corporation's Hampstead, Maryland facility. In response to the Corporation's filing of a motion to dismiss all of the claims brought by plaintiffs in this case, the Court issued an order dismissing all of the claims except one claim under the Federal Resource Conservation and Recovery Act.

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, in respect of claims brought by the Attorney General of the State of California against the Corporation's Price Pfister subsidiary to the effect that lead which leaches from faucets constitutes a prohibited discharge of lead into water or onto or into land where lead will pass or is at least likely to pass into a source of drinking water. During the quarter ended July 2, 1995, the Court of Appeal of the State of California affirmed the decision of the trial court in rejecting the Attorney General's claim and in concluding that lead which leaches from faucets is not a prohibited discharge of lead into a "source of drinking water" under California's Proposition 65. Subsequent to this decision, the Natural Resources Defense Council and the Environmental Law Foundation as well as a number of other environmental interest groups filed motions with the Court requesting leave to intervene in this matter for purposes of appealing the decision of the Court of Appeal to the California Supreme Court. The Court granted these motions and it is anticipated that an appeal to the decision will be taken.

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report of Form 10-K for the year ended December 31, 1994, in respect of claims submitted by the Corporation's Emhart Corporation subsidiary against several of its insurance carriers regarding costs incurred with respect to the clean-up of hazardous wastes. Emhart now has finalized the settlement of all of these claims with its various insurance carriers.

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report of Form 10-K for the year ended December 31, 1994, in respect of claims made by the successor to Orkem S.A. concerning the Corporation's obligations to indemnify the successor for certain environmental liabilities associated with the Corporation's former Bostik chemical adhesives business. Although the Corporation and the successor have not resolved the disputes with respect to all of the claims, to date the Corporation has paid claims totalling approximately $1.2 million.

   The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

   As of July 2, 1995, the Corporation has no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

   Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

Item 6               Exhibits and Reports on Form 8-K

Exhibit No.                  Description

10                The Black & Decker Supplemental Executive Retirement
                  Plan, as amended.

11                Computation of Earnings Per Share.

12                Computation of Ratios.

27                Financial Data Schedule.

99                Computation of Leverage and Cash Flow Coverage Ratios.

The Corporation did not file any reports on Form 8-K during the three-month period ended July 2, 1995.

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


                                     THE BLACK & DECKER CORPORATION





                                     By           THOMAS M. SCHOEWE
                                                  Thomas M. Schoewe
                                                  Vice President and
                                                  Chief Financial Officer




                                     Principal Accounting Officer



                                     By           STEPHEN F. REEVES
                                                  Stephen F. Reeves
                                                  Corporate Controller










Date:  August 4, 1995