Form 10-Q
period 1995-10-01
BLACK & DECKER CORP
filed 1995-11-09
CIK 12355

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549

                                          FORM 10-Q

                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended                             Commission File Number
   October 1, 1995                                      1-1553

                     THE BLACK & DECKER CORPORATION
                   (Exact name of registrant as specified in its charter)


        Maryland                               52-0248090
(State of Incorporation)         (I.R.S. Employer Identification Number)


701 East Joppa Road            Towson, Maryland                    21286
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:       (410) 716-3900


                               Not Applicable
Former Address



Number of shares of common stock outstanding on October 1, 1995:
86,009,753.


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

                                        INDEX - FORM 10-Q

                                         October 1, 1995





                                                                         Page



PART I - FINANCIAL INFORMATION



Consolidated Statement of Earnings - For the Three Months and
  Nine Months Ended October 1, 1995 and October 2, 1994 . . . . .           3


Consolidated Balance Sheet - October 1, 1995
  and December 31, 1994 . . . . . . . . . . . . . . . . . . . . .           4


Consolidated Statement of Cash Flows -
  For the Nine Months Ended October 1, 1995
    and October 2, 1994 . . . . . . . . . . . . . . . . . . . . .           5


Notes to Consolidated Financial Statements  . . . . . . . . . . .           6


Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . .          10


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . .          20


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .          23


                                   CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
                                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                          (Millions Except Per Share Data)



                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                            ---------------------------           ----------------------------
                                            OCTOBER 1,       OCTOBER 2,           OCTOBER 1,        OCTOBER 2,
                                               1995             1994                 1995              1994
                                            ----------       ----------           ----------        ----------
REVENUES
  Product sales                             $  1,168.9       $  1,096.6           $  3,325.7        $  3,006.7
  Information technology
    and services                                 207.9            226.8                579.9             622.4
                                            ----------       ----------           ----------        ----------
TOTAL REVENUES                                 1,376.8          1,323.4              3,905.6           3,629.1

  Cost of revenues
    Products                                     744.8            701.8              2,103.5           1,917.2
    Information technology
      and services                               159.3            174.4                443.9             473.5
  Marketing and administrative
    expenses                                     358.0            355.0              1,053.6             994.1
                                            ----------       ----------           ----------        ----------
Total operating costs and
  expenses                                     1,262.1          1,231.2              3,601.0           3,384.8
                                            ----------       ----------           ----------        ----------
OPERATING INCOME                                 114.7             92.2                304.6             244.3

  Interest expense (net of
    interest income)                              47.7             45.5                141.9             137.2
  Other expense                                    4.9              2.9                  6.9               7.3
                                            ----------       ----------           ----------        ----------
EARNINGS BEFORE INCOME TAXES                      62.1             43.8                155.8              99.8
  Income taxes                                    18.6             14.5                 51.8              32.9
                                            ----------       ----------           ----------        ----------
NET EARNINGS                                $     43.5       $     29.3           $    104.0        $     66.9
                                            ==========       ==========           ==========        ==========
NET EARNINGS APPLICABLE TO
  COMMON SHARES                             $     40.6       $     26.4           $     95.3        $     58.1
                                            ==========       ==========           ==========        ==========
NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
     Primary                                $      .46       $      .31           $     1.09        $      .69
                                            ==========       ==========           ==========        ==========
     Assuming full dilution                 $      .46       $      .31           $     1.08        $      .69
                                            ==========       ==========           ==========        ==========
DIVIDENDS PER COMMON SHARE                  $      .10       $      .10           $      .30        $      .30
                                            ==========       ==========           ==========        ==========
SHARES USED IN COMPUTING NET
  EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
     Primary                                      88.5             84.4                 87.7              84.1
                                            ==========       ==========           ==========        ==========
     Assuming full dilution                       95.1             84.4                 88.2              84.1
                                            ==========       ==========           ==========        ==========



                             See Notes to Consolidated Financial Statements

                                             CONSOLIDATED BALANCE SHEET
                                   THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                     (Millions of Dollars Except Per Share Data)

                                                                OCTOBER 1,                  DECEMBER 31,
                                                                   1995                        1994
                                                               -----------                  ------------
                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                      $    112.1                  $     65.9
Trade accounts receivable                                           902.6                       910.9
Inventories                                                         929.0                       723.0
Other current assets                                                153.1                       133.4
                                                               ----------                  ----------
  TOTAL CURRENT ASSETS                                            2,096.8                     1,833.2
                                                               ----------                  ----------
PROPERTY, PLANT AND EQUIPMENT                                       839.6                       858.1
GOODWILL                                                          2,239.7                     2,293.0
OTHER ASSETS                                                        464.4                       449.4
                                                               ----------                  ----------
                                                               $  5,640.5                  $  5,433.7
                                                               ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                          $    497.5                  $    549.0
Current maturity of long-term debt                                  280.9                       121.1
Trade accounts payable                                              449.6                       405.2
Other accrued liabilities                                           782.2                       804.5
                                                               ----------                  ----------
  TOTAL CURRENT LIABILITIES                                       2,010.2                     1,879.8
                                                               ----------                  ----------
LONG-TERM DEBT                                                    1,677.3                     1,723.2

DEFERRED INCOME TAXES                                                48.8                        45.4

POSTRETIREMENT BENEFITS                                             310.7                       328.2

OTHER LONG-TERM LIABILITIES                                         301.9                       287.7

STOCKHOLDERS' EQUITY
Convertible preferred stock, no par value:
  Outstanding:
  October 1, 1995, and December 31, 1994
    - 150,000 shares                                                150.0                       150.0
Common stock, par value $.50 per share:
  Outstanding:
  October 1, 1995 - 86,009,753 shares
  December 31, 1994 - 84,688,803 shares                              43.0                        42.3
Capital in excess of par value                                    1,075.8                     1,049.1
Retained earnings                                                    94.1                        24.6
Equity adjustment from translation                                  (71.3)                      (96.6)
                                                               ----------                  ----------
TOTAL STOCKHOLDERS' EQUITY                                        1,291.6                     1,169.4
                                                               ----------                  ----------
                                                               $  5,640.5                  $  5,433.7
                                                               ==========                  ==========


                            See Notes to Consolidated Financial Statements

                              CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                               THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                            (Millions of Dollars)
                                                                           NINE MONTHS ENDED
                                                                   ----------------------------------
                                                                    OCTOBER 1,             OCTOBER 2,
                                                                       1995                   1994
                                                                   -----------            -----------
OPERATING ACTIVITIES
Net earnings                                                       $   104.0             $    66.9
Adjustments to reconcile net earnings
  to cash flow from operating activities:
  Non-cash charges and credits:
    Depreciation and amortization                                      167.2                 155.0
    Other                                                               11.5                  (3.5)
  Changes in selected working capital items:
    Trade accounts receivable                                           22.8                 (21.1)
    Inventories                                                       (201.2)               (107.1)
    Trade accounts payable                                              50.2                  67.8
  Other assets and liabilities                                         (58.9)                (23.4)
                                                                   ---------             ---------
  CASH FLOW FROM OPERATING ACTIVITIES
    BEFORE SALE OF RECEIVABLES                                          95.6                 134.6
  Sale of receivables                                                  (48.0)                (23.0)
                                                                   ---------             ---------

  CASH FLOW FROM OPERATING ACTIVITIES                                   47.6                 111.6
                                                                   ---------             ---------
INVESTING ACTIVITIES
Proceeds from disposal of assets and businesses                        106.5                   8.8
Capital expenditures                                                  (130.9)               (114.5)
Cash inflow from hedging activities                                    425.1                 957.4
Cash outflow from hedging activities                                  (420.9)               (995.2)
                                                                   ---------             ---------

  CASH FLOW USED IN INVESTING ACTIVITIES                               (20.2)               (143.5)
                                                                   ---------             ---------

  CASH FLOW BEFORE FINANCING ACTIVITIES                                 27.4                 (31.9)

FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings                       (51.2)                347.7
Proceeds from long-term debt
  (including revolving credit facility)                                234.5               1,072.7
Payments on long-term debt
  (including revolving credit facility)                               (148.3)             (1,370.5)
Issuance of equity interest in a subsidiary                                -                   4.3
Issuance of common stock                                                16.7                  10.6
Cash dividends                                                         (34.4)                (34.0)
                                                                   ---------             ---------

  CASH FLOW FROM FINANCING ACTIVITIES                                   17.3                  30.8

Effect of exchange rate changes on cash                                  1.5                   5.7
                                                                   ---------             ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   46.2                   4.6
Cash and cash equivalents at beginning of period                        65.9                  82.0
                                                                   ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   112.1             $    86.6
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

   Operating results for the three-month and nine-month periods ended October 1, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, as amended.

SALE OF RECEIVABLES

At October 1, 1995, under its sale of receivables program, the Corporation had sold $196.0 million of receivables compared to $244.0 million at December 31, 1994. The discount on sale of receivables is included in "Other expense".

SALE OF SUBSIDIARIES

The Corporation sold PRC Realty Systems, Inc. ("RSI") on March 31, 1995, and sold PRC Environmental Management, Inc. ("EMI") on September 15, 1995, for approximately $60 million and $35 million, respectively. RSI and EMI were components of the Corporation's Information Technology and Services segment ("PRC"). The gain on the sale of these businesses is included in "Other expense". The pre-tax gains were substantially offset by tax expense associated with the sales.

   In the aggregate, RSI and EMI represented 2.1% and 3.5% of the Corporation's consolidated revenues for the nine months ended October 1, 1995 and October 2, 1994, respectively. For the quarter ended October 1, 1995 and October 2, 1994, RSI and EMI together represented 1.6% and 3.3% of the Corporation's consolidated revenues, respectively.

INVENTORIES

The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                         October 1,        December 31,
                                                           1995                1994
                                                       ------------        ------------

FIFO Cost
  Raw materials and work-in-process                     $  250.1            $  220.4
  Finished products                                        724.6               543.8
                                                        --------            --------
                                                           974.7               764.2
  Excess of FIFO cost over LIFO
    inventory value                                        (45.7)              (41.2)
                                                        --------            --------
                                                        $  929.0            $  723.0
                                                        ========            ========

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; foreign inventories are valued on the first-in, first-out (FIFO) method.

GOODWILL

Goodwill at the end of each period, in millions of dollars, was as follows:

                                                         October 1,        December 31,
                                                            1995               1994
                                                         ----------        ------------
Goodwill                                                 $2,735.3          $2,735.5
Less accumulated amortization                               495.6             442.5
                                                         --------          --------
                                                         $2,239.7          $2,293.0
                                                         ========          ========

LONG-TERM DEBT

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $878.6 million and $773.8 million were included in the Consolidated Balance Sheet at October 1, 1995, and December 31, 1994, respectively, under the captions short-term borrowings, current maturity of long-term debt, and long-term debt.

On November 9, 1995, Emhart Corporation ("Emhart"), a wholly owned subsidiary of the Corporation, gave notice of redemption of its 9-1/4% sinking fund debentures. The sinking fund debentures are to be redeemed by Emhart on December 18, 1995. Accordingly, current maturity of long-term debt in the accompanying balance sheet as of October 1, 1995, includes $120.5 million with respect to the sinking fund debentures, consisting of $150.0 million principal amount net of related debt discount of $29.5 million.

INTEREST EXPENSE (Net of Interest Income)

Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                           Three Months Ended                 Nine Months Ended
                        -------------------------         --------------------------
                        October 1,     October 2,          October 1,      October 2,
                           1995          1994                 1995            1994
                        ----------     ----------          ----------      ----------
Interest expense        $   49.5        $   47.0           $  147.8        $  142.7
Interest (income)           (1.8)           (1.5)              (5.9)           (5.5)
                        --------        --------           --------        --------
                        $   47.7        $   45.5           $  141.9        $  137.2
                        ========        ========           ========        ========


NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Primary earnings per common and common equivalent share for each period presented are computed by dividing net earnings applicable to common shares, which are after preferred dividends, by the weighted average number of common shares outstanding plus, for the three- and nine-month periods ended October 1, 1995, the incremental shares that would be outstanding under certain employee benefit plans and assuming the exercise of dilutive stock options. For the three- and nine-month periods ended October 2, 1994, those incremental shares were immaterial and, accordingly, were not considered in the calculation of primary earnings per share.

   Preferred dividends were $2.9 million and $8.7 million for the three- and nine-month periods ended October 1, 1995, respectively, and $2.9 million and $8.8 million for the three- and nine-month periods ended October 2, 1994, respectively.

   Fully diluted earnings per share for the quarter ended October 1, 1995, are computed by dividing net earnings by the weighted average number of common shares outstanding plus the incremental shares that would be outstanding under certain employee benefit plans and assuming exercise of dilutive stock options and conversion of the preferred shares.

   For the nine-month periods ended October 1, 1995 and October 2, 1994 and for the quarter ended October 2, 1994, conversion of the preferred shares is anti-dilutive and is, therefore, not considered in the computation of fully diluted earnings per share. Fully diluted earnings per share for the nine months ended October 1, 1995 and for the three and nine months ended October 2, 1994, are computed by dividing net earnings applicable to common shares, which are after preferred stock dividends, by the weighted average number of common shares outstanding plus, for the nine months ended October 1, 1995, the incremental shares that would be outstanding under certain employee benefit plans and assuming exercise of dilutive stock options. For the three- and nine-month periods ended October 2, 1994, those incremental shares were immaterial and, accordingly, were not considered in the calculation of fully diluted earnings per share.

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Net earnings for the three months ended October 1, 1995, increased 48% to $43.5 million compared to $29.3 million for the same quarter last year. Earnings per common share increased 48% to $.46 for the third quarter of 1995 on both a primary and a fully diluted basis, compared to $.31 in the same quarter last year. For the first nine months of 1995, net earnings were $104.0 million compared to $66.9 million for the first nine months of 1994. Earnings per common share for the nine-month period ended October 1, 1995, were $1.09 on a primary basis and $1.08 on a fully diluted basis compared to $.69 and $.69, respectively, for the same period in 1994.


RESULTS OF OPERATIONS

Revenues

The following chart sets forth an analysis of changes in revenues for the three-month and nine-month periods ended
October 1, 1995, and October 2, 1994:

_______________________________________________________________________________________________
 Analysis of Changes in Revenues (in Millions of Dollars)
 --------------------------------------------------------

 Consolidated                  Three Months Ended             Nine Months Ended
 ------------                -----------------------       -----------------------
                             October 1,   October 2,       October 1,   October 2,
                                1995         1994             1995         1994
                             ----------   ----------       ----------   ----------
 Total revenues             $1,376.8      $1,323.4         $3,905.6     $3,629.1
 Unit volume - Existing (1)        3 %          12 %              5 %          8 %
             - Disposed (2)       (2)%          (3)%             (1)%         (3)%
 Price                             1 %           1 %              1 %          1 %
 Currency                          2 %           1 %              3 %         (1)%
                            --------      --------         --------     --------
 Change in total revenues          4 %          11 %              8 %          5 %
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

  The following chart sets forth an analysis of the change in revenues for the three months and nine months ended October 1, 1995, compared to the three months and nine months ended October 2, 1994, by geographic area for each business segment.

                              THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                                    THREE AND NINE MONTHS ENDED OCTOBER 1, 1995
                                          ANALYSIS OF CHANGES IN REVENUES
                                             (in Millions of Dollars)

                         United States            Europe               Other                 Total
                      ------------------   -------------------  ------------------    ------------------
                       3 MOS     9 MOS      3 MOS      9 MOS     3 MOS     9 MOS       3 MOS     9 MOS
                      --------  --------   --------   --------  --------  --------    --------  --------
Consumer
--------
Total Revenues        $  583.1  $1,545.6   $  275.2   $  874.1  $  148.9  $  404.4    $1,007.2  $2,824.1
                      --------  --------   --------   --------  --------  --------    --------  --------

Unit Volume - Existing     1 %       5 %        9 %        6 %      (5)%       5 %         2 %        5 %
            - Disposed     - %       - %        - %        - %       - %       - %         - %        - %

Price                      1 %       1 %        - %        - %       5 %       4 %         1 %        1 %
Currency                   - %       - %        9 %       11 %      (4)%      (4)%         2 %        3 %
                          --        --         --         --        --        --          --         --
                           2 %       6 %       18 %       17 %      (4)%       5 %         5 %        9 %
                          --        --         --         --        --        --          --         --
______________________________________________________________________________________________________________
Commercial
----------
Total Revenues        $   59.8  $  192.6   $   70.7   $  216.1  $   31.2  $   92.9    $  161.7  $  501.6
                      --------  --------   --------   --------  --------  --------    --------  --------

Unit Volume - Existing     2 %       2 %       35 %       28 %       3 %      13 %        14 %      13 %
            - Disposed     - %       - %        - %        - %       - %       - %         - %       - %

Price                      1 %       1 %        1 %        1 %      (1)%       - %         1 %       1 %
Currency                   - %       - %       11 %       15 %       7 %      12 %         5 %       8 %
                          --        --         --         --        --        --          --        --

                           3 %       3 %       47 %       44 %       9 %      25 %        20 %      22 %
                          --        --         --         --        --        --          --        --
______________________________________________________________________________________________________________

PRC
---
Total Revenues        $  207.9  $  579.9   $    -     $    -    $    -    $    -      $  207.9  $  579.9
                      --------  --------   --------   --------  --------  --------    --------  --------

Unit Volume - Existing     2 %       - %        - %        - %       - %       - %         2 %       - %
              Disposed   (10)%      (7)%        - %        - %       - %       - %       (10)%      (7)%
                          --        --         --         --        --        --          --        --
                          (8)%      (7)%        - %        - %       - %       - %        (8)%      (7)%
                          --        --         --         --        --        --          --        --
______________________________________________________________________________________________________________
Consolidated
------------
Total Revenues        $  850.8  $2,318.1   $  345.9   $1,090.2  $  180.1  $  497.3    $1,376.8  $3,905.6
                      --------  --------   --------   --------  --------  --------    --------  --------

Unit Volume - Existing     1 %       3 %       14 %       10 %      (4)%       6 %         3 %       5 %
            - Disposed    (3)%      (2)%        - %        - %       - %       - %        (2)%      (1)%

Price                      1 %       1 %        - %        - %       4 %       3 %         1 %       1 %
Currency                   - %       - %        9 %       12 %      (2)%      (1)%         2 %       3 %
                          --        --         --         --        --        --           --       --
Change in Total Revenues  (1)%       2 %       23 %       22 %      (2)%       8 %         4 %       8 %
                          --        --         --         --        --        --           --       --
______________________________________________________________________________________________________________

Existing unit volume grew by 3% and 5% for the three-month and nine-month periods ended October 1, 1995, respectively, over prior year levels. The effects of a weaker United States dollar compared to most major foreign currencies accounted for 2% and 3% of the increase in revenues for the three- and nine-month periods ended October 1, 1995, respectively, over the comparable periods in 1994. Pricing actions modestly improved revenue comparisons for the quarter and nine months ended October 1, 1995, compared
to the corresponding periods in 1994.   The sale of the
Corporation's RSI business in March 1995 and EMI business in September 1995 resulted in a decrease in unit volume of 2% and 1% for the three- and nine-month periods ended October 1, 1995, respectively, as compared to 1994. RSI and EMI were components of PRC, the Corporation's Information Technology and Services segment.

   Existing unit volume in the Consumer segment increased by 2% and 5% for the three-month and nine-month periods ended October
1, 1995, respectively, as compared to the same periods last year.

   Revenues in the Corporation's Consumer businesses in the United States grew by 2% and 6% for the three-month and nine-month periods ended October 1, 1995, respectively, over 1994 levels. In the domestic power tools and accessories business, sales of consumer products, spurred by the introduction of the cordless VersaPak line, contributed to good revenue growth for the three months ended October 1, 1995, compared to the corresponding quarter in 1994. For the nine months ended October 1, 1995, revenues in the domestic power tools and accessories business were well ahead of prior year levels due largely to the continued success during 1995 of the DeWalt professional power tools line, coupled with the introduction of the VersaPak line. Despite continued strong sales of the SnakeLight flexible flashlight, a revenue decline was experienced during the third quarter of 1995 over the prior year level in the Corporation's domestic household products business as the business continued the efforts it began earlier in the year to exit certain of its lower margin product lines if it were unable to improve profitability. For the nine months ended October 1, 1995, revenues in the domestic household products business continued to be strongly ahead of the prior year level, primarily on the strength of 1995 SnakeLight sales. The Corporation's domestic security hardware business experienced moderate sales growth for the three-month and nine-month periods ended October 1, 1995, over prior year levels. Revenues in the Corporation's plumbing products business during the quarter ended October 1, 1995, showed a modest increase over prior year levels, partially reversing the revenue declines experienced in the first half of 1995 when poor weather-related building conditions in the western United States and the resulting soft demand in professional distribution channels caused a substantial decrease in revenues over 1995 levels. Soft demand in these professional distribution channels, however, continued in the third quarter of 1995. Despite improvements during the third quarter of 1995, revenues in the plumbing products business for the nine months ended October 1, 1995, continued below 1994 levels.

   Excluding the substantial positive effect of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Europe increased during the quarter and nine months ended October 1, 1995, by 9% and 6%, respectively, over the comparable periods in 1994. For the quarter ended October 1, 1995, revenue increases over prior year levels were experienced across all major markets, as the Corporation benefitted from the sell-in of its relaunched consumer power tools line, and from the security hardware business. While the European Consumer businesses were up 6% for the nine months ended October 1, 1995, exclusive of positive foreign currency effects, results in individual countries in Europe varied, with some countries up substantially over the corresponding period in 1994 and other countries experiencing declines period over period.

   The Corporation's Consumer businesses in other geographic regions experienced a 5% decrease in existing unit volume, offset by a 5% increase in price, for the three-month period ended October 1, 1995, over the same quarter in 1994. For the nine months ended October 1, 1995, those businesses experienced a 5% increase in existing unit volume and a 4% increase in price over the corresponding period in 1995. Economic turmoil caused by the monetary crisis negatively affected sales in Mexico for all of
1995.   In the Canadian household products business, actions
taken by the Corporation to improve profitability or exit certain low margin product lines caused a sales decline in the third quarter of 1995 over the prior year. While sales declines occurred during the third quarter of 1995 in certain other businesses, including the Far East and Australia, strong revenue growth continued in other areas, most notably Brazil.

   Excluding the significant positive effect of changes in foreign currencies, revenues in the Commercial segment for the three months and nine months ended October 1, 1995, were 15% and 14% higher than the corresponding periods in 1994. The increased revenue levels experienced during the third quarter of 1995 were driven by strong revenue growth in the glass-container making equipment business, particularly in Europe.

   Excluding the effects of the RSI business sold in March 1995 and the EMI business sold in September 1995, PRC's total revenues increased by 2% for the quarter ended October 1, 1995, compared to the same period last year and, for the nine months ended October 1, 1995, approximated the 1994 level. The increase in revenues for the third quarter of 1995 was attributable to increased sales under PRC's Super-Minicomputer Procurement (SMP) contract and under several other large contracts.

Earnings

Operating income for the third quarter of 1995 increased 24% to $114.7 million compared to $92.2 million in the third quarter of 1994. Operating income for the first nine months of 1995 increased 25% to $304.6 million compared to $244.3 million in the first nine months of 1994. Operating income as a percentage of revenues for the three-month and nine-month periods ended October 1, 1995, was 8.3% and 7.8%, respectively, compared to 7.0% and 6.7% for the corresponding periods in 1994. The higher operating income levels for the three-month and nine-month periods ended October 1, 1995, resulted from improvements in a number of the Corporation's businesses, including the power tools business, the fastening systems business, the glass container-making equipment business and, in particular, the household products business, which were partially offset by operating income declines in the plumbing products business as a result of lower sales in the first half of 1995.

   Excluding the effects of the sold RSI and EMI businesses, operating income as a percentage of sales at PRC for the three and nine months ended October 1, 1995, was 5.2% and 4.3%, respectively, compared to 3.3% and 3.0% for the corresponding periods in 1994. The higher operating income levels for the three and nine months ended October 1, 1995, was the result of improved profitability on several large contracts during the third quarter of 1995 as well as tight controls on administrative expenses during 1995.

   Gross margin on product sales as a percentage of revenues for the three-month and nine-month periods ended October 1, 1995, was 36.3% and 36.8%, respectively, compared to 36.0% and 36.2% for the comparable periods of 1994. These improvements resulted primarily from increased manufacturing productivity and the implementation of cost reduction initiatives, partially offset by commodity price pressures.

   Excluding the effects of the RSI and EMI businesses sold during 1995, PRC's gross margin as a percentage of revenues for the three-month and nine-month periods ended October 1, 1995, was 23.6% and 23.6%, respectively, compared to 22.9% and 23.6% for the comparable periods last year.

   Marketing and administrative expenses as a percentage of total revenues for the three-month and nine-month periods ended October
1, 1995, were 26.0% and 27.0%, respectively, compared to 26.8% and 27.4% for the comparable periods of last year.

   Net interest expense (interest expense less interest income) for the three-month and nine-month periods ended October 1, 1995, of $47.7 million and $141.9 million, respectively, was slightly above levels experienced in the comparable periods in 1994 as higher interest rates in 1995 were substantially offset by lower average borrowing levels during 1995.

   The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the nine-month period ended October 1, 1995, the Corporation decreased its portfolio by the net reduction of $400.0 million notional principal amount of interest rate hedges. This net reduction consisted of the following (in millions of dollars of notional principal amounts):

                                                          Less:
                                                          Maturities
                                             Plus:        and Early
                        Outstanding at       New          Termina-       Outstanding at
                        December 31, 1994    Hedges       tions          October 1, 1995
Interest rate swaps:
Fixed to variable rates        $850.0        $100.0       $(250.0)        $700.0
Variable to fixed rates         750.0         150.0        (450.0)         450.0
Rate basis swaps                200.0          50.0         (50.0)         200.0
U.S. rates to
  foreign rates                 175.0                                      175.0

Interest rate caps purchased    100.0         100.0         (50.0)         150.0

Deferred gains and losses on the early termination of interest rate swaps as of October 1, 1995, were not significant. The net reduction of the Corporation's interest rate hedge portfolio during the nine-month period ended October 1, 1995, coupled with the issuance of fixed rate debt during the first quarter of 1995, had the effect of reducing the Corporation's variable rate debt to total debt ratio from 34% at December 31, 1994, to 33% at October 1, 1995.

   On November 9, 1995, the Corporation's Emhart subsidiary gave notice of redemption of its 9-1/4% sinking fund debentures. The sinking fund debentures are to be redeemed by Emhart on December 18, 1995. Accordingly, current maturity of long-term debt in the accompanying balance sheet as of October 1, 1995, includes $120.5 million with respect to the sinking fund debentures, consisting of $150.0 million principal amount net of related debt discount of $29.5 million. As a result of the announced early redemption, the Corporation expects to recognize an extraordinary loss on extinguishment of debt of approximately $30.0 million during the fourth quarter of 1995. The estimated extraordinary loss consists primarily of the write-off of the debt discount plus premiums and costs associated with the redemption, net of applicable income taxes. The Corporation will finance Emhart's redemption of the sinking fund debentures through internally generated cash and proceeds from the previously announced and completed sales of PRC's RSI and EMI businesses.

   The Corporation's effective tax rate for the three-month and nine-month periods ended October 1, 1995, was 30% and 33%, respectively, compared to 33% for the three-month and nine-month periods ended October 2, 1994. The higher effective tax rate for the nine months ended October 1, 1995, as compared to the three months then ended was a result of the sale of RSI during the first quarter of 1995. Tax expense recognized as a result of the sale of RSI offset the pre-tax gain recognized on the sale during the first quarter of 1995. Tax expense recognized as a result of the sale of EMI was not significant. Excluding the effects of the RSI sale, the lower rate for 1995 as compared to 1994 was the result of a change in the mix of the Corporation's operating income from subsidiaries in higher rate tax jurisdictions to those in lower rate tax jurisdictions or to those that benefit from the utilization of net operating loss carryforwards.

   As more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, based on taxable earnings (losses) history over the past several years and the volatility of comprehensive taxable earnings (losses) in the United States due to foreign exchange contracts, a full valuation allowance was considered necessary on net tax assets in the United States. In addition, a full valuation allowance on net tax assets in certain foreign taxing jurisdictions was considered necessary based on the history of taxable earnings (losses), the tax carryforward periods, and projected earnings. During the fourth quarter of 1995, the Corporation will reevaluate the necessity for full valuation allowances in the United States and certain foreign tax jurisdictions. Depending on comprehensive taxable earnings in the United States and certain foreign taxing jurisdictions during the fourth quarter of 1995, the Corporation's tax valuation allowance may be reduced by the end of 1995.

FINANCIAL CONDITION

Cash flow from operating activities before the sale of receivables for the nine months ended October 1, 1995, provided cash of $95.6 million compared to cash generation of $134.6 million for the first nine months of 1994. Higher working capital requirements, primarily as a result of increased inventory levels, were partially offset by improved net earnings.
Inventory levels at October 1, 1995, were, in part, higher than prior year levels in support of the Corporation's new product launches into various markets and in response to recent plant rationalizations in Europe and the United States.

   Investing activities for the nine months ended October 1, 1995, used cash of $20.2 million compared to $143.5 million last year. The improvement in cash flow from investing activities is primarily attributable to the receipt of approximately $95 million in proceeds from the sales of the Corporation's RSI and EMI businesses and to the effects of the Corporation's hedging of a portion of its net investment in subsidiaries located outside the United States. During the nine months ended October 1, 1995, these hedging activities resulted in a net cash inflow of $4.2 million as compared to a net cash outflow of $37.8 million for the corresponding period in 1994.

   As more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, the Corporation has historically hedged a portion of its net investment in
foreign subsidiaries.    In the third quarter of 1995, the
Corporation decided to limit the future hedging of its net investment in foreign subsidiaries. This action may increase the volatility of reported equity in the future but will result in more predictable cash flows from hedging activities.

   Financing activities generated cash of $17.3 million for the nine months ended October 1, 1995, compared to cash generated of $30.8 million in the first nine months of 1994. During the first nine months of 1995, the Corporation issued $85.0 million of Medium Term Notes under its shelf registration statement and decreased its short-term borrowings by $51.2 million. At October 1, 1995, average debt maturity was 4.0 years compared to 4.9 years at December 31, 1994.

   In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the nine months ended October 1, 1995, the Corporation experienced negative free cash flow of $80.4 million compared to negative free cash flow of $33.1 million for the corresponding period in 1994. This $47.3 million decrease in free cash flow during the first nine months of 1995 over 1994 was primarily the result of increased working capital levels as a result of higher inventories required in connection with the Corporation's new product introductions and plant rationalizations, partially offset by improved net earnings, as well as the timing of capital expenditures.

   The Credit Facility includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios. The Corporation's leverage ratio during the term of the Credit Facility may not exceed 2.2 at the end of any fiscal quarter. The cash flow coverage ratio, calculated as of the end of each fiscal quarter, must exceed 2.5 for any 12-month period. As of October 1, 1995, the Corporation was in compliance with all covenants and provisions of the Credit Facility, with a leverage ratio of 1.55 and cash flow coverage ratio of 3.49.

                                   THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

Item 1    Legal Proceedings

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates an estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

   The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involves sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation is required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and to the discussion in Item 1 of Part II of the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995, in respect of the suit filed by the owners of a farm that is adjacent to the Corporation's Hampstead, Maryland facility. Plaintiffs in this matter have filed a motion seeking leave to amend their complaint and have requested the right to reallege two claims previously dismissed. The Court has not yet ruled on that motion.

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and to the discussion in Item 1 of Part II of the Corporation's Quarterly Report on Form 10-Q for the three months ended July 2, 1995, in respect of claims brought by the Attorney General of the State of California against the Corporation's Price Pfister subsidiary to the effect that lead which leaches from faucets constitutes a prohibited discharge of lead under California's Proposition 65. Subsequent to the end of the quarter ended July 2, 1995, the Attorney General of the State of California filed a petition for review with the Supreme Court of the State of California of the decision of the Court of Appeal of the State of California upholding the trial court's decision rejecting the Attorney General's claim and concluding that lead which leaches from faucets is not a prohibited discharge of lead into a "source of drinking water." The Attorney General's petition for review has been granted. Motions filed by the Natural Resources Defense Council ("NRDC") and the Environmental Law Foundation ("ELF") to intervene in the petition for review were denied by the Supreme Court.

   A number of Price Pfister's codefendants in the pending cases have settled the claims against them. Although Price Pfister has discussed the possibility of settling this matter, there can be no assurance that discussions with the plaintiffs will continue or result in a settlement of the pending claims. Pending the results of those discussions, Price Pfister intends to defend the Attorney General's appeal vigorously. At this time, it is not anticipated that a hearing before the Supreme Court would occur before late 1996 or early 1997. Price Pfister anticipates that it will file motions with the trial courts before which the suits by the Attorney General, the NRDC and the ELF are pending seeking to postpone the trials in these matters until the Supreme Court has issued its opinion on the Attorney General's appeal.

   Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, and to the discussion in Item 1 of Part II of the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995, in respect of claims made by the successor to Orkem S.A. concerning the Corporation's obligations to indemnify the successor for certain environmental liabilities associated with the Corporation's former Bostik chemical adhesive business. The Corporation and the successor have resolved the existing disputes with respect to the environmental liability claims, and the Corporation has paid claims totalling approximately $1.5 million.

   The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

   As of October 1, 1995, the Corporation has no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

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

11                   Computation of Earnings Per Share.

12                   Computation of Ratios.

27                   Financial Data Schedule.

99                   Computation of Leverage and Cash Flow Coverage Ratios.

The Corporation did not file any reports on Form 8-K during the three-month period ended October 1, 1995.

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










Date:  November 9, 1995