Form 10-K
period 1995-12-31
BLACK & DECKER CORP
filed 1996-02-29
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
   December 31, 1995                                        1-1553



                         THE BLACK & DECKER CORPORATION
             (Exact name of registrant as specified in its charter)

       Maryland                                       52-0248090
 (State of Incorporation)               (I.R.S. Employer Identification Number)
    Towson, Maryland                                     21286
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:               410-716-3900

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on which
        Title of each class                       registered
Common Stock, par value $.50 per share          New York Stock Exchange
                                                Pacific  Stock Exchange
Preferred Share Purchase Rights                 New York Stock Exchange
                                                Pacific  Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1996 was $2,844,170,036.

The number of shares of Common Stock outstanding as of February 20, 1996 was 87,010,938.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.



                                     PART I

ITEM 1.  BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS
      The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a global marketer and manufacturer of quality products used in and around the home and for commercial applications. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
           The Corporation is the world's leading producer of power tools, power tool accessories and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The household products business is the North American leader and is among the major global competitors in the small electric household appliance industry. The Corporation is the worldwide leader in the manufacturing of steel golf club shafts and glass container-making equipment and is the largest global supplier of engineered fastening systems to the markets it serves. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.
           The Corporation's unsecured revolving credit facility (the Credit Facility) provides that the interest rate margin over the London Interbank Offered Rate (LIBOR) declines as the Corporation's leverage ratio improves. Borrowings under the Credit Facility were at LIBOR plus .4375% at December 31, 1994. Due to improvements in the Corporation's leverage ratio, the borrowing rate under the Credit Facility declined by .1125%, effective January 1, 1995, to LIBOR plus .325% and declined by .075%, effective January 1, 1996, to LIBOR plus .25%. The interest rate margin over LIBOR, which cannot exceed .4375%, is determined quarterly based upon the leverage ratio at that time.
           During 1994, the Corporation filed a shelf registration statement with the Securities and Exchange Commission to issue up to $500 million of debt securities, which may consist of debentures, notes or other unsecured evidences of indebtedness (the Medium Term Notes). During 1994, the Corporation issued $151.8 million aggregate principal amount of Medium Term Notes under this shelf registration statement. During 1995, the Corporation issued an additional $85.0 million aggregate principal amount of Medium Term Notes. For additional information about the shelf registration statement, see Note 9 of Notes to Consolidated Financial Statements, included in Item 8 of Part II of this report.
           During 1995, the Corporation sold PRC Realty Systems, Inc. (RSI) and PRC Environmental Management, Inc. (EMI) for aggregate proceeds of approximately $100 million. On December 13, 1995, the Corporation announced that it had signed a definitive agreement to sell PRC Inc., to Litton Industries, Inc., for approximately $425 million. Together, PRC Inc., RSI and EMI comprised the Corporation's information technology and services (PRC) segment. On February 16, 1996, the Corporation completed the sale of PRC Inc. For additional information about the discontinued PRC segment, see the discussion under the caption "Discontinued Operations" and Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(b)   DISCONTINUED OPERATIONS
      On December 13, 1995, the Corporation announced that it had signed a definitive agreement to sell PRC Inc., the remaining business in its information technology and services (PRC)segment, for $425.0 million. The sale of PRC Inc. was completed on February 16, 1996. Proceeds from the sale were used to reduce debt. A net gain on the sale of PRC Inc. of approximately $80.0 to $90.0 million will be recognized in the first quarter of 1996. For additional information with respect to the pro forma effects of the consummation of the sale of PRC Inc. on the Corporation's financial position as of December 31, 1995, and the pro forma effects of the sales of PRC Inc., RSI, and EMI on the Corporation's earnings from continuing operations for the year then ended, see the unaudited pro forma financial information included in Item 14(d) of Part IV of this report.
           The Corporation acquired PRC through its acquisition of Emhart Corporation in April 1989. The sale of PRC will allow the Corporation to reduce its debt level and concentrate on its more strategic businesses.
           Operating results, net assets, and cash flows of the discontinued PRC segment have been reported separately from the continuing operations of the Corporation in the Consolidated Financial Statements included in Item 8 of Part II of this report.
           Net earnings of the discontinued PRC segment were $38.4 million ($.41 per share on a fully diluted basis) in 1995, $37.5 million ($.44 per share on a fully diluted basis) in 1994, and $31.1 million ($.37 per share on a fully diluted basis) in 1993 on revenues of $800.1 million, $883.1 million, and $760.7 million, respectively. The results of the discontinued PRC segment do not reflect any expense for interest allocated by or management fees charged by the Corporation.

(c)   FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

      Unless otherwise indicated, the following discussion of the Corporation's business segments pertains to the continuing operations of the Corporation and excludes any matters in respect of the discontinued PRC segment.

           The Corporation operates in two business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products, including fastening systems and glass container-making equipment. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.
           Revenues from continuing operations by product group within business segments are presented in the following table.

             1995 Revenues by Product Group within Business Segments
                              (Millions of Dollars)

                                                              Year Ended
                                                          December 31, 1995
                                                           Amount        %
                                                           ------   ------
           Consumer and Home Improvement Products
             Power Tools and Product Service ............. $1,826       38%
             Household Products ..........................    846       18
             Security Hardware ...........................    527       11
             Accessories .................................    343        7
             Outdoor Products ............................    321        7
             Plumbing Products ...........................    213        5
                                                           ------   ------
             Total Consumer and Home Improvement Products  $4,076       86%
                                                           ------   ------
           Commercial and Industrial Products ............ $  690       14%
                                                           ------   ------
           Total Revenues ................................ $4,766      100%
                                                           ======   ======

           There is no single class of product within the product groups listed in the above table that represents more than 10% of the Corporation's consolidated revenues from continuing operations.

(d)   NARRATIVE DESCRIPTION OF THE BUSINESS

      Unless otherwise indicated, the following discussion of the business of the Corporation pertains to the continuing operations of the Corporation and excludes any matters in respect of the discontinued PRC segment.

          The following is a brief description of each of the business segments.

      CONSUMER AND HOME IMPROVEMENT PRODUCTS SEGMENT
      The Consumer and Home Improvement Products segment is composed of consumer (home use) and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service. Power tools include both corded and cordless electric portable power tools, such as drills, screwdrivers, saws, sanders, grinders, car care products, Workmate workcenters and related products, and bench and stationary tools. Accessories include accessories and attachments for power tools, and a variety of consumer-use fastening products, including gluing, stapling and riveting products. Household products include a variety of both corded and cordless small electric household appliances, including hand-held vacuums; irons; lighting products; food mixers, processors and choppers; can openers; blenders; coffee makers; kettles; toasters and toaster ovens; wafflebakers; knives; breadmakers; and fans. Security hardware includes both residential and commercial door hardware, including locksets, high security and electronic locks and locking devices, deadbolts, door closers, hinges and exit devices, and master keying systems. Outdoor products include a variety of both corded and cordless electric lawn and garden tools, such as hedge and yard trimmers, lawn mowers and edgers, blower/vacuums, shredders, grass shears, lawnrakers, and related accessories. Outdoor products also include recreational products, which include a variety of steel and composite golf club shafts and specialty tubing. Plumbing products include a variety of conventional and decorative faucets, shower valves, and bath accessories.
           Power tools, household products, electric lawn and garden tools, and related accessories are marketed around the world under the Black & Decker name as well as other trademarks and trade names, including DeWALT, Black & Decker Industry & Construction, Elu, Proline, Macho, TimberWolf,
      Cyclone, Trimcat, Kodiak, Scrugun, Wildcat, Guaranteed Tough, Versa-Clutch, VersaPak, Workmate, ShopBox, Alligator, Air Station, Dustbuster, SnakeLight, Toast-R-Oven, Handy Steamer, HandyChopper, Light 'N Easy, Groom 'N' Edge, Hedge Hog, Vac 'N' Mulch, Reflex, B&D, Piranha, Piranha Pro, Bullet, Pilot-Point, Scorpion Anti-Slip, Master Series, PowerShot, and POP. Security hardware products are marketed under a variety of trademarks and trade names, including Black & Decker, Geo, Kwikset, TITAN, TITAN Commercial Series, Lane, NEMEF, DOM, and Corbin Co. Recreational products are marketed under the trademarks and trade names True Temper, Dynamic, Dynamic Gold, Dynalite, EI-70, Comet, Rocket, True Lite, SensiCore, TT Lite, Release, and others. Plumbing products are marketed under the trademarks and trade names Price Pfister, The Pfabulous Pfaucet With The Pfunny Name, Genesis, Society Brass Collection, Verve, Windsor, Georgetown, Jet Setter, Society Finishes, and others.
           The Corporation's product service program supports its power tools, electric lawn and garden products, and household products businesses. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 1995, there were over 200 such service centers, of which approximately one-half were located in the United States. The remainder were located around the world, primarily in Europe, Mexico, Australia, Canada, and Latin America. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates a reconditioning center in which power tools and household appliances are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
           Most of the Corporation's consumer products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Consumer products sold outside the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.
           The Corporation's product offerings in the Consumer and Home Improvement Products segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some reconditioned power tools and household products are sold through company-operated service centers and factory outlets directly to end users. Certain security hardware products are sold to commercial, institutional, and industrial customers.
           The principal materials used in the manufacturing of products in the Consumer and Home Improvement Products segment are plastics, aluminum, copper, steel, bronze, zinc, brass, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in wire, sheet, bar, and strip stock form.
           The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 1995, the amount of product under commodity hedges was not material to the Corporation.
           As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. China has been granted Most Favored Nation (MFN) status through July 3, 1996, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply in case the MFN status is not extended. Alternative sources of supply are available, or can be developed, for many of these products. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's MFN status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Corporation.
           Principal manufacturing and assembly facilities in the United States are located in Fayetteville and Asheboro, North Carolina; Easton and Hampstead, Maryland; Anaheim and Pacoima, California; Denison, Texas; Amory and Olive Branch, Mississippi; and Bristow, Oklahoma.
           Principal facilities outside the United States are located in Buchlberg and Bruhl, Germany; Molteno and Perugia, Italy; Spennymoor, Meadowfield, and Rotherham, England; Brockville, Canada; Queretaro, Mexico; Jurong Town, Singapore; Kuantan, Malaysia; Newcastle,
      Australia;   and  Apeldoorn,   Netherlands.   For  additional information
      with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           As previously announced, during 1995, the Corporation closed its manufacturing facilities located in Tarboro, North Carolina, and Delemont, Switzerland, and transferred production from those locations to other manufacturing facilities of the Corporation. The Corporation ceased manufactuing at its facility in Santo Andre, Brazil, late in 1995 and will begin to manufacture at a new owned facility in Uberaba, Brazil, in early 1996. Administrative offices remain at the Santo Andre site. These plant actions are part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.
           The Corporation holds various patents and licenses on many of its products and processes in the Consumer and Home Improvement Products segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
           The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
           A significant portion of the Corporation's revenues in the Consumer and Home Improvement Products segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of household products and certain consumer power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment are not generally seasonal in nature but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
           The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, small electric household appliances, electric lawn and garden tools, security hardware, plumbing products, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

      COMMERCIAL AND INDUSTRIAL PRODUCTS SEGMENT
      The Corporation's fastening systems business manufactures an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting and stud welding systems, specialty screws, prevailing torque nuts and assemblies, and insert systems. The fastening systems products are marketed under the trademarks and trade names Emhart Fastening Teknologies, POP, HeliCoil, Parker-Kalon, Gripco, Warren, Tucker, NPR, Dodge, POP NUT, WELL-NUT, and others.
           The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide. Some of these products also are sold through the Corporation's Consumer and Home Improvement Products segment.
           Products are marketed directly to customers and also through distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. Except for sales to automotive manufacturers, which historically schedule plant shutdowns during July and August of each year, there is little seasonal variation.
           The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, the Corporation is not materially dependent upon such patents or license rights with respect to its operations.
           Principal manufacturing facilities for the fastening systems business in the United States are located in Danbury and Shelton, Connecticut; South Whitley and Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Mt. Clemens, Michigan. Principal facilities outside the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The raw materials used in the fastening systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, strip and sheet metals, and chemical compounds, plastics, and rubber. These materials are readily available from a number of suppliers.
           The Corporation manufactures a variety of automatic, high-speed machines for the glass container-making industry, including machines for supplying molten glass for the forming process and electronic inspection equipment for monitoring quality levels. These machines are used in producing bottles, jars, tumblers, and other glass containers primarily for food, beverage, pharmaceutical, and household products packaging. The Corporation also provides replacement parts and a variety of engineering, repairing, rebuilding, and other services to the glass container-making industry throughout the world, and these activities generate nearly two-thirds of the sales in this business. These products and services are marketed principally under the trademarks and trade names Emhart, Emhart Glass, Powers, FlexLine, T-600 Forming Control System, Verti-Flow Cooling System, and Total Inspection Machine.
           The Corporation sells glass container-making machinery and replacement parts primarily through its own sales force directly to glass container manufacturers throughout the world. The business is not dependent on one or a few customers, the loss of which would have a material adverse effect on operating results of the business.
           Some domestic manufacturers and a number of foreign manufacturers compete with the Corporation in the manufacture and sale of various types of glass container-making equipment. However, the Corporation believes that it is the leading supplier and offers the most complete line of glass container-making and inspection machinery, parts, and service. In recent years, the glass container-making equipment business has experienced the effects of increased competition with packaging applications of plastic and other non-glass containers. Important competitive factors are price, technological and machine performance features, product reliability, and technical and application engineering services. There is little seasonal variation in this business.
           The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the glass container-making business. While the Corporation considers those patents, trademarks, and license rights to be valuable, this business is not materially dependent upon such patents or license rights with respect to its operations.
           The principal glass container-making machinery manufacturing facility in the United States is located in Windsor, Connecticut. Principal manufacturing facilities outside the United States are located in Oerebro and Sundsvall, Sweden. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The principal raw materials required for the glass container-making equipment business are steel, iron, copper and copper-based materials, aluminum and refractory materials, and electronic components. Manufactured parts are purchased from a number of suppliers. All such materials and components are generally available in adequate quantities.
           During 1992, the Corporation commenced a restructuring plan which included the reorganization of Dynapert, the Corporation's printed circuit board assembly equipment business. The business was divided into the through-hole and surface-mount machinery product lines. This restructuring plan included the withdrawal from the manufacturing of surface-mount machinery in Europe which was completed in 1993. The Corporation sold the remaining through-hole business in 1993 and the remaining surface-mount business in 1995.

      BACKLOG
     The following is a summary of total  backlog by business  segment as of the referenced dates
     (Millions of Dollars)                                  December 31,
                                                            1995   1994
                                                            ----   ----
     Consumer and Home Improvement Products ............... $ 96   $103
     Commercial and Industrial Products ...................  134    126
                                                            ----   ----
              Total Backlog ............................... $230   $229
                                                            ====   ====

           None of the backlog at December 31, 1995, or at December 31, 1994, included unfunded amounts.

      OTHER INFORMATION
       The Corporation's product development program in the United States for the Consumer and Home Improvement Products segment is coordinated from the Corporation's headquarters in Towson, Maryland, for power tools and accessories; from Shelton, Connecticut, for household products; from Anaheim, California, for residential security hardware; and from Pacoima, California, for plumbing products. Outside the United States, product development activities for power tools and accessories and household products are coordinated from Slough, England, and are carried on at facilities in Spennymoor, England; Brockville, Canada; Civate, Italy; Idstein, Germany; and Croydon, Australia.
           Product development activities for the Commercial and Industrial Products segment are currently carried on at various product or business group headquarters or at principal manufacturing locations as previously noted.
           Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
           As of December 31, 1995, the Corporation employed approximately 29,300 persons in its continuing operations worldwide (approximately 34,200 persons, including the employees of its discontinued PRC segment). Approximately 2,100 employees in the United States are covered by collective bargaining agreements. During 1995, several collective bargaining agreements in the United States were negotiated without material disruption to operations. A number of other agreements are scheduled for negotiation during 1996. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good.
           The Corporation's operations worldwide are subject to certain foreign, federal, state and local environmental laws and regulations. In recent years, many state and local governments have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation is in substantial compliance with these laws and regulations. Although compliance involves continuing costs, it has not materially increased capital expenditures and has not had a material adverse effect on the Corporation.
           Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 1995, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 27 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
           To minimize the Corporation's potential liability, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, appropriate liability accruals have been established by the Corporation. As of December 31, 1995, the Corporation's aggregate probable exposure with respect of environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $61.0 million. With respect to environmental liabilities, unless otherwise noted below, the Corporation does not believe that its liability with respect to any individual site will exceed $10.0 million.
           Pursuant to the terms of the Corporation's agreement to sell the Bostik chemical adhesives business to Orkem S.A., the Corporation agreed to indemnify Orkem against costs incurred or claims made with respect to environmental matters at Bostik facilities within four years from the date of sale to the extent that the aggregate costs and claims exceeded $5.0 million; provided, however, that the Corporation's total liability to Orkem for all environmental matters with respect to Bostik facilities shall not exceed $10.0 million. By letter dated November 22, 1993, Orkem's successor in interest ("Total, S.A.") notified the Corporation that within the four-year period following the closing it had incurred costs of approximately $5.4 million and demanded payment of the amount in excess of $5.0 million. Total, S.A. also demanded indemnification for a number of environmental conditions identified in its letter, the cost of which it estimated would exceed the $10.0 million limitation of the Corporation's indemnification obligation. The Corporation and Total, S.A. continue to review the indemnification claims and, as of December 31, 1995, the Corporation had paid $2,225,670 of the claims.
           Emhart previously received a notice of responsibility from the Massachusetts Department of Environmental Protection for the 90-acre site of the former United Shoe Machinery business at Beverly, Massachusetts. The site has been classified a non-priority site, with a waiver of approvals allowed. An investigation of contamination has been completed, and a remediation plan has been proposed (estimated at $1.0 million) under the Massachusetts Contingency Plan.
           In or about 1985, as a consequence of investigations stemming from an underground storage tank leak from a nearby gas station, the Corporation discovered certain groundwater contamination at its facility located in Hampstead, Maryland. Upon discovery of the groundwater contamination, the Corporation, in cooperation with the Department of the Environment of the State of Maryland (MDE), embarked on a program to remediate groundwater contamination, including installation of an air stripping system designed to remove contaminants from groundwater. The Corporation, in cooperation with MDE, conducted extensive investigations as to potential sources of the groundwater contamination. Following submission of the results of its investigations to MDE, the Corporation proposed to expand its groundwater remediation system and also proposed to excavate and remediate soils in the vicinity of the plant that appear to be a source area for certain contamination. The Corporation has received all permits necessary to operate its expanded groundwater treatment facility at the Hampstead facility, and the system is fully operational.
           In October 1994, suit was filed in the United States District Court for the District of Maryland against the Corporation by the owners of a farm that is adjacent to the Hampstead facility (Leister et al. v. The Black & Decker Corporation (Civil Action No. JFM 94-2809)). Plaintiffs claim that contamination, allegedly emanating from the facility, has migrated in groundwater and has adversely affected plaintiffs' property. Plaintiffs have alleged various claims for relief, including causes of action under the Federal Resource Conservation and Recovery Act, CERCLA, and the Clean Water Act, as well as various state tort claims, including claims for negligence, nuisance, intentional misrepresentation, and negligent misrepresentation. Plaintiffs seek various forms of relief, including compensatory damages of $20.0 million and punitive damages of $100.0 million.
           The Corporation filed various motions to, among other things, dismiss plaintiffs' claims, and the Court granted the Corporation's motion to dismiss all but one claim. Following that ruling, both the Corporation and plaintiffs filed motions for summary judgment on the remaining claim. The Corporation believes that plaintiffs' claims are without merit and intends to defend vigorously against the allegations made in this matter. Management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
           In October 1992, the Corporation's Price Pfister subsidiary received a 60-day notice of intent to file suit under California's Proposition 65 from the Natural Resources Defense Council (NRDC) and the Environmental Law Foundation (ELF), alleging improper warnings and discharge of lead into drinking water in California. On December 15, 1992, Price Pfister and numerous other plumbing manufacturers were sued by the State of California in the Superior Court for the City and County of San Francisco. On the same day, a separate suit was filed by the NRDC and the ELF. The suits filed by the State of California and the NRDC and the ELF included substantially the same allegations, namely that lead leaches from brass faucets into tap water in violation of California's lead discharge prohibitions of Proposition 65, that the manufacture and sale of brass faucets exposes individuals to lead without a proper "clear and reasonable warning," and that such violations of Proposition 65 also constitute unfair business practices under California law. The NRDC and the ELF suit also alleged breach of warranty and breach of contract claims against Price Pfister and the other plumbing manufacturers. The State of California and the NRDC and the ELF generally sought the following relief:
      (a) elimination of lead from brass faucets; (b) improved public disclosure programs regarding lead in brass faucets; (c) commencement of a public information campaign regarding alleged health risks arising from lead exposure; (d) restitution to purchasers of faucets; (e) statutory penalties and punitive damages in unstated amounts; and (f) attorneys' fees and other costs.
           Subsequent to the filing of their complaints, plaintiffs filed a motion for a preliminary injunction seeking to require Price Pfister and certain other defendants to provide specific warning language in a particular manner with faucets at the time of sale. Plaintiff's motion for a preliminary injunction was denied, and the trial court accepted defendants' proposed warning system. Defendants filed demurrers to the State of California's claim that brass faucets result in a "prohibited discharge" of lead into drinking water under California law and to the standing of the NRDC and the ELF to bring their claims.
           In May 1994, Judge Bea of the California Superior Court for the City and County of San Francisco issued an order rejecting the Attorney General's claims that lead which leaches from faucets constitutes a prohibited discharge of lead into water or onto or into land where lead will pass or is at least likely to pass into a source of drinking water. Judge Bea's order granted the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65. In the companion case involving similar claims by the NRDC and the ELF, Judge Cahill of the California Superior Court for the City and County of San Francisco denied defendants' challenges to the standing of the NRDC and the ELF to bring these claims and refused to stay the proceedings pending resolution of the claims by the Attorney General.
           Subsequent to Judge Bea's order rejecting the Attorney General's claims and granting the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65, the Attorney General filed an appeal of Judge Bea's order. Prior to a final ruling on the appeal in the case involving the Attorney General's claims, the Corporation entered into a settlement pursuant to which the Corporation agreed to take certain actions with respect to the future sale of its products in California and agreed to the payment of specified amounts to the State of California and the attorneys for the NRDC and the ELF.
            In 1988, J.C. Rhodes, a former subsidiary of Emhart Industries, Inc., was notified by both the EPA and the State of Massachusetts that it was considered a PRP with regard to the Sullivan's Ledge site in New Bedford, Massachusetts. Emhart and 11 other companies formed a PRP group to respond to the EPA's and Massachusetts' demands, and, in September 1990, executed a Consent Order to perform the remedial action recommended by the EPA in its Record of Decision. The remedial action is now underway.
           A second area of the Sullivan's Ledge site, known as Middle Marsh, was investigated by the EPA, and a Record of Decision was issued in September 1991. In September 1992, Emhart, 11 other companies, and the City of New Bedford, Massachusetts, executed a Consent Order to perform the remediation required in the Middle Marsh section of the site. At this time, Emhart's estimated liability for remediation cost at the Sullivan's Ledge site is estimated at $2.0 million.
           The Corporation has been investigating certain environmental matters at its NEMEF security hardware facility in the Netherlands. The NEMEF facility has been a manufacturing operation since 1921. During building construction in 1990, soil and groundwater contamination was discovered on the property. Investigations to understand the full extent of the contamination were undertaken at that time, and those investigations are continuing. The Corporation is continuing to work with consultants and local authorities to develop a comprehensive remediation plan in conjunction with neighboring property owners.
           In the opinion of management, the costs of compliance with respect to the matters set forth above and other remedial costs have been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation. The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.

(e)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
      Reference is made to Note 16 of Notes to Consolidated Financial Statements, entitled "Business Segment and Geographic Areas," included in
      Item 8 of Part II and to the section entitled "Business Segments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(f)   EXECUTIVE  OFFICERS  AND OTHER  SENIOR  OFFICERS  OF THE  CORPORATION
      The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years is set forth below.

      Nolan D. Archibald - 52
      Chairman, President, and Chief Executive Officer,
          January 1990 - present;
      President and Chief Executive Officer,
          May 1989 - January 1990.

      Raymond A. DeVita - 59
      Executive Vice President and President -
          Commercial and Industrial Group,
          May 1989 - present.

      Dennis G. Heiner - 52
      Executive Vice President and President -
          Security Hardware Group,
             January 1992 - present;
      Executive Vice President and President -
          Household Products Group,
             May 1989 - January 1992.

      Don R. Graber - 52
      Group Vice President and President - Household Products,
          July 1994 - present;
      Group Vice President and President - International,
          March 1993 - July 1994;
      Vice President and President - International,
         February 1992 - March 1993;
      President - Black & Decker Canada, September 1988 - February 1992.

      Roger H. Thomas - 53
      Group Vice President and Chairman - Eastern Hemisphere,
          October 1995 - present;
      Group Vice President and President - Eastern Hemisphere,
          April 1994 - October 1995;
      Group Vice President and President - Europe,
          May 1989 - April 1994.

      Charles E. Fenton - 47
      Vice President and General Counsel,
         May 1989 - present.

      Joseph Galli - 37
      Group Vice President and President - Power Tools,
           October 1995 - present;
      Vice President and President -
          North American Power Tools,
             October 1993 - October 1995;
      President - U.S. Power Tools,
         February 1993 - October 1993;
      Vice President Sales and Marketing - U.S. Power Tools,
         May 1991 - February 1993;
      Vice President Marketing - U.S. Power Tools,
         August 1990 - May 1991.

      Kathleen W. Hyle - 37
      Vice President and Treasurer,
          May 1994 -  present;
      Assistant Treasurer, Domestic,
          December 1992 - May 1994;
      Director, Domestic Finance,
          February 1990 - December 1992.

      Barbara B. Lucas - 50
      Vice President - Public Affairs and
          Corporate Secretary,
          July 1985 - present.

      Thomas M. Schoewe - 43
      Vice President and Chief Financial Officer,
          October 1993 - present;
      Vice President - Finance,
          January 1990 - October 1993.

      Steven E. Simms - 39
      Group Vice President and President - Accessories,
        October 1995 - present;
      President - North American Accessories,
        April 1993 - October 1995;
      Vice President - European Marketing
          and Product Planning,
             September 1990 - April 1993.

      Leonard A. Strom - 50
      Vice President - Human Resources,
          May 1986 - present.


ITEM 2.  PROPERTIES

      Unless otherwise indicated, the following discussion of the Corporation's properties pertains to the continuing operations of the Corporation and excludes any matters in respect of the discontinued PRC segment.

           The Corporation and its subsidiaries operate 47 manufacturing facilities around the world, including 22 located outside the United States in 13 foreign countries. The major properties associated with each business segment are listed in Narrative Description of the Business in
      Item 1(d) of Part I of this report.
           The Corporation owns most of its facilities with the exception of the following major leased facilities.
           In the United States: Mt. Clemens, Michigan; Amory, Mississippi; Shelton, Connecticut; and Towson, Maryland.
           Outside the United States: Rotherham, England, and Kuantan, Malaysia. During 1993, the Corporation recorded a charge of $29 million for the closure and reorganization of certain manufacturing sites. These plant actions were substantially completed during 1994. During 1995, the Corporation closed its manufacturing facilities in Tarboro, North Carolina, and Delemont, Switzerland, and transferred production from those locations to other manufacturing facilities of the Corporation. The Corporation ceased manufacturing at its facility in Santo Andre, Brazil late in 1995 and will begin to manufacture at a new owned facility in Uberaba, Brazil, in early 1996. These plant actions are part of the Corporation's continuing effort to identify opportunities to improve its manufacturing cost structure.
           Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant which is located on leased land in Jurong Town, Singapore.
           The Corporation's average utilization rate for its manufacturing facilities for 1995 was in the range of 75% to 85%. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
           Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. As previously noted under Item 1 of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
     On or about March 31, 1989, a purported class action complaint, titled Cooperman et al. v. The Black & Decker Corporation et al., No. 89 Civ 2177 (the Cooperman Complaint), was filed in the United States District Court for the Southern District of New York alleging that the Corporation's settlement agreement with Topper Acquisition Corp. and Topper L.P., bidders for Emhart Corporation, and the payments by the Corporation thereunder violated the federal securities laws, particularly sections 10(b) and 14(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations, including rules 10b-13 and 14d-10, thereunder. Plaintiffs initially sought injunctive relief prohibiting the Corporation from consummating its tender offer for Emhart and now seek rescissory damages as well as costs, disbursements, and reasonable attorneys' and other fees. The Corporation's request for leave to move for summary judgment was denied by the District Court, and the District Court issued an order directing that discovery be completed by June 1, 1991, and providing that the Corporation might again apply for leave to move for summary judgment on or before June 15, 1991. The parties subsequently have entered into a number of stipulations and orders amending the date for the completion of discovery and the date before which the Corporation may again apply for leave to move for summary judgment. The Corporation believes the claims made in the Cooperman Complaint are without merit and intends to defend vigorously against the allegations made in this matter. In the opinion of management, the ultimate resolution of the Cooperman Complaint will not have a material adverse effect on the Corporation.
     In March 1990, the Corporation's former PRC subsidiary was served by the Inspector General of the United States Department of Defense with a subpoena for documents from the period 1986 to 1990 in connection with a criminal investigation of bid and proposal cost charging practices of certain divisions of PRC. Since that date, PRC has been served with two additional Inspector General subpoenas for marketing and proposal-related documents. During 1992, PRC and some former employees also received grand jury subpoenas issued by the United States District Court for the Eastern District of Virginia. During 1993, PRC received an additional subpoena from the grand jury directing PRC to provide information concerning the procurement and government property management functions of certain divisions of PRC. In January 1996, the United States Attorney advised PRC that the criminal investigation has concluded without further action and the matter is being transferred to the Civil Division of the Department of Justice.
     In connection with the Corporation's sale of PRC to Litton Industries, Inc., the Corporation agreed to indemnify Litton for various liabilities,
including   liabilities  relating  to  the  matters  subject  to  the  foregoing subpoenas.  The  Corporation  cannot  predict  the  eventual  outcome  of  these investigations, but, based on currently available information, management believes that the investigations will not have a material adverse effect on the Corporation.
     On June 1, 1994, Masco Corporation of Indiana ("Masco") filed suit against the Corporation's Price Pfister subsidiary in the United States District Court for the Eastern District of Virginia (Civ. No. 94-728A). Masco alleged that Price Pfister's manufacture, use and sale of its Genesis Model 42 Series of lavatory faucets infringed and induced infringement of Masco's U.S. Design Patent No. 323,877, was unfair competition under federal and Virginia law, and infringed the trade dress rights associated with lavatory faucets of Delta Faucet Company, a division of Masco. Masco sought an injunction, profits, damages (trebled), costs and attorneys' fees.
     Price Pfister filed a counterclaim for infringement by Masco of Price Pfister's rights in U.S. Design Patent Nos. 329,911, 328,335, and 327,732, for unfair competition and patent misuse under common statutory law, for abuse of process, and for trademark infringement under Price Pfister's U.S. Trademark Registration No. 1,808,996 and trademark registrations of several states. Masco counterclaimed for cancellation of U.S. Trademark Registration No. 1,808,996 and also instituted a separate Cancellation Proceeding in the U.S. Patent and Trademark Office.
     Following the filing by Masco and Price Pfister of a number of motions, trial on the claims and counterclaims in this matter was held in November 1994. The trial resulted in a verdict in favor of Masco on Masco's design patent infringement claim with damages being awarded against Price Pfister in the amount of $1,374,596.35, plus interest, and Price Pfister being enjoined from continued infringement of Masco's rights. All other claims and counterclaims were dismissed. Price Pfister filed an appeal of this decision, but on appeal the decision of the trial court was upheld. Price Pfister has paid the judgment in this matter.
     In the opinion of management, amounts accrued for awards or assessments in connection with the matters specified above and in Item 1 of Part I of this report with respect to environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.
     As of December 31, 1995, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with the matters specified above and in Item 1 of Part I of this report with respect to environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

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


      Quarter                      1995                  1994
      -------               ------------------    ------------------
      January to March ..   $29-5/8 to $22-7/8    $22-3/8 to $19-1/4
      April to June .....   $33     to $27-1/2    $21     to $17
      July to September .   $34-5/8 to $30-1/4    $23-1/8 to $17
      October to December   $38-1/8 to $32-1/8    $25-3/4 to $21-1/8


(b)   HOLDERS OF THE CORPORATION'S CAPITAL STOCK
      As of February 20, 1996, there were 18,811 holders of record of the Corporation's Common Stock. As of February 20, 1996, there was one holder of record of the Corporation's Series B Cumulative Convertible Preferred Stock (the Series B Preferred Stock).

(c)   DIVIDENDS
      The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends necessarily will depend upon the Corporation's earnings, financial condition, and other factors, and the payment of dividends on the outstanding shares of Series B Preferred Stock. The Credit Facility does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock or the Series B Preferred Stock. In the event that dividends on the Series B Preferred Stock are in arrears, thereafter and until all accrued but unpaid dividends on the shares of Series B Preferred Stock shall have been paid in full, the Corporation may not declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration, any shares of Common Stock.

           Quarterly dividends per common share for the most recent two years are as follows:


      Quarter                                1995       1994
      -------                                ----       ----
      January to March                       $.10       $.10
      April to June                           .10        .10
      July to September                       .10        .10
      October to December                     .10        .10
                                             ----       ----
                                             $.40       $.40
                                             ====       ====


           In February 1996, the Board of Directors approved a 20% increase in the quarterly cash dividend per common share, from $.10 to $.12 per share, beginning in March 1996.
           During each of the quarters in 1995 and 1994, the Corporation declared a dividend of approximately $2.9 million on its shares of Series B Preferred Stock. During the most recent two years, no other dividends were declared or paid in respect of shares of preferred stock of the Corporation.

      Common Stock:           150,000,000 authorized, $.50 par value;
                              86,447,588 shares and 84,688,803 shares
                              outstanding as of December 31, 1995 and
                              1994, respectively.

      Preferred Stock:        5,000,000 authorized, without par value;
                              150,000 shares of Series B Cumulative
                              Convertible Preferred Stock outstanding
                              as of December 31, 1995 and 1994.


ITEM 6.   SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(Millions of Dollars Except Per Share Data)
----------------------------------------------------------------------------------------------------------
                                             1995(a)        1994          1993(b)       1992(c)     1991
----------------------------------------------------------------------------------------------------------
Revenues                                   $4,766.1      $4,365.2      $4,121.5       $4,045.7    $3,952.6
Earnings (loss) from
  continuing operations                       216.5          89.9          64.1          (95.3)       16.1
Earnings from discontinued
  operations (d)                               38.4          37.5          31.1           22.0        36.9
Extraordinary items                           (30.9)           --            --          (22.7)         --
Cumulative effects of changes
   in accounting principle                       --            --         (29.2)        (237.6)         --
Net earnings (loss)                           224.0         127.4          66.0         (333.6)       53.0
Earnings (loss) per common and
  common equivalent share:
  Primary:
    Continuing operations                      2.33           .93           .63          (1.40)        .21
    Discontinued operations                     .44           .44           .37            .29         .60
    Extraordinary items                        (.35)           --            --           (.30)         --
    Cumulative effects of
      accounting changes                         --            --          (.35)         (3.11)         --
    Net earnings (loss)                        2.42          1.37           .65          (4.52)        .81
  Assuming full dilution:
    Continuing operations                      2.29           .93           .63          (1.40)        .21
    Discontinued operations                     .41           .44           .37            .29         .60
    Extraordinary items                        (.33)           --            --           (.30)         --
    Cumulative effects of
      accounting changes                         --            --          (.35)         (3.11)         --
    Net earnings (loss)                        2.37          1.37           .65          (4.52)        .81
Total assets                                5,545.3       5,264.3       5,166.8        5,295.0     5,456.8
Long-term debt                              1,704.5       1,723.2       2,069.2        2,108.5     2,625.8
Cash dividends per
    common share                                .40           .40           .40            .40         .40
----------------------------------------------------------------------------------------------------------

(a) Earnings from continuing operations for 1995 include a $65.0 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance. In 1995, the Corporation recognized a $30.9 million extraordinary loss from extinguishment of debt, net of income tax benefit of $2.6 million.
(b) Effective January 1, 1993, the Corporation changed its method of accounting for postemployment benefits. In addition, earnings from continuing operations for 1993 include a restructuring credit of $6.3 million before tax ($.2 million after tax).
(c) Effective January 1, 1992, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions. In 1992, the Corporation recognized a $22.7 million extraordinary loss from extinguishment of debt. In addition, earnings from continuing operations for 1992 included a restructuring charge of $142.4 million before tax ($134.7 million after tax).
(d) Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued PRC segment. The earnings of the discontinued PRC segment do not reflect any charge for interest allocated to that segment by the Corporation. For additional information about the discontinued PRC segment, see the discussion under the caption "Discontinued Operations" included in Item 1 of Part I of this report and Note 2 of Notes to Consolidated Financial Statements included in
    Item 8 of Part II of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation reported net earnings of $224.0 million or $2.37 per share on a fully diluted basis for the year ended December 31, 1995, compared to net earnings of $127.4 million or $1.37 per share on a fully diluted basis in 1994. Excluding the effects of a $65.0 million decrease in income tax expense as a result of the Corporation's reduction in its deferred tax asset valuation allowance in 1995, earnings from continuing operations increased from $89.9 million ($.93 per share on a fully diluted basis) in 1994 to $151.5 million ($1.60 per share on a fully diluted basis) in 1995. This improvement in earnings from continuing operations in 1995 over 1994 was a function of strong operating results, a lower effective tax rate, and lower interest expense. No interest expense was allocated by the Corporation to its discontinued operations.
     On December 13, 1995, the Corporation announced that it had reached a definitive agreement to sell PRC Inc., the remaining business in its information technology and services segment. The sale of PRC Inc. is expected to be completed in the first quarter of 1996.
     During 1995, the Corporation generated free cash flow (cash available for debt reduction prior to the effects of cash proceeds received from sales of businesses, equity offerings, and sales of receivables) of $34.7 million compared to free cash flow of $116.1 million in 1994. The decrease in free cash flow in 1995 from the 1994 level was primarily the result of higher working capital levels and capital expenditures in 1995 than in 1994 when the Corporation experienced particularly strong free cash flow from the initial effects of more stringent working capital management.
     The combination of strong operating results and the proceeds received from sales of portions of the discontinued information technology and services segment in 1995 enabled the Corporation to reduce its ratio of debt to total capitalization from 67% at December 31, 1994, to 62% at December 31, 1995.

DISCONTINUED OPERATIONS
On December 13, 1995, the Corporation announced that it had signed a definitive agreement to sell PRC Inc., the remaining business in its information technology and services segment, for $425.0 million. The sale is expected to be completed in the first quarter of 1996. A net gain on the sale of PRC Inc., estimated at $80.0 to $90.0 million, will be recognized upon completion of the sale. Proceeds from the sale of PRC Inc. will be used to reduce debt.
     The Corporation sold PRC Realty Systems, Inc. (RSI) and PRC Environmental Management, Inc. (EMI) earlier in 1995 for aggregate proceeds of approximately $100 million. Together, PRC Inc., RSI, and EMI comprised the Corporation's information technology and services (PRC) segment.
     The Corporation acquired PRC through its acquisition of Emhart Corporation in April 1989. The sale of PRC will allow the Corporation to reduce its debt level and concentrate on its more strategic businesses.
     Operating results, net assets, and cash flows of the discontinued PRC operations have been segregated in the accompanying Consolidated Financial Statements. Net earnings of the discontinued PRC segment were $38.4 million ($.41 per share on a fully diluted basis) in 1995, $37.5 million ($.44 per share on a fully diluted basis) in 1994, and $31.1 million ($.37 per share on a fully diluted basis) in 1993 on revenues of $800.1 million, $883.1 million and $760.7 million, respectively.

CONTINUING OPERATIONS

REVENUES
The following chart sets forth an analysis of the consolidated changes in revenues for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

ANALYSIS OF CHANGES IN REVENUES OF CONTINUING OPERATIONS
                                             For the Year Ended December 31,
(Dollars in Millions)                           1995       1994        1993
                                             -------    -------     -------
Total revenues ...........................   $ 4,766    $ 4,365     $ 4,122
Unit volume - existing (1) ...............         6%         8%          5%
            - disposed (2) ...............        --%        (3)%        --%
Price ....................................         1%         1%          1%
Currency .................................         2%        --%         (4)%
                                             -------    -------     -------
Change in total revenues .................         9%         6%          2%
                                             =======    =======     =======
In the above chart and throughout the remainder of this discussion, the following definitions apply:

(1) Existing - Reflects the change in unit volume for businesses where period-to-period comparability exists.
(2) Disposed - Reflects the change in total revenues from continuing operations for businesses that were included in prior year results, but subsequently have been sold.

     Total revenues for the year ended December 31, 1995, were $4.8 billion, which represents a 9% increase over 1994 revenues of $4.4 billion. Despite an increasingly difficult retail environment throughout 1995, the Corporation achieved 6% growth in existing unit volume in 1995 over the level experienced in 1994. The 1995 growth in unit volume was experienced both in the Consumer and Home Improvement Products (Consumer) segment and in the Commercial and Industrial Products (Commercial) segment.
     Total revenues for the year ended December 31, 1994, were $4.4 billion, which represented a 6% increase over 1993 revenues of $4.1 billion. During 1994, existing unit volume grew by 8% compared to 5% growth in 1993, due primarily to revenue growth in the Consumer segment.


EARNINGS
Operating income from continuing operations as a percentage of revenues was 8.9% for 1995 compared to 8.1% and 7.3% for 1994 and 1993, respectively.
     Gross margin as a percentage of revenues in 1995 was 36.7% compared to 36.6% for 1994 and 35.5% for 1993. Gross margin in 1995 was slightly higher than the prior year level. The impact of increased manufacturing productivity and cost reduction initiatives during 1995, however, was substantially offset by rising commodity costs and by reduced gross margin in the European operations. Gross margin in 1995 was adversely affected by a softening European retail environment in the fourth quarter of 1995 and by residual inefficiencies in European operations associated with the closure of two manufacturing facilities since mid 1994. The improvement in gross margin during 1994 over the 1993 level stemmed from improvements in the Consumer segment, which resulted primarily from increased manufacturing productivity, the implementation of cost reduction initiatives, and the realization of the leverage effects of higher sales volume on fixed and semi-fixed costs.
     Marketing and administrative expenses as a percentage of revenues were 27.8% for 1995 compared to 28.5% for 1994 and 28.2% for 1993. The improvement in 1995 compared to 1994 was the result of cost reduction initiatives and the leverage of fixed and semi-fixed costs over a higher sales base.
Marketing and  administrative  expenses as a percentage of revenues increased by
 .3% from 28.2% for 1993 to 28.5% for 1994 as a result of higher promotion costs in 1994, partially offset by the effects on 1994 results of cost reduction initiatives and the leverage of fixed and semi-fixed costs over a higher sales base.
     Net interest expense (interest expense less interest income) was $184.4 million in 1995 compared to $187.9 million in 1994 and $171.8 million in 1993. Net interest expense for 1995 was below the 1994 level as a result of reduced borrowing levels during the year, partially offset by higher interest rates on variable rate debt. Higher interest rates during 1994, partially offset by reduced borrowing levels in that year, caused an increase in net interest expense in 1994 over the 1993 level.
     Other expense for 1995, 1994, and 1993 primarily included costs associated with the sale of receivables programs.
     As more fully described in Note 12 of Notes to Consolidated Financial Statements, a full valuation allowance was provided on net deferred tax assets in the United States at December 31, 1994, based on the Corporation's history of taxable earnings (losses) over the past several years and the volatility of comprehensive taxable earnings (losses) in the United States due to foreign exchange contracts. In addition, a full valuation allowance on net tax assets in certain foreign taxing jurisdictions was provided at December 31, 1994, based on the history of taxable earnings (losses), the tax carryforward periods, and projected earnings. During 1995, the Corporation reversed a portion of the deferred tax asset valuation allowance based on its projection of future taxable earnings in the United States, including the impact of the pending sale of PRC Inc. The effect of this reduction in the deferred tax asset valuation allowance was to decrease 1995 income tax expense by $65.0 million. An analysis of taxes on earnings is included in Note 12 of Notes to Consolidated Financial Statements.
     Excluding the effects of the $65.0 million income tax benefit that resulted from the reduction of its deferred tax asset valuation allowance in 1995, the Corporation's reported tax rate on continuing operations was 33% in 1995 compared to a rate of 40% in 1994 and 48% in 1993. Contributing to the lower tax rate for 1995 compared to 1994 and 1993 were higher taxable earnings in the United States and a change in mix of operating income outside the United States from those subsidiaries in higher rate tax jurisdictions to subsidiaries in lower rate tax jurisdictions or subsidiaries that profit from the utilization of net operating loss carryforwards.

BUSINESS SEGMENTS
The Corporation operates in two business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products, including fastening systems and glass container-making equipment.

REVENUES AND OPERATING INCOME BY BUSINESS SEGMENT
                                                        For the Year Ended
                                                            December 31,
(Millions of Dollars)                                   1995     1994     1993
                                                      ------   ------   ------
Consumer and Home Improvement Products
Total revenues ...................................... $4,076   $3,774   $3,530
Operating income ....................................    348      294      216
Operating income excluding restructuring
   costs or credits and goodwill amortization .......    400      351      281
Commercial and Industrial Products
Total revenues ......................................    690      591      592
Operating income ....................................     75       53       77
Operating income excluding restructuring
   costs or credits and goodwill amortization .......     92       69       73
Corporate and Eliminations
Operating income ....................................      3        5       10
                                                      ------   ------   ------
Total revenues ...................................... $4,766   $4,365   $4,122
Total operating income .............................. $  426   $  352   $  303
Total operating income excluding restruc-
   turing credits and goodwill amortization ......... $  495   $  425   $  364
                                                      ------   ------   ------

CONSUMER AND HOME IMPROVEMENT PRODUCTS
The following chart sets forth an analysis of the change in revenues for the year ended December 31, 1995, compared to the year ended December 31, 1994, by geographic area within the Consumer segment.
                                    United                               Total
                                    States      Europe      Other     Consumer
Existing unit volume ..........          7%          4%         4%           5%
Price .........................         --%         --%         4%           1%
Currency ......................         --%          9%        (5)%          2%
                                     -----       -----      -----        -----
Total Consumer ................          7%         13%         3%           8%
                                     =====       =====      =====        =====

     Total revenues in the Consumer segment for 1995 were 8% higher than in 1994, with existing unit volume up 5% over the 1994 level. Unit volume in the United States increased by 7% in 1995 over the 1994 level as a result of strong unit volume growth in the power tools and accessories and household products businesses, partially offset by unit volume declines in the security hardware and plumbing products businesses. The 1995 domestic growth in the power tools and accessories business was the result of continued strong demand for DeWALT professional power tools and accessories and the successful expansion in the latter half of 1995 of a line of consumer products that use the VersaPak interchangeable battery system. During 1995, the household products business achieved a double-digit rate of growth in unit volume driven by the continued success of the SnakeLight flexible flashlight, which was introduced late in 1994. The domestic security hardware and plumbing products businesses each experienced modest unit volume declines from 1994 levels during 1995. The decrease in unit volume of the security hardware business was due to inventory reductions made by its customers in the latter part of 1995. While the plumbing products business experienced unit volume growth in the second half of 1995 over the corresponding period in 1994, that growth was not sufficient to cover revenue shortfalls experienced in the first half of 1995 as a result of poor weather conditions in the western United States and the resulting soft demand in professional distribution channels.
     Excluding the substantial positive effects of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Europe increased by 4% in 1995 over the 1994 level despite a weak fourth quarter in 1995. This 4% increase was composed of increased sales of power tools and accessories, household products, and security hardware, offset by decreased sales of outdoor products. The growth in power tools and accessories revenues during 1995 over the prior year level was attributable to strong sales of professional products, partially offset by sales declines in consumer power tools and accessories. The increased household products revenues in 1995 over the 1994 level was due primarily to the introduction of the SnakeLight flexible flashlight in Europe late in 1995. An extremely dry winter and late spring resulted in decreased revenues for outdoor products in 1995 compared to 1994. Exclusive of positive effects of changes in foreign exchange rates during 1995, some European countries achieved results substantially higher than the prior year level, and other countries, most notably, Germany, the United Kingdom, and France, reported results essentially equal to or below the prior year level.
     Excluding the negative effects of changes in foreign exchange rates principally due to the Mexican peso devaluation, revenues in the Corporation's Consumer businesses in other geographic regions increased by 8% in 1995 over the 1994 level. Revenue growth occurred in a number of countries, including Canada and, most strongly, Brazil, while revenues in other countries were essentially equal to or below the prior year level.
     Operating income as a percentage of revenues for the Consumer segment was 8.6% in 1995 compared to 7.8% in 1994. Excluding the effect of goodwill amortization, operating income as a percentage of revenues would have been 9.8% in 1995 compared to 9.3% in 1994. The household products business achieved strong improvement in operating income in 1995 as a result of increased sales volume, higher manufacturing productivity, and actions taken by the business to either improve profitability or drop certain lower margin products from its product lines. Improved operating income levels in 1995 over 1994 in the worldwide power tools and accessories business resulted principally from substantial improvements in the domestic power tools and accessories business as a result of increased sales volume, higher manufacturing productivity, and the impact of cost reduction initiatives, partially offset by reduced profitability in the European operations. A softening retail environment in the fourth quarter of 1995, expenses incurred in connection with the reorganization of certain European operations, and residual inefficiencies associated with the closure of two manufacturing facilities since mid 1994 contributed to markedly lower profitability in the Corporation's Consumer businesses in Europe in 1995 than in 1994. Cost reduction initiatives and manufacturing productivity improvements resulted in increased operating income as a percentage of revenues during 1995 compared to 1994 in the security hardware business, despite year-to-year sales declines in its domestic operations. A decline in operating income in the plumbing products business in 1995 compared to 1994 resulted from reduced sales and rising material costs.
     Total revenues in the Consumer segment for 1994 were 7% higher than in 1993. Existing unit volume increased by 8% for 1994 over the 1993 level. Unit volume in the United States for 1994 rose by 8% over the 1993 level. The domestic unit volume increase resulted from double-digit rates of growth in the power tools and accessories, security hardware, and plumbing products businesses. This growth primarily stemmed from the continued strong demand for the DeWALT professional power tools and accessories line, expanded distribution
of  TITAN   locksets,   and  the   introduction  of  the  Genesis  series  of
single-control faucets. Despite strong demand experienced late in 1994 when the SnakeLight flexible flashlight and a new line of under-the-cabinet kitchen appliances were introduced in the United States, unit volume in the household products business was down slightly in 1994 compared to the prior year level.
     The Corporation's consumer power tools business in Europe achieved moderate unit volume growth in 1994 over the 1993 level. All major European power tool markets achieved unit volume increases in 1994, except the United Kingdom and Germany, where unit volumes were essentially flat compared to the prior year levels. Unit volume in the European security hardware business was also essentially flat compared to the prior year. Unit volume in the Far East and in a number of consumer businesses in Latin America, including those in Brazil and Mexico, increased substantially in 1994 over the 1993 level.
     Operating income as a percentage of total revenues for the Consumer segment was 7.8% for 1994 compared to 6.1% for 1993. Excluding the effects of goodwill amortization and, for 1993, restructuring charges of $13.1 million, operating income as a percentage of total revenues for the Consumer segment would have been 9.3% for 1994 compared to 8.0% for 1993. The improvement in operating income levels in 1994 over 1993 in the worldwide power tools and accessories business as well as in the domestic security hardware and plumbing products businesses was primarily the result of increased manufacturing productivity, the implementation of cost reduction initiatives, and the effect of leveraging fixed and semi-fixed costs over a higher sales base. Partially offsetting this improvement was a decline in the operating income level in 1994 over 1993 for the household products business. This decline was primarily the result of increased promotion spending and administrative expenses in 1994, which were not offset by revenue increases. In addition, operating income improved during 1994 for the golf club shafts business over the low level experienced in 1993 due to shifting consumer preferences to graphite golf club shafts from steel golf club shafts.


COMMERCIAL AND INDUSTRIAL PRODUCTS
The following chart sets forth an analysis of the change in revenues for the year ended December 31, 1995, compared to the year ended December 31, 1994, by geographic area within the Commercial segment.
                                    United                               Total
                                    States      Europe     Other    Commercial
Existing unit volume .............      (2)%        24%        7%           10%
Price ............................       1%          1%       --%            1%
Currency .........................      --%         13%        7%            6%
                                     -----       -----     -----         -----
Total Commercial .................      (1)%        38%       14%           17%
                                     =====       =====     =====         =====

     Total revenues in the Commercial segment for 1995 were 17% higher than the 1994 level. Excluding the substantial positive effects of changes in foreign exchange rates, revenues in the Commercial segment were 11% higher in 1995 than in the preceding year. The fastening systems (Fastening) business achieved solid unit volume growth in 1995 over the prior year level, as softening industrial sales in the United States and Europe were more than offset by increased automotive sales in those regions. The glass container-making equipment (Glass) business experienced a double-digit rate of growth in unit volume in 1995 compared to a weak 1994 despite declines in volumes in the United States. The backlog of orders in the Glass business at December 31, 1995, was slightly above the 1994 level, reflecting strong order levels experienced during 1995.
     Operating income as a percentage of revenues for the Commercial segment was 10.8% in 1995 compared to 8.9% in 1994. Excluding the effects of goodwill amortization, operating income as a percentage of revenues would have been 13.3% in 1995 compared to 11.6% in 1994. The Fastening and Glass businesses each experienced improvements in operating income percentages.
     Total revenues in the Commercial segment for 1994 were essentially flat compared to those of the prior year. An increase of 4% in existing unit volume, coupled with the positive effects of pricing and changes in foreign exchange rates, were offset by the effects of the sale of the remaining Dynapert business late in 1993. A double-digit rate of increase in unit volume in the Fastening business was partially offset by a volume decline in the Glass business. Fastening business sales improved during 1994 in the United States and Europe, primarily as a result of the strengthening of the automotive industry. Sales in the Glass business were weak throughout all geographic areas during 1994.
     Operating income as a percentage of total revenues for the Commercial segment for 1994 was 8.9% compared to 12.9% for 1993. Excluding the effects of goodwill amortization and, for 1993, restructuring credits of $19.4 million relating to the gain on the sale of Dynapert's through-hole business, operating income as a percentage of total revenues for the Commercial segment would have been 11.6% for 1994 compared to 12.4% for 1993. Operating income improved in the Fastening business in 1994 as a result of increased sales and cost reduction initiatives, but was offset by an operating income decline in the Glass business due to revenue shortfalls.

FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables generated cash of $316.9 million for the year ended December 31, 1995, compared to $304.4 million for the year ended December 31, 1994. This increase in cash generation during 1995 was primarily the result of increased profitability, partially offset by increased working capital levels. The major cause of the working capital increase at December 31, 1995, over the prior year level was an increase in inventories. Despite a weakening retail environment, the Corporation achieved sales growth of 6%, excluding the positive effects of changes in foreign exchange rates, in the fourth quarter of 1995 over the corresponding period in 1994. That growth, however, was below the Corporation's expectations, and inventory levels at year end were higher than planned. While a portion of the inventory increase is required to support new product initiatives and manufacturing rationalizations that are underway and should further improve manufacturing productivity, the Corporation will actively seek to reduce inventory levels in 1996.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation monitors its free cash flow, a measure commonly employed by bond rating agencies and banks. The Corporation defines free cash flow as cash available for debt reduction (including short-term borrowings), prior to the effects of cash proceeds received from sales of divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of cash flow generation than cash flows from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the year ended December 31, 1995, the Corporation generated free cash flow of $34.7 million compared to $116.1 million of free cash flow generated in 1994. The decrease in free cash flow in 1995 from the 1994 level was primarily the result of higher working capital levels and capital expenditures in 1995 than in 1994 when the Corporation experienced particularly strong free cash flow from the initial effects of more stringent working capital management.
     The Corporation expects to reduce debt by approximately $400.0 million in the first quarter of 1996 upon receipt of the proceeds from the sale of PRC Inc. Had the sale of PRC Inc. closed prior to December 31, 1995 and a net gain of $80.0 million been recognized upon the sale, the Corporation's ratio of debt to total capitalization would have decreased from 62.3% at December 31, 1995, to approximately 57%.
     The total amount of receivables sold under the Corporation's sale of receivables program at December 31, 1995, was $230.0 million compared to $244.0 million at December 31, 1994. The sale of receivables program provides for a seasonal expansion of the amount of receivables that may be sold, from $200.0 million to $275.0 million during the period from October 1 through January 31. The Corporation's liquidity facility, which supports the sale of receivables program, expires in May 1996. The Corporation expects to be able to extend this facility beyond December 1996.
     Excluding amounts related to discontinued operations, investing activities for 1995 used cash of $195.5 million compared to $205.0 million of cash used in 1994. Capital expenditures of $203.1 million during 1995 exceeded the 1994 level of $181.5 million. During 1995, approximately 91% of the capital expenditures were in the Consumer segment, primarily in support of new product initiatives and productivity enhancements. The Corporation expects capital spending in 1996 to approximate the 1995 level.
     The Corporation actively seeks to identify opportunities to improve its cost structure. These opportunities may involve the closure of manufacturing facilities or the reorganization of other operations.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     The Corporation has a number of manufacturing sites throughout the world and sells its products in over 100 countries. As a result, the Corporation is exposed to movements in the exchange rates of various currencies against the United States dollar. The major foreign currencies in which the Corporation has foreign currency risk are the pound sterling, deutsche mark, Dutch guilder, Canadian dollar, Swedish krona, Japanese yen, French franc, Italian lira, Australian dollar, Mexican peso, and Brazilian real.
     Assets and liabilities of the Corporation's subsidiaries located outside the United States are translated at rates of exchange at the balance sheet date, as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. During 1995, translation adjustments, recorded in the equity adjustment from translation component of stockholders' equity, increased stockholders' equity by $44.9 million compared to an increase of $98.7 million in 1994.
     As more fully explained in Note 10 of Notes to Consolidated Financial Statements, the Corporation historically has hedged a portion of its net investment in foreign subsidiaries. During 1995, the Corporation decided to limit the future hedging of its net investment in foreign subsidiaries. This action may increase the volatility of reported equity in the future, but will result in more predictable cash flows from hedging activities. During 1994, the Corporation elected to hedge a portion, generally limited to tangible net worth, of its foreign subsidiaries. Prior to 1994, the Corporation operated under a full hedge policy, hedging the net assets, including goodwill, of its foreign subsidiaries.
     In hedging the exposure to foreign currency fluctuations on its net investments in subsidiaries located outside the United States, the Corporation has entered into various currency forward contracts and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 1995, these activities netted to a cash outflow of $4.7 million compared to a cash outflow of $35.5 million in 1994. The corresponding gains and losses on these hedging activities were recorded in the equity adjustment from translation component of stockholders' equity. Also included in the equity adjustment from translation component were the costs of maintaining the hedge portfolio of foreign exchange contracts. These hedge costs decreased stockholders' equity by $8.7 million and $33.0 million in 1995 and 1994, respectively.
     As more fully described in Note 10 of Notes to Consolidated Financial Statements, the Corporation seeks to minimize through its foreign currency hedging activities the risk that its United States dollar cash flows resulting from product sales outside the United States will be affected by changes in exchange rates. Foreign currency commitment and transaction exposures generally are an integral part of the responsibility of management of the Corporation's individual operating units. These management responses to foreign exchange movements vary. For example, pricing actions, changes in cost structures, and changes in hedging strategies may all be effective responses to a change in exchange rates.
     In late 1994, the Mexican peso was severely devalued. Because the Corporation's Mexican peso exposure was hedged, this devaluation did not have a significant effect on earnings in 1994. While the currency situation in Mexico had an adverse effect on Mexican revenues in 1995, the effect on operating income was substantially offset by pricing actions and changes in cost structures and by the lower relative costs of Mexican production during 1995.
     Financing activities for 1995 used cash of $127.0 million compared to $210.9 million of cash used in 1994. During 1995, the Corporation recognized a $30.9 million extraordinary loss, $26.5 million of which was a non-cash charge, as a result of the early redemption of its Emhart subsidiary's 9.25% sinking fund debentures in the aggregate principal amount of $150.0 million. This extraordinary loss consisted of the write-off of the associated debt discount, plus premiums and costs associated with the redemption, net of related income tax benefits.
     As more fully explained in Note 10 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may later convert such debt from fixed to variable or from variable to fixed interest rates, or from United States dollar-based rates to rates based upon another currency, through the use of interest rate swap agreements. In addition, the Corporation may enter into interest rate cap agreements in order to limit the effects of increasing interest rates on a portion of its variable rate debt.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. These interest rate hedges could change the mix of fixed and variable rate debt as actual interest rates move outside the ranges covered by these instruments. The Corporation's variable rate debt to total debt ratio, after taking interest rate hedges into account, was 43% at December 31, 1995, compared to 34% at December 31, 1994, and 46% at December 31, 1993. At December 31, 1995, average debt maturity was 4.0 years compared to 4.9 years at December 31, 1994, and 4.8 years at December 31, 1993.
     The Corporation's unsecured revolving credit facility (the Credit Facility) includes certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios during the term of the loan, as more fully explained in Note 9 of Notes to Consolidated Financial Statements. The Corporation's leverage ratio during the life of the Credit Facility may not exceed 2.2 at the end of any fiscal quarter. The cash flow coverage ratio calculated as of the end of each fiscal quarter must be greater than 2.5 for any 12-month period. At December 31, 1995, the Corporation was well within the limits specified for the leverage and cash flow coverage ratios and was in compliance with all other covenants and provisions of the Credit Facility.
     The Corporation began the process of negotiating a replacement to the Credit Facility during the first quarter of 1996. The replacement facility is not expected to contain terms more stringent than those set forth in the Credit Facility and is expected to expire in the year 2001. The Corporation expects to continue to meet the covenants imposed by the Credit Facility (or any replacement facility) over the next 12 months.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to service debt. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under the Credit Facility or under short-term borrowing facilities. Management believes that cash generated from these sources will be adequate to meet the Corporation's cash requirements over the next 12 months.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
     Consolidated Statement of Earnings
        - years ended December 31, 1995, 1994, and 1993

     Consolidated Balance Sheet
         - December 31, 1995 and 1994

     Consolidated Statement of Cash Flows - years ended December 31, 1995, 1994, and 1993

     Notes to Consolidated Financial Statements

     Report of Independent Auditors


CONSOLIDATED STATEMENT OF EARNINGS
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)
                                                                                            Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                    1995              1994             1993
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $4,766.1          $4,365.2         $4,121.5
   Cost of goods sold                                                            3,016.7           2,769.7          2,657.4
   Marketing and administrative expenses                                         1,323.3           1,243.6          1,161.4
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                   426.1             351.9            302.7
   Interest expense (net of interest income of $8.6
     for 1995, $6.9 for 1994, and $8.2 for 1993)                                   184.4             187.9            171.8
   Other expense                                                                    16.2              15.4              7.4
----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income Taxes                            225.5             148.6            123.5
   Income taxes                                                                      9.0              58.7             59.4
----------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                                                216.5              89.9             64.1
Earnings from discontinued operations (net of income taxes of
   $8.7 for 1995, $4.0 for 1994, and $1.3 for 1993)                                 38.4              37.5             31.1
----------------------------------------------------------------------------------------------------------------------------
Earnings Before Extraordinary Item and Cumulative Effect
   of Change in Accounting Principle                                               254.9             127.4             95.2
Extraordinary loss from early extinguishment of debt
   (net of income tax benefit of $2.6)                                             (30.9)               --               --
Cumulative effect to January 1, 1993, of change in
   accounting principle for postemployment benefits                                   --                --            (29.2)
----------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                                    $  224.0          $  127.4         $   66.0
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common Shares                                        $  212.4          $  115.8         $   54.4
============================================================================================================================
Net Earnings Per Common and Common Equivalent Share:
----------------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings from continuing operations                                          $   2.33          $    .93         $    .63
   Earnings from discontinued operations                                             .44               .44              .37
   Extraordinary loss from early extinguishment of debt                             (.35)               --               --
   Cumulative effect adjustment for postemployment benefits                           --                --             (.35)
----------------------------------------------------------------------------------------------------------------------------
   Primary Earnings Per Share                                                   $   2.42          $   1.37         $    .65
============================================================================================================================
Shares Used in Computing Primary Earnings Per Share
   (in Millions)                                                                    87.9              84.3             83.6
============================================================================================================================
Assuming Full Dilution:
   Earnings from continuing operations                                          $   2.29          $    .93         $    .63
   Earnings from discontinued operations                                             .41               .44              .37
   Extraordinary loss from early extinguishment of debt                             (.33)               --               --
   Cumulative effect adjustment for postemployment benefits                           --                --             (.35)
----------------------------------------------------------------------------------------------------------------------------
   Fully Diluted Earnings Per Share                                             $   2.37          $   1.37         $    .65
============================================================================================================================
Shares Used in Computing Fully Diluted
   Earnings Per Share (in Millions)                                                 94.7              84.3             83.6
============================================================================================================================

See Notes to Consolidated Financial Statements



CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

                                                                                                  December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                             1995             1994
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                              $    131.6       $    65.0
Trade receivables, less allowances of $43.1 for 1995 and $38.2 for 1994                     651.3           635.1
Inventories                                                                                 855.7           700.5
Net assets of discontinued operations                                                       302.4           333.1
Other current assets                                                                        165.6           110.1
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                                   2,106.6         1,843.8
-------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                               866.8           822.7
Goodwill                                                                                  2,142.0         2,194.7
Other Assets                                                                                429.9           403.1
-------------------------------------------------------------------------------------------------------------------
                                                                                       $  5,545.3       $ 5,264.3
===================================================================================================================
Liabilities and Stockholders' Equity
Short-term borrowings                                                                  $    599.2       $   549.0
Current maturities of long-term debt                                                         48.0           121.1
Trade accounts payable                                                                      396.7           284.1
Other accrued liabilities                                                                   743.0           757.5
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                              1,786.9         1,711.7
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                            1,704.5         1,723.2
Deferred Income Taxes                                                                        52.8            45.4
Postretirement Benefits                                                                     307.8           328.2
Other Long-Term Liabilities                                                                 270.1           286.4
Stockholders' Equity
Convertible preferred stock (outstanding: December 31, 1995
   and 1994--150,000 shares)                                                                150.0           150.0
Common stock (outstanding: December 31, 1995--86,447,588 shares,
   December 31, 1994--84,688,803 shares)                                                     43.2            42.3
Capital in excess of par value                                                            1,084.5         1,049.1
Retained earnings                                                                           202.6            24.6
Equity adjustment from translation                                                          (57.1)          (96.6)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                             1,423.2         1,169.4
-------------------------------------------------------------------------------------------------------------------
                                                                                       $  5,545.3       $ 5,264.3
===================================================================================================================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)
                                                                                  Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------

                                                                            1995             1994              1993
---------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                            $  224.0         $  127.4         $    66.0
Adjustments to reconcile net earnings to cash flow from operating activities of continuing operations:
   Non-cash charges and credits:
     Depreciation and amortization                                         206.7            195.4             182.4
     Deferred income taxes                                                 (46.1)             8.9              18.8
     Extraordinary item                                                     26.5               --               --
     Cumulative effect of change in accounting principle                      --               --              29.2
     Other                                                                  19.5              1.9              (6.7)
   Earnings of discontinued operations                                     (38.4)           (37.5)            (31.1)
   Changes in selected working capital items:
     Trade receivables                                                      14.8            (83.5)            (42.0)
     Inventories                                                          (138.7)            31.9             (15.6)
     Trade accounts payable                                                108.1             58.3               9.5
   Other assets and liabilities                                            (59.5)             1.6            (113.3)
   Net (decrease) increase in receivables sold                             (14.0)            26.0               6.5
---------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations            302.9            330.4             103.7
   Cash flow from operating activities of discontinued operations            1.5             79.3              32.3
---------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                     304.4            409.7             136.0
---------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from partial sale of discontinued operations                       95.5               --                --
Investing activities of discontinued operations                            (12.9)           (15.5)            (18.4)
Proceeds from disposal of assets and businesses                             12.3             12.0             113.4
Capital expenditures                                                      (203.1)          (181.5)           (190.3)
Cash inflow from hedging activities                                        485.6          1,070.4           1,096.6
Cash outflow from hedging activities                                      (490.3)        (1,105.9)         (1,085.1)
---------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                    (112.9)          (220.5)            (83.8)
---------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                   191.5            189.2              52.2
Financing Activities
Net increase (decrease) in short-term borrowings                            47.2            217.4             (14.1)
Proceeds from long-term debt (including revolving credit facility)         274.0          1,226.7           2,008.3
Payments on long-term debt (including revolving credit facility)          (425.2)        (1,622.8)         (1,989.4)
Issuance of equity interest in a subsidiary                                   --              4.3               4.4
Issuance of common stock                                                    23.0              8.8               6.4
Cash dividends                                                             (46.0)           (45.3)            (45.1)
---------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                    (127.0)          (210.9)            (29.5)
Effect of exchange rate changes on cash                                      2.1              5.4              (7.1)
---------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                            66.6            (16.3)             15.6
Cash and cash equivalents at beginning of year                              65.0             81.3              65.7
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $  131.6         $   65.0         $    81.3
=====================================================================================================================

See Notes to Consolidated Financial Statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries


NOTE 1: SUMMARY OF ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.
RECLASSIFICATIONS: The accompanying Consolidated Financial Statements for 1994 and 1993 have been reclassified to identify separately the results of operations, net assets, and cash flows of the Corporation's discontinued information technology and services segment (see Note 2). In addition, certain prior year's amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 1995.
USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
FOREIGN CURRENCY  TRANSLATION:  The  financial  statements of  subsidiaries
outside the United  States,   except  those  subsidiaries  located  in  highly
inflationary economies, are generally measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.
CASH AND CASH EQUIVALENTS: Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.
INVENTORIES:  Inventories are stated at the lower of cost or market.  The cost of United States  inventories is based primarily on the last-in,  first-out
(LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.
PROPERTY AND DEPRECIATION:  Property,  plant and equipment is stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes and on accelerated and straight-line methods for tax reporting purposes.
GOODWILL AND OTHER INTANGIBLES: Goodwill and other intangibles are amortized on the straight-line method over periods ranging up to 40 years. On a periodic basis, the Corporation estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.
PRODUCT DEVELOPMENT COSTS: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $96.1 million in 1995, $89.2 million in 1994, and $90.6 million in 1993.
ADVERTISING AND PROMOTION: All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense, including expense of consumer rebates, was $265.1 million in 1995, $249.9 million in 1994, and $209.3 million in 1993.
POSTRETIREMENT BENEFITS: The Corporation and its subsidiaries have pension plans covering substantially all of their employees, who are primarily covered by non-contributory defined benefit plans. The plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans are generally amortized over the estimated remaining service periods of employees.
     Certain employees are covered by defined contribution plans. The Corporation's contributions to the plans are based on a percentage of employee compensation or employee contributions. The plans are funded on a current basis.
     In addition to pension benefits, the Corporation provides certain postretirement medical, dental, and life insurance benefits, principally to certain United States employees. Retirees in other countries are generally covered by government-sponsored programs.
     The Corporation uses the corridor approach in the valuation of defined benefits plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for
retired  participants,   the  average  remaining  life  expectancy.
DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Corporation principally in the management of its interest rate and foreign currency exposures.
     Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other accrued liabilities. The fair value of the swap agreements is not recognized in the Consolidated Financial Statements, since they are accounted for as hedges.
     The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense. The unamortized costs of the cap agreements are included in other assets.
     In the case of an early termination of an interest rate swap or cap, gains or losses resulting from the early termination are deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swap or cap.
     Gains and losses on hedges of net investments are not included in the Consolidated Statement of Earnings, but are reflected in the Consolidated Balance Sheet in the equity adjustment from translation component of stockholders' equity, with the related amounts payable to or due from the counterparties included in other liabilities or other assets.
     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses of foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.
STOCK-BASED COMPENSATION: The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.
     Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market price at the date of grant.
     The Corporation is required to adopt either the recognition or the disclosure provisions of SFAS No. 123 by no later than January 1, 1997. The Corporation expects to continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.
IMPAIRMENT OF LONG-LIVED ASSETS: The FASB recently issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Corporation is required to adopt effective January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Corporation does not expect the effect of its adoption of SFAS No.121 to be material.
NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Primary earnings per common and common equivalent share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during each year plus, for 1995, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. For 1994 and 1993, these incremental shares were immaterial and, accordingly, were not considered in the calculation of primary earnings per share.
     In 1995, fully diluted earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during 1995 plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options and conversion of the preferred shares. In 1994 and 1993, conversion of the preferred shares would have been anti-dilutive and, therefore, was not considered in the computation of fully diluted earnings per share. Also, in 1994 and 1993, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options were immaterial and, accordingly, were not considered in the calculation of fully diluted earnings per share. As a result, fully diluted earnings per share for 1994 and 1993 are not materially different from primary earnings per share.


NOTE 2: DISCONTINUED OPERATIONS
On December 13, 1995, the Corporation announced that it had signed a definitive agreement to sell PRC Inc. for $425.0 million. The sale of PRC Inc. to Litton Industries, Inc., is expected to be completed in the first quarter of 1996. A net gain on the sale of PRC Inc., estimated at $80.0 to $90.0 million, will be recognized upon completion of the sale. The Corporation sold PRC Realty Systems, Inc. ("RSI") on March 31, 1995, and sold PRC Environmental Management, Inc. ("EMI") on September 15, 1995, for proceeds of $60.0 million and $35.5 million, respectively. The aggregate gain on the sale of RSI and EMI of $2.5 million, net of applicable income taxes of $5.5 million, is included in earnings of discontinued operations for 1995. Together, PRC Inc., RSI, and EMI comprised the Corporation's information technology and services ("PRC") segment.
     Earnings from the discontinued PRC segment amounted to $38.4 million in 1995, $37.5 million in 1994, and $31.1 million in 1993, net of applicable income taxes of $8.7 million, $4.0 million, and $1.3 million, respectively, and are shown separately in the Consolidated Statement of Earnings. The results of the discontinued operations of PRC do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     Revenues of the discontinued PRC segment were $800.1 million in 1995, $883.1 million in 1994, and $760.7 million in 1993. These revenues are not included in revenues as reported in the Consolidated Statement of Earnings.
     Net assets of the discontinued PRC segment at the end of each year, in millions of dollars, consisted of the following:
                                                                1995       1994
                                                              ------     ------
Cash and cash equivalents ...............................     $  2.8     $   .9
Accounts receivable, net of allowances ...................     251.9      275.8
Inventories ..............................................      13.5       22.5
Current deferred tax benefits ............................      40.0         --
Other current assets .....................................      22.6       23.3
Plant and equipment, net of accumulated depreciation .....      20.0       35.4
Goodwill, net of accumulated amortization ................      40.1       98.3
Other non-current assets .................................      46.0       46.3
Accounts payable .........................................     (97.5)    (121.1)
Accrued expenses and other liabilities ...................     (37.0)     (48.3)
                                                              ------     ------
                                                              $302.4     $333.1
                                                              ======     ======


NOTE 3: TRADE RECEIVABLES
CONCENTRATION OF CREDIT: The Corporation sells products and services to customers in diversified industries and geographic regions, and, therefore, has no significant concentrations of credit risk. The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.
SALE OF RECEIVABLES PROGRAM: The Corporation's sale of receivables program provides for a seasonal expansion of capacity from $200.0 million to $275.0 million during the period from October 1 through January 31. Receivables under this program are sold on a revolving basis and are not subject to any significant recourse provisions. At December 31, 1995, the Corporation had sold $230.0 million of receivables under this program compared to $244.0 million at December 31, 1994. The discount on the sale of receivables is included in other expense.


NOTE 4: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:
                                                              1995         1994
                                                           -------      -------
FIFO Cost
   Raw materials and work-in-process .................      $231.6       $198.6
   Finished products .................................       665.0        543.1
                                                           -------      -------
                                                             896.6        741.7
Excess of FIFO cost over LIFO inventory value ........       (40.9)       (41.2)
                                                           -------      -------
                                                            $855.7       $700.5
                                                           =======      =======

     The cost of United States inventories stated under the LIFO method was approximately 44% and 50% of the value of total inventories at December 31, 1995 and 1994, respectively.


NOTE 5: PROPERTY,PLANT AND EQUIPMENT
Property, plant and equipment at the end of each year, in millions of dollars, consisted of the following:
                                                             1995         1994
                                                         --------     --------
Property, plant and equipment at cost:
Land and improvements ............................       $   69.4     $   68.3
Buildings ........................................          360.7        342.6
Machinery and equipment ..........................        1,342.1      1,257.9
                                                         --------     --------
                                                          1,772.2      1,668.8
Less accumulated depreciation ....................          905.4        846.1
                                                         --------     --------
                                                         $  866.8     $  822.7
                                                         ========     ========


NOTE 6: GOODWILL
Goodwill at the end of each year, in millions of dollars, was as follows:
                                                          1995             1994
                                                      --------         --------
Goodwill .....................................        $2,635.0         $2,619.3
Less accumulated amortization ................           493.0            424.6
                                                      --------         --------
                                                      $2,142.0         $2,194.7
                                                      ========         ========


NOTE 7: OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:
                                                        1995               1994
                                                     -------            -------
Salaries and wages .......................            $ 91.8             $ 84.1
Employee benefits ........................              66.2               53.5
All other ................................             585.0              619.9
                                                     -------            -------
                                                      $743.0             $757.5
                                                     =======            =======

     All other at December 31, 1995 and 1994, primarily consisted of accruals for trade discounts and allowances, insurance, warranty costs, advertising, interest, and income and other taxes.


NOTE 8: SHORT-TERM BORROWINGS
Short-term borrowings at December 31, 1995 and 1994, included unsecured money market loans in the amounts of $206.5 million and $293.3 million, respectively, at contracted interest rates based on a margin over the London Interbank Offered Rate (LIBOR). These loans are payable on demand with a one-to-five day notice period. Short-term borrowings at December 31, 1995 and 1994, also included $150.0 million and $75.0 million, respectively, of competitive bid rate loans under the Corporation's unsecured revolving credit facility, as more fully described in Note 9. Short-term borrowings in the amounts of $242.7 million and $180.7 million at December 31, 1995 and 1994, respectively, primarily consisted of borrowings of subsidiaries outside the United States under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted average interest rate on short-term borrowings outstanding at December 31, 1995 and 1994, was 6.2% and 7.0%, respectively.
     Under the terms of uncommitted lines of credit at December 31, 1995, certain subsidiaries outside the United States may borrow up to an additional $396.7 million on such terms as may be mutually agreed upon. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.


NOTE 9: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:
                                                            1995          1994
                                                        --------      --------
Revolving credit facility expiring 1997 ............    $  436.8      $  426.2
7.50% notes due 2003 ...............................       500.0         500.0
6.625% notes due 2000 ..............................       250.0         250.0
7.0% notes due 2006 ................................       250.0         250.0
Medium Term Notes due from 1996 through 2002 .......       236.8         151.8
9.25% sinking fund debentures ......................          --         150.0
6.75% deutsche mark bearer bonds ...................          --         111.4
Other loans due through 2009 .......................        78.9          37.6
Less current maturities of long-term debt ..........       (48.0)       (121.1)
Less debt discounts ................................          --         (32.7)
                                                        --------      --------
                                                        $1,704.5      $1,723.2
                                                        ========      ========

     In 1995, the Corporation recognized a $30.9 million extraordinary loss as a result of the early redemption of the 9.25% sinking fund debentures of its subsidiary, Emhart Corporation. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus premiums and costs associated with the redemption, net of income tax benefits of $2.6 million. The Corporation financed Emhart's redemption of the sinking fund debentures through internally generated cash and proceeds from the sales of the RSI and EMI businesses during 1995.
     During 1994, the Corporation filed a shelf registration statement to issue up to $500.0 million of debt securities, which may consist of debentures, notes, or other unsecured evidences of indebtedness (the Medium Term Notes). As of December 31, 1995, $236.8 million aggregate principal amount of the Medium Term Notes had been issued under this shelf registration statement. Of that amount, $194.8 million bear interest at fixed rates ranging from 6.93% to 8.95%, while the remainder bears interest at variable rates.
     As a result of the issuance of public debt, the Corporation reduced the amount of credit available under its unsecured revolving credit facility (the Credit Facility) from $1.7 billion as of December 31, 1994, to $1.4 billion as of December 31, 1995. The amount available for borrowing under the Credit Facility at December 31, 1995, was $813.2 million.
     Borrowing options under the Credit Facility are at LIBOR plus a specified percentage, or at other variable rates set forth therein. The interest rate margin over LIBOR declines as the Corporation's leverage ratio improves. At December 31, 1994, borrowings under the Credit Facility were at LIBOR plus
 .4375% (borrowings were at LIBOR plus .50% prior to the renegotiation of pricing under the Credit Facility in October 1994). Due to improvements in the Corporation's leverage ratio, the borrowing rate under the Credit Facility declined by .1125%, effective January 1, 1995, to LIBOR plus .325% and declined by .075%, effective January 1, 1996, to LIBOR plus .25%. The Corporation also is able to borrow by means of competitive bid rate loans under the Credit Facility. Competitive bid rate loans are made through an auction process at then-current market rates and are classified as short-term borrowings in the Consolidated Balance Sheet. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee to each bank equal to
 .175% (.25%, prior to October 1994) of the amount of the bank's commitment, whether used or unused.
     The  Credit  Facility  includes  various  customary  covenants,   including
covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and financial covenants requiring the Corporation to maintain a specified leverage ratio and to achieve certain levels of cash flow to fixed expense coverage. As of December 31, 1995, the Corporation was in compliance with all terms and conditions of the Credit Facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility over the next 12 months. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.
     Indebtedness of subsidiaries in the aggregate principal amounts of $759.1 million and $773.8 million were included in the Consolidated Balance Sheet at December 31, 1995 and 1994, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
     Principal payments on long-term debt obligations due over the next five years are as follows: $48.0 million in 1996, $488.4 million in 1997, $56.7 million in 1998, $57.0 million in 1999, and $250.0 million in 2000. Interest payments on all indebtedness were $209.0 million in 1995, $184.9 million in 1994, and $165.0 million in 1993.


NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 14 countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates. As an end user of derivative financial instruments, the Corporation utilizes derivatives to manage these risks by creating offsetting market positions. The Corporation's use of derivatives with respect to interest rate and foreign currency exposures is discussed below.
CREDIT EXPOSURE: The Corporation is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Corporation monitors the creditworthiness of the counterparties and presently does not expect default by any of the counterparties. The Corporation does not obtain collateral in connection with its derivative financial instruments.
     The credit exposure that results from interest rate and foreign exchange contracts is represented by the fair value of contracts with a positive fair value as of the reporting date, as indicated below. Some derivatives are not subject to credit exposures. The fair value of all financial instruments is summarized in Note 11.
INTEREST RATE RISK MANAGEMENT: The Corporation manages its interest rate risk, primarily through the use of interest rate swap and cap agreements, in order to achieve a cost effective mix of fixed to variable rate indebtedness. The Corporation seeks to issue debt opportunistically, whether fixed or variable, at the lowest possible cost and then, based upon its assessment of the future interest rate environment, may, through the use of interest rate derivatives, convert such debt from fixed to variable or from variable to fixed interest rates. Similarly, the Corporation may, at times, seek to limit the effects of rising interest rates on its variable rate debt through the use of interest rate caps.
     The amounts exchanged by the counterparties to interest rate swap and cap agreements normally are based upon notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps and caps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments. The notional amounts of the Corporation's interest rate derivatives at the end of each year, in millions of dollars, were as follows:
                                                           1995            1994
                                                        -------         -------
Interest rate swaps:
   Fixed to variable rates .....................         $700.0          $850.0
   Variable to fixed rates .....................          450.0           750.0
   Rate basis swaps ............................          150.0           200.0
   U.S. rates to foreign rates .................          175.0           175.0

Interest rate caps purchased ...................         $150.0          $100.0

     The Corporation's portfolio of interest rate swap instruments as of December 31, 1995, included $700.0 million notional amounts of fixed to variable rate swaps with a weighted average fixed rate receipt of 6.25%. The basis of the variable rate swaps paid is LIBOR. A number of the fixed to variable rate swaps contain provisions that permit, during a portion of the terms of the swap, the setting of the variable rates at either the beginning or the end of the reset periods, at the option of the counterparties. The reset periods generally occur every three to six months. The maturities of these swaps, by notional amounts, are as follows: $100.0 million in 1998, $150.0 million in 2000, and the balance in the years 2001 through 2004. A total of $300.0 million of these swaps, maturing in 2003, contains provisions that permit the counterparties to terminate the swap, without penalty, beginning in 1998.
     As of December 31, 1995, the portfolio also included $450.0 million notional amounts of variable to fixed rate swaps with a weighted average fixed rate payment of 6.52%. The basis of the variable rate received is LIBOR. Of these swaps to fixed rates, $200.0 million and $250.0 million mature in 1997 and 1998, respectively.
     As of December 31, 1995, the portfolio also contained $150.0 million notional amounts of rate basis swaps, which swap to the higher of a specified weighted average fixed rate payment of 6.85% or a weighted average variable rate payment of LIBOR minus 1.49%. The basis of the variable rates received is LIBOR. Rates received under these rate basis swaps are generally reset every three months. The maturities of these swaps, by notional amounts, are as follows:
$50.0 million in 1996, $50.0 million in 1997, and $50.0 million in 1998. At December 31, 1995, payments under these swaps were based on the weighted average fixed rate payment provisions of the swap agreements.
     The remainder of the interest rate swap portfolio as of December 31, 1995, consisted of $175.0 million notional amounts of interest rates swaps that swap from United States dollars into foreign currencies. Of that amount, $150.0 million had been swapped from fixed rate United States dollars (with a weighted average fixed rate of 6.75%) into fixed rate Japanese yen (with a weighted average fixed rate of 4.68%). Of the $150.0 million notional amounts, $100.0 million mature in 1996, and the balance in 1997. A total of $25.0 million notional amounts of interest rate swaps, maturing in 1997, had been swapped from variable rate United States dollars (with the variable rate based on LIBOR) into fixed rate Swiss francs (with a weighted average fixed rate of 5.17%).
     As of December 31, 1995, the Corporation also had $150.0 million notional amounts of interest rate caps, which have the effect of limiting the Corporation's exposure to high interest rates. The interest rate caps mature in 1997 and have cap rates of 7.0%. For a total of $100.0 million notional amounts of the interest rate caps, the cap rates increase from 7.0% to 9.0% for any period in which LIBOR exceeds 9.0%.
     The Corporation's credit exposure on its interest rate derivatives as of December 31, 1995 and 1994, was $3.5 million and $22.2 million, respectively. Deferred gains and losses on the early termination of interest rate swaps as of December 31, 1995 and 1994, were not significant.
FOREIGN CURRENCY MANAGEMENT: The Corporation enters into various foreign currency contracts in managing its foreign exchange risks. The contractual amounts of foreign currency derivative financial instruments (principally, forward exchange contracts and options) are generally exchanged by the counterparties.
     In order to limit the volatility of reported equity, the Corporation historically has hedged a portion of its net investment in subsidiaries located outside the United States, where practicable, except for those subsidiaries located in highly inflationary economies. This has been accomplished through the use of foreign currency forward contracts, foreign currency swaps, and purchased foreign currency options with little or no intrinsic value at the inception of the options. During 1995, the Corporation decided to limit the future hedging of its net investment in foreign subsidiaries. This action may increase the volatility of reported equity in the future but will result in more predictable cash flows from hedging activities. During 1994, the Corporation elected to hedge a portion, generally limited to tangible net worth, of its net investment in subsidiaries outside the United States. Prior to 1994, the Corporation generally operated under a full hedge policy, hedging the net assets, including goodwill, of its subsidiaries outside the United States.
     Through its foreign currency hedging activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products outside the United States will be affected by changes in exchange rates. Foreign currency transaction and commitment exposures generally are the responsibility of the Corporation's individual operating units to manage as an integral part of their business. Management responds to foreign exchange movements through many alternative means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The Corporation hedges its foreign currency transaction and firm purchase commitment exposures, including firm intercompany foreign currency purchases, based on management's judgment, generally through the use of forward exchange contracts and purchased options with little or no intrinsic value at the inception of the options. Some of the contracts involve the exchange of two foreign currencies, according to the local needs of the subsidiaries. The Corporation utilizes some natural hedges to mitigate its transaction and commitment exposures. Intercompany foreign currency purchase commitments are considered to be firm when performance under the commitments is probable because of sufficiently large disincentives to the Corporation for non-performance. Deferred gains and losses on hedged intercompany purchases are recognized in cost of sales when the related inventory is sold or when a hedged purchase is no longer expected to occur.
     The following table summarizes the contractual amounts of the Corporation's forward exchange contracts as of December 31, 1995 and 1994, in millions of dollars, including details by major currency as of December 31, 1995. Foreign currency amounts are translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

As of December 31, 1995                                    Buy             Sell
                                                      --------         --------
United States dollar ....................             $  964.8         $ (754.0)
Pound sterling ..........................                375.8           (168.5)
Deutsche mark ...........................                162.4           (312.7)
Swedish krona ...........................                129.7           (137.1)
Japanese yen ............................                 24.2           (178.8)
French franc ............................                 82.0           (131.8)
Canadian dollar .........................                290.8           (254.3)
Italian lira ............................                113.1           (107.3)
Swiss franc .............................                 59.3            (54.8)
Other ...................................                103.7           (222.9)
                                                      --------         --------
Total ...................................             $2,305.8        $(2,322.2)
                                                      ========         ========

As of December 31, 1994

Total .....................................           $2,120.5        $(2,137.1)
                                                      ========         ========

     The contractual amounts of the Corporation's purchased currency options to buy currencies, predominantly the United States dollar, and to sell various currencies were $25.1 million and $25.6 million, respectively, at December 31, 1995, and $266.7 million and $262.3 million, respectively, at December 31, 1994.
     The Corporation's credit exposure on its foreign currency derivatives as of December 31, 1995 and 1994, was $28.9 million and $43.2 million, respectively.
     Gross deferred realized gains and losses on commitment hedges were not significant at December 31, 1995 and 1994. Substantially all of the amounts deferred at December 31, 1995, are expected to be recognized in earnings during 1996, when the gains or losses on the underlying transactions also will be recognized.


NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.
     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES, CERTAIN OTHER CURRENT ASSETS, SHORT-TERM BORROWINGS, AND CURRENT MATURITIES OF LONG-TERM DEBT: The amounts reported in the Consolidated Balance Sheet approximate fair value. LONG-TERM DEBT: Publicly traded debt is valued based on quoted market values. The amount reported in the Consolidated Balance Sheet for the remaining long-term debt approximates fair value since such debt was either variable rate debt or fixed rate debt that had been recently issued as of the reporting date. INTEREST RATE HEDGES: The fair value of interest rate hedges, including interest rate swaps and caps, reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date, thereby taking into account unrealized gains and losses of open contracts as of the reporting date.
FOREIGN CURRENCY CONTRACTS: The fair values of forward exchange contracts and options are estimated using prices established by financial institutions for comparable instruments.
     The following table sets forth the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying values approximate fair values, in millions of dollars:

Assets (Liabilities)                               Carrying             Fair
As of December 31, 1995                              Amount            Value
                                                   --------         --------
Non-derivatives:
   Long-term debt ..........................      $(1,704.5)       $(1,779.9)
                                                   --------         --------
Derivatives relating to:
   Debt
     Assets ................................            2.6              3.5
     Liabilities ...........................            (.5)           (16.4)
   Foreign Currency
     Assets ................................           12.6             28.9
     Liabilities ...........................          (32.6)           (46.3)
                                                   --------         --------

Assets (Liabilities)                               Carrying             Fair
As of December 31, 1994                              Amount            Value
                                                   --------         --------
Non-derivatives:
   Long-term debt ..........................      $(1,723.2)       $(1,637.3)
                                                   --------         --------
Derivatives relating to:
   Debt
     Assets ................................             .6             22.2
     Liabilities ...........................           (1.4)          (101.8)
   Foreign Currency
     Assets ................................           38.0             43.2
     Liabilities ...........................          (43.9)           (62.6)
                                                   --------         --------

     The carrying amounts of debt-related derivatives are included in the Consolidated Balance Sheet in other accrued liabilities. The carrying amounts of foreign currency-related derivatives related to net investment and commitment hedges are included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The carrying amounts of foreign currency-related derivatives related to transaction hedges are included in the same balance sheet line item as the hedged transaction.

NOTE 12: INCOME TAXES
Earnings (losses) from continuing operations before income taxes, extraordinary item, and cumulative effect of change in accounting principle, for each year, in millions of dollars, were as follows:
                                          1995            1994             1993
                                       -------         -------          -------
United States .................         $ 83.5          $(16.6)          $ 19.9
Other countries ...............          142.0           165.2            103.6
                                       -------         -------          -------
                                        $225.5          $148.6           $123.5
                                       =======         =======          =======

     Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:
                                               1995          1994          1993
                                            -------       -------       -------
Current:
   United States .....................        $20.2         $ 4.7         $ 7.3
   Other countries ...................         33.5          43.7          32.3
   Withholding on remittances
     from other countries ............          1.4           1.4           1.0
                                            -------       -------       -------
                                               55.1          49.8          40.6
                                            -------       -------       -------
Deferred:
   United States .....................        (50.2)         12.0          20.7
   Other countries ...................          4.1          (3.1)         (1.9)
                                            -------       -------       -------
                                              (46.1)          8.9          18.8
                                            -------       -------       -------
                                              $ 9.0         $58.7         $59.4
                                            =======       =======       =======

     During 1995, 1994 and 1993, the Corporation utilized United States tax loss carryforwards and capital loss carryforwards obtained in a prior business combination. The effect of utilizing these carryforwards was to recognize deferred income tax expense and to reduce goodwill by $21.0 million in 1995, $15.5 million in 1994, and $21.7 million in 1993.
     In 1995, income tax benefits of $2.6 million were recorded on the extraordinary loss on extinguishment of debt. In 1993, no income tax benefits were recorded on the cumulative effect adjustment for postemployment benefits. The tax assets related to this adjustment were predominantly in the United States and were offset by a corresponding increase in the deferred tax asset valuation allowance. Income tax expense recorded directly as an adjustment to equity as a result of hedging activities in 1995, 1994, and 1993 was not significant.
     Income tax payments were $56.3 million in 1995, $44.5 million in 1994, and $92.2 million in 1993. Taxes paid during 1993 included $49.0 million of previously accrued tax payments relating to settlement of prior-year tax audit issues.
     Deferred tax assets (liabilities) at the end of each year, in millions of dollars, were composed of the following:
                                                              1995         1994
                                                           -------      -------
Deferred tax liabilities:
   Fixed assets ......................................     $ (45.8)     $ (54.4)
   Postretirement benefits ...........................       (32.5)       (31.2)
   Other .............................................        (8.8)       (28.1)
                                                           -------      -------
Gross deferred tax liabilities .......................       (87.1)      (113.7)
                                                           -------      -------
Deferred tax assets:
   Bad debt allowance ................................         6.0          4.1
   Inventories .......................................        16.3         17.2
   Postretirement benefits ...........................         7.9         19.2
   Fixed assets ......................................          --          5.7
   Net assets of discontinued operations .............        40.0           --
   Other accruals ....................................        97.8        131.5
   Tax loss carryforwards ............................       115.9        144.3
   Tax credit and capital loss carryforwards .........        58.0         55.1
                                                           -------      -------
Gross deferred tax assets ............................       341.9        377.1
                                                           -------      -------
Deferred tax asset valuation allowance ...............      (187.7)      (301.2)
                                                           -------      -------
Net deferred tax assets (liabilities) ................     $  67.1      $ (37.8)
                                                           =======      =======

     Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, net assets of discontinued operations, other accrued liabilities, and deferred income taxes.
     Net deferred tax assets (prior to the valuation allowance) of $41.0 million as of December 31, 1995, resulted from a prior business combination and, accordingly, will result in a reduction of goodwill if realized for financial reporting purposes.
     At December 31, 1994, a full valuation allowance was provided on net deferred tax assets in the United States based upon the Corporation's history of taxable earnings (losses) over the past several years and the volatility of comprehensive taxable earnings (losses) in the United States due to foreign exchange contracts. In addition, a full valuation allowance on net tax assets in certain foreign taxing jurisdictions was provided at December 31, 1994, based on the history of taxable earnings (losses), the tax carryforward periods, and projected earnings.
     During the year ended December 31, 1995, the deferred tax asset valuation allowance decreased by $113.5 million. Included in the decrease was $109.0 million, which resulted from the Corporation's reversal of a portion of the deferred tax asset valuation allowance based on the projection of estimable taxable earnings in the United States, including the effect of the pending sale of PRC Inc. The remaining decrease was due to the utilization of domestic tax loss carryforwards, offset by increased tax losses generated by foreign operations.
     During the year ended December 31, 1994, the deferred tax asset valuation allowance decreased by $45.3 million, primarily due to utilization of tax loss carryforwards and capital loss carryforwards.
     Tax basis carryforwards at December 31, 1995, consisted of net operating losses expiring from 1996 to 2011, capital loss carryforwards expiring in 1996, and other tax credits expiring from 1998 to 2008.
     At December 31, 1995, unremitted earnings of subsidiaries outside the United States were approximately $1.3 billion, on which no United States taxes have been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional tax that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any United States tax and offset any foreign withholding tax.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:
                                                    1995       1994       1993
                                                 -------    -------    -------
Income taxes at federal
   statutory rate ..............................   $78.9      $52.0      $43.2
Lower effective taxes on earnings of
   other countries .............................   (16.5)     (18.7)     (15.0)
Effect of net operating loss carryforwards .....   (19.4)      (2.7)       (.7)
Effect of reduction in deferred tax asset
   valuation  allowance due to projection
   of  estimable  earnings  in the United
   States,  including  the effect of the
   pending sale of PRC Inc. ....................   (65.0)        --         --
Withholding on remittances from other
   countries ...................................     1.4        1.4        1.0
Amortization and write-off of goodwill .........    24.6       24.5       23.7
Other-net ......................................     5.0        2.2        7.2
                                                 -------    -------    -------
Income taxes ...................................   $ 9.0      $58.7      $59.4
                                                 =======    =======    =======


NOTE 13: POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS
Net pension cost (credit) for all domestic defined benefit plans included the following components for each year, in millions of dollars:
                                                   1995       1994       1993
                                                -------    -------    -------
Service cost ................................   $  11.3      $14.0      $11.8
Interest cost on projected benefit obligation      47.9       45.6       44.0
Actual return on assets .....................    (108.2)     (20.8)     (98.6)
Net amortization and deferral ...............      39.3      (38.2)      33.4
                                                -------    -------    -------
   Net pension cost (credit) ................   $  (9.7)     $  .6      $(9.4)
                                                =======    =======    =======

     The funded status of the domestic defined benefit plans at the end of each year, in millions of dollars, was as follows:
                                                               1995        1994
                                                            -------     -------
Actuarial present value of benefit obligations:
     Vested benefit .....................................    $585.2      $492.9
                                                            =======     =======
     Accumulated benefit ................................    $611.5      $505.4
                                                            =======     =======
     Projected benefit ..................................    $653.0      $553.1
Plan assets at fair value ...............................     750.6       686.6
                                                            -------     -------
Plan assets in excess of projected benefit obligation ...      97.6       133.5
Unrecognized net loss ...................................     129.3        79.6
Unrecognized prior service cost .........................       5.6         6.3
Unrecognized net asset at date of adoption net
 of amortization ........................................      (4.2)       (5.3)
                                                            -------     -------
Net pension asset recognized in the Consolidated
 Balance Sheet...........................................    $228.3      $214.1
                                                            =======     =======
Discount rates ..........................................      7.75%        9.0%
Salary scales ...........................................   5.0-6.0%    5.0-6.0%
Expected return on plan assets ..........................      10.5%       10.5%


     The Corporation's net pension expense (credit) for defined benefit pension plans outside the United States was $.8 million in 1995, $(2.0) million in 1994, and $(.7) million in 1993. The net pension asset recognized in the Consolidated Balance Sheet for those plans outside the United States where assets exceeded accumulated benefits was $102.0 million and $96.6 million at December 31, 1995 and 1994, respectively. Liabilities of these plans were discounted at rates ranging from 8.0% to 9.0% in 1995 and from 5.0% to 9.0% in 1994, and expected rates of return on assets of these plans ranged from 10.0% to 10.5% in 1995 and from 5.5% to 12.0% in 1994. The net pension liability recognized in the Consolidated Balance Sheet for those plans outside the United States where accumulated benefits exceeded assets was $71.7 million and $66.9 million at December 31, 1995 and 1994, respectively. Liabilities of these predominantly unfunded plans were discounted at rates ranging from 4.5% to 9.0% in 1995 and from 7.0% to 10.0% in 1994.
     Assets of domestic plans and plans outside the United States consist principally of investments in equity securities, debt securities, and cash equivalents.
     The expected returns on plan assets during 1993 for defined benefit plans were 10.5% for plans in the United States and 5.5% to 12.0% for funded plans outside the United States.
     Expense for defined contribution plans amounted to $11.6 million, $8.3 million, and $7.1 million in 1995, 1994, and 1993, respectively.
     The Corporation has several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical and dental plans are contributory and include certain cost-sharing features, such as deductibles and co-payments.
     Net periodic postretirement benefit expense included the following components, in millions of dollars:
                                                     1995       1994      1993
                                                  -------    -------   -------
Service expense ...............................     $ 1.6      $ 1.8     $ 1.7
Interest expense ..............................      14.0       12.9      14.8
Net amortization ..............................      (7.0)      (8.0)     (7.7)
                                                  -------    -------    -------
Net periodic postretirement benefit expense ...     $ 8.6      $ 6.7     $ 8.8
                                                  =======    =======    =======

     The reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the Consolidated Balance Sheet at the end of each year, in millions of dollars, was as follows:
                                                              1995        1994
                                                           -------     -------
Accumulated postretirement benefit obligation:
   Retirees ............................................    $129.0      $133.1
   Fully eligible active participants ..................      15.7        10.7
   Other active participants ...........................      13.5        22.2
                                                           -------     -------
Total ..................................................     158.2       166.0
                                                           -------     -------
Unrecognized prior service cost ........................      59.7        63.5
Unrecognized net loss ..................................      22.3        15.8
                                                           -------     -------
Net postretirement benefit liability recognized in
   the Consolidated Balance Sheet ......................    $240.2      $245.3
                                                           =======     =======

     The health care cost trend rate used to determine the postretirement benefit obligation was 8.75% for 1995 and 1996, decreases gradually to an ultimate rate of 4.75% in 2001, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The effect of a 1% annual increase in these assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $11.8 million. The effect of a 1% increase on the aggregate of the service and interest cost components of net periodic postretirement benefit cost is immaterial. An assumed discount rate of 7.75% was used to measure the accumulated postretirement benefit obligation for 1995 compared to 9.0% used in 1994.
     As of January 1, 1993, the Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which addresses the accounting for certain benefits provided to former employees prior to retirement. These benefits primarily relate to disability and workers' compensation. Prior to January 1, 1993, the Corporation recognized the cost of providing these benefits principally on the cash basis. Since that date, the Corporation's policy has been to accrue these benefits when payment of such benefits is probable and when sufficient information exists to make reasonable estimates of the amounts to be paid. As a result of the adoption of SFAS No. 112, a $29.2 million cumulative effect adjustment was recorded as a reduction of net income during 1993.


NOTE 14: STOCKHOLDERS'EQUITY
(Dollars in Millions Except Per Share Amounts)

                                                                                                             Equity
                              Outstanding              Outstanding              Capital in   Retained    Adjustment
                                Preferred                   Common        $.50   Excess of   Earnings          From
                                   Shares     Amount        Shares   Par Value   Par Value  (Deficit)   Translation
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992      150,000     $150.0    83,428,106       $41.7    $1,028.6     $ (78.4)      $(67.9)
Net earnings                           --         --            --          --          --        66.0           --
Cash dividends:
   Common ($.40 per share)             --         --            --          --          --       (33.5)          --
   Preferred                           --         --            --          --          --       (11.6)          --
Common stock issued under
   employee benefit plans              --         --       417,088          .2         6.2         --            --
Valuation changes, less net effect
   of hedging activities               --         --            --          --          --         --         (52.4)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993      150,000      150.0    83,845,194        41.9     1,034.8       (57.5)      (120.3)
Net earnings                           --         --            --          --          --       127.4           --
Cash dividends:
   Common ($.40 per share)             --         --            --          --          --       (33.7)          --
   Preferred                           --         --            --          --          --       (11.6)          --
Common stock issued under
   employee benefit plans              --         --       843,609          .4        14.3          --           --
Valuation changes, less net effect
   of hedging activities               --         --            --          --          --          --         23.7
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994      150,000      150.0    84,688,803        42.3     1,049.1        24.6        (96.6)
Net earnings                           --         --            --          --          --       224.0           --
Cash dividends:
   Common ($.40 per share)             --         --            --          --          --       (34.4)          --
   Preferred                           --         --            --          --          --       (11.6)          --
Common stock issued under
   employee benefit plans              --         --     1,758,785          .9        35.4          --           --
Valuation changes, less net effect
   of hedging activities               --         --            --          --          --          --         39.5
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995      150,000     $150.0    86,447,588       $43.2    $1,084.5      $202.6       $(57.1)
====================================================================================================================

     The Corporation has one class of $.50 par value common stock with 150,000,000 authorized shares. The Corporation has authorized 5,000,000 shares of preferred stock without par value, of which 1,500,000 shares have been designated as Series A Junior Participating Preferred Stock (Series A) and 150,000 shares have been designated as Series B Cumulative Convertible Preferred Stock (Series B).
     Holders of Series B stock are entitled to dividends, payable quarterly, at an annual rate of $77.50 per share. In accordance with the terms of the Articles Supplementary that set forth the terms and conditions of the Series B stock, each share of Series B stock now is convertible into 42-1/3 shares of common stock and is entitled to 42-1/3 votes on matters submitted generally to the stockholders of the Corporation. The conversion rate and the number of votes per share are subject to adjustment under certain circumstances pursuant to anti-dilution provisions. The Corporation has reserved 6,350,000 shares of common stock for issuance upon conversion of the shares of Series B stock. The shares of Series B stock are not redeemable at the option of the Corporation until September 2001. For a 90-day period thereafter, the Corporation is entitled to redeem all, but not less than all, of the shares of Series B stock at a redemption price equal to the current market price of the shares of common stock into which the Series B stock is then convertible. The shares of Series B stock are not subject to redemption at the option of the holders of the shares under any circumstances. The Corporation also has the option, after September 1996, to require the conversion of the shares of Series B stock into shares of common stock if the current market price of the shares of common stock is at least equal to $39.45 per share (subject to adjustment) for a period of 20 trading days out of 30 consecutive trading days.
     In connection with the sale of the Series B stock, the Corporation and the purchaser of Series B stock entered into a standstill agreement that includes, among other things, provisions limiting the purchaser's ownership and voting of shares of the Corporation's capital stock, provisions limiting actions by the purchaser with respect to the Corporation, and provisions generally restricting the purchaser's equity interest to 15%. The standstill agreement expires in September 2001.
     The Corporation has a Stockholder Rights Plan pursuant to which, under certain conditions, each stockholder has share purchase rights for each outstanding share of common stock and Series B stock of the Corporation. The Corporation has reserved 1,500,000 shares of Series A stock for possible issuance upon exercise of the rights.


NOTE 15: STOCK OPTION AND PURCHASE PLANS
Under various stock option plans, options to purchase common stock may be granted until 2002. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights issued simultaneously with the grant of the stock options. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 1995, 14,500 incentive stock options, 5,387,434 non-qualified stock options without cash appreciation rights, and 150,000 non-qualified stock options with cash appreciation rights were outstanding under domestic plans. There were 236,754 stock options outstanding under the Corporation's United Kingdom plan.

     Under all plans, there were 358,564 shares of common stock reserved for future grants as of December 31, 1995. Transactions are summarized as follows:
                                                  Stock Options
                                                    Outstanding    Price Range
                                                  -------------   ------------
December 31, 1994 .......................             6,452,282   $ 9.88-25.25
Granted .................................               736,100    30.13-35.38
Exercised ...............................             1,165,152     9.88-25.25
Cancelled or expired ....................               234,542     9.88-25.25
                                                   ------------   ------------
December 31, 1995 .......................             5,788,688     9.88-35.38
                                                   ------------   ------------

                                                  Stock Options
                                                    Outstanding    Price Range
                                                  -------------   ------------
Shares exercisable at
   December 31, 1995 .....................            3,910,292    $9.88-25.25
                                                   ------------   ------------
Shares exercised during the year
   ended December 31, 1994 ...............              343,702     9.88-21.63
                                                   ------------   ------------
Shares exercised during the year
   ended December 31, 1993 ...............              330,024     9.88-20.88
                                                   ------------   ------------

     Under the 1991 Employees Stock Purchase Plan, employees may subscribe to purchase shares of the Corporation's common stock at the lower of 90% of market value on the date offered or on the date purchased.
     Transactions under this plan are summarized as follows:
                                              Common Shares
                                                 Subscribed             Prices
                                                 ----------             ------
December 31, 1994 .........................         152,880             $19.13
Subscriptions .............................         193,120              25.50
Purchases .................................         135,686              19.13
Cancellations .............................          19,651        19.13-25.50
                                                  ---------        -----------
December 31, 1995 .........................         190,663              25.50
                                                  ---------        -----------
Shares purchased during the year
   ended December 31, 1994 ................         208,529              16.25
                                                  ---------        -----------
Shares purchased during the year
   ended December 31, 1993 ................          87,064              16.75
                                                  ---------        -----------


NOTE 16: BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Corporation operates in two business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products, including fastening systems and glass container-making equipment.
     Sales, operating income, capital expenditures, and depreciation set forth in the following table exclude the results of the discontinued PRC segment. Corporate assets included in corporate and eliminations were $688.1 million at December 31, 1995, $575.4 million at December 31, 1994, and $567.9 million at December 31, 1993, and consist principally of cash and cash equivalents, other current assets, property, other sundry assets, and net assets of the discontinued PRC segment. The remainder of corporate and eliminations includes certain pension credits and amounts to eliminate intercompany items, including accounts receivable and payable and intercompany profit in inventory.

Business Segments
(Millions of Dollars)
                                                             Consumer &   Commercial &
                                                       Home Improvement     Industrial    Corporate &
1995                                                           Products       Products   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                $4,075.6      $   690.5       $     --      $4,766.1
Operating income                                                  348.5           74.8            2.8         426.1
Operating income excluding goodwill amortization                  399.8           91.9            2.8         494.5
Identifiable assets                                             4,929.2        1,382.8         (766.7)      5,545.3
Capital expenditures                                              184.1           15.7            3.3         203.1
Depreciation                                                      115.9           15.4            4.6         135.9

1994
---------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                $3,773.8      $   591.4      $      --      $4,365.2
Operating income                                                  293.7           52.6            5.6         351.9
Operating income excluding goodwill amortization                  350.6           68.7            5.6         424.9
Identifiable assets                                             4,686.2        1,390.0         (811.9)      5,264.3
Capital expenditures                                              166.5           12.4            2.6         181.5
Depreciation                                                      101.5           13.9            4.0         119.4

1993
---------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                $3,529.6     $    591.9       $     --      $4,121.5
Operating income                                                  215.8           76.5           10.4         302.7
Operating income excluding restructuring costs and
   credits and goodwill amortization                              280.8           73.2           10.4         364.4
Identifiable assets                                             4,693.9        1,375.5         (902.6)      5,166.8
Capital expenditures                                              171.7           13.9            4.7         190.3
Depreciation                                                       94.2           13.4            3.7         111.3
---------------------------------------------------------------------------------------------------------------------

Geographic Areas
(Millions of Dollars)
                                                   United                                 Corporate &
1995                                               States        Europe          Other   Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                  $2,551.2      $1,503.6         $711.3       $     --      $4,766.1
Sales and transfers between geographic areas        287.8         165.0          206.0         (658.8)           --
---------------------------------------------------------------------------------------------------------------------
Total sales                                      $2,839.0      $1,668.6         $917.3        $(658.8)     $4,766.1
=====================================================================================================================
Operating income                                 $  300.2      $   96.0         $ 27.1        $   2.8      $  426.1
Identifiable assets                              $3,216.6      $2,488.4         $763.9        $(923.6)     $5,545.3
---------------------------------------------------------------------------------------------------------------------
1994
---------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                  $2,409.3      $1,279.3         $676.6        $    --      $4,365.2
Sales and transfers between geographic areas        234.9         147.6          213.7         (596.2)           --
---------------------------------------------------------------------------------------------------------------------
Total sales                                      $2,644.2      $1,426.9         $890.3        $(596.2)     $4,365.2
=====================================================================================================================
Operating income                                 $  217.0      $  114.6         $ 14.7        $   5.6      $  351.9
Identifiable assets                              $3,200.0      $2,305.9         $670.8        $(912.4)     $5,264.3
---------------------------------------------------------------------------------------------------------------------
1993
---------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                  $2,308.6      $1,200.3         $612.6        $    --      $4,121.5
Sales and transfers between geographic areas        236.5         143.3          208.9         (588.7)           --
---------------------------------------------------------------------------------------------------------------------
Total sales                                      $2,545.1      $1,343.6         $821.5        $(588.7)     $4,121.5
=====================================================================================================================
Operating income                                 $  185.0      $  101.5         $  5.8        $  10.4      $  302.7
Identifiable assets                              $3,166.9      $2,255.0         $622.7        $(877.8)     $5,166.8
---------------------------------------------------------------------------------------------------------------------

     For 1993, the Consumer and Home Improvement Products segment included charges of $29.0 million for plant closures and reorganizations offset by a gain of $15.9 million for the sale of Corbin Russwin. The Commercial and Industrial Products segment included a gain of $19.4 million for the sale of Dynapert.
     In the Geographic Areas table, United States includes all domestic operations and several intercompany manufacturing facilities outside the United States, which manufacture products predominantly for sale in the United States. Other includes subsidiaries located in Canada, Latin America, Australia, and the Far East.
     For 1993, restructuring credits in the amount of $6.3 million were included in the United States geographic segment.
     Transfers between geographic areas are accounted for at cost plus a reasonable profit. Transfers between business segments are not significant. Identifiable assets are those assets identified with the operations in each area or segment, including goodwill.

NOTE 17: OTHER EXPENSE
Other expense for 1995, 1994, and 1993 primarily included the costs associated with the sale of receivables program.


NOTE 18: LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense charged to earnings from continuing operations for 1995, 1994, and 1993 amounted to $68.0 million, $64.9 million, and $61.2 million, respectively. Capital leases are immaterial in amount and are generally treated as operating leases. Future minimum payments under non-cancellable operating leases with initial or remaining terms of more than one year as of December 31, 1995, in millions of dollars, were as follows:

         1996.........................  $ 42.4

         1997.........................    33.3

         1998.........................    24.2

         1999.........................    16.9

         2000.........................    12.1

         Thereafter...................    37.6
                                        ------
            Total                       $166.5
                                        ======


NOTE 19: LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. All other claims and lawsuits are accrued for on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     Insurance recoveries for environmental and certain general liability claims are not recognized until realized. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
     As of December 31, 1995, the Corporation had no known probable but inestimable exposures that could have a material effect on the Corporation.


NOTE 20: QUARTERLY RESULTS (UNAUDITED)
(Millions of Dollars Except Per Share Data)

Year Ended December 31, 1995                     First Quarter    Second Quarter    Third Quarter    Fourth Quarter
--------------------------------------------------------------------------------------------------------------------
Revenues                                              $1,021.4          $1,135.4         $1,168.9          $1,440.4
   Cost of goods sold                                    642.5             716.2            744.8             913.2
   Marketing and administrative expenses                 298.2             325.7            320.7             378.7
--------------------------------------------------------------------------------------------------------------------
Operating income                                          80.7              93.5            103.4             148.5
   Interest expense (net of interest income)              46.8              47.5             47.7              42.4
   Other expense                                           2.8               3.7              5.9               3.8
--------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   income taxes                                           31.1              42.3             49.8             102.3
   Income taxes (benefit)                                 12.0              14.2             17.5             (34.7)
--------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       19.1              28.1             32.3             137.0
Earnings from discontinued operations                      6.6               6.7             11.2              13.9
--------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                        25.7              34.8             43.5             150.9
Extraordinary loss from extinguishment of debt              --                --               --             (30.9)
--------------------------------------------------------------------------------------------------------------------
Net earnings                                          $   25.7         $    34.8         $   43.5          $  120.0
--------------------------------------------------------------------------------------------------------------------
Net earnings per common and common equivalent share:
   Primary:
     Earnings from continuing operations              $    .19         $     .29         $    .33          $   1.51
     Earnings from discontinued operations                 .08               .08              .13               .16
     Extraordinary loss                                     --                --               --              (.35)
--------------------------------------------------------------------------------------------------------------------
     Primary earnings per share                       $    .27         $     .37         $    .46          $   1.32
--------------------------------------------------------------------------------------------------------------------
   Assuming full dilution:
     Earnings from continuing operations              $    .19         $     .29         $    .34          $   1.43
     Earnings from discontinued operations                 .08               .08              .12               .15
     Extraordinary loss                                     --                --               --              (.32)
--------------------------------------------------------------------------------------------------------------------
     Fully diluted earnings per share                 $    .27         $     .37         $    .46          $   1.26
--------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1994
--------------------------------------------------------------------------------------------------------------------
Revenues                                              $  894.4          $1,015.8         $1,096.6          $1,358.4
   Cost of goods sold                                    570.7             644.2            701.8             853.0
   Marketing and administrative expenses                 263.5             295.5            312.3             372.3
--------------------------------------------------------------------------------------------------------------------
Operating income                                          60.2              76.1             82.5             133.1
   Interest expense (net of interest income)              43.9              47.8             45.3              50.9
   Other expense                                           2.1               2.3              2.9               8.1
--------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   income taxes                                           14.2              26.0             34.3              74.1
   Income taxes                                            6.4              10.4             13.6              28.3
--------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                        7.8              15.6             20.7              45.8
Earnings from discontinued operations                      6.8               7.4              8.6              14.7
--------------------------------------------------------------------------------------------------------------------
Net earnings                                          $   14.6         $    23.0         $   29.3          $   60.5
--------------------------------------------------------------------------------------------------------------------
Net earnings per common and common equivalent share:
   Primary:
     Earnings from continuing operations              $    .06         $     .15         $    .21          $    .51
     Earnings from discontinued operations                 .08               .09              .10               .17
--------------------------------------------------------------------------------------------------------------------
     Primary earnings per share                       $    .14         $     .24         $    .31          $    .68
--------------------------------------------------------------------------------------------------------------------
   Assuming full dilution:
     Earnings from continuing operations              $    .06         $     .15         $    .21          $    .49
     Earnings from discontinued operations                 .08               .09              .10               .16
--------------------------------------------------------------------------------------------------------------------
     Fully diluted earnings per share                 $    .14         $     .24         $    .31          $    .65
--------------------------------------------------------------------------------------------------------------------


     As described in Note 2, during the fourth quarter of 1995, the Corporation agreed to sell the remainder of its PRC segment. Changes in previously reported results are due to the reclassification of amounts applicable to the discontinued operations of PRC. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     The extraordinary loss recognized in the fourth quarter of 1995 resulted from the early extinguishment of debt. The three-month period ended December 31, 1995, included a tax benefit of $65.0 million ($.73 per share on a primary basis and $.68 per share on a fully diluted basis) related to the reduction of the Corporation's deferred tax asset valuation allowance.
     Earnings per common and common equivalent share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not necessarily be equal to the full year earnings per share amounts due to stock transactions which occurred during 1995 and 1994 and, with respect to fully diluted earnings per share, whether the assumed conversion of preferred shares was dilutive or anti-dilutive during each quarter.


REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have  audited the  accompanying  consolidated  balance  sheets of The Black &
Decker Corporation as of December 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 13 to the financial statements, effective January 1, 1993, the Corporation changed its method of accounting for postemployment benefits.





/s/ERNST & YOUNG LLP
Baltimore, Maryland
January 31, 1996


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996, under the captions Election of Directors and Board of Directors - Section 16 and is incorporated herein by reference.
      Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996, under the captions Board of Directors and Executive Compensation and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996, under the captions Voting Securities and Security Ownership of Management and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1996, under the caption Executive Compensation and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) LIST OF FINANCIAL STATEMENTS,FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS


        (1)  List of Financial Statements
             The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

             Consolidated Statement of Earnings - years ended December 31, 1995, 1994, and 1993.

             Consolidated Balance Sheet - December 31, 1995 and 1994.

             Consolidated Statement of Cash Flows - years ended December 31, 1995, 1994, and 1993.

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

              4(d) Form of 7% Notes due February 1, 2006, included in the Corporation's Current Report on Form 8-K filed with the Commission on January 20, 1994, is incorporated herein by reference.

              4(e)(1) Credit Agreement dated as of November 18, 1992, among The Black & Decker Corporation, Black & Decker Holdings Inc., Black & Decker GmbH, DOM Sicherheitstechnik GmbH & Co. KG, Black & Decker(France) S.A.R.L., the banks listed on the signature pages thereto, Chemical Bank, Credit Suisse and The Bank of Nova Scotia, as Managing Agents, and Credit Suisse, as Administrative Agent, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

              4(e)(2) Amendment No. 1 dated as of October 21, 1994, to Credit Agreement dated as of November 18, 1992, by and among The Black & Decker Corporation, Black & Decker Holdings Inc., Black & Decker GmbH, DOM Sicherheitstechnik GmbH & Co. KG, Black & Decker(France) S.A.R.L., the banks listed therein, Chemical Bank, Credit Suisse and The Bank of Nova Scotia, as Managing Agents, and Credit Suisse, as Administrative Agent, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994, is incorporated herein by reference.

              4(f) Indenture dated as of September 9, 1994, by and between The Black & Decker Corporation and Marine Midland Bank, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

     The  Corporation  agrees  to  furnish a copy of any  other  documents  with
     respect  to  long-term  debt   instruments  of  the   Corporation  and  its
     subsidiaries upon request.



              4(g)(1) Rights Agreement, dated as of April 17, 1986, by and between the Corporation and Morgan Guaranty Trust Company of New York, included in the Corporation's Current Report on Form 8-K dated April 29, 1986, is incorporated herein by reference.

              4(g)(2)            Amendment  Agreement  to the  Rights  Agreement
                                 dated as of March 31, 1988, between the Corporation and Morgan Guaranty Trust Company of New York as Rights Agent, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 27, 1988, is incorporated herein by reference.

              4(g)(3) Second Amendment Agreement to the Rights Agreement dated as of September 6, 1991, by and between the Corporation and First Chicago Trust Company of New York as successor Rights Agent, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

              10(a) The Black & Decker Corporation Deferred Compensation Plan For Non-Employee Directors, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994, is incorporated herein by reference.


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

              10(d) The Black & Decker 1986 U.K. Approved Option Scheme, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg.No.33-47651), filed with the Commission on May 5, 1992, is incorporated herein by reference.

              10(e) The Black & Decker 1989 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 29, 1991, is incorporated herein by reference.

              10(f) The Black & Decker 1992 Stock Option Plan, included in the Corporation's Registration Statement on Form S-8 (Reg.No.33-47652), filed with the Commission on May 5, 1992, is incorporated herein by reference.

              10(g) The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, included in the definitive Proxy Statement for the 1995 Annual Meeting of Stockholders of the Corporation dated March 9, 1995, is incorporated herein by reference.

              10(h)(1) The Black & Decker Performance Equity Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992, is incorporated herein by reference.

              10(h)(2) The Black & Decker Performance Equity Plan, as amended subject to approval of the stockholders of the Corporation at the 1996 Annual Meeting of Stockholders.

              10(i)              Annual   Incentive   Plan,   included   in  the
                                 Corporation's  Annual  Report  on Form 10-K for
                                 the  year   ended   December   31,   1992,  is
                                 incorporated herein by reference.

              10(j) The Black & Decker Executive Annual Incentive Plan subject to the approval of the stockholders of the Corporation at the 1996 Annual Meeting of Stockholders.

              10(k) Amended and Restated Employment Agreement, dated as of November 1, 1995, by and between the Corporation and Nolan D. Archibald.

              10(l) Letter Agreement, dated May 31, 1989, by and between the Corporation and Raymond A. DeVita, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

              10(m) Letter Agreement, dated February 1, 1975, by and between the Corporation and Alonzo G. Decker, Jr., included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

              10(n) The Black & Decker Supplemental Pension Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

              10(o) The Black & Decker Executive Deferred Compensation Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

              10(p) The Black & Decker Supplemental Retirement Savings Plan, included in the Corporation's Registration Statement on Form S-8 (Reg.No.33-65013), filed with the Commission on December 14, 1995, is incorporated herein by reference.

              10(q) The Black & Decker Supplemental Executive Retirement Plan, as amended.

              10(r) The Black & Decker Executive Life Insurance Program, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

              10(s) The Black & Decker Executive Salary Continuance Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 12, 1995, is incorporated herein by reference.

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

              10(v) Form of Amendment and Restatement of Severance Benefits Agreement by and between the Corporation and approximately 17 of its key employees.

              10(w)              Amendment   and    Restatement   of   Severance
                                 Benefits Agreement, dated November 20, 1995, by and between the Corporation and Nolan D. Archibald.

              10(x) Amendment and Restatement of Severance Benefits Agreement, dated November 21, 1995, by and between the Corporation and Raymond A. DeVita.

              10(y) Amendment and Restatement of Severance Benefits Agreement, dated November 14, 1995, by and between the Corporation and Charles E. Fenton.

              10(z) Amendment and Restatement of Severance Benefits Agreement, dated December 5, 1995, by and between the Corporation and Joseph Galli.

              10(aa) Amendment and Restatement of Severance Benefits Agreement, dated November 18, 1995, by and between the Corporation and Don R. Graber.

              10(bb)(1)          Agreement  and  Plan of  Merger  dated  as of
                                 March 19, 1989, included in the Corporation's
                                 Schedule 14D-1 in respect of Emhart
                                 Corporation filed on March 22, 1989, is
                                 incorporated herein by reference.

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

              10(ee) Distribution Agreement dated September 9, 1994, by and between The Black & Decker Corporation, Lehman Brothers Inc., Citicorp Securities, Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, NationsBanc Capital Markets, Inc. and Salomon Brothers Inc., included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

              10(ff) Stock Purchase Agreement dated as of December 13, 1995, by and among The Black & Decker Corporation, PRC Investments Inc., PRC Inc. and Litton Industries, Inc.

              11                 Computation of Earnings Per Share.

              12                 Computation of Ratios.

              21                 List of Subsidiaries.

              23                 Consent of Independent Auditors.

              24                 Powers of Attorney.

              27                 Financial Data Schedule.

              All other items are "not applicable" or "none".


(b)      Reports on Form 8-K
         The Corporation filed a Current Report on Form 8-K with the Commission on December 21, 1995. This Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K and reported the Corporation's definitive agreement to sell PRC Inc. to Litton Industries, Inc., for $425.0 million.

         All other items are "not applicable" or "none".


(c)      Exhibits
         The exhibits required by Item 601 of Regulation S-K are filed herewith.


(d)      Financial Statement Schedules and Other Financial Statements
         (1) The Financial Statement Schedule required by Regulation S-X is filed herewith.

         (2) The following Unaudited Pro Forma Financial Information contemplated by Article 11 of Regulation S-X, reflecting the Corporation's sales of the businesses comprising its discontinued information technology and services segment, is filed herewith:

                   Pro Forma Statement of Earnings (Unaudited) - for the year ended December 31, 1995

                   Pro Forma Balance Sheet (Unaudited) - as of December 31, 1995

              The Unaudited Pro Forma Financial Information set forth below is being provided in this Annual Report on Form 10-K in lieu of the filing of a separate Current Report on Form 8-K pursuant to Item 2 thereof.

                  As indicated above in Item 1 of Part I of this Annual Report on Form 10-K, during 1995 the Corporation sold PRC Realty Systems, Inc. and PRC Environmental Management, Inc. and entered into an agreement to sell PRC Inc. for $425 million to Litton Industries, Inc. On February 16, 1996, the Corporation completed the sale of PRC Inc. to Litton Industries, Inc. A copy of the Stock Purchase Agreement dated as of December 13, 1995, by and among the Corporation, PRC Investments Inc., PRC Inc., and Litton Industries, Inc. is being filed herewith as Exhibit 10(ff), and is incorporated herein by reference.


           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                              (Millions of Dollars)



                                    Balance          Additions                            Other
                                    At               Charged                              Changes         Balance
                                    Beginning        to Costs                             Add             At End
Description                         of Period        and Expenses       Deductions        (Deduct)        of Period
-----------                         ---------        ------------       ----------        --------        ---------

Year Ended December 31, 1995
Reserve for doubtful accounts
     and cash discounts              $38.2             $56.6            $52.9(A)           $1.2(B)         $43.1
                                     =====             =====            =====              ====            =====


Year Ended December 31, 1994
Reserve for doubtful accounts
     and cash discounts              $36.6             $41.8            $41.7(A)           $1.5(B)         $38.2
                                     =====             =====            =====              ====            =====


Year Ended December 31, 1993
Reserve for doubtful accounts
     and cash discounts              $46.7             $30.8            $39.2(A)          $(1.7)(B)        $36.6
                                     =====             =====            =====             ======           =====


 (A) Accounts written off during the year and cash discounts taken by customers.

 (B) Primarily includes currency translation adjustments.



UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Black & Decker Corporation and Subsidiaries


The Corporation completed the sale of PRC Inc. on February 16, 1996. The Corporation sold Realty Systems, Inc. (RSI) on March 31, 1995, and PRC Environmental Management, Inc. (EMI) on September 15, 1995. Together, PRC Inc., RSI, and EMI comprised the Corporation's discontinued information technology and services (PRC) segment.

     The following unaudited Pro Forma Consolidated Statement of Earnings and Pro Forma Consolidated Balance Sheet are based on the historical Consolidated
Statement of Earnings and Consolidated Balance Sheet of the Corporation, adjusted to reflect the sales of PRC Inc. and, for purposes of the Pro Forma Consolidated Statement of Earnings, RSI and EMI.

     The unaudited Pro Forma Consolidated Statement of Earnings for the year ended December 31, 1995, presents the Corporation's results from continuing operations prior to the extraordinary loss on extinguishment of debt, adjusted to give effect to the sale of the discontinued PRC segment, assuming that the sales of PRC Inc., RSI, and EMI, and the reduction of the Corporation's debt with the proceeds therefrom, had taken place on January 1, 1995.

     The unaudited Pro Forma Consolidated Balance Sheet as of December 31, 1995, presents the Corporation's financial position, adjusted to give effect to the sale of PRC Inc., assuming that the sale of PRC Inc., and the reduction of the Corporation's debt with the proceeds therefrom, had taken place on December 31, 1995. The proceeds received from the sales of RSI and EMI, and the associated debt reductions therefrom, are reflected in the Corporation's historical Consolidated Balance Sheet as of December 31, 1995.

     The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable under the circumstances. The following unaudited pro forma financial information should be read in conjunction with the Corporation's historical Consolidated Financial Statements and notes thereto, included in Item 8 of Part II of this report. In addition, the following unaudited pro forma financial information is provided for informational purposes only, and is not necessarily indicative of what the actual results from continuing operations of the Corporation would have been had the sales of PRC Inc., RSI, and EMI and the associated debt reductions taken place on January 1, 1995, or what the actual financial position of the Corporation would have been had the sale of PRC Inc. and the associated debt reduction taken place on December 31, 1995. Further, the unaudited pro forma financial information does not purport to indicate the future results of operations or financial position of the Corporation.


PRO FORMA  CONSOLIDATED  STATEMENT  OF EARNINGS  (Unaudited)
FOR THE YEAR ENDED DECEMBER 31, 1995
The Black & Decker  Corporation and  Subsidiaries
(Dollars in Millions Except Per Share Data)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                  Actual (a)       Adjustments     Pro Forma
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $4,766.1        $     --        $    4,766.1
   Cost of goods sold                                                            3,016.7              --             3,016.7
   Marketing and administrative expenses                                         1,323.3              --             1,323.3
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                   426.1              --               426.1
   Interest expense (net of interest income of $8.6)                               184.4           (27.8) (b)          156.6
   Other expense                                                                    16.2              --                16.2
-------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income Taxes                            225.5            27.8               253.3
   Income taxes                                                                      9.0             2.2 (c)            11.2
-------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                                               $216.5           $25.6              $242.1
===============================================================================================================================
Earnings from Continuing Operations Applicable to
Common Shares                                                                     $204.9           $25.6              $230.5
===============================================================================================================================
Earnings from Continuing Operations Per Common
and Common Equivalent Share:
-------------------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings from continuing operations                                             $2.33                               $2.62
===============================================================================================================================
Shares Used in Computing Primary Earnings from Continuing
   Operations Per Share (in Millions)                                               87.9                                87.9
===============================================================================================================================
Fully Diluted:
   Earnings from continuing operations                                             $2.29                               $2.56
===============================================================================================================================
Shares Used in Computing Fully Diluted Earnings
   From Continuing Operations Per Share (in Millions)                               94.7                                94.7
===============================================================================================================================

(a) The actual results shown herein reflect only those of the Corporation's continuing operations and exclude the extraordinary loss on extinguishment of debt that occurred during 1995. The operating results of PRC Inc., RSI, and EMI (collectively, the discontinued PRC segment) are reflected in earnings from discontinued operations in the Corporation's historical Consolidated Statement of Earnings included in Item 8 of Part II of this report. As a result, no adjustment to earnings from continuing operations is necessary to eliminate the operating results of the discontinued PRC segment.

(b) To reflect the reduction of interest expense due to the following: (i) the Corporation's assumed repayment of $405.0 million of variable rate short-term borrowings with the proceeds from the sale of PRC Inc.; (ii) the Corporation's assumed repayment of $60.0 million of variable rate short-term borrowings with the proceeds from the sale of RSI; and (iii) the Corporation's assumed repayment of $35.5 million of variable rate short-term borrowings with the proceeds from the sale of EMI. In all cases, an assumed interest rate of 6.25% was used, which approximates the Corporation's weighted average interest rate on its domestic variable rate short-term borrowings during 1995. The effect on pro forma earnings from continuing operations of a 1/8% variance in the assumed interest rate would be approximately $.5 million.

(c) To reflect the income tax effect of adjustment (b) above at the Corporation's marginal tax rate for the tax jurisdictions affected. That marginal tax rate differs from the statutory tax rate as a result of the Corporation's net operating loss carryforwards. The Corporation's historical income tax expense of $9.0 million for the year ended December 31, 1995, includes a $65.0 million tax benefit ($.74 per share on a primary basis and $.69 per share on a fully diluted basis) due to the reduction of its deferred tax asset valuation allowance, a portion of which related to the anticipated gain on the sale of PRC Inc. For purposes of the Pro Forma Statement of Earnings, no pro forma adjustment was made to that $65.0 million tax benefit, since any such adjustment will not have a continuing impact on the Corporation.

PRO FORMA CONSOLIDATED BALANCE SHEET (Unaudited)
DECEMBER 31, 1995
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                       Actual           Adjustments           Pro Forma
--------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $  131.6              $425.0  (a)
                                                                                           (405.0) (b)         $ 151.6
Trade receivables less allowances of $43.1                              651.3                  --                651.3
Inventories                                                             855.7                  --                855.7
Net assets of discontinued operations                                   302.4              (302.4) (c)              --
Other current assets                                                    165.6               (20.0) (d)           145.6
---------------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                               2,106.6              (302.4)             1,804.2
---------------------------------------------------------------------------------------------------------------------------
Property, Plant & Equipment                                             866.8                  --                866.8
Goodwill                                                              2,142.0                  --              2,142.0
Other Assets                                                            429.9                  --                429.9
---------------------------------------------------------------------------------------------------------------------------
                                                                     $5,545.3             $(302.4)            $5,242.9
===========================================================================================================================
Liabilities and Stockholders' Equity
Short-term borrowings                                                $  599.2             $(405.0)(b)         $  194.2
Current maturities of long-term debt                                     48.0                --                   48.0
Trade accounts payable                                                  396.7                --                  396.7
Other accrued liabilities                                               743.0                17.6 (e)            760.6
---------------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                          1,786.9              (387.4)             1,399.5
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                        1,704.5                  --              1,704.5
Deferred Income Taxes                                                    52.8                  --                 52.8
Postretirement Benefits                                                 307.8                  --                307.8
Other Long-Term Liabilities                                             270.1                  --                270.1
Stockholders' Equity
Convertible preferred stock (outstanding: 150,000 shares)               150.0                  --                150.0
Common stock (outstanding: 86,447,588 shares)                            43.2                  --                 43.2
Capital in excess of par value                                        1,084.5                  --              1,084.5
Retained earnings                                                       202.6                85.0 (f)            287.6
Equity adjustment from translation                                      (57.1)                 --                (57.1)
---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                            1,423.2                85.0              1,508.2
---------------------------------------------------------------------------------------------------------------------------
                                                                     $5,545.3             $(302.4)            $5,242.9
===========================================================================================================================

(a) To reflect the Corporation's receipt of cash proceeds from the sale of PRC Inc.

(b) To reflect the Corporation's reduction of short-term borrowings upon receipt of the cash proceeds from the sale of PRC Inc.

(c)  To eliminate the net assets of discontinued operations.

(d) To reverse the Corporation's deferred tax asset related to the gain on the sale of PRC Inc.

(e)  To reflect the accrual of expenses related to the sale of PRC Inc.

(f) To reflect an estimated gain on the sale of PRC Inc., net of income taxes, in the amount of $85.0 million. The Corporation estimates that its net gain on the sale of PRC Inc. will be in the range of $80.0 to $90.0 million.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            THE BLACK & DECKER CORPORATION

Date:         February 29, 1996             By       /s/ NOLAN D. ARCHIBALD
              -----------------                      ----------------------
                                                     Nolan D. Archibald
                                                     Chairman, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                    Title                       Date

Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                        February 29, 1996
----------------------                                        -----------------
Nolan D. Archibald             Chairman, President, and
                               Chief Executive Officer

Principal Financial Officer

/s/ THOMAS M. SCHOEWE                                         February 29, 1996
---------------------                                         -----------------
Thomas M. Schoewe              Vice President and
                               Chief Financial Officer

Principal Accounting Officer

/s/ STEPHEN F. REEVES                                         February 29, 1996
---------------------                                         -----------------
Stephen F. Reeves              Corporate Controller

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



/s/ NOLAN D. ARCHIBALD                               Date:  February 29, 1996
----------------------
Nolan D. Archibald
Attorney-in-Fact