Form 10-Q
period 1996-03-31
BLACK & DECKER CORP
filed 1996-05-13
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number:       1-1553


                         THE BLACK & DECKER CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                 52-0248090
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
- --------------------------------------------------------------------------------
701 East Joppa Road              Towson, Maryland                      21286
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (410) 716-3900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X YES   NO

The number of shares of Common Stock outstanding as of March 31, 1996:
87,400,506



The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                                 March 31, 1996





                                                                           Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited)
   For the Three Months Ended March 31, 1996 and April 2, 1995 .............   3


Consolidated Balance Sheet
   March 31, 1996 (Unaudited) and December 31, 1995 .......................    4


Consolidated Statement of Cash Flows (Unaudited)
   For the Three Months Ended March 31, 1996 and April 2, 1995 ............    5


Notes to Consolidated Financial Statements (Unaudited) ....................    6


Management's Discussion and Analysis of Financial Condition and
   Results of Operations ..................................................   10


PART II - OTHER INFORMATION ...............................................   17


SIGNATURES ................................................................   20

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

                                                                                        Three Months Ended
- -------------------------------------------------------------------------------------------------------------------
                                                                                March 31, 1996       April 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Revenues                                                                           $   1,065.0         $  1,021.4
   Cost of goods sold                                                                    670.1              642.5
   Marketing and administrative expenses                                                 306.2              298.2
   Restructuring costs                                                                    81.6                  -
- -------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           7.1               80.7
   Interest expense (net of interest income)                                              37.9               46.8
   Other expense                                                                           3.4                2.8
- -------------------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing Operations Before
   Income Taxes                                                                          (34.2)              31.1
   Income taxes (benefit)                                                                 (1.8)              12.0
- -------------------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing Operations                                               (32.4)              19.1
Earnings from discontinued operations (net of income taxes
   of $55.6 for 1996 and $6.3 for 1995)                                                   70.4                6.6
- -------------------------------------------------------------------------------------------------------------------
Net Earnings                                                                       $      38.0         $     25.7
===================================================================================================================


- -------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common Shares                                           $      35.1         $     22.8
===================================================================================================================

Net Earnings Per Common and Common Equivalent Share:
- -------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings (loss) from continuing operations                                      $      (.40)        $      .19
   Earnings from discontinued operations                                                   .79                .08
- -------------------------------------------------------------------------------------------------------------------
   Primary Earnings Per Share                                                      $       .39         $      .27
===================================================================================================================
Shares Used in Computing Primary Earnings Per Share
   (in Millions)                                                                          89.1               85.0
===================================================================================================================
Assuming Full Dilution:
   Earnings (loss) from continuing operations                                      $      (.40)        $      .19
   Earnings from discontinued operations                                                   .79                .08
- -------------------------------------------------------------------------------------------------------------------
   Fully Diluted Earnings Per Share                                                $       .39         $      .27
===================================================================================================================
Shares Used in Computing Fully Diluted Earnings Per
   Share (in Millions)                                                                    89.5               85.0
===================================================================================================================

Dividends Per Common Share                                                         $       .12         $      .10
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars Except Per Share Amount)

- -------------------------------------------------------------------------------------------------------------------
                                                                         March 31, 1996
                                                                            (Unaudited)         December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $       112.5              $      131.6
Trade receivables                                                                 616.4                     651.3
Inventories                                                                       920.4                     855.7
Net assets of discontinued operations                                                 -                     302.4
Other current assets                                                              154.8                     165.6
- -------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         1,804.1                   2,106.6
- -------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                     862.4                     866.8
Goodwill                                                                        2,110.2                   2,142.0
Other Assets                                                                      427.2                     429.9
- -------------------------------------------------------------------------------------------------------------------
                                                                          $     5,203.9              $    5,545.3
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                     $       235.8              $      599.2
Current maturities of long-term debt                                               47.9                      48.0
Trade accounts payable                                                            387.8                     396.7
Other accrued liabilities                                                         747.8                     743.0
- -------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,419.3                   1,786.9
- -------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,719.5                   1,704.5
Deferred Income Taxes                                                              53.7                      52.8
Postretirement Benefits                                                           310.2                     307.8
Other Long-Term Liabilities                                                       249.8                     270.1
Stockholders' Equity
Convertible preferred stock, no par value
   (outstanding: March 31, 1996 and
    December 31, 1995--150,000 shares)                                            150.0                     150.0
Common stock, par value $.50 per share
   (outstanding: March 31, 1996--87,400,506 shares;
   December 31, 1995--86,447,588 shares)                                           43.7                      43.2
Capital in excess of par value                                                  1,103.2                   1,084.5
Retained earnings                                                                 227.2                     202.6
Equity adjustment from translation                                                (72.7)                    (57.1)
- -------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                   1,451.4                   1,423.2
- -------------------------------------------------------------------------------------------------------------------
                                                                          $     5,203.9              $    5,545.3
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

                                                                                        Three Months Ended
- -------------------------------------------------------------------------------------------------------------------
                                                                                March 31, 1996       April 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                       $      38.0          $     25.7
Adjustments to reconcile net earnings to cash flow from
   operating activities of continuing operations:
   Non-cash charges and credits:
     Restructuring charges                                                                81.6                   -
     Depreciation and amortization                                                        52.9                51.1
     Other                                                                                 2.1                 4.5
   Earnings of discontinued operations                                                   (70.4)               (6.6)
   Changes in selected working capital items:
     Trade accounts receivable                                                            87.5                97.3
     Inventories                                                                         (69.2)             (111.6)
     Trade accounts payable                                                               (8.8)               73.6
   Other assets and liabilities                                                         (115.6)              (79.0)
   Net decrease in receivables sold                                                      (56.0)              (71.0)
- -------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations                          (57.9)              (16.0)
   Cash flow from operating activities of discontinued operations                        (10.1)               (1.7)
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                                   (68.0)              (17.7)
- -------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from partial sale of discontinued operations                                    415.0                60.0
Investing activities of discontinued operations                                              -                (1.8)
Proceeds from disposal of assets                                                          18.0                 2.8
Capital expenditures                                                                     (40.5)              (36.3)
Cash inflow from hedging activities                                                      155.6               198.3
Cash outflow from hedging activities                                                    (156.5)             (194.0)
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                                   391.6                29.0
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                                 323.6                11.3
Financing Activities
Net decrease in short-term borrowings                                                   (362.0)              (51.4)
Proceeds from long-term debt (including revolving credit facility)                        24.7               179.3
Payments on long-term debt (including revolving credit facility)                          (5.6)             (101.8)
Issuance of common stock                                                                  13.8                 5.3
Cash dividends                                                                           (13.4)              (11.4)
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                                  (342.5)               20.0
Effect of exchange rate changes on cash                                                    (.2)                3.4
- -------------------------------------------------------------------------------------------------------------------
(Decrease) Increase In Cash And Cash Equivalents                                         (19.1)               34.7
Cash and cash equivalents at beginning of period                                         131.6                65.0
- -------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                         $     112.5          $     99.7
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. The accompanying Consolidated Statement of Earnings and Consolidated Statement of Cash Flows for the three months ended April 2, 1995, have been reclassified to identify separately the results of operations and cash flows of the Corporation's discontinued
information technology and services segment (see Note 2). Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1996.
     Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2: DISCONTINUED OPERATIONS
The accompanying Consolidated Statement of Earnings reflect the net income attributable to the Corporation's discontinued information technology and services (PRC) segment as earnings from discontinued operations. Revenues of the discontinued PRC segment are excluded from revenues as reported in the accompanying Consolidated Statement of Earnings. The results of the discontinued operations of PRC do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc. for $425.0 million to Litton Industries, Inc. Earnings from discontinued operations of $70.4 million for the three months ended March 31, 1996, consist primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through February 15, 1996, were not significant. The terms of the sale of PRC Inc. provide for an adjustment to the sales price, expected to be finalized later in 1996, based upon the changes in the net assets of PRC Inc. through February 15, 1996.
     The Corporation sold PRC Realty Systems, Inc. ("RSI") on March 31, 1995, for proceeds of $60.0 million and sold PRC Environmental Management, Inc. ("EMI" ) on September 15, 1995. Together, PRC Inc., RSI and EMI comprised the discontinued PRC segment. Earnings from the discontinued PRC segment amounted to $6.6 million for the three months ended April 2, 1995, net of applicable income taxes of $6.3 million. The pre-tax gain on the sale of RSI was offset by tax expense associated with the sale. Revenues of the discontinued PRC segment for the three months ended April 2, 1995, were $178.4 million.

NOTE 3: RESTRUCTURING
During the three months ended March 31, 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $81.6 million.
    The major component of the restructuring charge relates to the severance of approximately 1,100 of the Corporation's employees. An accrual of $62.8 million for severance, principally associated with the Corporation's European Consumer businesses, is included in the restructuring charge.
    In connection with the restructuring, the Corporation will also take actions to rationalize certain manufacturing and service operations. Such
rationalization,   principally  associated  with  the  Corporation's   Consumer
businesses in the United States, will include the outsourcing of certain products currently manufactured by the Corporation and the closure of several small manufacturing facilities as well as a number of service centers. As a result, the restructuring charge also includes an $8.9 million write-down to net realizable value of certain land and buildings. The remaining restructuring charge primarily relates to the write-down to net realizable value of certain equipment made obsolete or redundant due to the Corporation's decision to close certain facilities or outsource certain production.

NOTE 4: SALE OF RECEIVABLES
At March 31, 1996, under its sale of receivables program, the Corporation had sold $174.0 million of receivables compared to $230.0 million at December 31, 1995. The discount on sale of receivables is included in "Other expense."

NOTE 5: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                                        March 31, 1996          December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
FIFO Cost
   Raw materials and work-in-process                                           $ 246.2                    $ 231.6
   Finished products                                                             716.3                      665.0
- -------------------------------------------------------------------------------------------------------------------
                                                                                 962.5                      896.6
Excess of FIFO cost over LIFO inventory value                                    (42.1)                     (40.9)
- -------------------------------------------------------------------------------------------------------------------
                                                                               $ 920.4                    $ 855.7
===================================================================================================================

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 6: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                        March 31, 1996          December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
Goodwill                                                                    $  2,620.0                  $ 2,635.0
Less accumulated amortization                                                    509.8                      493.0
- -------------------------------------------------------------------------------------------------------------------
                                                                             $ 2,110.2                  $ 2,142.0
===================================================================================================================

NOTE 7: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $663.0 million and $759.1 million were included in the Consolidated Balance Sheet at March 31, 1996, and December 31, 1995, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 8: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                                                                     Three Months Ended
                                                                        March 31, 1996                April 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Interest expense                                                               $  39.9                    $  48.9
Interest (income)                                                                 (2.0)                      (2.1)
- -------------------------------------------------------------------------------------------------------------------
                                                                                 $37.9                      $46.8
===================================================================================================================

NOTE 9: NET EARNINGS PER COMMON SHARE
Primary earnings per common and common equivalent share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during each period plus, for the three months ended March 31, 1996, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. For the three months ended April 2, 1995, these incremental shares were immaterial and, accordingly, were not considered in the calculation of primary earnings per share.
     For the three months ended March 31, 1996, fully diluted earnings per share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. For the three months ended April 2, 1995, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options were immaterial and, accordingly, were not considered in the calculation of fully diluted earnings per share. As a result, fully diluted earnings per share for the three months ended April 2, 1995, was not materially different from primary earnings per share. For the three months ended March 31, 1996, and April 2, 1995, conversion of the preferred shares would have been anti-dilutive and, therefore, was not considered in the computation of fully diluted earnings per share.

NOTE 10: SUBSEQUENT EVENT
In April 1996, the Corporation replaced its former unsecured revolving credit facility scheduled to expire in 1997 with a new unsecured revolving credit facility (the Credit Facility), which will expire in 2001. Under the Credit Facility, which consists of two individual facilities, the Corporation may borrow up to $1.0 billion.
     Borrowing options under the Credit Facility are at the London Interbank Offered Rate ("LIBOR") plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25% for the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow by means of competitive bid rate loans under the Credit Facility. Competitive bid rate loans will be made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is also required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The Credit Facility provides that the facility fee also will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and financial covenants requiring the Corporation to maintain a specified leverage ratio and to achieve a certain level of cash flow to fixed expense coverage. As of March 31, 1996, the Corporation was in compliance with all terms and conditions of the Credit Facility as well as of the predecessor unsecured revolving credit facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Corporation reported net earnings of $38.0 million or $.39 per share on a fully diluted basis for the three-month period ended March 31, 1996, compared to net earnings of $25.7 million or $.27 per share on a fully diluted basis for the three-month period ended April 2, 1995. Excluding the effects of the restructuring charge of $81.6 million ($67.0 million after tax) recognized in the first quarter of 1996, earnings from continuing operations increased from $19.1 million ($.19 per share on a fully diluted basis) in the first quarter of 1995 to $34.6 million ($.35 per share on a fully diluted basis) in the first quarter of 1996. This improvement was attributable to higher sales volume, the continuing effects of cost reduction initiatives, lower interest expense due primarily to reduced debt levels, and a lower effective income tax rate.


DISCONTINUED OPERATIONS

Discontinued operations consist of the results of PRC Inc., PRC Realty Systems Inc. ("RSI") and PRC Environmental Management Inc. ("EMI"). Together, PRC Inc., RSI and EMI comprised the Corporation's former information technology and services (PRC) segment.
    On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc., the remaining business in the discontinued PRC segment, to Litton Industries, Inc. Proceeds of $425.0 million from the sale of PRC Inc., less cash selling expenses of $10.0 million paid during the three months ended March 31, 1996, were used to reduce short-term borrowings. Earnings from discontinued operations of $70.4 million or $.79 per share on a fully diluted basis for the three-month period ended March 31, 1996, consist primarily of the gain on the sale of PRC Inc., net of applicable income taxes. The gain is net of provisions for adjustment to the sales price and retained liabilities. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant.
     On March 31, 1995, the Corporation sold RSI for proceeds of $60.0 million. Earnings from discontinued operations amounted to $6.6 million or $.08 per share on a fully diluted basis for the three months ended April 2, 1995. The pre-tax gain on the sale of RSI was offset by tax expense associated with the sale.
    The results of the discontinued operations of the PRC segment do not reflect any expense for interest expense allocated by or management fees charged by the Corporation.

CONTINUING OPERATIONS

RESTRUCTURING
The Corporation actively seeks to identify opportunities to improve its cost structure. These opportunities may involve the closure of manufacturing facilities or the reorganization of other operations.
    The Corporation has undertaken restructuring actions in the past which improved its cost structure; those improvements, however, are subject to erosion over time as competitive pressures intensify or commodity prices increase. In order to preserve those improvements, the Corporation continuously seeks opportunities to improve its cost structure. Based upon a number of factors, including the weak retail environment in Europe which began to soften in the latter part of 1995 and the insights of the new management team in the Corporation's Consumer operations, the Corporation decided to intensify its cost reduction efforts during the quarter ended March 31, 1996. Accordingly, as more fully described in Note 3 of Notes to Consolidated Financial Statements, the Corporation commenced a restructuring of certain of its operations during the first quarter of 1996 and recorded a restructuring charge in the amount of $81.6 million ($67.0 million after tax).
    The major component of the restructuring charge relates to the severance of approximately 1,100 of the Corporation's employees, approximately 1,000 of whom are employees of its Consumer segment. Severance benefits totaling $62.8 million, principally associated with the Corporation's European Consumer businesses, were accrued in the restructuring charge and are expected to be substantially paid in cash during the remainder of 1996.
    The  balance  of the  restructuring  charge  primarily  represents  non-cash charges associated with the Corporation's decision to rationalize certain manufacturing and service operations, principally in the Corporation's domestic Consumer businesses. Such rationalization will include the outsourcing of certain products currently manufactured by the Corporation and the closure of several small manufacturing facilities as well as a number of service centers. The principal non-cash charge consists of an $8.9 million write-down to net realizable value of certain land and buildings affected by the rationalization. The remaining restructuring charge primarily relates to the write-down to net realizable value of certain equipment made obsolete or redundant due to the Corporation's decision to close facilities or outsource certain production.
    While the Corporation has commenced this restructuring to improve its cost structure, it does not believe that the full benefit to the Corporation's reported results will be apparent during 1996 due to the timing of the planned actions as well as the fact that the incremental benefit of the severance and other actions described above will be partially offset by additional expenses associated with those actions which are not accruable as restructuring charges but rather will be expensed as incurred. The Corporation estimates that the restructuring actions undertaken will result in incremental pre-tax savings of approximately $10 million in 1996 and approximately $40 million annually thereafter.
    The Corporation is committed to continuous productivity improvement. As part of this commitment, the Corporation has embarked on the specific actions included in the aforementioned restructuring plan. Many of these actions involve the relocation or consolidation of production processes. Realization of the savings identified above is dependent upon the effectiveness and timing of these actions.

REVENUES
The following chart sets forth an analysis of the consolidated changes in revenues for the three-month periods ended March 31, 1996 and April 2, 1995.

            ANALYSIS OF CHANGES IN REVENUES OF CONTINUING OPERATIONS

- -------------------------------------------------------------------------------------------------------------------
                                                                            For the Three Months Ended
(Dollars in Millions)                                             March 31, 1996                    April 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Total revenues                                                        $  1,065.0                      $  1,021.4
Unit volume-existing (1)                                                       4%                              9%
           -disposed (2)                                                       -%                              -%
Price                                                                          -%                              1%
Currency                                                                       -%                              4%
- -------------------------------------------------------------------------------------------------------------------
Change in total revenues                                                       4%                             14%
===================================================================================================================

In the following chart and throughout the remainder of this discussion, the following definitions apply:
(1) Existing - Reflects the change in volume for businesses where period-to-period  comparability exists.
(2) Disposed - Reflects the change in total revenues from continuing operations for businesses that were included in prior year results, but subsequently have been sold.

    The Corporation operates in two business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products (Commercial), including fastening systems and glass container-making equipment.
    The following chart sets forth an analysis of the change in revenues of continuing operations for the three months ended March 31, 1996, compared to the three months ended April 2, 1995, by geographic area for each business segment.

            ANALYSIS OF CHANGES IN REVENUES OF CONTINUING OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

- -------------------------------------------------------------------------------------------------------------------
                                      United
(Dollars in Millions)                 States               Europe                Other                 Total
- -------------------------------------------------------------------------------------------------------------------

Consumer
   Total Revenues                  $   493.0           $    288.4          $     110.3           $     891.7
   Existing unit volume                   12%                  (3)%                (11)%                   4%
   Price                                  (1)%                  -%                   5%                    -%
   Currency                                -%                   2%                  (3)%                   -%
- -------------------------------------------------------------------------------------------------------------------
                                          11%                  (1)%                 (9)%                   4%
- -------------------------------------------------------------------------------------------------------------------

Commercial
   Total Revenues                  $    65.8           $     70.7          $      36.8           $     173.3
   Existing unit volume                   (4)%                  5%                  22%                    5%
   Price                                   1%                   2%                   -%                    1%
   Currency                                -%                   2%                  (7)%                  (1)%
- -------------------------------------------------------------------------------------------------------------------
                                          (3)%                  9%                  15%                    5%
- -------------------------------------------------------------------------------------------------------------------

Consolidated
   Total Revenues                  $   558.8           $    359.1          $     147.1           $   1,065.0
   Existing unit volume                   10%                  (1)%                 (4)%                   4%
   Price                                  (1)%                  -%                   4%                    -%
   Currency                                -%                   2%                  (4)%                   -%
- -------------------------------------------------------------------------------------------------------------------
   Change in Total Revenues                9%                   1%                  (4)%                   4%
===================================================================================================================

     Existing unit volume grew by 4% for the three-month period ended March 31, 1996, over the prior year level. Neither pricing actions nor the effects of changes in foreign exchange rates had a significant effect on Corporation's consolidated revenues during the first quarter of 1996 compared to the corresponding quarter of 1995.
    Existing unit volume in the Consumer segment for the three months ended March 31, 1996, grew by 4% compared to last year. Revenues in the Corporation's Consumer businesses in the United States grew by 11% for the three-month period ended March 31, 1996, over the 1995 level. With the exception of the domestic accessories business, existing unit volume in the first quarter of 1996 exceeded the prior year level for all domestic Consumer businesses, with double-digit rates of growth experienced in the domestic power tools, security hardware, and household products businesses. Revenue growth in the domestic power tools business during the quarter ended March 31, 1996, was experienced across all product categories, with strong growth in the DEWALT(R) professional power tools line and in outdoor lawn and garden products. The continued success of the SnakeLightTM flexible flashlight drove the household products business' double-digit rate of growth in existing unit volume over first quarter of 1995, despite unit volume decreases experienced in certain other product lines as a result of a soft retail environment. The 1% decrease in price experienced by the domestic Consumer businesses during the first quarter of 1996 compared to the corresponding period in 1995 resulted principally from pricing actions taken to spur the sales of older or excess inventories and respond to competitors.
    Excluding the positive effect of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Europe declined by 3% for the three months ended March 31, 1996, from the corresponding period in 1995. The retail environment in Europe continued to be difficult in the first quarter of 1996 with unit volume declines from prior year levels experienced in most major European countries. Despite decreased sales of outdoor lawn and garden tools, accessories, and security hardware in Europe during the first quarter of 1996 as compared to the prior year, increased sales of consumer and professional power tools and household products were experienced during the quarter over the comparable period in 1995.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Other geographic areas for the first quarter of 1996 declined by 6% from the first quarter of 1995. This decline was experienced in a number of geographic areas, particularly, in Canada.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Commercial businesses during the three months ended March 31, 1996, increased by 6% over the corresponding period in 1995. This improvement was driven by strong revenues in the Corporation's glass-container making equipment business while revenues in the fastening systems business approximated the prior year's level.

EARNINGS
Operating income for the three months ended March 31, 1996, was $7.1 million compared to $80.7 million for the corresponding period in 1995. Excluding the effects of the $81.6 million restructuring charge recognized in the first quarter of 1996, operating income for the first quarter of 1996 increased 10% to $88.7 million compared to $80.7 million for first quarter of 1995. Excluding the 1996 restructuring charge, operating income as a percentage of revenues would have been 8.3% for the three-month period ended March 31, 1996, compared to 7.9% for the corresponding period in 1995. This operating income improvement was experienced in the Corporation's domestic power tools, security hardware, plumbing products, and household products businesses as well as in the Corporation's Consumer businesses in Latin America and in its Commercial businesses.
    Gross margin as a percentage of revenues was 37.1% for the three-month periods ended March 31, 1996, and April 2, 1995.
    Marketing and administrative expenses as a percentage of total revenues for the three-month period ended March 31, 1996, were 28.8% compared to 29.2% for the comparable period in 1995 as the benefits of the Corporation's cost reduction initiatives and the realization of the leverage effects of higher sales volumes on fixed and semi-fixed costs continued to be recognized.
    Net interest expense (interest expense less interest income) for the three-month period ended March 31, 1996, was $37.9 million as compared to $46.8 million for the three-month period ended April 2, 1995. The lower level of net interest expense was primarily the result of reduced debt levels in the first quarter of 1996 as compared to the first quarter of 1995 as the Corporation used the proceeds from the sales of its discontinued operations to repay debt.

    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the quarter ended March 31, 1996, the Corporation decreased its portfolio through the termination of a variable to fixed rate interest rate swap of $50.0 million notional amount. Deferred gains and losses on the early termination of interest rate swaps as of March 31, 1996, were not significant. The repayment of short-term borrowings during the first quarter of 1996 with the proceeds from the sale of PRC Inc., coupled with the reduction of the Corporation's interest rate hedge portfolio during that quarter, had the effect of decreasing the Corporation's variable rate debt to total debt ratio from 43% at December 31, 1995, to 35% at March 31, 1996.
    Other expense for the three-month periods ended March 31, 1996, and April 2, 1995, primarily includes the discount on the sale of receivables.
     An income tax benefit of $1.8 million was recognized on the Corporation's pre-tax loss from continuing operations of $34.2 million for the three months ended March 31, 1996, compared to income tax expense of $12.0 million on pre-tax earnings from continuing operations of $31.1 million for the three months ended April 2, 1995. Excluding the income tax benefit of $14.6 million recognized on the restructuring charge of $81.6 million recognized in the quarter ended March 31, 1996, the Corporation's reported tax rate on its continuing operations for the first quarter of 1996 would have been 27% compared to a tax rate of 39% in the first quarter of 1995.
     This lower rate for 1996 as compared to 1995 is due to two factors. First, the reported tax rate on continuing operations of 39% for the first quarter of 1995 was abnormally high due to the effects of the allocation of taxes associated with PRC to discontinued operations. Because the Corporation recorded income tax expense during the first three quarters of 1995 based upon estimated taxable earnings that included PRC, the allocation of income tax expense attributable to PRC to earnings from discontinued operations caused the Corporation's tax rate on continuing operations to fluctuate during each of the quarters in the year ended December 31, 1995. Excluding the effects of the tax benefit that resulted from the reduction of its deferred tax asset valuation allowance in the fourth quarter of 1995, the Corporation's reported tax rate on continuing operations was 33% for the year ended December 31, 1995. Second, higher taxable earnings in the United States and a change in the mix of operating income outside the United States from those subsidiaries in higher rate tax jurisdictions to those subsidiaries in lower rate tax jurisdictions or subsidiaries that profit from the utilization of net operating loss carryforwards also contributed to a lower tax rate on continuing operations during the first quarter of 1996 compared to the corresponding period in 1995.

FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables used cash of $1.9 million for the three months ended March 31, 1996, compared to $55.0 million of cash generated for the three months ended April 2, 1995. This decrease was primarily the result of the timing of certain accrual and expense payments. In particular, a slight decrease was experienced in the level of trade accounts payable at March 31, 1996, from the prior year end compared to the significant increase that occurred in the corresponding period in 1995 when the Corporation sought to increase vendor terms to improve operating cash flow.
     Investing activities for the three months ended March 31, 1996, generated cash of $391.6 million compared to $29.0 million in the corresponding period in 1995. The improvement in cash flow from investing activities is attributable to the receipt of proceeds from the sale of PRC Inc., net of cash selling expenses paid, in the amount of $415.0 million in the first quarter of 1996 compared to the receipt of proceeds from the sale of RSI in the amount of $60.0 million in the first quarter of 1995. Both PRC Inc. and RSI were components of the Corporation's discontinued PRC segment.
     Financing activities used cash of $342.5 million for the three months ended March 31, 1996, compared to cash generated of $20.0 million in the first three months of 1995. The additional use of cash associated with financing activities in the first quarter of 1996 compared to 1995 relates primarily to the Corporation's reduction of short-term borrowings with the net proceeds received from the sale of PRC Inc. At March 31, 1996, average debt maturity was 4.5 years compared to 4.0 years at December 31, 1995. As more fully described in Note 10 of Notes to Consolidated Financial Statements, the Corporation entered into a new unsecured revolving credit facility in April 1996. On a pro forma basis assuming that the new credit facility been in place, average debt maturity would have been 5.3 years at March 31, 1996.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the three months ended March 31, 1996, the Corporation experienced negative free cash flow of $46.2 million compared to negative free cash flow of $21.7 million for the corresponding period in 1995. This $24.5 million decrease in free cash flow during the first three months of 1996 from 1995 was primarily the result of reduced cash flows from operating activities.
     As more fully described in Note 10 of Notes to Consolidated Financial Statements, in April 1996, the Corporation replaced its former unsecured revolving credit facility, which expired in 1997, with a new unsecured revolving credit facility (the Credit Facility), expiring in 2001. The Credit Facility consists of two separate unsecured revolving credit facilities, both of which include certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios. Had the Credit Facility been in place on March 31, 1996, the Corporation would have been well within the limits specified for the cash flow coverage and leverage ratios and would have been in compliance with all other covenants and provisions of the Credit Facility. In addition, the Corporation was in compliance with all covenants and provisions of its former unsecured revolving credit facility as of March 31, 1996.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete previously announced restructuring plans. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under the Credit Facility or under short-term borrowing facilities. Management believes that cash generated from these sources will be adequate to meet the Corporation's cash requirements over the next 12 months.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
    The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
    As of March 31, 1996, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
    Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse affect on the Corporation.

ITEM 2     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Stockholders was held on April 23, 1996, for the election of directors, to consider and approve The Black & Decker Executive Annual Incentive Plan, to consider and approve The Black & Decker 1996 Employee Stock Purchase Plan, to consider and approve an amendment to The Black & Decker Performance Equity Plan, to consider and approve The Black & Decker 1996 Stock Option Plan, and to ratify the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1996. A total of 79,772,779 of the 87,010,938 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                                                Number of Shares
                                             Number of Shares       AUTHORITY
         Directors                               VOTED FOR           WITHHELD
- --------------------------------------------------------------------------------

         Nolan D. Archibald                     79,167,574            605,205
         Alonzo G. Decker, Jr.                  79,063,247            709,532
         Barbara L. Bowles                      79,160,030            612,749
         Malcolm Candlish                       79,211,997            560,782
         Anthony Luiso                          78,871,570            901,209
         Lawrence R. Pugh                       79,147,836            624,943
         Mark H. Willes                         79,209,784            562,995
         M. Cabell Woodward, Jr.                79,201,366            571,413

     (2) Approved The Black & Decker Executive Annual Incentive Plan by an affirmative vote of 76,772,604; votes against the Plan were 2,078,210; and abstentions were 921,965.

     (3) Approved The Black & Decker 1996 Employee Stock Purchase Plan by an affirmative vote of 77,609,042; votes against the Plan were 1,532,846; and abstentions were 630,891.

     (4) Approved an amendment to The Black & Decker Performance Equity Plan by an affirmative vote of 68,225,693; votes against the Plan were 10,564,444; and abstentions were 982,642.

     (5) Approved The Black & Decker 1996 Stock Option Plan by an affirmative vote of 67,331,658; votes against the Plan were 11,597,044; and abstentions were 844,077.

     (6) Ratified the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1996 by an affirmative vote of 79,104,286; votes against ratification were 287,805; and abstentions were 380,688.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

      4(a) Credit Agreement dated as of April 23, 1996, among The Black & Decker Corporation, Black & Decker Holdings Inc. and Black & Decker, as Initial Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank International plc, as Facility Agent, and Citibank International plc and Midland Bank plc, as Co-Arrangers.

      4(b) Credit Agreement dated as of April 23, 1996, among The Black & Decker Corporation, Black & Decker Holdings Inc., Black & Decker, Black & Decker International Holdings, B.V., Black & Decker G.m.b.H., Black & Decker (France) S.A.S., Black & Decker (Nederland) B.V. and Emhart Glass S.A., as Initial Borrowers, and the initial Lenders named therein, as Initial Lenders, and Credit Suisse, as Administrative Agent, and Citibank, N.A., as Documentation Agent, and NationsBank, N.A., as Syndication Agent.

     10(a) The Black & Decker Performance Equity Plan, as amended, included as Exhibit C to the Proxy Statement of the Corporation dated March 1, 1996, for the 1996 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

     10(b) The Black & Decker Executive Annual Incentive Plan, included as Exhibit A to the Proxy Statement of the Corporation dated March 1, 1996, for the 1996 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

     10(c) The Black & Decker 1996 Stock Option Plan, included as Exhibit D to the Proxy Statement of the Corporation dated March 1, 1996, for the 1996 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

     11                    Computation of Earnings Per Share.

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

The Corporation did not file any reports on Form 8-K during the three-month period ended March 31, 1996.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE BLACK & DECKER CORPORATION

                         By    /s/ THOMAS M. SCHOEWE
                                   Thomas M. Schoewe
                                   Vice President and Chief Financial Officer




                          Principal Accounting Officer

                          By    /s/ STEPHEN F. REEVES
                                    Stephen F. Reeves
                                    Corporate Controller






Date: May 13, 1996