Form 10-Q
period 1996-06-30
BLACK & DECKER CORP
filed 1996-08-12
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        June 30, 1996
                                       or
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

The number of shares of Common Stock outstanding as of June 30, 1996: 87,683,574


The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                                  June 30, 1996





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited) For the Three
   Months and Six Months Ended June 30, 1996 and July 2, 1995                 3


Consolidated Balance Sheet
   June 30, 1996 (Unaudited) and December 31, 1995                            4


Consolidated Statement of Cash Flows (Unaudited)
   For the Six Months Ended June 30, 1996 and July 2, 1995                    5


Notes to Consolidated Financial Statements (Unaudited)                        6


Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                  10


PART II - OTHER INFORMATION                                                   19


SIGNATURES                                                                    22


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
- -------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                    Six Months Ended
                                                 June 30, 1996   July 2, 1995          June 30, 1996   July 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Revenues                                              $1,207.9       $1,135.4               $2,272.9      $2,156.8
   Cost of goods sold                                    781.9          716.2                1,452.0       1,358.7
   Marketing and administrative expenses                 322.2          325.7                  628.4         623.9
   Restructuring costs                                      -              -                    81.6             -
- -------------------------------------------------------------------------------------------------------------------
Operating Income                                         103.8           93.5                  110.9         174.2
   Interest expense (net of interest income)              35.9           47.5                   73.8          94.3
   Other expense                                           5.8            3.7                    9.2           6.5
- -------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations
   Before Income Taxes                                    62.1           42.3                   27.9          73.4
   Income taxes                                           16.8           14.2                   15.0          26.2
- -------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                       45.3           28.1                   12.9          47.2
   Earnings from discontinued operations (net
      of income taxes)                                      -             6.7                   70.4          13.3
- -------------------------------------------------------------------------------------------------------------------
Net Earnings                                         $    45.3       $   34.8               $   83.3      $   60.5
===================================================================================================================




- -------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common
   Shares                                            $    42.4       $     31.9             $   77.5      $   54.7
===================================================================================================================

Net Earnings Per Common and Common
   Equivalent Share:
- -------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings from continuing operations               $     .47       $      .29             $    .08      $    .48
   Earnings from discontinued operations                     -              .08                  .78           .16
- -------------------------------------------------------------------------------------------------------------------
   Primary Earnings Per Share                        $     .47       $      .37             $    .86      $    .64
===================================================================================================================
Shares Used in Computing Primary Earnings
   Per Share (in Millions)                                90.1             85.5                 89.7          85.2
===================================================================================================================
Assuming Full Dilution:
   Earnings from continuing operations                $    .47       $      .29             $    .08      $    .48
   Earnings from discontinued operations                     -              .08                  .78           .16
- -------------------------------------------------------------------------------------------------------------------
   Fully Diluted Earnings Per Share                   $    .47       $      .37             $    .86      $    .64
===================================================================================================================
Shares Used in Computing Fully Diluted
   Earnings Per Share (in Millions)                       96.4             85.5                 89.9          85.2
===================================================================================================================

Dividends Per Common Share                            $    .12       $      .10             $    .24      $    .20
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars Except Per Share Amount)

- -------------------------------------------------------------------------------------------------------------------
                                                                          June 30, 1996
                                                                            (Unaudited)         December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                    $    141.7                 $   131.6
Trade receivables                                                                 603.8                     651.3
Inventories                                                                       843.8                     855.7
Net assets of discontinued operations                                                -                      302.4
Other current assets                                                              162.1                     165.6
- -------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         1,751.4                   2,106.6
- -------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                     858.1                     866.8
Goodwill                                                                        2,065.9                   2,142.0
Other Assets                                                                      426.7                     429.9
- -------------------------------------------------------------------------------------------------------------------
                                                                             $  5,102.1                 $ 5,545.3
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                        $    236.7                 $   599.2
Current maturities of long-term debt                                               48.9                      48.0
Trade accounts payable                                                            348.0                     396.7
Other accrued liabilities                                                         743.8                     743.0
- -------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,377.4                   1,786.9
- -------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,666.3                   1,704.5
Deferred Income Taxes                                                              53.4                      52.8
Postretirement Benefits                                                           305.6                     307.8
Other Long-Term Liabilities                                                       237.5                     270.1
Stockholders' Equity
Convertible preferred stock, no par value
   (outstanding: June 30, 1996 and
   December 31, 1995--150,000 shares)                                             150.0                     150.0
Common stock, par value $.50 per share
   (outstanding: June 30, 1996--87,683,574 shares;
   December 31, 1995--86,447,588 shares)                                           43.8                      43.2
Capital in excess of par value                                                  1,110.1                   1,084.5
Retained earnings                                                                 259.1                     202.6
Equity adjustment from translation                                               (101.1)                    (57.1)
- -------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                   1,461.9                   1,423.2
- -------------------------------------------------------------------------------------------------------------------
                                                                             $  5,102.1                 $ 5,545.3
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)
                                                                                        Six Months Ended
- -------------------------------------------------------------------------------------------------------------------
                                                                                June 30, 1996          July 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                       $  83.3                 $ 60.5
Adjustments to reconcile net earnings to cash flow from
   operating activities of continuing operations:
   Non-cash charges and credits:
     Restructuring charges                                                            81.6                     -
     Depreciation and amortization                                                   105.3                  103.2
     Other                                                                             (.1)                   7.3
   Earnings of discontinued operations                                               (70.4)                 (13.3)
   Changes in selected working capital items:
     Trade receivables                                                                82.4                   95.2
     Inventories                                                                      (2.1)                (132.6)
     Trade accounts payable                                                          (45.7)                  44.6
   Restructuring                                                                      (8.1)                    -
   Other assets and liabilities                                                     (111.4)                (104.8)
   Net decrease in receivables sold                                                  (48.5)                 (64.5)
- -------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations                       66.3                   (4.4)
   Cash flow from operating activities of discontinued operations                    (10.1)                 (15.1)
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                                56.2                  (19.5)
- -------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from partial sale of discontinued operations                                414.2                   60.0
Investing activities of discontinued operations                                         -                    (2.7)
Proceeds from disposal of assets                                                      22.4                    6.5
Capital expenditures                                                                 (82.9)                 (79.0)
Cash inflow from hedging activities                                                  208.6                  295.6
Cash outflow from hedging activities                                                (212.6)                (284.1)
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                               349.7                   (3.7)
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                             405.9                  (23.2)
Financing Activities
Net (decrease)/increase in short-term borrowings                                    (358.9)                  20.0
Proceeds from long-term debt (including revolving credit facility)                   459.3                  186.1
Payments on long-term debt (including revolving credit facility)                    (486.7)                (117.1)
Issuance of common stock                                                              19.1                   12.6
Cash dividends                                                                       (26.8)                 (22.9)
- -------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                              (394.0)                  78.7
Effect of exchange rate changes on cash                                               (1.8)                   4.9
- -------------------------------------------------------------------------------------------------------------------
Increase In Cash And Cash Equivalents                                                 10.1                   60.4
Cash and cash equivalents at beginning of period                                     131.6                   65.0
- -------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                         $ 141.7                $ 125.4
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. The accompanying Consolidated Statement of Earnings for the three and six months ended July 2, 1995, and Consolidated Statement of Cash Flows for the six months ended July 2, 1995, have been reclassified to identify separately the results of operations and cash flows of the Corporation's discontinued information technology and services segment (see Note 2). Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1996.
     Operating results for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2: DISCONTINUED OPERATIONS
The accompanying Consolidated Statement of Earnings reflect the net income attributable to the Corporation's discontinued information technology and services (PRC) segment as earnings from discontinued operations. Revenues of the discontinued PRC segment are excluded from revenues as reported in the accompanying Consolidated Statement of Earnings. The results of the discontinued operations of PRC do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc. for $425.0 million to Litton Industries, Inc. No earnings from discontinued operations were recognized during the three months ended June 30, 1996. Earnings from discontinued operations of $70.4 million for the six months ended June 30, 1996, consist primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through February 15, 1996, were not significant. The terms of the sale of PRC Inc. provide for an adjustment to the sales price, expected to be finalized later in 1996, based upon the changes in the net assets of PRC Inc. through February 15, 1996.
     The Corporation sold PRC Realty Systems, Inc. ( RSI) on March 31, 1995, for proceeds of $60.0 million and sold PRC Environmental Management, Inc. (EMI) on September 15, 1995. Together, PRC Inc., RSI and EMI comprised the discontinued PRC segment. Earnings from the discontinued PRC segment amounted to $6.7 and $13.3 million for the three- and six-month periods ended July 2, 1995, net of applicable income taxes of $.7 million and $7.0 million, respectively. The pre-tax gain on the sale of RSI recognized during the six months ended July 2, 1995, was offset by tax expense associated with the sale. Revenues of the discontinued PRC segment for the three- and six-month periods ended July 2, 1995, were $193.6 million and $372.0 million, respectively.

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

NOTE 4: SALE OF RECEIVABLES
At June 30, 1996, under its sale of receivables program, the Corporation had sold $181.5 million of receivables compared to $230.0 million at December 31, 1995. The discount on sale of receivables is included in "Other expense."

NOTE 5: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:


                                                                     June 30, 1996             December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
FIFO Cost
   Raw materials and work-in-process                                        $231.8                        $231.6
   Finished products                                                         654.5                         665.0
- -------------------------------------------------------------------------------------------------------------------
                                                                             886.3                         896.6
Excess of FIFO cost over LIFO inventory value                                (42.5)                        (40.9)
- -------------------------------------------------------------------------------------------------------------------
                                                                            $843.8                        $855.7
===================================================================================================================

    Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 6: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                     June 30, 1996             December 31, 1995
- -------------------------------------------------------------------------------------------------------------------
Goodwill                                                                  $2,592.2                      $2,635.0
Less accumulated amortization                                                526.3                         493.0
- -------------------------------------------------------------------------------------------------------------------
                                                                          $2,065.9                      $2,142.0
===================================================================================================================

NOTE 7: LONG-TERM DEBT
In April 1996, the Corporation replaced its former unsecured revolving credit facility, which was scheduled to expire in 1997, with a new unsecured revolving credit facility (the Credit Facility), which will expire in 2001. Under the Credit Facility, which consists of two individual facilities, the Corporation may borrow up to $1.0 billion.
     Borrowing options under the Credit Facility are at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25% for the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow by means of competitive bid rate loans under the Credit Facility. Competitive bid rate loans will be made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is also required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The Credit Facility provides that the facility fee also will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and financial covenants requiring the Corporation to maintain a specified leverage ratio and to achieve a certain level of cash flow to fixed expense coverage. As of June 30, 1996, the Corporation was in compliance with all terms and conditions of the Credit Facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.
    Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $636.5 million and $759.1 million were included in the Consolidated Balance Sheet at June 30, 1996, and December 31, 1995, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 8: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                             Three Months Ended                         Six Months Ended
                                        June 30, 1996      July 2, 1995           June 30, 1996     July 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Interest expense                                $37.7            $49.4                    $77.6            $98.3
Interest (income)                                (1.8)            (1.9)                    (3.8)            (4.0)
- -------------------------------------------------------------------------------------------------------------------
                                                $35.9            $47.5                    $73.8            $94.3
===================================================================================================================



NOTE 9:  STOCKHOLDERS' EQUITY
As more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, the Corporation had a Stockholder Rights Plan pursuant to which, under certain conditions, each stockholder had share purchase rights for each outstanding share of common stock and Series B Cumulative Preferred Stock of the Corporation. At December 31, 1995, the Corporation had reserved 1,500,000 shares of Series A Junior Participating Preferred Stock for possible issuance upon exercise of the rights. During the quarter ended June 30, 1996, the Corporation's Stockholder Rights Plan expired in accordance with its terms without the issuance of any shares of Series A Junior Participating Preferred Stock.

NOTE 10: NET EARNINGS PER COMMON SHARE
Primary earnings per common and common equivalent share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during each period plus, for the three- and six-month periods ended June 30, 1996, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. For the three- and six-month periods ended July 2, 1995, those incremental shares were immaterial and, accordingly, were not considered in the calculation of primary earnings per share.
     Preferred dividends were $2.9 million for the three months ended June 30, 1996 and July 2, 1995, and $5.8 million for the six months ended June 30, 1996 and July 2, 1995.
     Fully diluted earnings per share for the three-month period ended June 30, 1996, are computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options and conversion of the preferred shares. For the six-month periods ended June 30, 1996 and July 2, 1995 and for the three-month period ended July 2, 1995, conversion of the preferred shares is anti-dilutive and is, therefore, not considered in the computation of fully diluted earnings per share. Fully diluted earnings per share for the six months ended June 30, 1996, and for the three and six months ended July 2, 1995, are computed by dividing net earnings applicable to common shares, which are after preferred stock dividends, by the weighted average number of common shares outstanding plus, for the six months ended June 30, 1996, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. For the three- and six-month periods ended July 2, 1995, those incremental shares were immaterial and, accordingly, were not considered in the calculation of fully diluted earnings per share. As a result, fully diluted earnings per share for the three- and six-month periods ended July 2, 1995, were not materially different from primary earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Corporation reported net earnings of $45.3 million or $.47 per share on a fully diluted basis for the three-month period ended June 30, 1996, compared to net earnings of $34.8 million or $.37 per share on a fully diluted basis for the three-month period ended July 2, 1995. Earnings from continuing operations increased to $45.3 million or $.47 per share on a fully diluted basis for the three-month period ended June 30, 1996, from $28.1 million or $.29 per share on a fully diluted basis for the three-month period ended July 2, 1995. This improvement was primarily due to higher sales volume, lower interest expense as a result of reduced debt levels, and a lower effective income tax rate.
    The Corporation reported net earnings of $83.3 million or $.86 per share on a fully diluted basis for the six-month period ended June 30, 1996, compared to net earnings of $60.5 or $.64 per share on a fully diluted basis for the six-month period ended July 2, 1995. Excluding the effects of the restructuring charge of $81.6 million ($67.0 million after tax) recognized in the first quarter of 1996, earnings from continuing operations increased to $79.9 million ($.83 per share on a fully diluted basis) in the first six months of 1996 from $47.2 million ($.48 per share on a fully diluted basis) in the first six months of 1995. This improvement was attributable to higher sales volume, the continuing effects of cost reduction initiatives, lower interest expense due primarily to reduced debt levels, and a lower effective income tax rate.


DISCONTINUED OPERATIONS

Discontinued operations consist of the results of PRC Inc., PRC Realty Systems, Inc. (RSI) and PRC Environmental Management, Inc. (EMI). Together, PRC Inc., RSI and EMI comprised the Corporation's former information technology and services
(PRC) segment.
    On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc., the remaining business in the discontinued PRC segment, to Litton Industries, Inc. Proceeds of $425.0 million from the sale of PRC Inc., less cash selling expenses of $10.8 million paid during the six months ended June 30, 1996, were used to reduce short-term borrowings. As a result of the sale of PRC Inc. in the first quarter of 1996, no earnings from discontinued operations were recognized during the quarter ended June 30, 1996. Earnings from discontinued operations of $70.4 million or $.78 per share on a fully diluted basis for the six-month period ended June 30, 1996, consist primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. The gain is net of provisions for adjustment to the sales price and retained liabilities. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant.
     Earnings from discontinued operations amounted to $6.7 million, net of income taxes of $.7 million, or $.08 per share on a fully diluted basis for the three months ended July 2, 1995, and $13.3 million, net of income taxes of $7.0 million, or $.16 per share on a fully diluted basis for the six months ended July 2, 1995. On March 31, 1995, the Corporation sold RSI for proceeds of $60.0 million. The pre-tax gain on the sale of RSI recognized during the six months ended July 2, 1995, was offset by tax expense associated with the sale.
    The results of the discontinued operations of the PRC segment do not reflect any expense for interest expense allocated by or management fees charged by the Corporation.


CONTINUING OPERATIONS

RESTRUCTURING
The Corporation actively seeks to identify opportunities to improve its cost structure. These opportunities may involve the closure of manufacturing facilities or the reorganization of other operations.
    The Corporation has undertaken restructuring actions in the past which improved its cost structure; those improvements, however, are subject to erosion over time as competitive pressures intensify or commodity prices increase. In order to preserve those improvements, the Corporation continuously seeks opportunities to improve its cost structure. Based upon a number of factors, including the weak retail environment in Europe which began to soften in the latter part of 1995 and the insights of the new management team in the Corporation's Consumer operations, the Corporation decided to intensify its cost reduction efforts during the quarter ended March 31, 1996. Accordingly, as more fully described in Note 3 of Notes to Consolidated Financial Statements, the Corporation commenced a restructuring of certain of its operations during the first quarter of 1996 and recorded a restructuring charge in the amount of $81.6 million ($67.0 million after tax).
    The major component of the restructuring charge relates to the severance of approximately 1,100 of the Corporation's employees, approximately 1,000 of whom are employees of its Consumer segment. Severance benefits totaling $62.8 million, principally associated with the Corporation's European Consumer businesses, were accrued in the restructuring charge and are expected to be substantially paid in cash during the remainder of 1996 and during the first quarter of 1997.
    The balance of the restructuring charge primarily represents non-cash charges associated with the Corporation's decision to rationalize certain manufacturing and service operations, principally in the Corporation's domestic Consumer businesses. Such rationalization will include the outsourcing of certain products currently manufactured by the Corporation and the closure of several small manufacturing facilities as well as a number of service centers. The principal non-cash charge consists of an $8.9 million write-down to net realizable value of certain land and buildings affected by the rationalization. The remaining restructuring charge primarily relates to the write-down to net realizable value of certain equipment made obsolete or redundant due to the Corporation's decision to close facilities or outsource certain production.
    While the Corporation has commenced this restructuring to improve its cost structure, it does not believe that the full benefit to the Corporation's reported results will be apparent during 1996 due to the timing of the planned actions as well as the fact that the incremental benefit of the severance and other actions described above will be partially offset by additional expenses associated with those actions which are not accruable as restructuring charges but rather will be expensed as incurred. The Corporation estimates that the restructuring actions undertaken will result in incremental pre-tax savings of approximately $10 million in 1996 and approximately $40 million annually thereafter.
    The Corporation is committed to continuous productivity improvement. As part of this commitment, the Corporation has embarked on the specific actions included in the aforementioned restructuring plan. Many of these actions involve the relocation or consolidation of production processes. Realization of the savings identified above is dependent upon the effectiveness and timing of these actions.

REVENUES
The following chart sets forth an analysis of the consolidated changes in revenues for the three- and six-month periods ended June 30, 1996 and July 2, 1995.

            ANALYSIS OF CHANGES IN REVENUES OF CONTINUING OPERATIONS
- -------------------------------------------------------------------------------------------------------------------
                                             For the Three Months Ended               For the Six Months Ended
(Dollars in Millions)                     June 30, 1996     July 2, 1995           June 30, 1996      July 2, 1995
- -------------------------------------------------------------------------------------------------------------------
Total revenues                                 $1,207.9          $1,135.4               $2,272.9         $2,156.8
Unit volume     - existing (1)                        8%                7%                     6%               8%
                - disposed (2)                        -%                -%                     -%               -%
Price                                                 1%                1%                     -%               1%
Currency                                             (3)%               4%                    (1)%              4%
- -------------------------------------------------------------------------------------------------------------------
Change in total revenues                              6%               12%                     5%              13%
===================================================================================================================

In the following chart and throughout the remainder of this discussion, the following definitions apply:
(1) Existing - Reflects  the change  in volume  for businesses  where period-to-
               period  comparability exists.
(2) Disposed - Reflects the change in total revenues from continuing operations for businesses that were included in prior year results, but subsequently have been sold.

    The Corporation operates in two business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products (Commercial), including fastening systems and glass container-making equipment.
    The following chart sets forth an analysis of the change in revenues of continuing operations for the three and six months ended June 30, 1996, compared to the three and six months ended July 2, 1995, by geographic area for each business segment.


            ANALYSIS OF CHANGES IN REVENUES OF CONTINUING OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996


                              United States            Europe                 Other                     Total
- ----------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)    3 Months    6 Months    3 Months   6 Months    3 Months  6 Months      3 Months   6 Months
- ----------------------------------------------------------------------------------------------------------------------
Consumer
Total Revenues             $591.6    $1,084.6      $285.6     $574.0      $147.2    $257.5       $1,024.4    $1,916.1
Existing unit volume           14%         13%         (1)%       (2)%         7%       (2)%            8%          6%
Price                           -%          -%         (1)%       (1)%         5%        5%             1%          -%
Currency                        -%          -%         (5)%       (1)%        (2)%      (2)%           (2)%        (1)%
- ----------------------------------------------------------------------------------------------------------------------
                               14%         13%         (7)%       (4)%        10%        1%             7%          5%
- ----------------------------------------------------------------------------------------------------------------------
Commercial
Total Revenues             $ 69.3     $ 135.1      $ 83.0      $153.7     $ 31.2     $ 68.0      $  183.5    $  356.8
Existing unit volume            5%          1%          8%          7%        22%        22%           10%          7%
Price                           1%          1%          1%          1%         -%         -%            1%          1%
Currency                        -%          -%         (6)%        (2)%      (17)%      (12)%          (6)%        (3)%
- ----------------------------------------------------------------------------------------------------------------------
                                6%          2%          3%          6%         5%        10%            5%          5%
- ----------------------------------------------------------------------------------------------------------------------
Consolidated
Total Revenues             $660.9    $1,219.7      $368.6      $727.7     $178.4     $325.5      $1,207.9    $2,272.9
Existing unit volume           13%         11%          1%          -%        10%         3%            8%          6%
Price                           -%          -%         (1)%         -%         4%         4%            1%          -%
Currency                        -%          -%         (5)%        (2)%       (5)%       (4)%          (3)%        (1)%
- ----------------------------------------------------------------------------------------------------------------------
Change in Total Revenues       13%         11%         (5)%        (2)%        9%         3%            6%          5%
======================================================================================================================

     Existing unit volume grew by 8% and 6% for the three- and six-month periods ended June 30, 1996, over the prior year levels. The negative effects of a stronger United States dollar compared to most major foreign currencies caused a decrease in revenues of 3% and 1% for the three and six months ended June 30, 1996, respectively, from the prior year levels. Pricing actions for the three months ended June 30, 1996, modestly improved revenue comparisons to the prior year but had minimal effect for the six months ended June 30, 1996.
    Existing unit volume in the Consumer segment increased by 8% and 6% for the three- and six-month periods ended June 30, 1996, compared to the same periods in 1996.
    Revenues in the Corporation's Consumer businesses in the United States grew by 14% and 13% for the three- and six-month periods ended June 30, 1996, over 1995 levels as those businesses enjoyed continued strong growth from new products and a good retail environment. Existing unit volume in the three and six months ended June 30, 1996, exceeded the prior year levels for all domestic Consumer businesses. For the quarter ended June 30, 1996, double-digit rates of growth over prior year levels were experienced in the domestic power tools, accessories, security hardware, and plumbing products businesses. Revenue growth in the domestic power tools business during the three and six months ended June 30, 1996, was experienced across all product categories, with strong growth in the DEWALT(R) professional power tools line, in outdoor lawn and garden products, and in the consumer power tools line. In the domestic consumer power tools line, revenue growth benefited by comparison to a weak 1995, during which sales were depressed as a result of the Corporation's announced plans to undertake a global repositioning of its consumer power tools during the second half of 1995. Following a weak first quarter, revenues in the domestic accessories business rebounded strongly during the second quarter of 1996. Economic improvements in the western United States contributed to strong revenue growth by the domestic security hardware and plumbing products businesses in the three and six months ended June 30, 1996, over the comparable periods in 1995. The continued success of the SnakeLightTM flexible flashlight drove the household products business' double-digit rate of growth in existing unit volume during the first half of 1996 over the 1995 level, despite unit volume decreases experienced in certain other product lines as a result of a soft retail environment. During the quarter ended June 30, 1996, revenues of the household products business were up modestly from the sharply higher revenues of the corresponding quarter in 1995, as the effects of the successful introduction of the Quick N' EasyTM iron and higher sales of the SnakeLight product line in 1996 were partially offset by lower sales in certain other product lines.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Europe declined by 2% and 3% for the three and six months ended June 30, 1996, respectively, from the corresponding periods in 1995. The European Consumer businesses' price reduction of 1% during the quarter ended June 30, 1996, was in response to competitive pressures. The retail environment in Europe continued to be difficult in the second quarter of 1996, with mixed results experienced throughout Europe. These mixed results were the product of revenue increases in a number of European countries more than offset by revenue declines in other countries, most notably in Germany where sales have significantly declined from the prior year level. Despite decreased sales of consumer power tools, outdoor lawn and garden tools, accessories, and security hardware in Europe during the three and six months ended June 30, 1996, as compared to 1995 levels, increased sales of professional power tools were experienced during these periods in 1996 over the corresponding periods in 1995. Sales of household products, which were essentially flat to the prior year during the quarter ended June 30, 1996, exceeded the prior year level for the six months ended June 30, 1996.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Other geographic areas for the three and six months ended June 30, 1996, increased by 12% and 3%, respectively, over 1995 levels. Included in these increases were significant pricing actions taken during the three and six months ended June 30, 1996, primarily in the Corporation's businesses in Latin America.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Commercial businesses during the three months and six months ended June 30, 1996, increased by 11% and 8%, respectively, over the corresponding periods in 1995. This improvement was driven by strong revenues in the Corporation's glass-container making equipment business while revenues in the fastening systems business were modestly ahead of the prior year levels.

EARNINGS
Operating income for the three months ended June 30, 1996, increased by 11% to $103.8 million, compared to $93.5 million for the corresponding period in 1995. Operating income as a percentage of revenues was 8.6% for the three months ended June 30, 1996, compared to 8.2% for the comparable quarter in 1995. This operating income improvement was experienced in the Corporation's domestic power tools, security hardware, plumbing products, and household products businesses as well as in the Corporation's fastening systems business.
    Operating income for the six months ended June 30, 1996, was $110.9 million, compared to $174.2 million for the corresponding period in 1995. Excluding the effects of the $81.6 million restructuring charge recognized in the first quarter of 1996, operating income for the first six months of 1996 increased 11% to $192.5 million, compared to $174.2 million for first six months of 1995. Excluding the 1996 restructuring charge, operating income as a percentage of revenues would have been 8.5% for the six-month period ended June 30, 1996, compared to 8.1% for the corresponding period in 1995. This operating income improvement was experienced in the Corporation's domestic power tools, security hardware, plumbing products, and household products businesses as well as in the Corporation's Consumer businesses in Latin America and in its Commercial fastening systems business.
    Gross margin as a percentage of revenues was 35.3% and 36.1% for the three- and six-month periods ended June 30, 1996, compared to 36.9% and 37.0% for the corresponding periods in 1995. This decrease in gross margin percentage was primarily attributable to several factors. First, actions taken by the Corporation in 1996 to reduce inventory levels resulted in lower production levels during 1996 and the associated lower overhead absorption negatively impacted gross margin. Also, excess inventories were liquidated during the period, often at reduced margin. Second, competitive pressures did not permit the Corporation's businesses to institute certain price increases and, in some cases, caused the businesses to reduce prices from prior year levels. Finally, gross margin was negatively affected by changes in the mix of products sold.
    Decreases in gross margin as a percentage of revenues during the three and six months ended June 30, 1996, were more than offset by improvements in marketing and administrative expenses. Marketing and administrative expenses as a percentage of total revenues for the three- and six-month periods ended June 30, 1996, were 26.7% and 27.6%, compared to 28.7% and 28.9% for the comparable periods in 1995 as the benefits of the Corporation's cost reduction initiatives and the realization of the leverage effects of higher sales volumes on fixed and semi-fixed costs continued to be recognized.
    Net interest expense (interest expense less interest income) for the three- and six-month periods ended June 30, 1996, was $35.9 million and $73.8 million, respectively, compared to $47.5 million and $94.3 million for the three- and six-month periods ended July 2, 1995, respectively. The lower level of net interest expense was primarily the result of reduced debt levels in 1996 as compared to 1995 as the Corporation used the proceeds from the sales of its discontinued operations and cash generated by operations to repay debt.
    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the six months ended June 30, 1996, the Corporation decreased its portfolio through the termination of a variable to fixed rate interest rate swap of $50.0 million notional amount and through the scheduled maturity of a rate basis swap with a notional principal amount of $50.0 million. Deferred gains and losses on the early termination of interest rate swaps as of June 30, 1996, were not significant. In addition, during the six months ended June 30, 1996, the Corporation entered into an additional $250.0 million notional amount of interest rate swaps, maturing in 1999, that swap from United States dollars into foreign currencies. Of that amount, $100.0 million swap from fixed rate United States dollars (with a weighted average fixed rate of 6.66%) into fixed rate Japanese yen (with a weighted average fixed rate of 1.99%), $100.0 million swap from fixed rate United States dollars (with a weighted average fixed rate of 6.64%) into fixed rate Deutsche marks (with a weighted average fixed rate of 4.73%), and $50.0 million swap from fixed rate United States dollars (with a weighted average fixed rate of 6.77%) into fixed rate Dutch guilders (with a weighted average fixed rate of 4.58%).
    The repayment of short-term borrowings during the first six months of 1996 with the proceeds from the sale of PRC Inc. and other reductions in borrowings during that period, coupled with the changes in the Corporation's interest rate hedge portfolio described above, had the effect of decreasing the Corporation's variable rate debt to total debt ratio from 43% at December 31, 1995, to 38% at June 30, 1996.
    Other expense for the three- and six-month periods ended June 30, 1996, and July 2, 1995, primarily includes the discount on the sale of receivables.
     For the three months ended June 30, 1996, income tax expense of $16.8 million was recognized on the Corporation's pre-tax earnings from continuing operations of $62.1 million, compared to income tax expense of $14.2 million on pre-tax earnings from continuing operations of $42.3 million for the corresponding quarter in 1995. For the six months ended June 30, 1996, income tax expense of $15.0 million was recognized on the Corporation's pre-tax earnings from continuing operations of $27.9 million, compared to income tax expense of $26.2 million on pre-tax earnings from continuing operations of $73.4 million for the corresponding period in 1995. The Corporation's reported tax rate on its continuing operations was 27% for the quarter ended June 30, 1996, as compared to 34% for the corresponding quarter in 1995. Excluding the income tax benefit of $14.6 million recognized on the restructuring charge of $81.6 million recognized in the first quarter of 1996, the Corporation's reported tax rate on its continuing operations for the six months ended June 30, 1996, would have been 27% compared to a tax rate of 36% for the corresponding period in 1995.
     The lower rate for the three and six months ended June 30, 1996, as compared to 1995 is due to two factors. First, the reported tax rate on continuing operations of 34% and 36% for the three- and six-month periods ended July 2, 1995, was abnormally high due to the effects of the allocation of taxes associated with PRC to discontinued operations. Because the Corporation recorded income tax expense during the first three quarters of 1995 based upon estimated taxable earnings that included PRC, the allocation of income tax expense attributable to PRC to earnings from discontinued operations caused the Corporation's tax rate on continuing operations to fluctuate during each of the quarters in the year ended December 31, 1995. Excluding the effects of the tax benefit that resulted from the reduction of its deferred tax asset valuation allowance in the fourth quarter of 1995, the Corporation's reported tax rate on continuing operations was 33% for the year ended December 31, 1995. Second, higher taxable earnings in the United States and a change in the mix of operating income outside the United States from those subsidiaries in higher rate tax jurisdictions to those subsidiaries in lower rate tax jurisdictions or subsidiaries that profit from the utilization of net operating loss carryforwards also contributed to a lower tax rate on continuing operations during the three- and six-month periods ended June 30, 1996, compared to the corresponding periods in 1995.

FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables generated cash of $114.8 million for the six months ended June 30, 1996, compared to $60.1 million of cash generated for the six months ended July 2, 1995. This improvement was primarily attributable to three factors. First, the Corporation's focus on reducing inventories during 1996 resulted in inventories which were essentially flat to the prior year end, compared to the significant build in inventories experienced during the first half of 1995 when the Corporation repositioned its global power tools line. The improvement in inventory management experienced in 1996 was partially offset by the timing of certain accrual and expense payments. In particular, a decrease was experienced in the level of trade accounts payable at June 30, 1996, from the prior year end compared to the increase that occurred in the corresponding period in 1995 when the Corporation sought to increase vendor terms to improve operating cash flow. Finally, excluding the non-cash effects of the Corporation's 1996 restructuring, improved operating income from continuing operations during the six months ended June 30, 1996, over the corresponding period in 1995 contributed to increased cash generation.
     Investing activities for the six months ended June 30, 1996, generated cash of $349.7 million compared to $3.7 million of cash usage in the corresponding period in 1995. The improvement in cash flow from investing activities is primarily attributable to the receipt of proceeds from the sale of PRC Inc., net of cash selling expenses paid, in the amount of $414.2 million in the first half of 1996 compared to the receipt of proceeds from the sale of RSI in the amount of $60.0 million in the first half of 1995. Both PRC Inc. and RSI were components of the Corporation's discontinued PRC segment.
     Financing activities used cash of $394.0 million for the six months ended June 30, 1996, compared to cash generated of $78.7 million in the first six months of 1995. The additional use of cash associated with financing activities in the first half of 1996 compared to 1995 relates primarily to two factors. First, the Corporation reduced short-term borrowings with the net proceeds received from the sale of PRC Inc. Second, improved operating cash flow permitted to the Corporation to reduce its net long-term debt by $27.4 million at June 30, 1996 from the December 31, 1995 level. Due, in part, to the Corporation's replacement of its former revolving credit facility with the new unsecured credit facility, more fully described in Note 7 of Notes to Consolidated Financial Statements, average debt maturity increased to 4.9 years at June 30, 1996, from 4.0 years at December 31, 1995.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the six months ended June 30, 1996, the Corporation experienced positive free cash flow of $22.3 million compared to negative free cash flow of $77.1 million for the corresponding period in 1995. This $99.4 million increase in free cash flow during the first half of 1996 over the 1995 level was primarily the result of improved cash flows from operating activities.
     As more fully described in Note 7 of Notes to Consolidated Financial Statements, in April 1996, the Corporation replaced its former unsecured revolving credit facility, which expired in 1997, with a new unsecured revolving credit facility (the Credit Facility), expiring in 2001. The Credit Facility consists of two separate unsecured revolving credit facilities, both of which include certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios. As of June 30, 1996, the Corporation was well within the limits specified for the cash flow coverage and leverage ratios and was in compliance with all other covenants and provisions of the Credit Facility.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete previously announced restructuring plans. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under the Credit Facility or under short-term borrowing facilities. Management believes that cash generated from these sources will be adequate to meet the Corporation's cash requirements over the next 12 months.

                         THE BLACK & DECKER CORPORATION

PART II - OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report of Form 10-K for the year ended December 31, 1995, in respect of the suit filed by the owners of a farm that is adjacent to the Corporation's Hampstead, Maryland facility. The United States District Court for the District of Maryland (Northern Division) granted the Corporation's motion for summary judgment on the remaining claim under the Resource Conservation and Recovery Act. Subsequent to the Court's grant of the motion for summary judgment, plaintiffs appealed the Court's decision together with the Court's earlier decision dismissing the other claims. That appeal is pending before the United States Court of Appeals for the Fourth Circuit.
     Following the decision of the United States District Court for the District of Maryland (Northern Division) granting the Corporation's motion for summary judgment, plaintiffs filed suit against the Corporation in the Circuit Court for Baltimore County, Maryland asserting that contamination, allegedly emanating from the facility, has migrated in groundwater and has adversely affected plaintiffs' property. Plaintiffs' claims are substantially identical to the state claims previously dismissed by the United States District Court for the District of Maryland (Northern Division). Plaintiffs seek various forms of relief, including compensatory damages of $20 million and punitive damages of $100 million. The Corporation believes that plaintiffs' claims are without merit and intends to defend vigorously against the allegations made in this matter. Management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
     In June 1996, Emerson Electric Company ("Emerson") filed suit against the Corporation in the United States District Court for the Southern District of New York alleging that the Corporation made false representations in connection with the sale of the Mallory Controls business to Emerson in 1991. Emerson's suit includes claims for negligent misrepresentation and fraud as well as breach of contract, and asserts liability for contribution relating to the settlement by Emerson of a suit arising out of the Mallory Controls business. Emerson seeks damages in the amount of $15 million on the negligent misrepresentation, fraud and breach of contract claims, and damages of not less than $8 million on the contribution claim. The Corporation believes that Emerson's claims are without merit and intends to defend vigorously against the allegations made in this matter. Management is of the opinion that the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
     In January 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed suit in the Superior Court in Massachusetts against the Corporation and certain of its subsidiaries seeking a declaratory judgment that various insurance policies issued by Liberty Mutual to the Corporation did not cover liability and expenses relating to certain on-site and off-site environmental contamination. The Corporation and subsidiary defendants removed the case to the United States District Court for the District of Massachusetts and filed a counterclaim asserting, among other things, bad faith, unlawful business practices and breach of contract on the part of Liberty Mutual. The Corporation recently filed a separate suit in the Circuit Court for Baltimore County, Maryland against Liberty Mutual and certain other primary and excess insurance carriers asserting that various insurance policies issued by Liberty Mutual and the other carriers cover liability and expenses associated with the Corporation's Hampstead, Maryland facility.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of June 30, 1996, the Corporation has no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
     Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 2     CHANGE IN SECURITIES

As noted above in Note 9 of Notes to Consolidated Financial Statements, the Corporation's Stockholder Rights Plan expired in accordance with its terms in April 1996. As a result, the Preferred Share Purchase Rights that previously traded in tandem with the Corporation's Common Stock have terminated and the Corporation has deregistered its Preferred Share Purchase Rights under the Securities Exchange Act of 1934.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

     10(d)(i)              The Black & Decker Executive  Deferred   Compensation
                           Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

     10(d)(ii)             Amendment to The Black & Decker Executive  Deferred
                           Compensation  Plan dated as of July 17, 1996.

     11                    Computation of Earnings Per Share.

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

     99 Unaudited Consolidated Balance Sheet as of July 2, 1995 of The Black & Decker Corporation and Subsidiaries (reclassified to identify separately the net assets of the Corporation's discontinued information technology and services segment)

The Corporation did not file any reports on Form 8-K during the three-month period ended June 30, 1996.

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




Date:  August 12, 1996