Form 10-Q
period 1996-09-29
BLACK & DECKER CORP
filed 1996-11-13
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 29, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number:    1-1553


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                52-0248090
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
 incorporation or organization)


701 East Joppa Road              Towson, Maryland                   21286
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (410) 716-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X YES   NO

The number of shares of Common Stock outstanding as of
 September 29, 1996:     87,826,621


The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                               September 29, 1996





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited) For the Three Months and
   Nine Months Ended September 29, 1996 and October 1, 1995                   3


Consolidated Balance Sheet
   September 29, 1996 (Unaudited) and December 31, 1995                       4


Consolidated Statement of Cash Flows (Unaudited)
   For the Nine Months Ended September 29, 1996 and October 1, 1995           5


Notes to Consolidated Financial Statements (Unaudited)                        6


Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                 11


PART II - OTHER INFORMATION                                                  20


SIGNATURES                                                                   23

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

-------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                    Nine Months Ended
                                        September 29, 1996  October 1, 1995    September 29, 1996   October 1, 1995
-------------------------------------------------------------------------------------------------------------------
Revenues                                         $1,186.7          $1,168.9              $3,459.6         $3,325.7
   Cost of goods sold                               757.5             744.8               2,209.5          2,103.5
   Marketing and administrative expenses            315.1             320.7                 943.5            944.6
   Restructuring costs                                -                 -                    81.6                -
-------------------------------------------------------------------------------------------------------------------
Operating Income                                    114.1             103.4                 225.0            277.6
   Interest expense (net of interest income)         32.5              47.7                 106.3            142.0
   Other expense                                      5.3               5.9                  14.5             12.4
-------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations
   Before Income Taxes                               76.3              49.8                 104.2            123.2
   Income taxes                                      20.6              17.5                  35.6             43.7
-------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                  55.7              32.3                  68.6             79.5
   Earnings from discontinued
     operations (net of income taxes)                 -                11.2                  70.4             24.5
-------------------------------------------------------------------------------------------------------------------
Net Earnings                                     $   55.7          $   43.5              $  139.0         $  104.0
===================================================================================================================




-------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common
  Shares                                         $   52.8          $   40.6              $  130.3         $   95.3
===================================================================================================================

Net Earnings Per Common and Common
  Equivalent Share:
-------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings from continuing operations           $    .59          $    .33              $    .67         $    .81
   Earnings from discontinued operations               -                .13                   .78              .28
-------------------------------------------------------------------------------------------------------------------
   Primary Earnings Per Share                    $    .59          $    .46              $   1.45         $   1.09
===================================================================================================================
Shares Used in Computing Primary Earnings
   Per Share (in Millions)                           90.2              88.5                  89.9             87.7
===================================================================================================================
Assuming Full Dilution:
   Earnings from continuing operations           $    .58          $    .34              $    .71         $    .80
   Earnings from discontinued operations               -                .12                   .73              .28
-------------------------------------------------------------------------------------------------------------------
   Fully Diluted Earnings Per Share              $    .58          $    .46              $   1.44         $   1.08
===================================================================================================================
Shares Used in Computing Fully Diluted
   Earnings Per Share (in Millions)                  96.6              95.1                  96.4             88.2
===================================================================================================================

Dividends Per Common Share                       $    .12          $    .10              $    .36         $    .30
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars Except Per Share Amount)

-------------------------------------------------------------------------------------------------------------------
                                                                     September 29, 1996
                                                                            (Unaudited)         December 31, 1995
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                      $  122.7                  $  131.6
Trade receivables                                                                 678.2                     651.3
Inventories                                                                       828.2                     855.7
Net assets of discontinued operations                                                -                      302.4
Other current assets                                                              168.9                     165.6
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         1,798.0                   2,106.6
-------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                     856.8                     866.8
Goodwill                                                                        2,062.4                   2,142.0
Other Assets                                                                      431.3                     429.9
-------------------------------------------------------------------------------------------------------------------
                                                                               $5,148.5                  $5,545.3
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                          $  260.1                  $  599.2
Current maturities of long-term debt                                               43.6                      48.0
Trade accounts payable                                                            368.4                     396.7
Other accrued liabilities                                                         732.1                     743.0
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,404.2                   1,786.9
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,624.0                   1,704.5
Deferred Income Taxes                                                              55.8                      52.8
Postretirement Benefits                                                           312.2                     307.8
Other Long-Term Liabilities                                                       229.2                     270.1
Stockholders' Equity
Convertible preferred stock, no par value
   (outstanding: September 29, 1996 and
   December 31, 1995--150,000 shares)                                             150.0                     150.0
Common stock, par value $.50 per share
   (outstanding: September 29, 1996--87,826,621 shares;
   December 31, 1995--86,447,588 shares)                                           43.9                      43.2
Capital in excess of par value                                                  1,113.5                   1,084.5
Retained earnings                                                                 301.4                     202.6
Equity adjustment from translation                                                (85.7)                    (57.1)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                   1,523.1                   1,423.2
-------------------------------------------------------------------------------------------------------------------
                                                                               $5,148.5                  $5,545.3
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended
                                                                         September 29, 1996       October 1, 1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                        $139.0                 $104.0
Adjustments to reconcile net earnings to cash flow from
   operating activities of continuing operations:
   Non-cash charges and credits:
     Restructuring charges                                                            81.6                     -
     Depreciation and amortization                                                   159.3                  155.1
     Other                                                                             8.7                   15.1
   Earnings of discontinued operations                                               (70.4)                 (24.5)
   Changes in selected working capital items:
     Trade receivables                                                                 4.9                    9.5
     Inventories                                                                      22.5                 (208.0)
     Trade accounts payable                                                          (28.4)                  93.1
   Restructuring                                                                     (21.0)                    -
   Other assets and liabilities                                                     (138.7)                 (36.6)
   Net decrease in receivables sold                                                  (39.0)                 (48.0)
-------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations                      118.5                   59.7
   Cash flow from operating activities of discontinued operations                    (12.3)                 (12.9)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                               106.2                   46.8
-------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from partial sale of discontinued operations                                413.8                   95.5
Investing activities of discontinued operations                                         -                    (7.3)
Proceeds from disposal of assets                                                      29.7                   10.1
Capital expenditures                                                                (122.9)                (122.7)
Cash inflow from hedging activities                                                  324.0                  425.1
Cash outflow from hedging activities                                                (325.2)                (420.9)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                               319.4                  (20.2)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                             425.6                   26.6
Financing Activities
Net decrease in short-term borrowings                                               (336.8)                 (51.2)
Proceeds from long-term debt (including revolving credit facility)                   471.8                  234.5
Payments on long-term debt (including revolving credit facility)                    (550.2)                (148.3)
Issuance of common stock                                                              20.9                   16.7
Cash dividends                                                                       (40.2)                 (34.4)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                              (434.5)                  17.3
Effect of exchange rate changes on cash                                                 -                     1.5
-------------------------------------------------------------------------------------------------------------------
(Decrease) Increase In Cash And Cash Equivalents                                      (8.9)                  45.4
Cash and cash equivalents at beginning of period                                     131.6                   65.0
-------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                          $122.7                 $110.4
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. The accompanying Consolidated Statement of Earnings for the three and nine months ended October 1, 1995, and Consolidated Statement of Cash Flows for the nine months ended October 1, 1995, have been reclassified to identify separately the results of operations and cash flows of the Corporation's discontinued information technology and services segment (see Note 2). Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1996.
     Operating results for the three- and nine-month periods ended September 29, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2: DISCONTINUED OPERATIONS
The accompanying Consolidated Statement of Earnings reflects the net income attributable to the Corporation's discontinued information technology and services (PRC) segment as earnings from discontinued operations. Revenues of the discontinued PRC segment are excluded from revenues as reported in the accompanying Consolidated Statement of Earnings. The results of the discontinued operations of PRC do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc. for $425.0 million to Litton Industries, Inc. No earnings from discontinued operations were recognized during the three months ended September 29, 1996. Earnings from discontinued operations of $70.4 million for the nine months ended September 29, 1996, consist primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through February 15, 1996, were not significant. The terms of the sale of PRC Inc. provide for an adjustment to the sales price, expected to be finalized in late 1996 or early 1997, based upon the changes in the net assets of PRC Inc. through February 15, 1996.
     The Corporation sold PRC Realty Systems, Inc. (RSI) on March 31, 1995, and sold PRC Environmental Management, Inc. (EMI) on September 15, 1995, for proceeds of $60.0 million and $35.5 million, respectively. Together, PRC Inc., RSI and EMI comprised the discontinued PRC segment. Earnings from the discontinued PRC segment amounted to $11.2 and $24.5 million for the three- and nine-month periods ended October 1, 1995, net of applicable income taxes of $1.1 million and $8.1 million, respectively. The pre-tax gain on the sale of RSI and EMI recognized during the nine months ended October 1, 1995, was offset by tax expense associated with the sale. Revenues of the discontinued PRC segment for the three- and nine-month periods ended October 1, 1995, were $207.9 million and $579.9 million, respectively.

NOTE 3: RESTRUCTURING
During the three months ended March 31, 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $81.6 million. During the three months ended September 29, 1996, the Corporation, as a result of changed business conditions and the insights of new management in certain businesses, modified portions of the restructuring plan announced earlier in the year. The net effect of the modifications to the initial restructuring plan, together with changes in estimates to the components of the initial plan, was to eliminate approximately 200 additional positions, while the original restructuring charge of $81.6 million remained unchanged.
    The major component of the restructuring charge, as modified, relates to the Corporation's elimination of approximately 1,300 positions. As a result, an accrual of $67.5 million for severance, principally associated with the Corporation's European Consumer businesses, is included in the restructuring charge.
    In connection with the modified restructuring plan, the Corporation will also take actions to rationalize certain manufacturing and service operations. Such rationalization, principally associated with the Corporation's Consumer businesses in the United States, will include the outsourcing of certain products currently manufactured by the Corporation and the closure of several small manufacturing facilities. As a result, the restructuring charge also includes a $6.6 million write-down to net realizable value of certain land and buildings. The remaining restructuring charge primarily relates to the write-down to net realizable value of certain equipment made obsolete or redundant due to the Corporation's decision to close certain facilities or outsource certain production.

NOTE 4: SALE OF RECEIVABLES
At September 29, 1996, under its sale of receivables program, the Corporation had sold $191.0 million of receivables compared to $230.0 million at December 31, 1995. The discount on sale of receivables is included in "Other expense."

NOTE 5: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                                September 29, 1996             December 31, 1995
-------------------------------------------------------------------------------------------------------------------
FIFO Cost
   Raw materials and work-in-process                                        $228.7                        $231.6
   Finished products                                                         643.1                         665.0
-------------------------------------------------------------------------------------------------------------------
                                                                             871.8                         896.6
Excess of FIFO cost over LIFO inventory value                                (43.6)                        (40.9)
-------------------------------------------------------------------------------------------------------------------
                                                                            $828.2                        $855.7
===================================================================================================================

    Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 6: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                September 29, 1996             December 31, 1995
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                  $2,605.2                      $2,635.0
Less accumulated amortization                                                542.8                         493.0
-------------------------------------------------------------------------------------------------------------------
                                                                          $2,062.4                      $2,142.0
===================================================================================================================

NOTE 7: LONG-TERM DEBT
In April 1996, the Corporation replaced its former unsecured revolving credit facility, which was scheduled to expire in 1997, with a new unsecured revolving credit facility (the Credit Facility), which will expire in 2001. Under the Credit Facility, which consists of two individual facilities, the Corporation may borrow up to $1.0 billion.
     Borrowing options under the Credit Facility are at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25% for the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow by means of competitive bid rate loans under the Credit Facility. Competitive bid rate loans will be made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is also required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The Credit Facility provides that the facility fee also will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and financial covenants requiring the Corporation to maintain a specified leverage ratio and to achieve a certain level of cash flow to fixed expense coverage. As of September 29, 1996, the Corporation was in compliance with all terms and conditions of the Credit Facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.
    Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $643.0 million and $759.1 million were included in the Consolidated Balance Sheet at September 29, 1996, and December 31, 1995, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 8: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                             Three Months Ended                         Nine Months Ended
                                   September 29, 1996   October 1, 1995      September 29, 1996  October 1, 1995
-------------------------------------------------------------------------------------------------------------------
Interest expense                                $34.0            $49.5                   $111.6           $147.8
Interest (income)                                (1.5)            (1.8)                    (5.3)            (5.8)
-------------------------------------------------------------------------------------------------------------------
                                                $32.5            $47.7                   $106.3           $142.0
===================================================================================================================

NOTE 9: STOCKHOLDERS' EQUITY
As more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, the Corporation had a Stockholder Rights Plan pursuant to which, under certain conditions, each stockholder had share purchase rights for each outstanding share of common stock and Series B Cumulative Convertible Preferred Stock of the Corporation. At December 31, 1995, the Corporation had reserved 1.5 million shares of Series A Junior Participating Preferred Stock for possible issuance upon exercise of the rights. In 1996, the Corporation's Stockholder Rights Plan expired in accordance with its terms without the issuance of any shares of Series A Junior Participating Preferred Stock.

NOTE 10: NET EARNINGS PER COMMON SHARE
Primary earnings per common and common equivalent share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options.
     Preferred dividends were $2.9 million for the three months ended September 29, 1996 and October 1, 1995, and $8.7 million for the nine months ended September 29, 1996 and October 1, 1995.
     Fully diluted earnings per share for the three- and nine-month periods ended September 29, 1996 and for the three-month period ended October 1, 1995 are computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options and conversion of the preferred shares. For the nine-month period ended October 1, 1995, conversion of the preferred shares is anti-dilutive and is, therefore, not considered in the computation of fully diluted earnings per share. Fully diluted earnings per share for the nine months ended October 1, 1995, are computed by dividing net earnings applicable to common shares, which are after preferred stock dividends, by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options.

NOTE 11: SUBSEQUENT EVENT
As more fully described in Note 14 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, the Corporation had the option, after September 1996, to require the conversion of its Series B Cumulative Convertible Preferred Stock (Series B) into shares of common stock if the current market price of the shares of common stock equaled or exceeded $39.45 per share for a period of 20 out of 30 consecutive trading days. On October 14, 1996, the Corporation exercised its conversion option, issuing 6.35 million shares of common stock in exchange for all previously outstanding shares of Series B stock.
     In connection with the original sale of the Series B stock, the Corporation and the purchaser of the Series B stock entered into a standstill agreement that included, among other things, provisions limiting the purchaser's ownership and voting of shares of the Corporation's capital stock, provisions limiting actions by the purchaser with respect to the Corporation, and provisions generally restricting the purchaser's equity interest in the Corporation to 15%. The standstill agreement, which expires in September 2001, continues to apply to the shares of common stock held by the purchaser of the Series B stock, including those common shares issued upon the conversion of the Series B stock.
     As more fully described in Note 10, the 6.35 million shares of common stock issued upon conversion of the Series B stock have been considered in the Corporation's computation of fully diluted earnings per share for the three- and nine-month periods ended September 29, 1996 and October 1, 1995. Those 6.35 million shares of common stock will be considered in the Corporation's computation of primary earnings per share for periods subsequent to the conversion date. On a pro forma basis assuming that the 6.35 million common shares had been issued upon conversion of the Series B stock as of July 1, 1996 and January 1, 1996, primary earnings per share for the three and nine months ended September 29, 1996, would have been $.58 and $1.44, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Corporation reported net earnings of $55.7 million or $.58 per share on a fully diluted basis for the three-month period ended September 29, 1996, compared to net earnings of $43.5 million or $.46 per share on a fully diluted basis for the three-month period ended October 1, 1995. Earnings from continuing operations increased to $55.7 million or $.58 per share on a fully diluted basis for the three-month period ended September 29, 1996, from $32.3 million or $.34 per share on a fully diluted basis for the three-month period ended October 1, 1995.
    The Corporation reported net earnings of $139.0 million or $1.44 per share on a fully diluted basis for the nine-month period ended September 29, 1996, compared to net earnings of $104.0 million or $1.08 per share on a fully diluted basis for the nine-month period ended October 1, 1995. Excluding the effects of the restructuring charge of $81.6 million ($67.0 million after tax) recognized in the first quarter of 1996, earnings from continuing operations increased to $135.6 million ($1.41 per share on a fully diluted basis) in the first nine months of 1996 from $79.5 million ($.80 per share on a fully diluted basis) in the first nine months of 1995.
    These improvements in earnings from continuing operations during the three and nine months ended September 29, 1996, were attributable to higher sales volume, the continuing effects of cost reduction initiatives, lower interest expense due primarily to reduced debt levels, and a lower effective income tax rate.


DISCONTINUED OPERATIONS

Discontinued operations consist of the results of PRC Inc., PRC Realty Systems, Inc. (RSI) and PRC Environmental Management, Inc. (EMI). Together, PRC Inc., RSI and EMI comprised the Corporation's former information technology and services
(PRC) segment.
    On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc., the remaining business in the discontinued PRC segment, to Litton Industries, Inc. Proceeds of $425.0 million from the sale of PRC Inc., less cash selling expenses of $11.2 million paid during the nine months ended September 29, 1996, were used to reduce short-term borrowings. As a result of the sale of PRC Inc. in the first quarter of 1996, no earnings from discontinued operations were recognized during the quarter ended September 29, 1996. Earnings from discontinued operations of $70.4 million or $.73 per share on a fully diluted basis for the nine-month period ended September 29, 1996, consist primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. The gain is net of provisions for adjustment to the sales price and retained liabilities. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant.
     Earnings from discontinued operations amounted to $11.2 million, net of income taxes of $1.1 million, or $.12 per share on a fully diluted basis for the three months ended October 1, 1995, and $24.5 million, net of income taxes of $8.1 million, or $.28 per share on a fully diluted basis for the nine months ended October 1, 1995. The Corporation sold RSI on March 31, 1995, and EMI on
September 15, 1995, for proceeds of $60.0 million and $35.5 million, respectively. The pre-tax gains on the sales of RSI and EMI recognized during the nine months ended October 1, 1995, were substantially offset by tax expense associated with the sales.
    The results of the discontinued operations of the PRC segment do not reflect any expense for interest expense allocated by or management fees charged by the Corporation.


CONTINUING OPERATIONS

RESTRUCTURING
The Corporation actively seeks to identify opportunities to improve its cost structure. These opportunities may involve the closure of manufacturing facilities or the reorganization of other operations.
    The Corporation has undertaken restructuring actions in the past which improved its cost structure; those improvements, however, are subject to erosion over time as competitive pressures intensify or commodity prices increase. In order to preserve those improvements, the Corporation continuously seeks opportunities to improve its cost structure. Based upon a number of factors, including the weak retail environment in Europe which began to soften in the latter part of 1995, the Corporation decided to intensify its cost reduction efforts during the first quarter of 1996. Accordingly, the Corporation commenced a restructuring of certain of its operations during the first quarter of 1996 and recorded a restructuring charge in the amount of $81.6 million ($67.0 million after tax).
    As initially established, the major component of the restructuring charge related to the Corporation's elimination of approximately 1,100 positions, of which approximately 1,000 were in its Consumer segment. As a result, severance benefits totaling $62.8 million, principally associated with the Corporation's European Consumer businesses, were accrued in the restructuring charge. The balance of the restructuring charge primarily represented non-cash charges associated with the Corporation's decision to rationalize certain manufacturing and service operations, principally in the Corporation's Consumer businesses in the United States. Such rationalization was anticipated to include the outsourcing of certain products currently manufactured by the Corporation and the closure of several small manufacturing facilities as well as a number of service centers. The principal non-cash charge consisted of an $8.9 million write-down to net realizable value of certain land and buildings affected by the rationalization. The remaining restructuring charge primarily related to the write-down to net realizable value of certain equipment made obsolete or redundant due to the Corporation's decision to close facilities or outsource certain production.
    During the quarter ended September 29, 1996, the Corporation, as a result of changed business conditions and the insight of new management in certain businesses, modified portions of the restructuring plan announced earlier in the year. Under the modified plan, the Corporation has decided to continue its manufacturing at one of its smaller facilities in the United States rather than closing the facility and outsourcing production, and to continue to operate several service and distribution centers that had been slated for closure. In connection with its review of the changing business environment, the Corporation also determined that it was appropriate to further reduce employment in its Consumer businesses. The net effect of these modifications to the initial restructuring plan, together with changes in estimates of the components of the original plan, is to eliminate approximately 200 additional positions while the amount of the restructuring charge remained unchanged at $81.6 million.
    A summary of the Corporation's restructuring activity through September 29, 1996, follows:

-------------------------------------------------------------------------------------------------------------------
                                   Reserve As                                         Reversal of
                               Established in                                    Previous Reserve          Reserve
                            the First Quarter           Utilization of Reserve     and Accrual of       at Septem-
(Dollars in Millions)                 of 1996             Cash        Non-Cash        New Reserve     ber 29, 1996
-------------------------------------------------------------------------------------------------------------------
Severance benefits                      $62.8            $(20.9)       $    -             $ 4.7           $46.6
Write-down of land and
  buildings to net realizable
  value                                   8.9                 -          (6.4)             (2.3)             .2
Other charges                             9.9               (.1)         (5.9)             (2.4)            1.5
-------------------------------------------------------------------------------------------------------------------
  Total                                 $81.6            $(21.0)       $(12.3)            $  -            $48.3
===================================================================================================================

    The Corporation anticipates that the remaining restructuring reserve of $48.3 million as of September 29, 1996, will be spent during the balance of 1996 and in 1997 as certain severance actions taken in the Corporation's European Consumer businesses are subject to scheduled pay-outs mandated by local custom or governmental regulation.
    Based on current market conditions, the changes discussed above, and the net effect of delays or accelerations of components of the original plan, the Corporation estimates that savings from the modified restructuring plan will approximate $10 million in 1996, $40 million in 1997, and $50 million annually thereafter.
    The Corporation is committed to continuous productivity improvement and, as part of its annual strategic planning review, continues to evaluate additional opportunities for cost reduction. As part of this commitment, the Corporation
has  embarked  on  the   specific   actions   included  in  the   aforementioned
restructuring plan. Many of these actions involve the relocation or consolidation of production processes. Realization of the savings identified above is dependent upon the effectiveness and timing of these actions.

REVENUES
The following chart sets forth an analysis of the consolidated changes in revenues for the three- and nine-month periods ended September 29, 1996 and October 1, 1995.

            ANALYSIS OF CHANGES IN REVENUES OF CONTINUING OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                           For the Three Months Ended                For the Nine Months Ended
(Dollars in Millions)                September 29, 1996   October 1, 1995      September 29, 1996   October 1, 1995
-------------------------------------------------------------------------------------------------------------------
Total revenues                                 $1,186.7          $1,168.9                $3,459.6         $3,325.7
Unit volume - existing (1)                            3%                4%                      5%               6%
            - disposed (2)                            -%                -%                      -%               -%
Price                                                 -%                1%                      -%               1%
Currency                                             (1)%               2%                     (1)%              4%
-------------------------------------------------------------------------------------------------------------------
Change in total revenues                              2%                7%                      4%              11%
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

    The Corporation operates in two business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products (Commercial), including fastening systems and glass container-making equipment.
    The following chart sets forth an analysis of the change in revenues of continuing operations for the three and nine months ended September 29, 1996, compared to the three and nine months ended October 1, 1995, by geographic area for each business segment.

            ANALYSIS OF CHANGES IN REVENUES OF CONTINUING OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 1996

-----------------------------------------------------------------------------------------------------------------------
                             United States              Europe                  Other                     Total
(Dollars in Millions)    3 Months    9 Months     3 Months   9 Months     3 Months  9 Months       3 Months   9 Months
-----------------------------------------------------------------------------------------------------------------------
Consumer
Total Revenues             $606.3    $1,690.9       $264.6    $ 838.6       $152.2    $409.7       $1,023.1   $2,939.2
Existing unit volume            5%         10%          (1)%       (1)%          2%       (1)%            3%         5%
Price                          (1)%        (1)%         (1)%       (1)%          2%        4%             -%         -%
Currency                        -%          -%          (2)%       (2)%         (2)%      (2)%           (1)%       (1)%
-----------------------------------------------------------------------------------------------------------------------
                                4%          9%          (4)%       (4)%          2%        1%             2%         4%
-----------------------------------------------------------------------------------------------------------------------
Commercial
Total Revenues             $ 61.8    $  196.9       $ 74.2    $  227.9      $ 27.6    $ 95.6       $  163.6   $  520.4
Existing unit volume            2%          1%           7%          7%          3%       16%             4%         6%
Price                           1%          1%           1%          1%          -%        -%             1%         1%
Currency                        -%          -%          (3)%        (3)%       (14)%     (13)%           (4)%       (3)%
-----------------------------------------------------------------------------------------------------------------------
                                3%          2%           5%          5%        (11)%       3%             1%         4%
-----------------------------------------------------------------------------------------------------------------------
Consolidated
Total Revenues             $668.1    $1,887.8       $338.8    $1,066.5      $179.8    $505.3       $1,186.7   $3,459.6
Existing unit volume            5%          9%           1%          -%          2%        3%             3%         5%
Price                          (1)%         -%          (1)%         -%          2%        3%             -%         -%
Currency                        -%          -%          (2)%        (2)%        (4)%      (4)%           (1)%       (1)%
-----------------------------------------------------------------------------------------------------------------------
Change in Total Revenues        4%          9%          (2)%        (2)%         -%        2%             2%         4%
=======================================================================================================================

     Existing unit volume grew by 3% and 5% for the three- and nine-month periods ended September 29, 1996, over the prior year levels. The negative effects of a stronger United States dollar compared to most major foreign currencies caused a 1% decrease in revenues from the prior year levels for both the three and nine months ended September 29, 1996. Pricing actions had minimal effect on revenues for the three and nine months ended September 29, 1996 compared to the corresponding periods in 1995.
     Existing unit volume in the Consumer segment increased by 3% and 5% for the three- and nine-month periods ended September 29, 1996, compared to the same periods in 1995.
    Revenues in the Consumer businesses in the United States grew by 4% and 9% over prior year levels for the three- and nine-month periods ended September 29, 1996. The domestic Consumer businesses' price reductions of 1% during the quarter and nine months ended September 29, 1996, were taken to reduce levels of excess inventories and in response to competitive pressures. Existing unit volume in the three and nine months ended September 29, 1996, exceeded the prior year levels for all domestic Consumer businesses, with the exception of the
household   products   business   where  sales  were  sharply   lower  than  the
corresponding quarter in 1995 and were essentially flat to the corresponding nine-month period in 1995. The sharp decrease in domestic household products sales during the quarter ended September 29, 1996, was primarily attributable to several factors. A generally weak retail environment for household products, coupled with the continued effects of the business' efforts to exit certain lower margin product lines, depressed sales for the third quarter of 1996. The most significant factor impacting the year-over-year sales comparison, however, was the sharply lower level of sales of the SnakeLightTM flexible flashlight in the quarter ended September 29, 1996. The Corporation believes that these lower sales resulted from a change in the timing of SnakeLight orders. During the 1994 Christmas season, retail shortages of the newly introduced SnakeLight were widespread. Despite increased SnakeLight production in 1995, demand continued to outstrip supply and, in order to ensure availability for the 1995 Christmas season, retailers ordered SnakeLights for delivery in the third quarter of 1995. By mid-1996, the household products business had sufficiently increased production to fully satisfy SnakeLight demand, as a result of which retailers exited the second quarter of 1996 with significant quantities of SnakeLight inventory on hand. This fact, coupled with the normalization of the SnakeLight Christmas order pattern from the third quarter of 1995 to the fourth quarter of 1996, resulted in sharply lower SnakeLight sales during the quarter ended September 29, 1996, compared to the corresponding quarter in 1995.
    For the quarter ended September 29, 1996, double-digit rates of growth over the prior year level were experienced in the domestic power tools and security hardware businesses, while the domestic accessories and plumbing products businesses also experienced strong rates of growth over the prior year level. Strong revenue growth in the domestic power tools business during the three and nine months ended September 29, 1996, was experienced across all product categories, with the exception of the consumer power tools line which, for the nine months ended September 29, 1996, increased moderately over the prior year level. For the quarter ended September 29, 1996, the consumer power tools line was down from the prior year level, suffering from the comparison to a particularly strong third quarter of 1995 that benefited from that year's successful introduction of the cordless VERSAPAK TM line.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Europe declined by 2% for both the three and nine months ended September 29, 1996, respectively, from the corresponding periods in 1995. The European Consumer businesses' price reductions of 1% during the three and nine months ended September 29, 1996, were in response to competitive pressures. The retail environment in Europe continued to be difficult in the third quarter of 1996, with mixed results experienced throughout Europe. These mixed results were the product of revenue increases in a number of European countries more than offset by revenue declines in other countries, most notably in Germany where sales have significantly declined from the prior year level. Sales in Europe of consumer power tools, outdoor lawn and garden tools, accessories, household products, and security hardware declined during the three and nine months ended September 29, 1996, as compared to 1995 levels, while sales of professional power tools experienced an increase during these periods in 1996 over the corresponding periods in 1995.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Consumer businesses in Other geographic areas for the three and nine months ended September 29, 1996, increased by 4% and 3%, respectively, over 1995 levels. Included in these increases were the positive effects of pricing actions taken during the three and nine months ended September 29, 1996, most significantly in the Corporation's businesses in Latin America.
    Excluding the negative effect of changes in foreign exchange rates, revenues in the Corporation's Commercial businesses during the three months and nine months ended September 29, 1996, increased by 5% and 7%, respectively, over the corresponding periods in 1995. For the three months ended September 29, 1996, this overall improvement was experienced in both the glass-container making equipment and fastening systems businesses. For the nine months ended September 29, 1996, this improvement was driven by strong revenues in the Corporation's glass-container making equipment business while revenues in the fastening systems business were also ahead of the prior year levels.

EARNINGS
Operating income for the three months ended September 29, 1996, increased by 10% to $114.1 million, compared to $103.4 million for the corresponding period in 1995. Operating income as a percentage of revenues was 9.6% for the three months ended September 29, 1996, compared to 8.8% for the comparable quarter in 1995. This improvement in operating income as a percentage of revenues was experienced in the Corporation's domestic plumbing products business, in its Consumer businesses in Europe and Latin America, and in its Commercial businesses.
    Operating income for the nine months ended September 29, 1996, was $225.0 million, compared to $277.6 million for the corresponding period in 1995. Excluding the effects of the $81.6 million restructuring charge recognized in the first quarter of 1996, operating income for the first nine months of 1996 increased 10% to $306.6 million, compared to $277.6 million for first nine months of 1995. Excluding the 1996 restructuring charge, operating income as a percentage of revenues would have been 8.9% for the nine-month period ended September 29, 1996, compared to 8.3% for the corresponding period in 1995. This improvement in operating income as a percentage of revenues was experienced in the Corporation's domestic power tools, security hardware, plumbing products, and household products businesses as well as in the Corporation's Consumer businesses in Latin America and in its Commercial businesses.
    Gross margin as a percentage of revenues was 36.2% and 36.1% for the three- and nine-month periods ended September 29, 1996, compared to 36.3% and 36.8% for the corresponding periods in 1995. This decrease in gross margin percentage was primarily attributable to several factors. First, actions taken by the Corporation in 1996 to reduce inventory levels resulted in lower production levels during 1996 and the associated lower overhead absorption negatively impacted gross margin. Also, excess inventories were liquidated during the period, often at reduced margin. Second, competitive pressures did not permit the Corporation's businesses to institute certain price increases and, in some cases, caused the businesses to reduce prices from prior year levels. Finally, gross margin was negatively affected by changes in the mix of products sold.
    Decreases in gross margin as a percentage of revenues during the three and nine months ended September 29, 1996, were more than offset by improvements in marketing and administrative expenses. Marketing and administrative expenses as a percentage of total revenues for the three- and nine-month periods ended September 29, 1996, were 26.6% and 27.3%, compared to 27.4% and 28.4% for the comparable periods in 1995 as the benefits of the Corporation's cost reduction initiatives and the realization of the leverage effects of higher sales volumes on fixed and semi-fixed costs continued to be recognized.
    Net interest expense (interest expense less interest income) for the three- and nine-month periods ended September 29, 1996, was $32.5 million and $106.3 million, respectively, compared to $47.7 million and $142.0 million for the three- and nine-month periods ended October 1, 1995, respectively. The lower level of net interest expense was primarily the result of reduced debt levels in 1996 as compared to 1995 as the Corporation used the proceeds from the sales of its discontinued operations and cash generated by operations to repay debt.
    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the nine months ended
September 29, 1996, the Corporation decreased its portfolio through the termination of a variable to fixed rate interest rate swap of $50.0 million notional amount and through the scheduled maturity of a rate basis swap with a notional principal amount of $50.0 million. Deferred gains and losses on the early termination of interest rate swaps as of September 29, 1996, were not significant. In addition, during the nine months ended September 29, 1996, the Corporation entered into an additional $250.0 million notional amount of interest rate swaps, maturing in 1999, that swap from United States dollars into foreign currencies. Of that amount, $100.0 million swap from fixed rate United States dollars (with a weighted average fixed rate of 6.66%) into fixed rate Japanese yen (with a weighted average fixed rate of 1.99%), $100.0 million swap from fixed rate United States dollars (with a weighted average fixed rate of 6.64%) into fixed rate Deutsche marks (with a weighted average fixed rate of 4.73%), and $50.0 million swap from fixed rate United States dollars (with a weighted average fixed rate of 6.77%) into fixed rate Dutch guilders (with a weighted average fixed rate of 4.58%).
    The repayment of short-term borrowings during the first nine months of 1996 with the proceeds from the sale of PRC Inc. and other reductions in borrowings during that period, coupled with the changes in the Corporation's interest rate hedge portfolio described above, had the effect of decreasing the Corporation's variable rate debt to total debt ratio from 43% at December 31, 1995, to 40% at September 29, 1996.
     For the three months ended September 29, 1996, income tax expense of $20.6 million was recognized on the Corporation's pre-tax earnings from continuing operations of $76.3 million, compared to income tax expense of $17.5 million on pre-tax earnings from continuing operations of $49.8 million for the corresponding quarter in 1995. For the nine months ended September 29, 1996, income tax expense of $35.6 million was recognized on the Corporation's pre-tax earnings from continuing operations of $104.2 million, compared to income tax expense of $43.7 million on pre-tax earnings from continuing operations of $123.2 million for the corresponding period in 1995. The Corporation's reported tax rate on its continuing operations was 27% for the quarter ended September 29, 1996, as compared to 35% for the corresponding quarter in 1995. Excluding the income tax benefit of $14.6 million recognized on the restructuring charge of $81.6 million recognized in the first quarter of 1996, the Corporation's reported tax rate on its continuing operations for the nine months ended September 29, 1996, would have been 27% compared to a tax rate of 35% for the corresponding period in 1995.
     The lower rate for the three and nine months ended September 29, 1996, as compared to 1995 is due to two factors. First, the reported tax rate on continuing operations of 35% for the three- and nine-month periods ended October 1, 1995, was abnormally high due to the effects of the allocation of taxes associated with PRC to discontinued operations. Because the Corporation recorded income tax expense during the first three quarters of 1995 based upon estimated taxable earnings that included PRC, the allocation of income tax expense attributable to PRC to earnings from discontinued operations caused the Corporation's tax rate on continuing operations to fluctuate during each of the quarters in the year ended December 31, 1995. Excluding the effects of the tax benefit that resulted from the reduction of its deferred tax asset valuation allowance in the fourth quarter of 1995, the Corporation's reported tax rate on continuing operations was 33% for the year ended December 31, 1995. Second, higher taxable earnings in the United States and a change in the mix of operating income outside the United States from those subsidiaries in higher rate tax jurisdictions to those subsidiaries in lower rate tax jurisdictions or subsidiaries that profit from the utilization of net operating loss carryforwards also contributed to a lower tax rate on continuing operations during the three- and nine-month periods ended September 29, 1996, compared to the corresponding periods in 1995.

FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables generated cash of $157.5 million for the nine months ended September 29, 1996, compared to $107.7 million of cash generated for the nine months ended October 1, 1995. This improvement was primarily attributable to three factors. First, the Corporation's focus on reducing inventories during 1996 resulted in inventories which were lower than the prior year end, compared to the significant build in inventories experienced during the first nine months of 1995 when the Corporation repositioned its global power tools line. The improvement in inventory management experienced in 1996 was partially offset by the timing and amount of certain accrual and expense payments. In particular, a decrease was experienced in the level of trade accounts payable at September 29, 1996, from the prior year end, compared to the increase that occurred in the corresponding period in 1995 when the Corporation sought to increase vendor terms to improve operating cash flow. In addition, the significantly larger cash usage that resulted from changes in other assets and liabilities during the nine months ended September 29, 1996, compared to that of the prior year was attributable, to a large extent, to the lower levels of interest and tax expense experienced during 1996 coupled with the timing of interest and tax payments in 1996 as compared to the prior year. Finally, excluding the non-cash effects of the Corporation's 1996 restructuring, improved operating income from continuing operations during the nine months ended September 29, 1996, over the corresponding period in 1995 contributed to increased cash generation.
     Investing activities for the nine months ended September 29, 1996, generated cash of $319.4 million compared to $20.2 million of cash usage in the corresponding period in 1995. The improvement in cash flow from investing activities is primarily attributable to the receipt of proceeds from the sale of PRC Inc., net of cash selling expenses paid, in the amount of $413.8 million in the first nine months of 1996 compared to the receipt of proceeds from the sales of RSI and EMI in the amount of $95.5 million in the corresponding period in 1995. PRC Inc., RSI, and EMI were components of the Corporation's discontinued PRC segment.
     Financing activities used cash of $434.5 million for the nine months ended September 29, 1996, compared to cash generated of $17.3 million in the first nine months of 1995. The additional use of cash associated with financing activities in the first nine months of 1996 compared to 1995 relates primarily to two factors. First, the Corporation reduced short-term borrowings with the net proceeds received from the sale of PRC Inc. Second, improved operating cash flow enabled the Corporation's net reduction of long-term debt by $78.4 million during the nine months ended September 29, 1996, as compared to the net increase in long-term debt of $86.2 million which occurred in the corresponding period in 1995. Due, in part, to the Corporation's replacement of its former revolving credit facility with the new unsecured credit facility, more fully described in
Note 7 of Notes to Consolidated Financial Statements, average debt maturity increased to 4.7 years at September 29, 1996, from 4.0 years at December 31, 1995.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, equity offerings, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the nine months ended September 29, 1996, the Corporation experienced positive free cash flow of $16.6 million compared to negative free cash flow of $80.4 million for the corresponding period in 1995. This $97.0 million increase in free cash flow during the first nine months of 1996 over the 1995 level was primarily the result of improved cash flows from operating activities.
     As more fully described in Note 11 of Notes to Consolidated Financial Statements, on October 14, 1996, the Corporation exercised its conversion option, issuing 6.35 million shares of common stock in exchange for the 150,000 shares of Series B cumulative convertible preferred stock previously outstanding. As more fully described in Note 10 of Notes to Consolidated Financial Statements, the 6.35 million common shares issued upon conversion have been considered in the Corporation's computation of fully diluted earnings per share for the three- and nine-month periods ended September 29, 1996, and October 1, 1995. The 6.35 million common shares issued upon conversion will be considered in the Corporation's computation of primary earnings per share for periods ending after October 14, 1996. Because the dividend rate on common stock is lower than that which was paid on the preferred stock, the conversion will result in annualized cash savings, at the current dividend rate, of approximately $8.6 million for the Corporation.
     As more fully described in Note 7 of Notes to Consolidated Financial Statements, in April 1996, the Corporation replaced its former unsecured revolving credit facility, which expired in 1997, with a new unsecured revolving credit facility (the Credit Facility), expiring in 2001. The Credit Facility consists of two separate unsecured revolving credit facilities, both of which include certain covenants that require the Corporation to meet specified minimum cash flow coverage and maximum leverage (debt to equity) ratios. As of September 29, 1996, the Corporation was well within the limits specified for the cash flow coverage and leverage ratios and was in compliance with all other covenants and provisions of the Credit Facility.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete previously announced restructuring plans. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under the Credit Facility or under short-term borrowing facilities. Management believes that cash generated from these sources will be adequate to meet the Corporation's cash requirements over the next 12 months.

                         THE BLACK & DECKER CORPORATION

PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of September 29, 1996, the Corporation has no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
     Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


ITEM 5     OTHER INFORMATION

AMENDMENT TO BYLAWS
The Board of Directors of the Corporation amended certain provisions of the Bylaws of the Corporation at its meeting on October 17, 1996. The amendments included changes to certain provisions governing the transaction of business at the annual meeting of stockholders of the Corporation and the nomination of persons for election as directors.
     Set forth below is a summary of certain provisions of the Bylaws, as amended (the "Amended Bylaws"). The summary does not purport to be complete, is subject to, and is qualified in its entirety by reference to the provisions of the Amended Bylaws, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.
     The Amended Bylaws provide that, to be properly brought before an annual meeting of stockholders, business must be either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (c) otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements, for business to be properly brought before the meeting by a stockholder, the stockholder must have given written notice thereof delivered to or mailed and received by the Secretary of the Corporation at the principal executive offices of the Corporation, not less than 70 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 80 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder must be so received not later than the close of business on the 10th day following the day on which the notice of the date of the meeting was mailed or the public disclosure was made, whichever first occurred. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and record address of the stockholder proposing such business, (c) the class and number of shares of Common Stock of the Corporation that are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business.
     Notwithstanding anything in the Amended Bylaws to the contrary, no business shall be conducted at an annual meeting of stockholders except in accordance with the procedures set forth in the preceding paragraph; provided, however, that nothing in that paragraph shall be deemed to preclude discussion by any stockholder of any business properly brought before the meeting. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of the Amended Bylaws, and if the Chairman should so determine, he shall so declare to the meeting, and any such business not properly brought before the meeting shall not be transacted.
     The Amended Bylaws also provide that only persons nominated in accordance with the following procedures shall be eligible for election as directors. Nominations of persons for election as directors may be made at a meeting by, or at the direction of the Board of Directors by any nominating committee or person appointed by the Board, or by any stockholder of the Corporation entitled to vote for the election of directors at a meeting who complies with the notice procedures set forth below.
     Nominations, other than those made by or at the direction of the Board, shall be made pursuant to written notice delivered to or mailed to and received by the Secretary of the Corporation at the principal executive offices of the Corporation not less than 70 days nor more than 90 days prior to the meeting; provided, however, that, in the event less than 80 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder must be so received not later than the close of business on the 10th day following the day on which the notice of the date of the meeting was mailed or the public disclosure was made, whichever first occurred. The notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address, and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Corporation that are beneficially owned by the person, and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Corporation that are beneficially owned by the stockholder. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of the proposed nominee to serve as a director of the Corporation.
     The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and the defective nomination shall be disregarded.
     The 1997 Annual Meeting of Stockholders of the Corporation is expected to be held on April 22, 1997.

DELISTING OF BLACK & DECKER COMMON STOCK ON FOREIGN STOCK EXCHANGES
The Corporation recently completed a review of the costs and benefits to the continued listing of its Common Stock on the London, Frankfurt, and Swiss Stock Exchanges. Based on that review, the Corporation has decided to delist its shares of Common Stock on those exchanges. It is presently anticipated that the delisting of the Common Stock on the London, Frankfurt, and Swiss Stock Exchanges will be finalized by the end of the year.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

      3(ii)           Bylaws of the Corporation, as amended on October 17, 1996.

     11               Computation of Earnings Per Share.

     12               Computation of Ratios.

     27               Financial Data Schedule.

     99 Unaudited Consolidated Balance Sheet as of October 1, 1995 of The Black & Decker Corporation and Subsidiaries (reclassified to identify separately the net assets of the Corporation's discontinued information technology and services segment).

The Corporation did not file any reports on Form 8-K during the three-month period ended September 29, 1996.

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


                         THE BLACK & DECKER CORPORATION

                         By    /s/ THOMAS M. SCHOEWE
                                   Thomas M. Schoewe
                                   Vice President and Chief Financial Officer




                         Principal Accounting Officer

                         By    /s/ STEPHEN F. REEVES
                                   Stephen F. Reeves
                                   Vice President and Controller




Date: November 13, 1996