Form 10-K
period 1996-12-31
BLACK & DECKER CORP
filed 1997-02-27
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
    December 31, 1996                                              1-1553

                         THE BLACK & DECKER CORPORATION
             (Exact name of registrant as specified in its charter)

        Maryland                                        52-0248090
(State of Incorporation)                 (I.R.S. Employer Identification Number)
    Towson, Maryland                                       21286
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:                 410-716-3900

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class                         Name of each exchange on which
                                                           registered
Common Stock, par value $.50 per share            New York Stock Exchange
                                                  Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1997, was $3,169,660,087.

The number of shares of Common Stock outstanding as of January 31, 1997, was 94,264,984.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.






                                       PART I


ITEM 1.   BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS
       The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a global marketer and manufacturer of quality products used in and around the home and for commercial applications. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
            The  Corporation  is the world's  leading  producer of power  tools, power tool accessories and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The household products business is the North American leader and is among the major global competitors in the small electric household appliance industry. The Corporation is the worldwide leader in the manufacturing of steel golf club shafts and glass container-forming and inspection equipment and is the largest global supplier of engineered fastening and assembly systems to the markets it serves. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.
            During 1995, the Corporation  sold PRC Realty  Systems,  Inc. (RSI), and PRC Environmental Management, Inc. (EMI), for aggregate proceeds of approximately $100 million. In late 1995, the Corporation announced that it had signed a definitive agreement to sell PRC Inc. to Litton Industries, Inc., for approximately $425 million. Together, PRC Inc., RSI and EMI composed the Corporation's former information technology and services (PRC) segment. On February 16, 1996, the Corporation completed the sale of PRC Inc. For additional information about the discontinued PRC segment, see the discussion under the caption "Discontinued Operations" and Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
            In  April  1996,  the  Corporation  replaced  its  former  unsecured revolving credit facility, which was scheduled to expire in 1997, with a new unsecured revolving credit facility (the Credit Facility), which will expire in 2001. Under the Credit Facility, which consists of two individual facilities, the Corporation may borrow up to $1.0 billion. For additional information about the Credit Facility, see Note 10 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
           Under terms established upon the original sale of its Series B Cumulative Convertible Preferred Stock (Series B), the Corporation had the option, after September 1996, to require the conversion of the Series B stock into shares of Common Stock under certain circumstances. On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of Common Stock in exchange for all previously outstanding shares of Series B stock. For additional information about the conversion of the Series B stock and certain related matters, see
       Note 15 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
           During 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million ($74.8 million after tax). The major component of the restructuring charge relates to the Corporation's elimination of approximately 1,500 positions. As a result, an accrual of $74.6 million for severance, principally associated with the European businesses in the Consumer and Home Improvement Products segment, is included in the restructuring charge. For additional information about the restructuring charge, see Notes 3 and 17 of Notes to Consolidated Financial Statements included in
       Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(b)    DISCONTINUED OPERATIONS
       On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc., the remaining business in the discontinued PRC segment, for $425.0 million. Earnings from discontinued operations of $70.4 million for the year ended December 31, 1996, consisted primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million and related selling expenses. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through February 15, 1996, were not significant. The terms of the sale of PRC Inc. provide for an adjustment to the sales price, expected to be finalized in 1997, based upon the changes in the net assets of PRC Inc. through February 15, 1996.
           The   Corporation   acquired  the  former  PRC  segment  through  its
       acquisition of Emhart Corporation in April 1989. The sale of the PRC segment has allowed the Corporation to reduce its debt level and concentrate on its more strategic businesses.
           Operating results, net assets, and cash flows of the discontinued PRC segment have been reported separately from the continuing operations of the Corporation in the Consolidated Financial Statements included in Item 8 of Part II of this report.
           Net earnings of the discontinued PRC segment were $70.4 million ($.73 per share on a fully diluted basis) in 1996, $38.4 million ($.41 per share on a fully diluted basis) in 1995, and $37.5 million ($.44 per share on a fully diluted basis), in 1994. The results of the discontinued PRC segment do not reflect any expense for interest allocated by or management fees charged by the Corporation.

(c)    FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
       Unless otherwise indicated, the following discussion pertains to the continuing operations of the Corporation and excludes any matters with respect to the discontinued PRC segment.
           The Corporation operates in two business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products, including fastening and assembly systems and glass container-forming and inspection equipment. See Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.
 .
          Sales from continuing operations by product group within business segments are presented in the following table.

                1996 SALES BY PRODUCT GROUP WITHIN BUSINESS SEGMENTS
                               (Millions of Dollars)

                                                              Year Ended
                                                           December 31, 1996
                                                           -----------------
                                                           Amount        %
                                                           ------       ---
       Consumer and Home Improvement Products
          Power Tools and Product Service ..............   $1,948       40%
          Household Products ...........................      788       16
          Security Hardware ............................      567       11
          Accessories ..................................      337        7
          Outdoor Products .............................      333        7
          Plumbing Products ............................      239        5
                                                           ------      ---
          Total Consumer and Home Improvement Products..    4,212       86%
       Commercial and Industrial Products ..............      702       14%
                                                           ------      ---
       Total Sales .....................................   $4,914      100%
                                                           ======      ===

           There is no single class of product within the product groups listed in the above table that represents more than 10% of the Corporation's consolidated sales from continuing operations.

(d)    NARRATIVE DESCRIPTION OF THE BUSINESS
       Unless otherwise indicated, the following discussion pertains to the continuing operations of the Corporation and excludes any matters with respect to the discontinued PRC segment.
           The following is a brief description of each of the business segments.

       Consumer and Home Improvement Products Segment
       ----------------------------------------------
       The Consumer and Home Improvement Products segment is composed of consumer (home use) and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service. Power tools include both corded and cordless electric portable power tools, such as drills, screwdrivers, saws, sanders, and grinders; car care products; Workmate(R) workcenters and related products; bench and stationary tools; and cordless lighting products. Accessories include accessories and attachments for power tools, and a variety of consumer-use fastening products, including stapling products. Household products include a variety of both corded and cordless small electric household appliances, including hand-held vacuums; irons; lighting products; food mixers, processors and choppers; can openers; blenders; coffeemakers; kettles; toasters and toaster ovens; wafflebakers; knives; breadmakers; and wet scrubbers. Security hardware includes both residential and commercial door hardware, including locksets, high-security and electronic locks and locking devices; door closers, hinges and exit devices, and master keying systems. Outdoor products include a variety of both corded and cordless electric lawn and garden products, such as hedge and yard (string) trimmers, lawn mowers, edgers, blower/vacuums, and related lawn and garden accessories. Outdoor products also include recreational products, which consist of a variety of steel and composite golf club shafts and bicycle and specialty tubing. Plumbing products include a variety of conventional and decorative faucets, shower heads, and bath accessories.
           Power tools, household products, electric lawn and garden tools, and related accessories are marketed around the world under the Black & Decker name as well as other trademarks and trade names, including, without limitation, DeWALT, Black & Decker Industry & Construction, Elu, VersaPak, Proline, Macho, TimberWolf, Cyclone, Trimcat, Scrugun, Wildcat, Versa-Clutch, Workmate, ShopBox, Alligator, Air Station, Dustbuster, SnakeLight, Toast-R-Oven, Handy Steamer, FloorBuster, ScumBuster, Quick `N' Easy, Groom `N' Edge, Hedge Hog, Vac `N' Mulch, Reflex, MasterVac, B&D, Piranha, Piranha Pro, Bullet, Pilot-Point, Scorpion Anti-Slip, Master Series, PowerShot, EasyShot, Build-a-Set, and POP. Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, Kwikset, TITAN, TITAN Commercial Series, Black & Decker, Geo, Lane, NEMEF, DOM, and Corbin Co. Recreational products are marketed under the trademarks and trade names True Temper, Dynamic, Dynamic Gold, Dynalite, EI-70, Comet, Rocket, True Lite, SensiCore, TT Lite, Release, Assailant, Endurance, and others. Plumbing products are marketed under the trademarks and trade names Price Pfister, Black & Decker, The Pfabulous Pfaucet With The Pfunny Name, Pforever Pfaucet, Genesis, Society Brass Collection, Verve, Windsor, Georgetown, Jet Setter, Society Finishes, and others.
           The Corporation's product service program supports its power tools, electric lawn and garden products, and household products businesses. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 1996, there were approximately 170 such service centers, of which roughly one-half were located in the United States. The remainder were located around the world, primarily in Europe, Mexico, Australia, Canada, and Latin America. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates a reconditioning center in which power tools and household appliances are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
           Most of the Corporation's consumer products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Consumer products sold outside the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.
           The  Corporation's   product  offerings  in  the  Consumer  and  Home
       Improvement Products segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some reconditioned power tools and household products are sold through company-operated service centers and factory outlets directly to end users. Certain security hardware products are sold to commercial, institutional, and industrial customers.
           The principal materials used in the manufacturing of products in the Consumer and Home Improvement Products segment are plastics, aluminum, copper, steel, bronze, zinc, brass, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in wire, sheet, bar, and strip stock form.
           The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 1996, the amount of product under commodity hedges was not material to the Corporation.
           As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. In addition, through an affiliate in mainland China, the Corporation carries on manufacturing operations in that country. China has been granted Most Favored Nation (MFN) status through July 3, 1997, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply and production arrangements in case the MFN status is not extended. Alternative sources of supply are available, or can be developed, for many of these products; and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's MFN status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Corporation over the long term. However, the Corporation believes that, in the event that China's MFN status is not extended or significant trade restrictions or tariffs are imposed, the impact would likely have significant negative effect on the operating results of the Corporation over the short term.
           Principal manufacturing and assembly facilities in the United States are located in Fayetteville and Asheboro, North Carolina; Easton and Hampstead, Maryland; Anaheim and Pacoima, California; Denison, Texas; Amory and Olive Branch, Mississippi; and Bristow, Oklahoma. Principal distribution facilities in the United States, other than those located at the manufacturing facilities listed above, are located in Fort Mill, South Carolina, and Rancho Cucamonga, California.
           Principal manufacturing and assembly facilities outside the United States are located in Buchlberg and Bruhl, Germany; Molteno and Perugia, Italy; Spennymoor and Rotherham, England; Brockville, Canada; Queretaro and Mexicali, Mexico; Jurong Town, Singapore; Kuantan, Malaysia; Newcastle, Australia; Uberaba, Brazil; and Apeldoorn, Netherlands. Principal distribution facilities outside the United States, other than those located at the manufacturing facilities listed above, are located in Dardilly, France, and Idstein, Germany.
            For  additional   information   with  respect  to  these  and  other
       properties owned or leased by the Corporation, see Item 2, "Properties."
           In 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million, of which $87.7 million relates to the Consumer and Home Improvement Products segment. For additional information about the restructuring charge, see Notes 3 and 17 of Notes to Consolidated Financial Statements included in
       Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.
           The Corporation holds various patents and licenses on many of its products and processes in the Consumer and Home Improvement Products segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
           The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
           A significant portion of the Corporation's sales in the Consumer and Home Improvement Products segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of household products and certain consumer power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment are not generally seasonal in nature but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
           The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, small electric household appliances, electric lawn and garden tools, security hardware, plumbing products, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

       Commercial and Industrial Products Segment
       ------------------------------------------
       The Corporation's fastening and assembly systems business manufactures an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, and assembly systems; specialty screws; prevailing torque nuts and assemblies; and insert systems. The fastening and assembly systems products are marketed under the trademarks and trade names Emhart Fastening Teknologies, Dodge, Gripco, Gripco Assemblies, HeliCoil, NPR, POP, Tucker, Warren, Dril-Kwik, Jack Nut, KALEI, Plastifast, PLASTI-KWICK, POP-matic, POP NUT, WELL-NUT, Parker-Kalon, and others.
           The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide. Some of these products are also sold through the Corporation's Consumer and Home Improvement Products segment.
           Products  are  marketed   directly  to  customers  and  also  through
       distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. Except for sales to automotive manufacturers, which historically schedule plant shutdowns during July and August of each year, there is little seasonal variation.
           The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, the Corporation is not materially dependent upon such patents or license rights with respect to its operations.
           Principal manufacturing facilities for the fastening and assembly systems business in the United States are located in Danbury and Shelton, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Mt. Clemens, Michigan. Principal facilities outside the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, strip and sheet metals, and chemical compounds, plastics, and rubber. These materials are readily available from a number of suppliers.
           The Corporation manufactures a variety of automatic, high-speed machines for the glass container-forming industry, including machines for supplying molten glass for the feeding and forming processes and electronic inspection equipment for monitoring quality levels. These machines are used in producing bottles, jars, tumblers, and other glass containers primarily for food, beverage, pharmaceutical, and household products packaging. The Corporation also provides replacement parts and a variety of engineering, repairing, rebuilding, and other services to the glass container-making industry throughout the world, and these activities generate nearly two-thirds of the sales in this business. These products and services are marketed principally under the trademarks and trade names Emhart, Emhart Glass, Powers, FLEX-LINE, T-600 Forming Control System, Verti-Flow Cooling Systems, PowerNET, QualiTrac, TIM, and Total Inspection Machine.
           The Corporation sells glass container-forming and inspection equipment and replacement parts primarily through its own sales force directly to glass container manufacturers throughout the world. The business is not dependent on one or a few customers, the loss of which would have a material adverse effect on operating results of the business.
           Some domestic manufacturers and a number of foreign manufacturers compete with the Corporation in the manufacture and sale of various types of glass container-forming and inspection equipment. However, the Corporation believes that it is the leading supplier and offers the most complete line of glass container-forming and inspection machinery, parts, and service. In recent years, the glass container-forming and inspection equipment business has experienced the effects of increased competition with packaging applications of plastic and other non-glass containers. Important competitive factors are price, technological and machine performance features, product reliability, and technical and application engineering services. There is little seasonal variation in this business.
           In 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million, of which $3.6 million relates to the Commercial and Industrial segment. For additional information about the restructuring charge, see Notes 3 and 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.
           The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the glass container-forming and inspection equipment business. While the Corporation considers those patents, trademarks, and license rights to be valuable, this business is not materially dependent upon such patents or license rights with respect to its operations.
           The principal glass container-forming and inspection equipment manufacturing facility in the United States is located in Windsor, Connecticut. Principal manufacturing facilities outside the United States are located in Orebro and Sundsvall, Sweden. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The principal raw materials required for the glass container-forming and inspection equipment business are steel, iron, copper and copper-based materials, aluminum and refractory materials, and electronic components. Manufactured parts are purchased from a number of suppliers. All such materials and components are generally available in adequate quantities.

       Backlog
       -------
       The following is a summary of total backlog by business segment as of the referenced dates.

       (Millions of Dollars)                                  December 31,
                                                            1996       1995
                                                            ----       ----
       Consumer and Home Improvement Products .........     $ 71       $ 96
       Commercial and Industrial Products .............      145        134
                                                            ----       ----
                Total Backlog .......................       $216       $230
                                                            ====       ====

           None of the backlog at December 31, 1996, or at December 31, 1995, included unfunded amounts. At December 31, 1996, approximately 84% of the backlog of the Commercial and Industrial segment is expected to be filled in 1997, with the balance expected to be filled in 1998.

       Other Information
       -----------------
       The Corporation's product development program in the United States for the Consumer and Home Improvement Products segment is coordinated from the Corporation's headquarters in Towson, Maryland, for power tools and accessories; from Shelton, Connecticut, for household products; from Anaheim, California, for residential security hardware; and from Pacoima, California, for plumbing products. Outside the United States, product development activities for power tools and accessories and household products are coordinated from Slough, England, and are carried on at facilities in Spennymoor, England; Brockville, Canada; Civate, Italy; and Idstein, Germany.
           Product development activities for the Commercial and Industrial Products segment are currently carried on at various product or business group headquarters or at principal manufacturing locations as previously noted.
           Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
           As of December 31, 1996, the Corporation employed approximately 29,200 persons in its operations worldwide. Approximately 2,000 employees in the United States are covered by collective bargaining agreements. During 1996, several collective bargaining agreements in the United States were negotiated without material disruption to operations. A number of other agreements are scheduled for negotiation during 1997. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good.
           The Corporation's operations worldwide are subject to certain foreign, federal, state, and local environmental laws and regulations. In recent years, many state and local governments have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, it has not materially increased capital expenditures and has not had a material adverse effect on the Corporation.
           Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 1996, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 22 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
           To minimize the Corporation's potential liability, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, appropriate liability accruals have been established by the Corporation. As of December 31, 1996, the Corporation's aggregate probable exposure with respect of environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $51.5 million. With respect to environmental liabilities, unless otherwise noted below, the Corporation does not believe that its liability with respect to any individual site will exceed $10.0 million.
           Pursuant to the terms of the Corporation's agreement to sell the Bostik chemical adhesives business to Orkem S.A., the Corporation agreed to indemnify Orkem against costs incurred or claims made with respect to environmental matters at Bostik facilities within four years from the date of sale to the extent that the aggregate costs and claims exceeded $5.0 million; provided, however, that the Corporation's total liability to Orkem for all environmental matters with respect to Bostik facilities shall not exceed $10.0 million. By letter dated November 22, 1993, Orkem's successor in interest ("Total, S.A.") notified the Corporation that within the four-year period following the closing it had incurred costs of approximately $5.4 million and demanded payment of the amount in excess of $5.0 million. Total, S.A. also demanded indemnification for a number of environmental conditions identified in its letter, the cost of which it estimated would exceed the $10.0 million limitation of the Corporation's indemnification obligation. The Corporation and Total, S.A. continue to review the indemnification claims and, as of December 31, 1996, the Corporation had paid $3.6 million of the claims.
           In 1985, as a consequence of investigations stemming from an underground storage tank leak from a nearby gas station, the Corporation discovered certain groundwater contamination at its facility located in Hampstead, Maryland. Upon discovery of the groundwater contamination, the Corporation, in cooperation with the Department of Environment of the State of Maryland (MDE), embarked on a program to remediate groundwater contamination and to prevent the migration of contaminants, including installation of an air stripping system designed to remove contaminants from groundwater. The Corporation, in cooperation with MDE, conducted extensive investigations as to potential sources of the groundwater contamination. Following submission of the results of its investigations to MDE, the Corporation proposed to expand its groundwater remediation system and also proposed to excavate and remediate soils in the vicinity of the plant that appear to be a source area for certain contamination. The Corporation has received all permits necessary to operate its expanded groundwater treatment facility at the Hampstead facility, and the system is fully operational.
           In October 1994, suit was filed in the United States District Court for the District of Maryland against the Corporation by the owners of a farm that is adjacent to the Hampstead facility (Leister et al. v. The Black & Decker Corporation (No. JFM 94-2809)). Plaintiffs claim that contamination, allegedly emanating from the facility, has migrated in groundwater and has adversely affected plaintiffs' property. Plaintiffs have alleged various claims for relief, including causes of action under the Federal Resource Conservation and Recovery Act, CERCLA, and the Clean Water Act, as well as various state tort claims, including claims for negligence, nuisance, intentional misrepresentation, and negligent misrepresentation. Plaintiffs seek various forms of relief, including compensatory damages of $20.0 million and punitive damages of $100.0 million.
           The Corporation filed various motions to, among other things, dismiss plaintiffs' claims, and the Court granted the Corporation's motion to dismiss all but one claim. Following that ruling, both the Corporation and plaintiffs filed motions for summary judgment on the remaining claim, and the Corporation's motion was granted. Plaintiffs have filed an appeal, which is pending before the United States Court of Appeals for the Fourth Circuit.
           Pending plaintiffs' appeal before the United States Court of Appeals for the Fourth Circuit, plaintiffs filed a state action in the Circuit Court for Baltimore County, Maryland (Leister et al. v. Black & Decker (U.S.) Inc. (03-C-96-005347)) alleging common law claims for strict liability, negligence, trespass, nuisance, intentional misrepresentation and negligent misrepresentation arising from the same facts as alleged in the federal court action. The Corporation filed a motion for dismissal and/or summary judgment of the state court claims, and summary judgment was granted on December 23, 1996. Plaintiffs have filed an appeal of this decision.
           The Corporation believes that plaintiffs' claims in both the federal and state court actions involving the Hampstead facility are without merit and intends to defend vigorously against the allegations made in those actions. Management is of the opinion that the ultimate resolution of those actions will not have a material adverse effect on the Corporation.
           In December 1992, Price Pfister and numerous other plumbing manufacturers were sued by the State of California in the Superior Court for the City and County of San Francisco. On the same day, a separate suit was filed by the Natural Resources Defense Council (NRDC) and the Environmental Law Foundation (ELF). The suits filed by the State of California and the NRDC and the ELF included substantially the same allegations, namely that lead leaches from brass faucets into tap water in violation of California's lead discharge prohibitions of Proposition 65, that the manufacture and sale of brass faucets exposes individuals to lead without a proper "clear and reasonable warning," and that such violations of Proposition 65 also constitute unfair business practices under California law. The NRDC and the ELF suit also alleged breach of warranty and breach of contract claims against Price Pfister and the other plumbing manufacturers. The State of California and the NRDC and the ELF generally sought the following relief: (a) elimination of lead from brass faucets; (b) improved public disclosure programs regarding lead in brass faucets; (c) commencement of a public information campaign regarding alleged health risks arising from lead exposure; (d)
       restitution to purchasers of faucets; (e) statutory penalties and punitive damages in unstated amounts; and (f) attorneys' fees and other costs.
           Subsequent to the filing of their complaints and the filing by plaintiffs and the Corporation of numerous motions, in May 1994, Judge Bea of the California Superior Court for the City and County of San Francisco issued an order rejecting the Attorney General's claims that lead which leaches from faucets constitutes a prohibited discharge of lead into water or onto or into land where lead will pass or is at least likely to pass into a source of drinking water. Judge Bea's order granted the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65. In the companion case involving similar claims by the NRDC and the ELF, Judge Cahill of the California Superior Court for the City and County of San Francisco denied defendants' challenges to the standing of the NRDC and the ELF to bring these claims and refused to stay the proceedings pending resolution of the claims by the Attorney General.
           Subsequent to Judge Bea's order rejecting the Attorney General's claims and granting the Attorney General 20 days to amend his complaint to state a cause of action under Proposition 65, the Attorney General filed an appeal of Judge Bea's order. Prior to a final ruling on the appeal in the case involving the Attorney General's claims, the Corporation entered into a settlement agreement pursuant to which the Corporation agreed to take certain actions with respect to the future sale of its products in California and agreed to the payment of specified amounts to the State of California and the attorneys for the NRDC and the ELF.
           Following the settlement of these cases the Court of Appeal of the State of California affirmed the decision of the trial court in rejecting the Attorney General's claim and in concluding that lead which leaches from faucets is not a prohibited discharge of lead into a "source of drinking water." Subsequent to this decision, the NRDC and the ELF as well as a number of other environmental interest groups filed motions requesting leave to intervene in the case for purposes of appealing the decision of the Court of Appeal to the California Supreme Court. In December 1996, the California Supreme Court reversed the decisions of the trial court and the Court of Appeal and concluded that a faucet was a source of drinking water within the meaning of Proposition 65. Notwithstanding this decision, in light of the previous settlements with the Attorney General and the NRDC and ELF, management is of the opinion that the resolution of this matter will not have a material adverse effect on the Corporation.
           In 1988, J.C. Rhodes, a former subsidiary of Emhart Industries, Inc., was notified by both the EPA and the State of Massachusetts that it was considered a PRP with regard to the Sullivan's Ledge site in New Bedford, Massachusetts. Emhart and 11 other companies formed a PRP group to respond to the EPA's and Massachusetts' demands, and, in September 1990, executed a Consent Order to perform the remedial action recommended by the EPA in its Record of Decision. The remedial action is now underway.
           A second area of the Sullivan's Ledge site, known as Middle Marsh, was investigated by the EPA, and a Record of Decision was issued in September 1991. In September 1992, Emhart, 11 other companies, and the City of New Bedford, Massachusetts, executed a Consent Order to perform the remediation required in the Middle Marsh section of the site. At this time, Emhart's estimated liability for remediation cost at the Sullivan's Ledge site is estimated at $2.0 million.
           The Corporation has been investigating certain environmental matters at its NEMEF security hardware facility in the Netherlands. The NEMEF facility has been a manufacturing operation since 1921. During building construction in 1990, soil and groundwater contamination was discovered on the property. Investigations to understand the full extent of the contamination were undertaken at that time, and those investigations are continuing. The Corporation is continuing to work with consultants and local authorities to develop a comprehensive remediation plan in conjunction with neighboring property owners.
           In the opinion of management, the costs of compliance with respect to the matters set forth above and other remedial costs have been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation. The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.

(e)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
       OPERATIONS
       Reference is made to Note 17 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Areas", included in Item 8 of Part II and to the section entitled "Business Segments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(f)    EXECUTIVE OFFICERS AND OTHER SENIOR OFFICERS OF THE
       CORPORATION
       The  current  Executive   Officers  and  Other  Senior  Officers  of  the
       Corporation, their ages, current offices or positions, and their business experience during the past five years is set forth below.

       Nolan D. Archibald - 53
       Chairman, President, and Chief Executive Officer,
           January 1990 - present.

       Joseph Galli - 38
       Executive Vice President and President - Power Tools and Accessories,
           December 1996 - present;
       Group Vice President and President - Power Tools and Accessories,
           March 1996 - December 1996;
       Group Vice President and President - Power Tools,
           October 1995 - March 1996;
       Vice President and President - North American Power Tools,
           October 1993 - October 1995;
       President - U.S. Power Tools,
           February 1993 - October 1993;
       Vice President Sales and Marketing - U.S. Power Tools,
           May 1991 - February 1993.

       Paul A. Gustafson - 54
       Executive  Vice  President  and  President - Fastening  and
           Assembly Systems Group,
           December 1996 - present;
       Group Vice President and President - Emhart Fastening Teknologies,
           July 1996 - December 1996;
       President - Emhart Fastening Teknologies,
           April 1990 - July 1996.

       Dennis G. Heiner - 53
       Executive Vice President and President - Security Hardware Group,
           January 1992 - present.

       Michael P. Hoopis - 45
       Executive Vice President and President - Household Products Group,
           December 1996 - present;
       Group Vice President and President - Worldwide Household Products Group,
           July 1996 - December 1996;
       President - Price Pfister,
           May 1992 - July 1996;
       President - Kwikset,
           July 1991 - May 1992.

       Charles E. Fenton - 48
       Senior Vice President and General Counsel,
           December 1996 - present;
       Vice President and General Counsel,
           May 1989 - December 1996.

       Barbara B. Lucas - 51
       Senior Vice President - Public Affairs and Corporate Secretary,
           December 1996 - present;
       Vice President  - Public  Affairs  and  Corporate  Secretary,
           July 1985 - December 1996.

       Thomas M. Schoewe - 44
       Senior Vice President and Chief Financial Officer,
           December 1996 - present;
       Vice President and Chief Financial Officer,
           October 1993 - December 1996;
       Vice President - Finance,
           January 1990 - October 1993.

       Leonard A. Strom - 51
       Senior Vice President - Human Resources,
           December 1996 - present;
       Vice President - Human Resources,
           May 1986 - December 1996.

       T. Tracy Bilbrough - 40
       Vice  President and  President - Eastern  Hemisphere  Group,
           Power Tools and Accessories,
           December 1996 - present;
       President - Eastern Hemisphere,
           October 1995 - December 1996;
       Vice President Marketing and Sales, Professional Products - North
           American Power Tools,
           September 1992 - October 1995;
       Director of  Marketing, Professional Products - North American
           Power Tools,
           August 1990 - September 1992.

       Ronald B. Cooper - 42
       Vice President and President - Plumbing Products,
           December 1996 - present;
       President - Price Pfister,
           August 1996 - December 1996;
       President - Accessories,
           March 1996 - August 1996;
       President and Chief Executive Officer - Interrealty Company,
           March 1995 - September 1995;
       President, Commercial Systems Group - PRC,
           August 1992 - March 1995;
       President and Chief Executive Officer - GE Consulting Services Division,
           October 1990 - August 1992.

       Scott C. Hennessy - 37
       Vice President and President - Recreational Products,
           December 1996 - present;
       General Manager and President - True Temper Sports,
           January 1996 - December 1996;
       Vice President Sales and Marketing - True Temper Sports,
           August 1994 - January 1996;
       Vice President Sales and Marketing - North American Accessories,
           October 1990 - August 1994.

       Kathleen W. Hyle - 38
       Vice President and Treasurer,
           May 1994 - present;
       Assistant Treasurer, Domestic,
           December 1992 - May 1994;
       Director, Domestic Finance,
           February 1990 - December 1992.
       Effective as of February 28, 1997, Mrs. Hyle will be leaving the Corporation.

       Stephen F. Reeves - 37
       Vice President and Controller,
           September 1996 - present;
       Corporate Controller,
           May 1994 - September 1996;
       Senior Manager - Ernst & Young LLP,
           October 1988 - April 1994.

       James J. Roberts - 38
       Vice President, Vice President/General Manager - U.S. Accessories,
           December 1996 - present;
       Vice President and General Manager - U.S. Accessories,
           August 1996 - December 1996;
       Vice President and General Manager - Professional Power Tools, Europe,
           April 1994 - August 1996;
       Vice President Sales and Marketing - U.S. Consumer Power Tools,
           April 1993 - April 1994;
       Vice President Marketing - U.S. Power Tools,
           June 1991 - April 1993.

       Kurt E. Siegenthaler - 54
       Vice  President  and  President - Glass Container-Forming and
           Inspection Equipment,
           December 1996 - present;
       President - Emhart Glass,
           July 1993 - December 1996;
       President - Packaging Technology Division SIG, Schweizerische
           Industrie-Gesellschaft,
           April 1989 - June 1993.

       Ian Stuart - 46
       Vice President and President - Latin American Group, Power Tools and Accessories,
           December 1996 - present;
       President - Latin American Group,
           March 1995 - December 1996;
       Vice President and General Manager - Latin American Caribbean Area,
           July 1992 - March 1995;
       Vice President Marketing - International Group,
           January 1991 - July 1992.


ITEM 2.   PROPERTIES

The Corporation and its subsidiaries operate 48 manufacturing facilities around the world, including 25 located outside the United States in 13 foreign countries. The major properties associated with each business segment are listed in Narrative Description of the Business in Item 1(d) of Part I of this report.
     The Corporation owns most of its facilities with the exception of the following major leased facilities.
     In the United States: Mt. Clemens, Michigan; Amory, Mississippi; Shelton, Connecticut; and Towson, Maryland.
     Outside the United States: Rotherham, England; Kuantan, Malaysia; and Mexicali, Mexico.
     Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant which is located on leased land in Jurong Town, Singapore.
     The Corporation's average utilization rate for its manufacturing facilities for 1996 was in the range of 75% to 85%. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
     Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.


ITEM 3.   LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     As previously noted under Item 1 of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
     On or about March 31, 1989, a purported class action complaint, titled Cooperman et al. v. The Black & Decker Corporation et al., No. 89Civ 2177 (the Cooperman Complaint), was filed in the United States District Court for the Southern District of New York alleging that the Corporation's settlement agreement with Topper Acquisition Corp. and Topper L.P., bidders for Emhart Corporation, and the payments by the Corporation thereunder violated the federal securities laws, particularly sections 10(b) and 14(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations, including rules 10b-13 and 14d-10, thereunder. Plaintiffs initially sought injunctive relief prohibiting the Corporation from consummating its tender offer for Emhart and later sought rescissory damages as well as costs, disbursements, and reasonable attorneys' and other fees. The Corporation's request for leave to move for summary judgment was denied by the District Court, and the District Court issued an order directing that discovery be completed by June 1, 1991. The parties subsequently entered into a number of stipulations and orders amending the date for the completion of discovery and the date before which the Corporation could again apply for leave to move for summary judgment. In January 1997, plaintiffs voluntarily withdrew the Cooperman Complaint.
     In March 1990, the Corporation's former PRC subsidiary was served by the Inspector General of the United States Department of Defense with a subpoena for documents from the period 1986 to 1990 in connection with a criminal investigation of bid and proposal cost charging practices of certain divisions of PRC. Since that date, PRC has been served with two additional Inspector General subpoenas for marketing and proposal-related documents. During 1992, PRC and some former employees also received grand jury subpoenas issued by the United States District Court for the Eastern District of Virginia. During 1993, PRC received an additional subpoena from the grand jury directing PRC to provide information concerning the procurement and government property management functions of certain divisions of PRC. In January 1996, the United States Attorney advised PRC that the criminal investigation has concluded without further action and the matter was transferred to the Civil Division of the Department of Justice. In connection with the Corporation's sale of PRC to Litton Industries, Inc. in 1996, the Corporation agreed to indemnify Litton for various liabilities, including liabilities relating to the matters subject to the foregoing subpoenas. The Corporation cannot predict the eventual outcome of these investigations, but, based on currently available information, management believes that the investigations will not have a material adverse effect on the Corporation.
     In June 1996, Emerson Electric Company ("Emerson") filed suit against the Corporation in the United States District Court for the Southern District of New York (Emerson Electric Co. v. Black & Decker Inc. et al., No. 96Civ 4334) alleging that the Corporation made false representations in connection with the sale of the Mallory Controls business to Emerson in 1991. Emerson's suit includes claims for negligent misrepresentation and fraud as well as breach of contract, and asserts liability for contribution relating to the settlement by Emerson of a suit arising out of the Mallory Controls business. Emerson seeks damages in the amount of $15 million on the negligent misrepresentation, fraud and breach of contract claims, and damages of not less than $8 million on the contribution claim. The Corporation believes that Emerson's claims are without merit and intends to defend vigorously against the allegations made in this matter. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
     In January 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed suit in the Superior Court in Massachusetts against the Corporation and certain of its subsidiaries seeking a declaratory judgment that various insurance policies issued by Liberty Mutual to the Corporation did not cover liability and expenses relating to certain on-site and off-site environmental contamination. The Corporation and subsidiary defendants removed the case to the United States District Court for the Eastern District of Massachusetts (Liberty Mutual Insurance Company v. The Black & Decker Corporation et al., No. 96-10804-DPW), and filed a counterclaim asserting, among other things, bad faith, unlawful business practices and breach of contract on the part of Liberty Mutual.
     In April 1996, the Corporation filed a separate suit in the Circuit Court for Baltimore County, Maryland against Liberty Mutual and certain other primary and excess insurance carriers (Black & Decker (U.S.) Inc. et al. v. Liberty Mutual Insurance Company et al. (03-C-96-003801)) asserting that various insurance policies issued by Liberty Mutual and the other carriers cover liability and expenses associated with groundwater and soil contamination claims alleged to have occurred at the Corporation's Hampstead, Maryland facility. In December 1996, Liberty Mutual filed a counterclaim with the Circuit Court incorporating the allegations made in the suit pending in the United States District Court for the Eastern District of Massachusetts and seeking, in effect, to transfer the Massachusetts litigation to Baltimore County. The Corporation has filed a motion to strike the counterclaim or, in the alternative, to dismiss or stay the counterclaim.
     In the opinion of management, amounts accrued for awards or assessments in connection with the matters specified above and in Item 1 of Part I of this report with respect to environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.
     As of December 31, 1996, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with the matters specified above and in Item 1 of Part I of this report with respect to environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.





                                      PART II


ITEM 5.      MARKET FOR THE COMPANY STOCK AND RELATED SECURITY
             HOLDER MATTERS

(a)    MARKET INFORMATION
       The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.

           The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

       ------------------------------------------------------------------------
       Quarter                        1996                     1995
       January to March        $38-1/4  to $30-3/4       $29-5/8 to $22-7/8
       April to June           $44-1/4  to $35-1/8       $33     to $27-1/2
       July to September       $42-3/8  to $32-7/8       $34-5/8 to $30-1/4
       October to December     $42-1/2  to $29           $38-1/8 to $32-1/8
       -------------------------------------------------------------------------

(b)    HOLDERS OF THE CORPORATION'S CAPITAL STOCK
       As of January 31, 1997, there were 18,581 holders of record of the Corporation's Common Stock.

 (c)   DIVIDENDS
       The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends necessarily will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facility does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
           Quarterly dividends per common share for the most recent two years are as follows:

       ------------------------------------------------------------------------
       Quarter                                            1996        1995
       -------                                            ----        ----
       January to March .......................           $.12        $.10
       April to June ..........................            .12         .10
       July to September ......................            .12         .10
       October to December ....................            .12         .10
                                                          ----        ----
                                                          $.48        $.40
                                                          ====        ====
      --------------------------------------------------------------------------

          For the first three quarters in 1996 and during each of the quarters in 1995, the Corporation declared a dividend of approximately $2.9 million on its shares of Series B Cumulative Convertible Preferred Stock (Series
     B). On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of Common Stock in exchange for the 150,000 shares of Series B stock previously outstanding. Dividends of approximately $.4 million relating to the period from September 29, 1996, through October 13, 1996, were paid to the holder of the Series B stock. During the most recent two years, no other dividends were declared or paid in respect of shares of preferred stock of the Corporation.

     Common Stock:    150,000,000 authorized, $.50 par  value; 94,248,807 shares and 86,447,588 shares outstanding as of December 31, 1996 and 1995, respectively.

     Preferred Stock: 5,000,000 authorized, without par value; no shares outstanding as of December 31, 1996; 150,000 shares of Series B Cumulative Convertible Preferred Stock outstanding as of December 31, 1995.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(Millions of Dollars Except Per Share Data)
------------------------------------------------------------------------------------------------------
                                              1996(a)     1995(b)      1994       1993(c)     1992(d)
------------------------------------------------------------------------------------------------------
Sales                                        $4,914.4    $4,766.1    $4,365.2    $4,121.5    $4,045.7
Earnings (loss) from continuing operations      159.2       216.5        89.9        64.1       (95.3)
Earnings from discontinued operations (e)        70.4        38.4        37.5        31.1        22.0
Extraordinary items                                --       (30.9)        --          --        (22.7)
Cumulative effects of changes in
     accounting principle                          --          --         --        (29.2)     (237.6)
Net earnings (loss)                             229.6       224.0       127.4        66.0      (333.6)
Earnings (loss) per common and common
     equivalent share:
     Primary:
         Continuing operations                   1.64        2.33         .93         .63       (1.40)
         Discontinued operations                  .77         .44         .44         .37         .29
         Extraordinary items                       --        (.35)         --          --        (.30)
         Cumulative effects of
           accounting changes                      --          --          --        (.35)      (3.11)
         Net earnings (loss)                     2.41        2.42        1.37         .65       (4.52)
     Assuming full dilution:
         Continuing operations                   1.65        2.29         .93         .63       (1.40)
         Discontinued operations                  .73         .41         .44         .37         .29
         Extraordinary items                       --        (.33)         --          --        (.30)
         Cumulative effects of
           accounting changes                      --          --          --        (.35)      (3.11)
         Net earnings (loss)                     2.38        2.37        1.37         .65       (4.52)
Total assets                                  5,153.5     5,545.3     5,264.3     5,166.8     5,295.0
Long-term debt                                1,415.8     1,704.5     1,723.2     2,069.2     2,108.5
Cash dividends per common share                   .48         .40         .40         .40         .40
------------------------------------------------------------------------------------------------------

(a) Earnings from continuing operations for 1996 includes a restructuring charge of $91.3 million before taxes ($74.8 million after taxes) and a $10.6 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance.
(b) Earnings from continuing operations for 1995 include a $65.0 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance. In 1995, the Corporation recognized a $30.9 million extraordinary loss from extinguishment of debt, net of income tax benefit of $2.6 million.
(c) Effective January 1, 1993, the Corporation changed its method of accounting for postemployment benefits. In addition, earnings from continuing operations for 1993 include a restructuring credit of $6.3 million before tax ($.2 million after tax).
(d) Effective January 1, 1992, the Corporation changed its methods of accounting for income taxes and postretirement benefits other than pensions. In 1992, the Corporation recognized a $22.7 million extraordinary loss from extinguishment of debt. In addition, earnings from continuing operations for 1992 included a restructuring charge of $142.4 million before tax ($134.7 million after tax).
(e) Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued PRC segment. The earnings of the discontinued PRC segment do not reflect any charge for interest allocated to that segment by the Corporation. For additional information about the discontinued PRC segment, see the discussion under the caption "Discontinued Operations" included in Item 1 of Part I of this report and Note 2 of Notes to Consolidated Financial Statements included in
    Item 8 of Part II of this report.





ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation reported net earnings of $229.6 million or $2.38 per share on a fully diluted basis for the year ended December 31, 1996, compared to net earnings of $224.0 million or $2.37 per share on a fully diluted basis in 1995.
     During 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million ($74.8 million after tax). Excluding the effects of the 1996 restructuring and of a $10.6 million and $65.0 million decrease in income tax expense in 1996 and 1995, respectively, as a result of the Corporation's reduction in its deferred tax asset valuation allowance, earnings from continuing operations increased from $151.5 million ($1.60 per share on a fully diluted basis) in 1995 to $223.4 million ($2.32 per share on a fully diluted basis) in 1996. This growth in earnings from continuing operations in 1996 was a function of a higher level of sales and operating income, a lower effective tax rate, and lower interest expense.
     During 1996, the Corporation generated free cash flow (cash available for debt reduction prior to the effects of cash proceeds received from sales of businesses, issuances of equity, and sales of receivables) of $235.4 million, compared to free cash flow of $34.7 million in 1995. The increase in free cash flow in 1996 was primarily the result of improved working capital management.
     The combination of strong operating results and free cash flow coupled with the proceeds received from the sale of discontinued operations in 1996 enabled the Corporation to reduce its ratio of debt to total capitalization from 62% at December 31, 1995, to 51% at December 31, 1996.

CONTINUING OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the years ended December 31, 1996, 1995, and 1994.

ANALYSIS OF CHANGES IN SALES OF CONTINUING OPERATIONS
                                               For the Year Ended December 31,
(Dollars in Millions)                            1996         1995        1994
                                              -------      -------     -------
Total sales                                   $ 4,914      $ 4,766     $ 4,365

Unit volume - existing (1)                          5%           6%          8%
            - disposed (2)                         --%          --%         (3)%
Price                                              (1)%          1%          1%
Currency                                           (1)%          2%         --%
                                              -------      -------     -------
Change in total sales                               3%           9%          6%
                                              =======      =======     =======

In the above chart and throughout the remainder of this discussion, the following definitions apply:
(1) Existing - Reflects the change in unit volume for businesses where period-to-period comparability exists.
(2) Disposed - Reflects the change in total sales of continuing operations for businesses that were included in the prior year's results, but subsequently have been sold.

     Total sales for the year ended December 31, 1996, were $4.9 billion, which represented a 3% increase over 1995 sales of $4.8 billion. During 1996, existing unit volume grew 5% over the sales level in 1995. The 1996 growth in unit volume occurred both in the Consumer and Home Improvement Products (Consumer) segment and in the Commercial and Industrial Products (Commercial) segment.
     Total sales for the year ended December 31, 1995, were $4.8 billion, which represented a 9% increase over 1994 sales of $4.4 billion, due to growth in both the Consumer and Commercial segments.

RESTRUCTURING
The Corporation actively seeks to identify opportunities to improve its cost structure. These opportunities may involve the closure of manufacturing facilities or the reorganization of other operations.
     The Corporation has undertaken restructuring actions in the past which generated improvements in its cost structure. Those improvements, however, are subject to erosion over time as competitive pressures intensify or commodity prices increase. In order to preserve those improvements, the Corporation continuously seeks opportunities to further enhance its cost structure. Based upon a number of factors, including the weak retail environment in Europe which had begun to soften in the latter part of 1995, the Corporation decided to intensify its cost reduction efforts and recorded a restructuring charge in the amount of $81.6 million ($67.0 million after tax) early in 1996. The Corporation modified portions of the initial restructuring plan later in 1996 as a result of changed business conditions and the insight of new management in certain businesses. The net effect of these modifications was to increase the total restructuring charge recognized in 1996 to $91.3 million ($74.8 million after tax).
     The major component of the $91.3 million restructuring charge relates to the elimination of approximately 1,500 positions, of which approximately 1,400 are in the Consumer segment. As a result, severance benefits totaling $74.6 million, principally associated with the European Consumer businesses, were accrued in the restructuring charge. The balance of the restructuring charge primarily represented non-cash charges associated with the Corporation's decision to rationalize certain manufacturing operations, principally in the Consumer businesses in the United States. Such rationalization includes the outsourcing of certain products currently manufactured by the Corporation and the closure of several small manufacturing facilities. The principal non-cash charge consisted of a $6.6 million write-down to fair value of certain land and buildings affected by the rationalization. The remaining restructuring charge primarily related to the write-down to fair value of equipment made obsolete or redundant due to the decision to close certain facilities or outsource certain production.
    The Corporation's restructuring activity during 1996 is summarized below:

                                          Reversal
                                       of Previous
                                       Reserve and                                              Reserve
                          Reserve          Accrual            Utilization of Reserve                 at
(Dollars in          as Initially           of New                                             Dec. 31,
Millions)             Established          Reserve             Cash          Non-Cash              1996
------------------   ------------      -----------          -------          --------          --------
Severance benefits        $  62.8          $  11.8          $ (37.5)         $    --            $  37.1
Write-down of land
   and buildings              8.9             (2.3)              --             (6.6)                --
Other charges                 9.9               .2             (1.7)            (7.8)                .6
                          -------          -------          -------          -------            -------
Total                     $  81.6          $   9.7          $ (39.2)         $ (14.4)           $  37.7
                          =======          =======          =======          =======            =======

     The Corporation anticipates that the remaining restructuring reserve of $37.7 million as of December 31, 1996, will be substantially spent in 1997 as certain severance actions taken in the European Consumer businesses are subject to scheduled payouts mandated by local custom or governmental regulations.
     The Corporation estimates that the implementation of the restructuring plan resulted in savings of approximately $10.0 million in 1996 and, based on current market conditions, will result in savings of approximately $40.0 million in 1997 and $60.0 million annually thereafter.
     The Corporation is committed to continuous productivity improvement and, as part of its periodic strategic planning review, continues to evaluate additional opportunities for cost reduction. As part of this commitment, the Corporation has embarked on the specific actions included in the restructuring plan described above. Many of these actions involve the relocation or consolidation of production processes. Realization of the savings identified above depends on the effectiveness and timing of these actions.



EARNINGS
Operating income from continuing operations as a percentage of sales was 7.3% for 1996 compared to 8.9% and 8.1% for 1995 and 1994, respectively. Excluding the effects of the $91.3 million restructuring charge recognized in 1996, operating income from continuing operations as a percentage of sales was 9.1% for 1996 compared to 8.9% and 8.1% for 1995 and 1994, respectively.
     Gross margin as a percentage of sales in 1996 was 35.8% compared to 36.7% for 1995 and 36.6% for 1994. The decrease in gross margin in 1996 from the prior year's level was primarily attributable to several factors. First, actions taken by the Corporation in 1996 to reduce inventories from the high level at the end of 1995 resulted in lower production levels during 1996, and the associated lower overhead absorption negatively affected gross margin. Second, competitive pressures did not permit the Corporation's businesses to institute certain price increases and, in some cases, caused the businesses to reduce prices from the prior year's level. Gross margin also was negatively affected by manufacturing inefficiencies, including those associated with new manufacturing facilities, and changes in the mix of products sold in 1996.
     Gross margin in 1995 was slightly higher than in 1994. The impact of increased manufacturing productivity and cost reduction initiatives during 1995, however, was substantially offset by rising commodity costs and by reduced gross margin in the European operations. Gross margin in 1995 was adversely affected by a softening European retail environment in the fourth quarter of 1995 and by residual inefficiencies in European operations associated with the closure of two manufacturing facilities in mid-1994.
     Selling, general, and administrative expenses as a percentage of sales were 26.6% for 1996 compared to 27.8% for 1995 and 28.5% for 1994. The improvements in 1996 compared to 1995 and in 1995 compared to 1994 were the result of cost reduction initiatives and the leverage effects of higher sales volumes on fixed and semi-fixed costs.
     Net interest expense (interest expense less interest income) was $135.4 million in 1996 compared to $184.4 million in 1995 and $187.9 million in 1994. Net interest expense for 1996 was significantly lower than for 1995, primarily due to lower debt levels in 1996. Those lower debt levels resulted from debt repayments, early in 1996, with the sales proceeds of the discontinued PRC segment and from improved operating cash flow during 1996. Net interest expense for 1995 was below the 1994 level as a result of reduced borrowing levels during the year, partially offset by higher interest rates on variable rate debt.
     Other expense for 1996, 1995, and 1994 primarily included costs associated with the sale of receivables program.
     As more fully described in Note 13 of Notes to Consolidated Financial Statements, during 1996 and 1995, the Corporation reversed a portion of the deferred tax asset valuation allowance based on its projection of future taxable earnings in the United States, including, for 1995, the impact of the then-pending sale of PRC Inc. The effect of this reduction in the deferred tax asset valuation allowance was to decrease 1996 and 1995 income tax expense by $10.6 million and $65.0 million, respectively.
     Excluding the effect of the $16.5 million income tax benefit associated with the restructuring charge in 1996 and the effects of the $10.6 million and $65.0 million income tax benefits that resulted from the reductions of its deferred tax asset valuation allowance in 1996 and 1995, respectively, the Corporation's reported tax rate on continuing operations was 24% in 1996 compared to a rate of 33% in 1995 and 40% in 1994. Contributing to the lower tax rate both for 1996 compared to 1995 and for 1995 compared to 1994 were higher taxable earnings in the United States and a change in the mix of operating income outside the United States from subsidiaries in higher-rate tax jurisdictions to subsidiaries in lower-rate tax jurisdictions or subsidiaries that profit from the utilization of net operating loss carryforwards. An analysis of taxes on earnings is included in Note 13 of Notes to Consolidated Financial Statements.
     During 1996, the Corporation fully recognized the benefit of domestic deferred tax assets, exclusive of foreign tax credits, for financial reporting purposes. The benefit of the previously unrecognized deferred tax assets has lowered the domestic portion of tax expense for the past several years. The Corporation's effective tax rate will be significantly higher in future periods.

BUSINESS SEGMENTS
The Corporation operates in two business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products, including fastening and assembly systems and glass container-forming and inspection equipment.

SALES  AND OPERATING INCOME BY BUSINESS SEGMENT

                                                 For the Year Ended December 31,
                                                 -------------------------------
(Millions of Dollars)                               1996        1995        1994
                                                 -------     -------     -------
Consumer and Home Improvement Products
Total sales ................................      $4,212      $4,076      $3,774
Operating income ...........................         273         348         294
Operating income excluding
   restructuring costs
   and goodwill amortization ...............         411         400         351
Commercial and Industrial Products
Total sales ................................         702         690         591
Operating income ...........................          76          75          53
Operating income excluding
   restructuring costs
   and goodwill amortization ...............          96          92          69
Corporate and Eliminations
Operating income ...........................           8           3           5
                                                  ------      ------      ------
Total sales ................................      $4,914      $4,766      $4,365
Total operating income .....................      $  357      $  426      $  352
Total operating income
   excluding restructuring costs
   and goodwill amortization ...............      $  515      $  495     $   425
                                                  ======      ======     =======

CONSUMER  AND HOME IMPROVEMENT PRODUCTS
The following chart sets forth an analysis of the change in sales for the year ended December 31, 1996, compared to the year ended December 31, 1995, by geographic area within the Consumer segment.

                                        United                             Total
                                        States     Europe      Other    Consumer
                                        ------     ------      -----    --------
Existing unit volume ...............        8%        --%        --%         5%
Price ..............................       (1)%       (1)%        3%        (1)%
Currency ...........................       --%        (2)%       (1)%       (1)%
                                           ---        ---        ---        ---
Total Consumer .....................        7%        (3)%        2%         3%
                                           ===        ===        ===        ===

     Total sales in the Consumer segment for 1996 were 3% higher than in 1995, with existing unit volume up 5% over the 1995 level. Sales in the United States increased by 7% over the prior year's level, reflecting an 8% increase in existing unit volume, partially offset by a 1% decline in price. The 1% price decline from the 1995 level was primarily due to price reductions taken in the household products and the power tools and accessories businesses. A significant component of the 1996 price reduction by the household products business related to a substantial price reduction taken in the latter part of 1996 on the SnakeLight(R) flexible flashlight, with the balance related to price reductions taken on various other product lines, predominantly to reduce levels of excess inventory or in connection with the exit of certain low-margin product lines.
The 1996 price reduction by the power tools and accessories business was primarily in response to competitive pressures, but also to reduce levels of excess inventories.
     Unit volume in the United States increased by 8% in 1996 over the 1995 level principally as a result of strong unit volume growth in the power tools and accessories, security hardware, and plumbing products businesses, partially offset by unit volume declines in the household products business. The 1996 unit volume growth in the domestic power tools and accessories business was primarily the result of continued strong demand for DeWALT(R) professional power tools and accessories as well as the successful expansion of the VersaPak(TM) interchangeable battery system to outdoor lawn and garden tools. The 1996 unit volume growth in the domestic security hardware business occurred in virtually all product categories, and the 1996 unit volume growth in the plumbing products business occurred in both retail and professional distribution channels. The 1996 unit volume decline in the household products business was in comparison to a strong 1995, which benefited from pent-up demand for the SnakeLight flexible flashlight at the end of 1994. While unit sales of the SnakeLight flexible flashlight during 1996 declined from the 1995 level and unit volume declines were experienced in other categories due to the exit of certain low-margin product lines, those declines were substantially offset by unit volume increases in 1996 resulting from refinements to existing products, such as the global line of Quick 'N Easy(TM) irons, and from introductions of new products, including the FloorBuster(TM) cordless room vacuum with full-length upright handle and the ScumBuster(TM) cordless submersible tub and tile scrubber.
     Excluding the negative effects of changes in foreign exchange rates, sales in the Consumer businesses in Europe decreased by 1% in 1996 from the 1995 level. The 1% decline in sales in 1996 in the European Consumer businesses was primarily the result of price reductions taken in response to competitive pressures and to reduce levels of excess inventories. Unit volume in 1996 was essentially equal to the 1995 level as increased sales of power tools, spurred by the success of the DeWALT and Elu(R) professional product lines, were offset by unit volume declines in security hardware, accessories, outdoor products, and household products. Excluding the negative effects of changes in foreign exchange rates, some European countries achieved good sales growth in 1996 over 1995 levels; however, this growth was offset by declines in other countries, most notably Germany and the United Kingdom.
     Excluding the negative effects of changes in foreign exchange rates, sales in the Consumer businesses in other geographic regions increased by 3% in 1996 over the 1995 level due largely to price increases in certain countries, primarily in Latin America to keep pace with inflation, partially offset by price reductions in other countries. The 1996 sales growth, exclusive of the negative effects of changes in foreign exchange rates, was experienced in a number of countries, most notably in Latin American countries such as Mexico, Colombia, and Brazil, offset by sales declines in the Far East and certain other countries, most notably Canada and Australia.
     Operating income as a percentage of sales for the Consumer segment was 6.5% in 1996 compared to 8.6% in 1995. Excluding the effects of goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales would have been 9.7% in 1996 compared to 9.8% in 1995. Operating income as a percentage of sales, excluding the effects of goodwill amortization and the 1996 restructuring charge, improved in 1996 over the 1995 level in the domestic security hardware and plumbing products businesses; however, those improvements were offset by declines in the household products business, the worldwide power tools and accessories business, and the European security hardware operations. Excluding the effects of goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales for the worldwide power tools and accessories business in 1996 was below the 1995 level as declines experienced in the power tools and accessories businesses in the United States, Latin America, Canada, Australia, and the Far East in 1996 more than offset an improvement in the power tools and accessories business in Europe. That profitability improvement in the power tools and accessories business in Europe, however, was in comparison to an extremely weak 1995, and the European profitability level in 1996 did not rebound to the 1994 level. The declines in operating income as a percentage of sales, excluding the effects of goodwill amortization and the 1996 restructuring charge, in 1996 from 1995 levels in the power tools and accessories businesses in the United States, Latin America, Canada, Australia, and the Far East primarily resulted from manufacturing inefficiencies, including those associated with new manufacturing facilities and the businesses' efforts to reduce inventory levels in 1996, competitive pressures which adversely affected pricing, and higher transportation costs, partially offset by tight controls over selling, general, and administrative expenses.
     While sales of other existing products and new product introductions during 1997 may mitigate the effect, the Corporation believes that comparisons of sales and profitability in 1997 to 1996 levels will be difficult for the household products business, particularly in the first half of 1997, based upon the significance of SnakeLight to sales and profitability of the business in 1996; reduced demand, which is no longer expected to exceed capacity, as the product matures; and the price reductions on SnakeLight taken by the business in the latter part of 1996.
     Total sales in the Consumer segment for 1995 were 8% higher than in 1994, with existing unit volume up 5% over the 1994 level. Unit volume in the United States increased by 7% in 1995 over the 1994 level as a result of strong unit volume growth in the power tools and accessories and household products businesses, partially offset by unit volume declines in the security hardware and plumbing products businesses. The 1995 growth in the domestic power tools and accessories business was the result of continued strong demand for DeWALT professional power tools and accessories and the successful expansion in the latter half of 1995 of a line of consumer products that use the VersaPak interchangeable battery system. During 1995, the household products business achieved a double-digit rate of growth in unit volume driven by the continued success of the SnakeLight flexible flashlight, which was introduced late in 1994. The domestic security hardware and plumbing products businesses each experienced modest unit volume declines from 1994 levels during 1995.
     Excluding the substantial positive effects of changes in foreign exchange rates, sales in the Consumer businesses in Europe increased by 4% in 1995 over the 1994 level despite a weak fourth quarter in 1995. This 4% increase was composed of increased sales of power tools and accessories, household products, and security hardware, partially offset by decreased sales of outdoor products. Exclusive of positive effects of changes in foreign exchange rates during 1995, some European countries achieved results substantially higher than the prior year's level, and other countries, most notably Germany, the United Kingdom, and France, reported results essentially equal to or below the prior year's level.
     Excluding the negative effects of changes in foreign exchange rates principally due to the Mexican peso devaluation, sales in the Consumer businesses in other geographic regions increased by 8% in 1995 over the 1994 level. Sales growth occurred in a number of countries, including Canada, and most strongly, in Brazil, while sales in other countries were essentially equal to or below the prior year's level.
     Operating income as a percentage of sales for the Consumer segment was 8.6% in 1995 compared to 7.8% in 1994. Excluding the effect of goodwill amortization, operating income as a percentage of sales would have been 9.8% in 1995 compared to 9.3% in 1994. The household products business achieved strong improvement in operating income in 1995 as a result of increased sales volume, higher manufacturing productivity, and actions taken either to improve profitability or to drop certain lower-margin products from its product lines. Improved operating income levels in 1995 over 1994 in the worldwide power tools and accessories business principally resulted from substantial improvements in the domestic power tools and accessories business as a result of increased sales volume, higher manufacturing productivity, and the impact of cost reduction initiatives, partially offset by reduced profitability in the European operations. A softening retail environment in the fourth quarter of 1995, expenses incurred in connection with the reorganization of certain European operations, and residual inefficiencies associated with the closure of two manufacturing facilities in mid-1994 contributed to markedly lower profitability in the Consumer businesses in Europe in 1995 than in 1994. Cost reduction initiatives and manufacturing productivity improvements resulted in increased operating income as a percentage of sales during 1995 compared to 1994 in the security hardware business, despite year-to-year sales declines in its domestic operations due to inventory reductions made by its customers in the latter part of 1995. A decline in operating income in the plumbing products business in 1995 compared to 1994 resulted from reduced sales and rising material costs.

COMMERCIAL  AND INDUSTRIAL PRODUCTS
The following chart sets forth an analysis of the change in sales for the year ended December 31, 1996, compared to the year ended December 31, 1995, by geographic area within the Commercial segment.

                                      United                               Total
                                      States     Europe       Other   Commercial
                                      ------     ------       -----   ----------
Existing unit volume ............         4%         2%         10%          4%
Price ...........................         1%         1%         --%          1%
Currency ........................        --%        (3)%       (11)%        (3)%
                                         ---        ---         ---         ---
Total Commercial ................         5%         --%        (1)%         2%
                                         ===        ===         ===         ===

     Total sales in the Commercial segment for 1996 were 2% higher than the 1995 level. Excluding the negative effects of changes in foreign exchange rates, sales in the Commercial segment were 5% higher in 1996 than in 1995. The fastening systems and assembly (Fastening) business achieved good growth in unit volume in 1996 as a result of strong sales in the Far East and the continued strength of sales to the automotive industry in the United States, partially offset by protracted softness in the domestic industrial market and in Europe. The glass container-forming and inspection equipment (Glass) business also experienced solid growth in unit volume in 1996 over 1995. The backlog of orders in the Glass business at December 31, 1996, was approximately 13% higher than the 1995 level. Approximately 75% of the Glass backlog at December 31, 1996, represents orders scheduled for delivery in 1997, with the balance scheduled for delivery in 1998.
     Operating income as a percentage of sales for the Commercial segment was 10.8% for both 1996 and 1995. Excluding the effects of goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales would have been 13.6% in 1996 compared to 13.3% in 1995. Improvements in operating income as a percentage of sales during 1996 were experienced in both the Fastening and Glass businesses.
     Total sales in the Commercial segment for 1995 were 17% higher than the 1994 level. Excluding the substantial positive effects of changes in foreign exchange rates, sales in the Commercial segment were 11% higher in 1995 than in the preceding year. The Fastening business achieved solid unit volume growth in 1995 over the prior year's level, as softening sales to general industry in the United States and Europe were more than offset by increased automotive sales in those regions. The Glass business experienced a double-digit rate of growth in unit volume in 1995 compared to a weak 1994 despite volume declines in the United States.
     Operating income as a percentage of sales for the Commercial segment was 10.8% in 1995 compared to 8.9% in 1994. Excluding the effects of goodwill amortization, operating income as a percentage of sales would have been 13.3% in 1995 compared to 11.6% in 1994. The Fastening and Glass businesses each experienced improvements in operating income percentages in 1995.

DISCONTINUED OPERATIONS
Discontinued operations consist of the results of PRC Inc., PRC Realty Systems, Inc. (RSI), and PRC Environmental Management, Inc. (EMI). Together, PRC Inc., RSI, and EMI composed the Corporation's former Information Technology and Services (PRC) segment. Operating results, net assets, and cash flows of the discontinued PRC segment have been segregated in the accompanying Consolidated Financial Statements. The results of the discontinued PRC segment do not reflect any expense for interest expense allocated by or management fees charged by the Corporation.
     On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment. Proceeds of $425.0 million from the sale of PRC Inc., less cash selling expenses of $11.4 million paid during 1996, were used to reduce indebtedness. Earnings from discontinued operations of $70.4 million ($.73 per share on a fully diluted basis) in 1996 primarily consist of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. The gain is net of provisions for adjustment to the sales price and retained liabilities. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant.
     Net earnings of the discontinued PRC segment were $38.4 million ($.41 per share on a fully diluted basis) in 1995 and $37.5 million ($.44 per share on a fully diluted basis) in 1994. The Corporation sold RSI on March 31, 1995, and EMI on September 15, 1995, for aggregate proceeds of $95.5 million.

FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables generated cash of $463.4 million for the year ended December 31, 1996, compared to $316.9 million for the year ended December 31, 1995. This increase in cash generation during 1996 was primarily the result of improved working capital management, principally resulting from actions taken during 1996 to reduce inventories from the high level that existed at the end of 1995.
     In addition to measuring cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation monitors free cash flow, a measure commonly employed by bond rating agencies and banks. The Corporation defines free cash flow as cash available for debt reduction (including short-term borrowings), prior to the effects of cash proceeds received from sales of divested businesses, issuances of equity, and sales of receivables. Free cash flow, a more inclusive measure of cash flow generation than cash flows from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the year ended December 31, 1996, the Corporation generated free cash flow of $235.4 million compared to $34.7 million in 1995. The increase in free cash flow in 1996 from the 1995 level was primarily the result of improved working capital management.
     The total amount of receivables sold under the sale of receivables program at December 31, 1996, was $212.0 million compared to $230.0 million at December 31, 1995. The sale of receivables program provides for a seasonal expansion of the amount of receivables that may be sold, from $200.0 million to $275.0 million during the period from October 1 through January 31. The liquidity facility that supports the sale of receivables program expires in March 1997. The Corporation expects to be able to extend this facility beyond December 1997. However, due to its improved leverage, the Corporation expects to reduce the amount available under the facility to less than $200.0 million and to eliminate the seasonal expansion feature.
     Excluding amounts related to discontinued operations, investing activities for 1996 used cash of $170.2 million compared to $195.5 million in 1995. Capital expenditures of $196.3 million during 1996 approximated the 1995 level of $203.1 million. During 1996, approximately 90% of the capital expenditures were in the Consumer segment, primarily in support of new product initiatives and productivity enhancements. The Corporation expects capital spending in 1997 to moderately exceed the 1996 level.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, the Corporation is exposed to movements in the exchange rates of various currencies against the United States dollar. The major foreign currencies in which foreign currency risks exist are the pound sterling, deutsche mark, Dutch guilder, Canadian dollar, Swedish krona, Japanese yen, Chinese renminbi, French franc, Italian lira, Australian dollar, Mexican peso, and Brazilian real.
     Assets and liabilities of the Corporation's subsidiaries located outside the United States are translated at rates of exchange at the balance sheet date, as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. During 1996, translation adjustments, recorded in the equity adjustment from translation component of stockholders' equity, decreased stockholders' equity by $13.6 million compared to an increase of $44.9 million in 1995.
     As more fully explained in Note 11 of Notes to Consolidated Financial Statements, the Corporation historically had hedged a portion of its net investment in foreign subsidiaries. Beginning in 1995, the Corporation decided to limit the future hedging of its net investment in foreign subsidiaries. While this decision may increase the volatility of reported equity, it is expected to result in more predictable cash flows from hedging activities.
     In hedging the exposure to foreign currency fluctuations on its net investments in subsidiaries located outside the United States, the Corporation has entered into various currency forward contracts and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 1996, these activities netted to a cash outflow of $5.4 million compared to a cash outflow of $4.7 million in 1995. The corresponding gains and losses on these hedging activities were recorded in the equity adjustment from translation component of stockholders' equity. Also included in the equity adjustment from translation component were the costs of maintaining the hedge portfolio of foreign exchange contracts. These hedge costs, which were not significant in 1996, decreased stockholders' equity by $8.7 million in 1995.
     In late 1994, the Mexican peso was severely devalued. Because the Corporation's Mexican peso exposure was hedged, this devaluation did not have a significant effect on earnings in 1994. While the currency situation in Mexico had an adverse effect on the Corporation's Mexican sales in both 1996 and 1995, the effect on operating income was substantially offset by pricing actions and changes in cost structures and by the lower relative costs of Mexican production during those years. While the Corporation will take actions to mitigate the impacts of any future currency devaluations in Mexico or elsewhere, there is no assurance that such devaluations will not adversely affect the Corporation.
     Financing activities for 1996 used cash of $667.3 million compared to $127.0 million of cash used in 1995. As more fully described in Note 10 of Notes to Consolidated Financial Statements, the Corporation, during 1996, replaced its former unsecured revolving credit facility, which was scheduled to expire in 1997, with a new unsecured revolving credit facility, expiring in 2001. Also during 1996, the Corporation reduced its outstanding borrowings by $635.0 million. This reduction was funded through the proceeds from the sale of discontinued operations and through improved operating cash flows. During 1995, the Corporation recognized a $30.9 million extraordinary loss, $26.5 million of which was a non-cash charge, as a result of the early redemption in the aggregate amount of $150.0 million of the 9.25% sinking fund debentures of its Emhart Corporation subsidiary. This extraordinary loss consisted of the write-off of the associated debt discount, plus premiums and costs associated with the redemption, net of related income tax benefits.
     As more fully described in Note 15 of Notes to Consolidated Financial Statements, on October 14, 1996, the Corporation, pursuant to its conversion option, issued 6,350,000 shares of common stock in exchange for the 150,000 shares of Series B cumulative convertible preferred stock previously outstanding. Because the dividend rate on the common stock is lower than that which was paid on the preferred stock, the conversion will result in annualized cash savings to the Corporation, at the current dividend rate, of approximately $8.6 million. As more fully described in Note 1 of Notes to Consolidated
Financial Statements, the 6,350,000 shares of common stock issued upon conversion have been considered in the computation of primary earnings per share through the inclusion of those shares, from their date of issuance, in the determination of the weighted average shares outstanding. Those 6,350,000 shares of common stock have been treated as outstanding in the computation of fully diluted earnings per share for the years ended December 31, 1996 and 1995.
     As more fully explained in Note 11 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may later convert such debt from fixed to variable or from variable to fixed interest rates, or from United States dollar-based rates to rates based upon another currency, through the use of interest rate swap agreements. In addition, the Corporation may enter into interest rate cap agreements in order to limit the effects of increasing interest rates on a portion of its variable rate debt.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. These interest rate hedges could change the mix of fixed and variable rate debt as actual interest rates move outside the ranges covered by these instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 35% at December 31, 1996, compared to 43% at December 31, 1995, and 34% at December 31, 1994. At December 31, 1996, average debt maturity was 4.5 years compared to 4.0 years at December 31, 1995, and 4.9 years at December 31, 1994.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to service debt. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under its unsecured revolving credit facility or under short-term borrowing facilities. Management believes that cash generated from these sources will be adequate to meet the Corporation's cash requirements over the next 12 months.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
      Consolidated Statement of Earnings
      - years ended December 31, 1996, 1995, and 1994.

      Consolidated Balance Sheet
      - December 31, 1996 and 1995.

      Consolidated  Statement  of Cash Flows
      - years ended December 31, 1996, 1995, and 1994.

      Notes to Consolidated Financial Statements.

      Report of Independent Auditors.

CONSOLIDATED STATEMENT OF EARNINGS
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)
                                                                                                   Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       1996                 1995                1994
------------------------------------------------------------------------------------------------------------------------------------
Sales .....................................................................        $4,914.4            $ 4,766.1            $4,365.2
   Cost of goods sold .....................................................         3,156.6              3,016.7             2,769.7
   Selling, general, and administrative expenses ..........................         1,309.6              1,323.3             1,243.6
   Restructuring costs ....................................................            91.3                   --                  --
------------------------------------------------------------------------------------------------------------------------------------
Operating Income ..........................................................           356.9                426.1               351.9
   Interest expense (net of interest income of $4.7
     for 1996, $8.6 for 1995, and $6.9 for 1994) ..........................           135.4                184.4               187.9
   Other expense ..........................................................            18.8                 16.2                15.4
------------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income Taxes ...................           202.7                225.5               148.6
   Income taxes ...........................................................            43.5                  9.0                58.7
------------------------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations .......................................           159.2                216.5                89.9
Earnings from discontinued operations (net of income taxes of
   $55.6 for 1996, $8.7 for 1995, and $4.0 for 1994) ......................            70.4                 38.4                37.5
------------------------------------------------------------------------------------------------------------------------------------
Earnings Before Extraordinary Item ........................................           229.6                254.9               127.4
Extraordinary loss from early extinguishment of debt
   (net of income tax benefit of $2.6) ....................................              --                (30.9)                 --
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings ..............................................................         $ 229.6              $ 224.0             $ 127.4
====================================================================================================================================



Net Earnings Applicable To Common Shares ..................................         $ 220.5              $ 212.4             $ 115.8
====================================================================================================================================
Net Earnings Per Common and Common Equivalent Share:
------------------------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings from continuing operations ....................................          $ 1.64               $ 2.33              $  .93
   Earnings from discontinued operations ..................................             .77                  .44                 .44
   Extraordinary loss from early extinguishment of debt ...................              --                 (.35)                --
------------------------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Share ................................................          $ 2.41               $ 2.42              $ 1.37
------------------------------------------------------------------------------------------------------------------------------------
Shares Used In Computing Primary Earnings Per Share
    (in Millions) .........................................................            91.3                 87.9                84.3
====================================================================================================================================
Assuming Full Dilution:
   Earnings from continuing operations ....................................          $ 1.65               $ 2.29             $   .93
   Earnings from discontinued operations ..................................             .73                  .41                 .44
   Extraordinary loss from early extinguishment of debt ...................              --                 (.33)                 --
------------------------------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Share ..........................................          $ 2.38               $ 2.37             $  1.37
------------------------------------------------------------------------------------------------------------------------------------
Shares Used In Computing Fully Diluted
   Earnings Per Share (in Millions) .......................................            96.3                 94.7                84.3
====================================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

                                                                                                                   December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             1996              1995
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents ..................................................................            $   141.8         $   131.6
Trade receivables, less allowances of $44.0 for 1996 and $43.1 for 1995 ....................                672.4             651.3
Inventories ................................................................................                747.8             855.7
Net assets of discontinued operations ......................................................                   --             302.4
Other current assets .......................................................................                242.2             165.6
------------------------------------------------------------------------------------------------------------------------------------
   Total Current Assets ....................................................................              1,804.2           2,106.6
------------------------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment .............................................................                905.8             866.8
Goodwill ...................................................................................              2,012.2           2,142.0
Other Assets ...............................................................................                431.3             429.9
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $ 5,153.5         $ 5,545.3
====================================================================================================================================


Liabilities and Stockholders' Equity
Short-term borrowings ......................................................................            $   235.9         $   599.2
Current maturities of long-term debt .......................................................                 54.1              48.0
Trade accounts payable .....................................................................                380.7             396.7
Other accrued liabilities ..................................................................                835.9             743.0
------------------------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities ...............................................................              1,506.6           1,786.9
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt .............................................................................              1,415.8           1,704.5
Deferred Income Taxes ......................................................................                 67.5              52.8
Postretirement Benefits ....................................................................                310.3             307.8
Other Long-Term Liabilities ................................................................                220.9             270.1
Stockholders' Equity
Convertible preferred stock (outstanding: December 31, 1995--
   150,000 shares) .........................................................................                   --             150.0
Common stock (outstanding: December 31, 1996--94,248,807 shares;
   December 31, 1995--86,447,588 shares) ...................................................                 47.1              43.2
Capital in excess of par value .............................................................              1,261.7           1,084.5
Retained earnings ..........................................................................                380.2             202.6
Equity adjustment from translation .........................................................                (56.6)            (57.1)
------------------------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity ..............................................................              1,632.4           1,423.2
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $ 5,153.5         $ 5,545.3
====================================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

                                                                                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1996          1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings ...........................................................................     $  229.6      $  224.0        $  127.4
Adjustments to reconcile net earnings to cash flow
 from operating activities of continuing operations:
   Non-cash charges and credits:
     Depreciation and amortization .....................................................        214.6         206.7           195.4
     Restructuring charges .............................................................         91.3            --              --
     Deferred income taxes .............................................................          2.9         (46.1)            8.9
     Extraordinary item ................................................................           --          26.5              --
     Other .............................................................................          1.2          19.5             1.9
   Earnings of discontinued operations .................................................        (70.4)        (38.4)          (37.5)
   Changes in selected working capital items:
     Trade receivables .................................................................        (10.0)         14.8           (83.5)
     Inventories .......................................................................        107.5        (138.7)           31.9
     Trade accounts payable ............................................................        (21.4)        108.1            58.3
   Restructuring .......................................................................        (39.2)           --              --
   Other assets and liabilities ........................................................        (42.7)        (59.5)            1.6
   Net (decrease) increase in receivables sold .........................................        (18.0)        (14.0)           26.0
------------------------------------------------------------------------------------------------------------------------------------
  Cash flow from operating activities of
    continuing operations ..............................................................        445.4         302.9           330.4
   Cash flow from operating activities of
    discontinued operations ............................................................        (12.4)          1.5            79.3
------------------------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities .................................................        433.0         304.4           409.7
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from sale of discontinued operations ..........................................        413.6          95.5              --
Investing activities of discontinued operations ........................................           --         (12.9)          (15.5)
Proceeds from disposal of assets and businesses ........................................         31.5          12.3            12.0
Capital expenditures ...................................................................       (196.3)       (203.1)         (181.5)
Cash inflow from hedging activities ....................................................        392.9         485.6         1,070.4
Cash outflow from hedging activities ...................................................       (398.3)       (490.3)       (1,105.9)
------------------------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities .................................................        243.4        (112.9)         (220.5)
------------------------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities ...............................................        676.4         191.5           189.2

Financing Activities
Net (decrease) increase in short-term borrowings .......................................       (360.9)         47.2           217.4
Proceeds from long-term debt (including revolving
 credit facility) ......................................................................        461.1         274.0         1,226.7
Payments on long-term debt (including revolving
 credit facility) ......................................................................       (735.2)       (425.2)       (1,622.8)
Issuance of equity interest in a subsidiary ............................................           --            --             4.3
Issuance of common stock ...............................................................         22.3          23.0             8.8
Cash dividends .........................................................................        (54.6)        (46.0)          (45.3)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Financing Activities ....................................................       (667.3)       (127.0)         (210.9)
Effect of exchange rate changes on cash ................................................          1.1           2.1             5.4
------------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents .......................................         10.2          66.6           (16.3)
Cash and cash equivalents at beginning of year .........................................        131.6          65.0            81.3
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year ...............................................     $  141.8      $  131.6        $   65.0
====================================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries

NOTE  1:  SUMMARY  OF  ACCOUNTING  POLICIES
PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.
RECLASSIFICATIONS: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 1996. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
FOREIGN CURRENCY TRANSLATION: The financial statements of subsidiaries located outside the United States, except those subsidiaries operating in highly inflationary economies, generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings. CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.
INVENTORIES: Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO)
method;  all other  inventories  are  based on the  first-in,  first-out  (FIFO)
method.
PROPERTY AND DEPRECIATION: Property, plant, and equipment is stated at cost. Depreciation is computed generally on the straight-line method for financial reporting purposes.
GOODWILL AND OTHER INTANGIBLES: Goodwill and other intangibles are amortized on the straight-line method over periods of up to 40 years. On a periodic basis, the Corporation estimates the future undiscounted cash flows of the businesses to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.
PRODUCT DEVELOPMENT COSTS: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $101.3 million in 1996, $96.1 million in 1995, and $89.2 million in 1994.
ADVERTISING AND PROMOTION: All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense, including expense of consumer rebates, was $258.5 million in 1996, $265.1 million in 1995, and $249.9 million in 1994.
POSTRETIREMENT BENEFITS: The Corporation's pension plans, which cover substantially all of its employees, consist primarily of non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.
     Certain employees are covered by defined contribution plans. The Corporation's contributions to the plans are based on a percentage of employee compensation or employee contributions. The plans are funded on a current basis.
     In addition to pension benefits, the Corporation provides certain postretirement medical, dental, and life insurance benefits, principally to certain United States employees. Retirees in other countries generally are covered by government-sponsored programs.
     The Corporation uses the corridor approach in the valuation of defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for retired participants, the average remaining life expectancy.
DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Corporation principally in the management of its interest rate and foreign currency exposures.
     Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts due to or from the counterparties are included in other accrued liabilities. Since they are accounted for as hedges, the fair value of the swap agreements is not recognized in the Consolidated Financial Statements.
     The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense. The unamortized costs of the cap agreements are included in other assets.
     Gains or losses resulting from the early termination of interest rate swaps or caps are deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swaps or caps.
     Gains and losses on hedges of net investments are reflected in the Consolidated Balance Sheet in the equity adjustment from translation component of stockholders' equity, with the related amounts due to or from the counterparties included in other liabilities or other assets.
     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on foreign currency firm commitment hedges and gains on hedges of forecasted transactions are deferred and included in the basis of the transactions underlying the commitments.
STOCK-BASED COMPENSATION: As described in Note 16, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25 for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123.
NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Primary earnings per share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during each year plus, for 1996 and 1995, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. For 1994, these incremental shares were immaterial and, accordingly, were not considered in the calculation of primary earnings per share.
     In 1996 and 1995, fully diluted earnings per share were computed by dividing net earnings by the weighted average number of common shares outstanding during the year plus the incremental shares that would have been outstanding under certain employee benefit plans, upon the assumed exercise of dilutive stock options, and, prior to October 1996, upon the assumed conversion of the preferred shares. In 1994, conversion of the preferred shares would have been anti-dilutive and, therefore, was not considered in the computation of fully diluted earnings per share. Also, in 1994, the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options were immaterial and, accordingly, were not considered in the calculation of fully diluted earnings per share. As a result, fully diluted earnings per share for 1994 are not materially different from primary earnings per share.
     As described in Note 15, a total of 6,350,000 shares of common stock were issued upon conversion of the Corporation's Series B Cumulative Convertible Preferred Stock (Series B) in October 1996. Those 6,350,000 shares of common stock were reflected in the computation of primary earnings per share through the inclusion of such shares, from their date of issuance, in the determination of the weighted average number of common shares outstanding. On a pro forma basis, assuming that the 6,350,000 shares of common stock had been issued upon conversion of the shares of Series B stock as of January 1, 1996, primary earnings per share for the year ended December 31, 1996, would have been $2.38.

NOTE 2:  DISCONTINUED OPERATIONS
Earnings from the discontinued Information Technology and Services (PRC) segment amounted to $70.4 million in 1996, $38.4 million in 1995, and $37.5 million in 1994, net of applicable income taxes of $55.6 million, $8.7 million, and $4.0 million, respectively. The results of the discontinued PRC segment do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment, for $425.0 million. Earnings from discontinued operations in 1996 consisted primarily of the gain on the sale of PRC Inc., net of selling expenses and applicable income taxes. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant. The terms of the sale of PRC Inc. provide for an adjustment to the sales price, expected to be finalized in 1997, based upon the changes in the net assets of PRC Inc. through February 15, 1996.
     The Corporation sold PRC Realty Systems, Inc. (RSI), on March 31, 1995, and sold PRC Environmental Management, Inc. (EMI), on September 15, 1995, for proceeds of $60.0 million and $35.5 million, respectively. The aggregate gain on the sale of RSI and EMI of $2.5 million, net of applicable income taxes of $5.5 million, is included in earnings from discontinued operations for 1995. Together, PRC Inc., RSI, and EMI composed the Corporation's discontinued PRC segment.
     Revenues of the discontinued PRC segment were $800.1 million in 1995 and $883.1 million in 1994. These revenues are not included in sales as reported in the Consolidated Statement of Earnings.
     Net assets of the discontinued PRC segment as of December 31, 1995, consisted principally of accounts receivable, goodwill, and other assets less accounts payable and other liabilities.

NOTE 3:  RESTRUCTURING
In 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million.
     The major component of the restructuring charge relates to the Corporation's elimination of approximately 1,500 positions. As a result, an accrual of $74.6 million for severance, principally associated with the European businesses in the Consumer and Home Improvement Products (Consumer) segment, was included in the restructuring charge.
     In connection with the restructuring plan, the Corporation also will take actions to rationalize certain manufacturing and service operations. Such rationalization, principally associated with the Consumer businesses in the United States, will include the outsourcing of certain products currently manufactured by the Corporation and the closure of several small manufacturing facilities. As a result, the restructuring charge also included a $6.6 million write-down to fair value of certain land and buildings. The remaining restructuring charge primarily related to the write-down to fair value of equipment made obsolete or redundant due to the decision to close certain facilities or outsource certain production.

NOTE 4:  TRADE RECEIVABLES
CONCENTRATION OF CREDIT: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.
SALE OF RECEIVABLES PROGRAM: The Corporation's sale of receivables program provides for a seasonal expansion of capacity from $200.0 million to $275.0 million during the period from October 1 through January 31. Receivables under this program are sold on a revolving basis and are not subject to any significant recourse provisions. At December 31, 1996, the Corporation had sold $212.0 million of receivables under this program compared to $230.0 million at December 31, 1995. The discount on the sale of receivables is included in other expense.

NOTE 5:  INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:

                                                             1996          1995
                                                          --------     --------
FIFO cost
   Raw materials and work-in-process .................    $  211.1     $  231.6
   Finished products .................................       567.7        665.0
                                                          --------     --------
                                                             778.8        896.6
Excess of FIFO cost over LIFO inventory value ........       (31.0)       (40.9)
                                                          --------     --------
                                                          $  747.8     $  855.7
                                                          ========     ========

     The cost of United States inventories stated under the LIFO method was approximately 42% and 44% of the value of total inventories at December 31, 1996 and 1995, respectively.

NOTE 6: PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

                                                             1996          1995
                                                         --------      --------
Property, plant, and equipment at cost:
Land and improvements ........................           $   67.2      $   69.4
Buildings ....................................              341.6         360.7
Machinery and equipment ......................            1,473.3       1,342.1
                                                         --------      --------
                                                          1,882.1       1,772.2
Less accumulated depreciation ................              976.3         905.4
                                                         --------      --------
                                                         $  905.8      $  866.8
                                                         ========      ========

NOTE 7:  GOODWILL
Goodwill at the end of each year, in millions of dollars, was as follows:

                                                             1996          1995
                                                         --------      --------
Goodwill .....................................           $2,571.5      $2,635.0
Less accumulated amortization ................              559.3         493.0
                                                         --------      --------
                                                         $2,012.2      $2,142.0
                                                         ========      ========

NOTE 8:  OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:

                                                             1996          1995
                                                          --------      -------
Salaries and wages ...............................        $   77.6     $   91.8
Employee benefits ................................            54.8         66.2
Trade discounts and allowances ...................            98.3         79.8
Restructuring costs ..............................            37.7           --
All other ........................................           567.5        505.2
                                                          --------      -------
                                                          $  835.9      $ 743.0
                                                          ========      ========

     All other at December 31, 1996 and 1995, consisted primarily of accruals for insurance, warranty costs, advertising, interest, and income and other taxes.


NOTE 9:  SHORT-TERM BORROWINGS
Short-term borrowings in the amounts of $120.9 million and $242.7 million at December 31, 1996 and 1995, respectively, primarily consisted of borrowings by subsidiaries located outside the United States under the terms of uncommitted lines of credit or other short-term borrowing arrangements. Short-term borrowings at December 31, 1996, also included $115.0 million of borrowings under the Corporation's unsecured revolving credit facility, as more fully described in Note 10. Short-term borrowings at December 31, 1995, also included $150.0 million of competitive-bid rate loans under the Corporation's former unsecured revolving credit facility, as more fully described in Note 10, and $206.5 million of unsecured money market loans. The weighted average interest rate on short-term borrowings outstanding at December 31, 1996 and 1995, was 6.9% and 6.2%, respectively.
     Under the terms of uncommitted lines of credit at December 31, 1996, certain subsidiaries outside the United States may borrow up to an additional $427.2 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

NOTE 10:  LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

                                                              1996         1995
                                                          --------     --------
Revolving credit facility expiring 2001 ..........        $  285.9     $     --
Revolving credit facility expiring 1997 ..........              --        436.8
7.50% notes due 2003 .............................           440.7        500.0
6.625% notes due 2000 ............................           250.0        250.0
7.0% notes due 2006 ..............................           207.6        250.0
Medium Term Notes due through 2002 ...............           221.5        236.8
Other loans due through 2006 .....................            64.2         78.9
Less current maturities of long-term debt ........           (54.1)       (48.0)
                                                          --------     --------
                                                         $ 1,415.8    $ 1,704.5
                                                         =========    =========

     In 1996, the Corporation replaced its former unsecured revolving credit facility (the Former Credit Facility), which was scheduled to expire in 1997, with a new unsecured revolving credit facility (the Credit Facility). Under the Credit Facility, which consists of two individual facilities, the Corporation may borrow up to $1.0 billion. The amount available for borrowing under the Credit Facility at December 31, 1996, was $599.1 million.
     Borrowing options under the Credit Facility are at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow by means of competitive-bid rate loans under the Credit Facility. Competitive-bid rate loans are made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The Credit Facility provides that the facility fee also will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and financial covenants requiring the Corporation to maintain a specified leverage ratio and to achieve certain cash flow to fixed expense coverage ratios. As of December 31, 1996, the Corporation was in compliance with all terms and conditions of the Credit Facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility over the next 12 months. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.
     Under the Former Credit Facility, the interest rate margin over LIBOR declined as the Corporation's leverage ratio improved. At December 31, 1994, borrowings under the Former Credit Facility were at LIBOR plus .4375%, declined to LIBOR plus .325% effective January 1, 1995, and declined to LIBOR plus .25% effective January 1, 1996. In addition to interest payable on the principal amount of indebtedness outstanding under the Former Credit Facility, the Corporation was required to pay an annual facility fee to each bank equal to
 .175% of the amount of the bank's commitment as of December 31, 1994 and 1995.
     In 1995, the Corporation recognized a $30.9 million extraordinary loss as a result of the early redemption of the 9.25% sinking fund debentures of its subsidiary Emhart Corporation. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus premiums and costs associated with the redemption, net of income tax benefits of $2.6 million. The Corporation financed Emhart's redemption of the sinking fund debentures through internally generated cash and proceeds from the sale during 1995 of portions of the discontinued PRC segment.
     During 1994, the Corporation filed a shelf registration statement to issue up to $500.0 million of debt securities, which may consist of debentures, notes, or other unsecured evidences of indebtedness (the Medium Term Notes). As of December 31, 1996, $221.5 million aggregate principal amount of the Medium Term Notes, issued under this shelf registration statement, were outstanding. Of that amount, $179.5 million bear interest at fixed rates ranging from 7.22% to 8.95%, while the remainder bear interest at variable rates. At December 31, 1996, those variable rates ranged from 6.00% to 6.33%.
     Indebtedness of subsidiaries in the aggregate principal amounts of $586.5 million and $759.1 million were included in the Consolidated Balance Sheet at December 31, 1996 and 1995, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
     Principal payments on long-term debt obligations due over the next five years are as follows: $54.1 million in 1997, $61.9 million in 1998, $59.3 million in 1999, $253.9 million in 2000, and $342.4 million in 2001. Interest payments on all indebtedness were $170.7 million in 1996, $209.0 million in 1995, and $184.9 million in 1994.

NOTE 11:  DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 14 countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates.
CREDIT EXPOSURE: The Corporation is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Corporation monitors the creditworthiness of the counterparties and presently does not expect default by any of the counterparties. The Corporation does not obtain collateral in connection with its derivative financial instruments.
     The credit exposure that results from interest rate and foreign exchange contracts is represented by the fair value of contracts with a positive fair value as of the reporting date, as indicated below. Some derivatives are not subject to credit exposures. The fair value of all financial instruments is summarized in Note 12.
INTEREST RATE RISK MANAGEMENT: The Corporation manages its interest rate risk, primarily through the use of interest rate swap and cap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. The Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs and then, based upon its assessment of the future interest rate environment, may convert such debt from fixed to variable or from variable to fixed interest rates through the use of interest rate derivatives. Similarly, the Corporation may, at times, seek to limit the effects of rising interest rates on its variable rate debt through the use of interest rate caps.
     The amounts exchanged by the counterparties to interest rate swap and cap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps and caps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments. The notional amounts of interest rate derivatives at the end of each year, in millions of dollars, were as follows:

                                                              1996         1995
--------------------------------------------------------------------------------
Interest rate swaps:
   Fixed to variable rates .......................        $  700.0     $  700.0
   Variable to fixed rates .......................           400.0        450.0
   Rate basis swaps ..............................           100.0        150.0
   U.S. rates to foreign rates ...................           325.0        175.0
Interest rate caps purchased .....................           150.0        150.0
--------------------------------------------------------------------------------

     The Corporation's portfolio of interest rate swap instruments as of December 31, 1996, included $700.0 million notional amounts of fixed to variable rate swaps with a weighted average fixed rate receipt of 6.04%. The basis of the variable rates paid is LIBOR. The maturities of these swaps, by notional amounts, are as follows: $100.0 million in 1998, $150.0 million in 2000, $50.0 million in 2001, and the balance in the years 2003 through 2004. A total of $300.0 million of these swaps, maturing in 2003, contain provisions that permit the counterparties to terminate the swaps, without penalty, beginning in 1998.
     As of December 31, 1996, the portfolio also included $400.0 million notional amounts of variable to fixed rate swaps with a weighted average fixed rate payment of 6.72%. The basis of the variable rates received is LIBOR. Of these swaps to fixed rates, $150.0 million mature in 1997 and the balance mature in 1998.
     As of December 31, 1996, the portfolio also contained $100.0 million notional amounts of rate basis swaps, which swap to the higher of a specified weighted average fixed rate payment of 6.26% or a weighted average variable rate payment of LIBOR minus 1.55%. The basis of the variable rates received is LIBOR. Rates received under these rate basis swaps are generally reset every three months. Of these rate basis swaps, $50.0 million mature in 1997, and the balance mature in 1998. At December 31, 1996, payments under these swaps were based on the weighted average fixed rate payment provisions of the swap agreements.
     The remainder of the interest rate swap portfolio as of December 31, 1996, consisted of $325.0 million notional amounts of interest rate swaps that swap from United States dollars into foreign currencies. Of that amount, $150.0 million had been swapped from fixed rate United States dollars (with a weighted average fixed rate of 6.77%) into fixed rate Japanese yen (with a weighted average fixed rate of 2.92%). Of the $150.0 million notional amounts swapped into Japanese yen, $50.0 million mature in 1997, and the balance mature in 1999. A total of $25.0 million notional amounts of interest rate swaps maturing in 1997 had been swapped from variable rate United States dollars (with the variable rate based on LIBOR) into fixed rate Swiss francs (with a weighted average fixed rate of 5.17%). A total of $100.0 million notional amounts of interest rate swaps maturing in 1999 had been swapped from fixed rate United States dollars (with a weighted average fixed rate of 6.64%) into fixed rate deutsche marks (with a weighted average fixed rate of 4.73%). Interest rate swaps totaling $50.0 million notional amount swapped from fixed rate United States dollars (with a weighted average fixed rate of 6.77%) into fixed rate Dutch guilders (with a weighted average fixed rate of 4.58%); these swaps mature in 1999.
     As of December 31, 1996, the Corporation also had $150.0 million notional amounts of interest rate caps that mature in 1997 and have cap rates of 7.0%. For a total of $100.0 million notional amounts of the interest rate caps, the cap rates increase from 7.0% to 9.0% for any period in which LIBOR exceeds 9.0%.
     The Corporation's credit exposure on its interest rate derivatives as of December 31, 1996 and 1995, was $.1 million and $3.5 million, respectively. Gross deferred gains and losses on the early termination of interest rate swaps as of December 31, 1996 and 1995, were not significant.
FOREIGN CURRENCY MANAGEMENT: The Corporation enters into various foreign currency contracts in managing its foreign exchange risks. The contractual amounts of foreign currency derivative financial instruments (principally, forward exchange contracts and options) generally are exchanged by the counterparties.
     In order to limit the volatility of reported equity, the Corporation historically has hedged a portion of its net investment in subsidiaries located outside the United States, where practicable, except for those subsidiaries operating in highly inflationary economies. This has been accomplished through the use of foreign currency forward contracts, foreign currency swaps, and purchased foreign currency options with little or no intrinsic value at the inception of the options. Beginning in 1995, the Corporation decided to limit the future hedging of its net investment in foreign subsidiaries.
     Through its foreign currency hedging activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates. Management responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The Corporation hedges its foreign currency transaction and firm sales commitment exposures, as well as certain forecasted transactions, based on management's judgment, generally through purchased options with little or no intrinsic value at the inception of the options and, for transaction and firm sales commitment exposures, the use of forward exchange contracts. Some of the contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. The Corporation utilizes some natural hedges to mitigate its transaction and commitment exposures. Deferred gains and losses on hedged firm sales commitments are recognized when the related sales occur. Deferred gains on options that hedge forecasted transactions, generally related to inventory purchases, are recognized in cost of sales when the related inventory is sold or when a hedged purchase is no longer expected to occur.
     The following table summarizes the contractual amounts of the Corporation's forward exchange contracts as of December 31, 1996 and 1995, in millions of dollars, including details by major currency as of December 31, 1996. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

As of December 31, 1996                                    Buy             Sell
--------------------------------------------------------------------------------
United States dollar ....................             $  962.3        $  (561.4)
Pound sterling ..........................                251.7            (65.3)
Deutsche mark ...........................                 54.3           (266.7)
Dutch guilder ...........................                 22.3            (85.1)
Japanese yen ............................                 34.1           (165.1)
French franc ............................                 60.2            (76.1)
Canadian dollar .........................                204.8           (204.0)
Italian lira ............................                 21.8           (101.4)
Swiss franc .............................                 47.1            (64.2)
Other ...................................                 95.4           (157.9)
--------------------------------------------------------------------------------
Total ...................................             $1,754.0        $(1,747.2)
================================================================================
As of December 31, 1995
--------------------------------------------------------------------------------
Total ...................................             $2,305.8        $(2,322.2)
================================================================================

     The contractual amounts of the Corporation's purchased currency options to buy currencies, predominantly the pound sterling, and to sell various currencies were $328.5 million and $309.1 million, respectively, at December 31, 1996. The contractual amounts of purchased currency options to buy currencies, predominantly the United States dollar, and to sell various currencies were $25.1 million and $25.6 million, respectively, at December 31, 1995.
     The Corporation's credit exposure on its foreign currency derivatives as of December 31, 1996 and 1995, was $62.4 million and $28.9 million, respectively.
     Gross deferred realized gains and losses on hedges of firm commitments and forecasted transactions were not significant at December 31, 1996 and 1995. Substantially all of the amounts deferred at December 31, 1996, are expected to be recognized in earnings during 1997, when the gains or losses on the underlying transactions also will be recognized.

NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.
     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
o Cash and cash equivalents, trade receivables, certain other current assets, short-term borrowings, and current maturities of long-term debt: The amounts reported in the Consolidated Balance Sheet approximate fair value.
o Long-term debt: Publicly traded debt is valued based on quoted market values. The amount reported in the Consolidated Balance Sheet for other long-term debt approximates fair value, since such debt was primarily variable rate debt.
o Interest  rate  hedges:  The fair value of  interest  rate  hedges,  including interest rate swaps and caps, reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date, thereby taking into account unrealized gains and losses of open contracts as of the reporting date.
o Foreign currency contracts: The fair value of forward exchange contracts and options is estimated using prices established by financial institutions for comparable instruments.
     The following table sets forth the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying amounts approximate fair values, in millions of dollars:

Assets (Liabilities)                                     Carrying          Fair
As of December 31, 1996                                    Amount         Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt ..............................        $(1,415.8)    $(1,437.5)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets ....................................               --            .1
     Liabilities ...............................               --         (21.8)
   Foreign currency
     Assets ....................................             39.7          62.4
     Liabilities ...............................            (21.1)        (19.6)
--------------------------------------------------------------------------------
As of December 31, 1995
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt ..............................        $(1,704.5)    $(1,779.9)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets ....................................              2.6           3.5
     Liabilities ...............................              (.5)        (16.4)
   Foreign currency
     Assets ....................................             12.6          28.9
     Liabilities ...............................            (32.6)        (46.3)
--------------------------------------------------------------------------------

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

NOTE 13:  INCOME TAXES
Earnings   (losses)  from   continuing   operations   before  income  taxes  and
extraordinary item, for each year, in millions of dollars, were as follows:

                                             1996           1995           1994
                                         --------       --------       --------
United States ....................       $  121.0       $   83.5       $  (16.6)
Other countries ..................           81.7          142.0          165.2
                                         --------       --------       --------

                                         $  202.7       $  225.5       $  148.6
                                         ========       ========       ========

     Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:

                                                 1996        1995          1994
                                              -------      -------      -------
Current:
   United States ........................     $   4.0      $  20.2      $   4.7
   Other countries ......................        34.5         33.5         43.7
   Withholding on remittances
     from other countries ...............         2.1          1.4          1.4
                                              -------      -------      -------
                                                 40.6         55.1         49.8
                                              -------      -------      -------
Deferred:
   United States ........................       (10.6)       (50.2)        12.0
   Other countries ......................        13.5          4.1         (3.1)
                                              -------      -------      -------
                                                  2.9        (46.1)         8.9
                                              -------      -------      -------
                                              $  43.5      $   9.0      $  58.7
                                              =======      =======      =======

     During 1996, 1995, and 1994, the Corporation utilized United States tax loss carryforwards and capital loss carryforwards obtained in a prior business combination. The effect of utilizing these carryforwards was to recognize deferred income tax expense and to reduce goodwill by $19.0 million in 1996, $21.0 million in 1995, and $15.5 million in 1994.
     In 1995, income tax benefits of $2.6 million were recorded in connection with the extraordinary loss on extinguishment of debt. Income tax expense recorded directly as an adjustment to equity as a result of hedging activities in 1996, 1995, and 1994 was not significant.
     Income tax payments were $40.8 million in 1996, $56.3 million in 1995, and $44.5 million in 1994.
     Deferred tax assets (liabilities) at the end of each year, in millions of dollars, were composed of the following:

                                                             1996          1995
                                                         --------      --------
Deferred tax liabilities:
   Fixed assets ....................................     $  (47.0)     $  (45.8)
   Postretirement benefits .........................        (39.1)        (32.5)
   Other ...........................................        (27.7)         (8.8)
                                                         --------      --------
Gross deferred tax liabilities .....................       (113.8)        (87.1)
                                                         --------      --------
Deferred tax assets:
   Tax loss carryforwards ..........................         98.5         115.9
   Tax credit and capital loss
     carryforwards .................................         72.2          58.0
   Net assets of discontinued operations ...........           --          40.0
   Other ...........................................        124.2         128.0
                                                         --------      --------
Gross deferred tax assets ..........................        294.9         341.9
                                                         --------      --------
Deferred tax asset valuation allowance .............       (111.5)       (187.7)
                                                         --------      --------
Net deferred tax assets ............................     $   69.6      $   67.1
                                                         ========      ========

     Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other accrued liabilities, deferred income taxes, and, for 1995, net assets of discontinued operations.
     During the year ended December 31, 1996, the deferred tax asset valuation allowance decreased by $76.2 million. Included in the decrease was $10.6 million that resulted from the reversal of a portion of the deferred tax asset valuation allowance based on the projections of estimable taxable earnings in the United States. The remaining decrease was due to the utilization of domestic tax loss carryforwards, offset by increased tax losses generated by foreign operations.
     During the year ended December 31, 1995, the deferred tax asset valuation allowance decreased by $113.5 million. Included in the decrease was $109.0 million that resulted from the reversal of a portion of the deferred tax asset valuation allowance based on the projection of estimable taxable earnings in the United States, including the effect of the then-pending sale of PRC Inc. The remaining decrease was due to the utilization of domestic tax loss carryforwards, offset by increased tax losses generated by foreign operations.
     Tax basis carryforwards at December 31, 1996, consisted of net operating losses expiring from 1997 to 2012 and other tax credits expiring from 1998 to 2009.
     At December 31, 1996, unremitted earnings of subsidiaries outside the United States were approximately $1.4 billion, on which no United States taxes have been provided, except that deferred withholding taxes have been provided on approximately $300.0 million of such unremitted earnings. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any United States taxes and offset any foreign withholding taxes not previously provided.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:

                                                       1996      1995      1994
                                                    -------   -------   -------
Income taxes at federal statutory rate ...........  $  70.9   $  78.9   $  52.0
Lower effective taxes on earnings
   in other countries ............................    (10.3)    (16.5)    (18.7)
Effect of net operating loss carryforwards .......    (52.3)    (19.4)     (2.7)
Effect of reduction in deferred tax asset
   valuation  allowance due to projection
   of estimable earnings in the United
   States, including, for 1995, the
   effect of the then-pending sale of
   PRC Inc. ......................................    (10.6)    (65.0)       --
Withholding on remittances from other
   countries .....................................     21.1       1.4       1.4
Amortization and write-off of goodwill ...........     23.6      24.6      24.5
Other-net ........................................      1.1       5.0       2.2
                                                    -------   -------   -------

Income taxes .....................................  $  43.5   $   9.0   $  58.7
                                                    =======   =======   =======


NOTE 14:  POSTRETIREMENT BENEFITS
Net pension cost (credit) for all domestic defined benefit plans included the following components for each year, in millions of dollars:

                                                  1996         1995        1994
                                               -------      -------     -------
Service cost ..............................    $  16.5      $  11.3     $  14.0
Interest cost on projected
   benefit obligation .....................       48.8         47.9        45.6
Actual return on assets ...................      (62.0)      (108.2)      (20.8)
Net amortization and deferral .............       (5.8)        39.3       (38.2)
                                               -------      -------     -------
Net pension cost (credit) .................    $  (2.5)     $  (9.7)    $    .6
                                               =======      =======     =======

     The funded status of the domestic defined benefit plans at the end of each year, in millions of dollars, was as follows:

                                                            1996           1995
                                                        --------       --------
Actuarial present value of benefit obligations:
   Vested benefit ...................................   $  569.8       $  585.2
                                                        ========       ========
   Accumulated benefit ..............................   $  589.4       $  611.5
                                                        ========       ========
   Projected benefit ................................   $  631.0       $  653.0
Plan assets at fair value ...........................      796.2          750.6
                                                        --------       --------
Plan assets in excess of projected benefit
  obligation ........................................      165.2           97.6
Unrecognized net loss ...............................       66.2          129.3
Unrecognized prior service cost .....................        5.3            5.6
Unrecognized net asset at date of adoption,
  net of amortization ...............................       (3.1)          (4.2)
                                                        --------       --------
Net pension asset recognized in the
  Consolidated Balance Sheet ........................   $  233.6       $  228.3
                                                        ========       ========
Discount rates ......................................        8.0%          7.75%
Salary scales .......................................    5.0-6.0%       5.0-6.0%
Expected return on plan assets ......................       10.5%          10.5%
                                                        --------       --------
     Net pension expense (credit) for defined benefit pension plans outside the United States was $.9 million in 1996, $.8 million in 1995, and $(2.0) million in 1994. The net pension asset recognized in the Consolidated Balance Sheet for those plans outside the United States where assets exceeded accumulated benefits was $119.3 million and $102.0 million at December 31, 1996 and 1995, respectively. Liabilities of these plans were discounted at rates ranging from 4.0% to 8.5% in 1996 and from 4.5% to 9.0% in 1995, and expected returns on assets of these plans ranged from 5.5% to 10.0% in 1996 and from 5.5% to 10.5% in 1995. The net pension liability recognized in the Consolidated Balance Sheet for those plans outside the United States where accumulated benefits exceeded assets was $71.0 million and $71.7 million at December 31, 1996 and 1995, respectively. Liabilities of these predominantly unfunded plans were discounted at rates ranging from 7.0% to 8.0% in 1996 and from 7.0% to 7.75% in 1995.
     Assets of domestic plans and plans outside the United States consist principally of investments in equity securities, debt securities, and cash equivalents.
     The expected returns on plan assets during 1994 for defined benefit plans were 10.5% for plans in the United States and ranged from 5.5% to 12.0% for funded plans outside the United States.
     Expense for defined contribution plans amounted to $11.3 million, $11.6 million, and $8.3 million in 1996, 1995, and 1994, respectively.
     The Corporation has several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical and dental plans are contributory and include certain cost-sharing features, such as deductibles and co-payments.
     Net periodic postretirement benefit expense included the following components, in millions of dollars:

                                                 1996         1995         1994
                                              -------      -------      -------
Service expense .........................     $   1.2      $   1.6      $   1.8
Interest expense ........................        11.6         14.0         12.9
Net amortization ........................        (8.8)        (7.0)        (8.0)
                                              -------      -------      -------
Net periodic postretirement
   benefit expense ......................     $   4.0      $   8.6      $   6.7
                                              =======      =======      =======

     The reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the Consolidated Balance Sheet at the end of each year, in millions of dollars, was as follows:

                                                            1996           1995
                                                          -------       -------
Accumulated postretirement
   benefit obligation:
     Retirees ......................................      $ 114.0       $ 129.0
     Fully eligible active
       participants ................................         14.9          15.7
     Other active participants .....................         13.5          13.5
                                                          -------       -------
     Total .........................................        142.4         158.2
                                                          -------       -------
Unrecognized prior service cost ....................         53.9          59.7
Unrecognized net loss ..............................         36.5          22.3
                                                          -------       -------
Net postretirement benefit liability
   recognized in the Consolidated
   Balance Sheet ...................................      $ 232.8       $ 240.2
                                                          =======       =======

     The health care cost trend rate used to determine the postretirement benefit obligation was 9.77% for 1996 and 9.72% for 1997, decreases gradually to an ultimate rate of 5.25% in 2001, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The effect of a 1% annual increase in these assumed health care cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1996, by approximately $10.4 million. The effect of a 1% increase on the aggregate of the service and interest cost components of net periodic postretirement benefit cost is immaterial. An assumed discount rate of 8.0% was used to measure the accumulated postretirement benefit obligation in 1996 compared to 7.75% used in 1995.

NOTE 15:  STOCKHOLDERS' EQUITY
(Dollars in Millions Except Per Share Amounts)

                                                                                                                Equity
                             Outstanding                 Outstanding              Capital in    Retained    Adjustment
                               Preferred                      Common        Par    Excess of    Earnings          From
                                  Shares       Amount         Shares      Value    Par Value    (Deficit)  Translation
                             ------------     -------    -----------     ------   ----------    --------   -----------
Balance at December 31, 1993     150,000     $  150.0     83,845,194     $ 41.9    $ 1,034.8    $  (57.5)     $ (120.3)
Net earnings                          --           --             --         --           --       127.4            --
Cash dividends:
   Common ($.40 per share)            --           --             --         --           --       (33.7)           --
   Preferred                          --           --             --         --           --       (11.6)           --
Common stock issued under
   employee benefit plans             --           --        843,609         .4         14.3          --            --
Valuation changes, less net
   effect of hedging activities       --           --             --         --           --          --          23.7
                                  -------     -------     ----------     ------    ---------    --------      --------
Balance at December 31, 1994      150,000       150.0     84,688,803       42.3      1,049.1        24.6         (96.6)
Net earnings                           --          --             --         --           --       224.0            --
Cash dividends:
   Common ($.40 per share)             --          --             --         --           --       (34.4)           --
   Preferred                           --          --             --         --           --       (11.6)           --
Common stock issued under
   employee benefit plans              --          --      1,758,785         .9         35.4          --            --
Valuation changes, less net
   effect of hedging activities        --          --             --         --           --          --          39.5
                                  -------     -------     ----------     ------    ---------     -------      --------
Balance at December 31, 1995      150,000       150.0     86,447,588       43.2      1,084.5       202.6         (57.1)
Net earnings                           --          --             --         --           --       229.6            --
Cash dividends:
   Common ($.48 per share)             --          --             --         --           --       (42.9)           --
   Preferred                           --          --             --         --           --        (9.1)           --
Conversion of preferred shares
   into common shares            (150,000)     (150.0)     6,350,000        3.2        146.8          --            --
Common stock issued under
   employee benefit plans              --          --      1,451,219         .7         30.4          --            --
Valuation changes, less net
   effect of hedging activities        --          --             --         --           --          --            .5
                                  -------     -------     ----------     ------    ---------    --------      --------
Balance at December 31, 1996           --     $    --     94,248,807     $ 47.1    $ 1,261.7    $  380.2      $  (56.6)
                                  =======     =======     ==========     ======    =========    ========      ========

     The Corporation has one class of $.50 par value common stock with 150,000,000 authorized shares. The Corporation has authorized 5,000,000 shares of preferred stock without par value, of which 1,500,000 shares have been designated as Series A Junior Participating Preferred Stock (Series A) and 150,000 shares have been designated as Series B Cumulative Convertible Preferred Stock (Series B).
     Under terms established upon the original sale of the Series B stock, the Corporation had the option, after September 1996, to require the conversion of the shares of Series B stock into shares of common stock under certain circumstances. In accordance with the terms of the Series B stock, each share of Series B stock was convertible into 42-1/3 shares of common stock and was entitled to 42-1/3 votes on matters submitted generally to the stockholders of the Corporation. The conversion rate and the number of votes per share were subject to adjustment under certain circumstances pursuant to anti-dilution provisions. On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of common stock in exchange for all previously outstanding shares of Series B stock.
     In connection with the original sale of the Series B stock, the Corporation and the purchaser of Series B stock entered into a standstill agreement that included, among other things, provisions limiting the purchaser's ownership and voting of shares of the Corporation's capital stock, provisions limiting actions by the purchaser with respect to the Corporation, and provisions generally restricting the purchaser's equity interest to 15%. The standstill agreement, which expires in September 2001, continues to apply to the shares of common stock issued upon conversion of the Series B stock.
     Prior to the conversion in 1996, holders of Series B stock were entitled to dividends, payable quarterly, at an annual rate of $77.50 per share.

NOTE 16:  STOCK-BASED COMPENSATION
The Corporation has elected to follow APBO No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that are not appropriate for the valuation of stock-based compensation arrangements provided to employees. Further, the dilutive effects of stock-based compensation arrangements are reflected in the Corporation's computation of earnings per share.
     APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 would require recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
     Under the Corporation's various stock option plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 1996, 5,520,518 non-qualified stock options were outstanding under domestic plans. There were 131,961 stock options outstanding under the United Kingdom plan.
     Under all plans, there were 1,680,335 shares of common stock reserved for future grants as of December 31, 1996. Transactions are summarized as follows:

                                                                       Weighted
                                                                        Average
                                                  Stock Options        Exercise
                                                    Outstanding           Price
                                                  -------------      ----------
December 31, 1995 .................................   5,788,688       $   24.18
Granted ...........................................   1,410,050           33.92
Exercised .........................................   1,115,328           18.01
Forfeited .........................................     430,931           26.26
                                                      ---------       ---------
December 31, 1996 .................................   5,652,479       $   24.12
                                                      =========       =========

Shares exercisable at December 31, 1996 ...........   3,424,497       $   19.05
                                                      ---------       ---------

                                                  Stock Options     Price Range
                                                  -------------     -----------
Shares exercised during the year
   ended December 31, 1995........................    1,165,152     $9.88-25.25
                                                      ---------     -----------
Shares exercised during the year
   ended December 31, 1994........................      343,702      9.88-21.63
                                                      ---------     -----------

     Exercise prices for options outstanding as of December 31, 1996, ranged from $9.88 to $41.00. The following table sets forth certain information with respect to those stock options outstanding at December 31, 1996:

                                                                       Weighted
                                                         Weighted       Average
                                           Stock          Average     Remaining
Range of                                 Options         Exercise   Contractual
Exercise Prices                      Outstanding            Price          Life
---------------                      -----------        ---------   -----------
Under $15.00 ...................         853,527        $   12.46           4.1
$15.00-$22.49 ..................       2,348,269            20.21           4.6
$22.50-$33.74 ..................       1,483,283            28.11           9.2
Over $33.75 ....................         967,400            37.76           9.3
                                       ---------        ---------           ---
                                       5,652,479        $   24.12           6.5
                                       =========        =========           ===

     The following table sets forth certain information with respect to those stock options exercisable at December 31, 1996:

                                                     Stock             Weighted
Range of                                           Options              Average
Exercise Prices                                Exercisable       Exercise Price
---------------                                -------------     --------------
Under $15.00 ..........................            853,527            $   12.46
$15.00-$22.49 .........................          2,222,898                20.20
$22.50-$33.74 .........................            230,847                24.06
Over $33.75 ...........................            117,225                35.40
                                                 ---------            ---------
                                                 3,424,497            $   19.05
                                                 =========            =========

     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1995 and thereafter, including, if materially different from reported results, disclosure of the Corporation's pro forma net income and earnings per share had compensation expense relating to 1996 and 1995 grants been measured under the fair value recognition provisions of SFAS No. 123.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Corporation's stock-based compensation arrangements have characteristics significantly different from those of traded options, and changes in the subjective input assumptions used in valuation models can materially affect the fair value estimate. Therefore, the Corporation is of the opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based compensation.
     The weighted-average fair value at date of grant for options granted during 1996 and 1995 was $10.30 and $9.85, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                          1996             1995
--------------------------------------------------------------------------------
Expected life in years .......................            5.9              5.7
Interest rate ................................            6.25%            5.79%
Volatility ...................................            22.2%            22.3%
Dividend yield ...............................            1.43%            1.41%
--------------------------------------------------------------------------------

     The Corporation's pro forma information for 1996 and 1995, prepared in accordance with the provisions of SFAS No. 123, is set forth below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following pro forma information is not representative of the pro forma effect of the fair value provisions of SFAS No. 123 on the Corporation's net income in future years because pro forma compensation expense related to grants made prior to 1995 may not be taken into consideration:

(Dollars in Millions Except Per Share Amounts)            1996             1995
--------------------------------------------------------------------------------
Pro forma net income .............................     $ 227.5          $ 223.2
Pro forma  earnings  per  share:
  Primary ........................................     $  2.39          $  2.41
  Assuming full dilution .........................     $  2.36          $  2.36
--------------------------------------------------------------------------------

NOTE 17:  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
The Corporation operates in two business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products, including fastening and assembly systems and glass container-forming and inspection equipment.
     Sales, operating income, capital expenditures, and depreciation set forth in the following table exclude the results of the discontinued PRC segment. Corporate assets included in corporate and eliminations were $366.0 million at December 31, 1996, $688.1 million at December 31, 1995, and $575.4 million at December 31, 1994, and principally consist of cash and cash equivalents, other current assets, property, other sundry assets, and, for 1995 and 1994, net assets of the discontinued PRC segment. The remainder of corporate and eliminations includes certain pension credits and amounts to eliminate intercompany items, including accounts receivable and payable and intercompany profit in inventory.

BUSINESS SEGMENTS
(Millions of Dollars)
                                                      Consumer &   Commercial &
                                                Home Improvement     Industrial      Corporate &
1996                                                    Products       Products     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                        $ 4,212.0      $   702.4       $       --         $4,914.4
Operating income                                           273.0           75.7              8.2            356.9
Operating income excluding restructuring costs
   and goodwill amortization                               410.6           95.7              8.2            514.5
Identifiable assets                                      5,002.5        1,382.0         (1,231.0)         5,153.5
Capital expenditures                                       177.5           17.3              1.5            196.3
Depreciation                                               128.6           16.0              2.8            147.4

1995
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                        $ 4,075.6       $  690.5       $       --         $4,766.1
Operating income                                           348.5           74.8              2.8            426.1
Operating income excluding goodwill amortization           399.8           91.9              2.8            494.5
Identifiable assets                                      4,929.2        1,382.8           (766.7)         5,545.3
Capital expenditures                                       184.1           15.7              3.3            203.1
Depreciation                                               115.9           15.4              4.6            135.9

1994
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                        $ 3,773.8       $  591.4       $       --         $4,365.2
Operating income                                           293.7           52.6              5.6            351.9
Operating income excluding goodwill amortization           350.6           68.7              5.6            424.9
Identifiable assets                                      4,686.2        1,390.0           (811.9)         5,264.3
Capital expenditures                                       166.5           12.4              2.6            181.5
Depreciation                                               101.5           13.9              4.0            119.4
-----------------------------------------------------------------------------------------------------------------

GEOGRAPHIC AREAS
(Millions of Dollars)
                                                     United                                 Corporate &
1996                                                 States         Europe         Other   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                   $ 2,726.1      $ 1,466.8      $  721.5     $       --       $4,914.4
Sales and transfers between geographic areas          246.6          176.4         256.0         (679.0)            --
----------------------------------------------------------------------------------------------------------------------
Total sales                                       $ 2,972.7      $ 1,643.2      $  977.5     $   (679.0)      $4,914.4
======================================================================================================================
Operating income                                  $   282.3      $    67.5      $   (1.1)    $      8.2       $  356.9
Operating income excluding restructuring costs    $   317.4      $   117.2      $    5.4     $      8.2       $  448.2
Identifiable assets                               $ 3,258.5      $ 2,375.9      $  783.6     $ (1,264.5)      $5,153.5
----------------------------------------------------------------------------------------------------------------------
1995
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                   $ 2,551.2      $ 1,503.6      $  711.3     $       --       $4,766.1
Sales and transfers between geographic areas          287.8          165.0         206.0         (658.8)            --
----------------------------------------------------------------------------------------------------------------------
Total sales                                       $ 2,839.0      $ 1,668.6      $  917.3     $   (658.8)      $4,766.1
======================================================================================================================
Operating income                                  $   300.2      $    96.0      $   27.1     $      2.8       $  426.1
Identifiable assets                               $ 3,216.6      $ 2,488.4      $  763.9     $   (923.6)      $5,545.3
----------------------------------------------------------------------------------------------------------------------
1994
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                   $ 2,409.3      $ 1,279.3      $  676.6     $       --       $4,365.2
Sales and transfers between geographic areas          234.9          147.6         213.7         (596.2)            --
----------------------------------------------------------------------------------------------------------------------
Total sales                                       $ 2,644.2      $ 1,426.9      $  890.3     $   (596.2)      $4,365.2
======================================================================================================================
Operating income                                  $   217.0      $   114.6      $   14.7     $      5.6       $  351.9
Identifiable assets                               $ 3,200.0      $ 2,305.9      $  670.8     $   (912.4)      $5,264.3
----------------------------------------------------------------------------------------------------------------------

     In 1996, restructuring costs in the amount of $87.7 million were charged to the Consumer and Home Improvement Products segment and $3.6 million were charged to the Commercial and Industrial Products segment.
     In the Geographic Areas table, United States includes all domestic operations and several intercompany manufacturing facilities outside the United States that manufacture products predominantly for sale in the United States. Other includes subsidiaries located in Canada, Latin America, Australia, and the Far East.
     Transfers between geographic areas are accounted for at cost plus a reasonable profit. Transfers between business segments are not significant. Identifiable assets are those assets identified with the operations in each area or segment, including goodwill.

NOTE 18:  OTHER EXPENSE
Other expense for 1996, 1995, and 1994 primarily included the costs associated with the sale of receivables program.

NOTE 19:  LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense charged to earnings from continuing operations for 1996, 1995, and 1994 amounted to $71.2 million, $68.0 million, and $64.9 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 1996, in millions of dollars, were as follows:

1997 ...........................................................       $   48.7
1998 ...........................................................           41.1
1999 ...........................................................           30.6
2000 ...........................................................           22.0
2001 ...........................................................           17.5
Thereafter .....................................................           50.2
                                                                       --------
Total ..........................................................       $  210.1
                                                                       ========

NOTE 20:  LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     Insurance recoveries for environmental and certain general liability claims are not recognized until realized. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
     As of December 31, 1996, the Corporation had no known probable but inestimable exposures that could have a material effect on the Corporation.

NOTE 21: QUARTERLY RESULTS (UNAUDITED)
(Millions of Dollars Except Per Share Data)

Year Ended December 31, 1996                       First Quarter      Second Quarter       Third Quarter     Fourth Quarter
---------------------------------------------------------------------------------------------------------------------------
Sales                                                   $1,065.0            $1,207.9           $1,186.7            $1,454.8
Gross margin                                               394.9               426.0              429.2               507.7
Earnings (loss) from continuing operations                 (32.4)               45.3               55.7                90.6
Earnings from discontinued operations                       70.4                  --                 --                  --
Net earnings                                                38.0                45.3               55.7                90.6
---------------------------------------------------------------------------------------------------------------------------
Net earnings per common and common equivalent share:
   Primary:
     Earnings (loss) from continuing operations         $   (.40)           $    .47           $    .59            $   .94
     Earnings from discontinued operations                   .79                  --                 --                 --
--------------------------------------------------------------------------------------------------------------------------
     Primary earnings per share                         $    .39            $    .47           $    .59            $   .94
--------------------------------------------------------------------------------------------------------------------------
   Assuming full dilution:
     Earnings (loss) from continuing operations         $   (.40)           $    .47           $    .58            $   .94
     Earnings from discontinued operations                   .79                  --                 --                 --
--------------------------------------------------------------------------------------------------------------------------
     Fully diluted earnings per share                   $    .39            $    .47           $    .58            $   .94
==========================================================================================================================

Year Ended December 31, 1995
--------------------------------------------------------------------------------------------------------------------------
Sales                                                   $1,021.4            $1,135.4           $1,168.9           $1,440.4
Gross margin                                               378.9               419.2              424.1              527.2
Earnings from continuing operations                         19.1                28.1               32.3              137.0
Earnings from discontinued operations                        6.6                 6.7               11.2               13.9
Earnings before extraordinary item                          25.7                34.8               43.5              150.9
Extraordinary loss from extinguishment of debt                --                  --                 --              (30.9)
Net earnings                                                25.7                34.8               43.5              120.0
--------------------------------------------------------------------------------------------------------------------------
Net earnings per common and common equivalent share:
   Primary:
     Earnings from continuing operations                $    .19            $    .29           $    .33           $   1.51
     Earnings from discontinued operations                   .08                 .08                .13                .16
     Extraordinary loss                                       --                  --                 --               (.35)
--------------------------------------------------------------------------------------------------------------------------
     Primary earnings per share                         $    .27            $    .37           $    .46           $   1.32
--------------------------------------------------------------------------------------------------------------------------
   Assuming full dilution:
     Earnings from continuing operations                $    .19                 .29           $    .34           $   1.43
     Earnings from discontinued operations                   .08                 .08                .12                .15
     Extraordinary loss                                       --                  --                 --               (.32)
--------------------------------------------------------------------------------------------------------------------------
     Fully diluted earnings per share                   $    .27            $    .37           $    .46           $   1.26
==========================================================================================================================

     Earnings from discontinued operations of $70.4 million, net of applicable income taxes of $55.6 million, in the first quarter of 1996 primarily consisted of the gain on the sale of PRC Inc., the remaining business in the discontinued PRC segment.
     Results for the first quarter of 1996 included a restructuring charge of $81.6 million ($67.0 million net of tax). An additional restructuring charge of $9.7 million ($7.8 million net of tax) was recognized in the fourth quarter of 1996.
     Results for the quarter ended December 31, 1996, included a tax benefit of $10.6 million ($.11 per share both on a primary and a fully diluted basis) related to the reduction of the deferred tax asset valuation allowance. Due to a change in the mix between foreign and domestic earnings during the fourth quarter of 1996, the Corporation's effective tax rate, exclusive of the tax benefits of the restructuring charge and the reduction of deferred tax asset valuation allowance described above, was 24% for the year ended December 31, 1996, compared to 27% for each of the first three quarters in 1996. Consequently, results for the quarter ended December 31, 1996, included a tax benefit of $5.6 million ($.06 per share both on a primary and a fully diluted basis) reflective of the cumulative year-to-date adjustment of the effective tax rate.
     The extraordinary loss recognized in the fourth quarter of 1995 resulted from the early extinguishment of debt. Results for the quarter ended December 31, 1995, included a tax benefit of $65.0 million ($.73 per share on a primary basis and $.68 per share on a fully diluted basis) related to the reduction of the deferred tax asset valuation allowance.
     Earnings per common and common equivalent share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not necessarily be equal to the full year earnings per share amounts due to stock transactions which occurred during 1996 and 1995 and, with respect to fully diluted earnings per share for periods prior to October 1996, whether the assumed conversion of preferred shares was dilutive or anti-dilutive during each quarter.

REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have  audited the  accompanying  consolidated  balance  sheets of The Black &
Decker Corporation as of December 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  ERNST & YOUNG LLP
Baltimore, Maryland
January 24, 1997

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.



                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997, under the captions "Election of Directors" and "Board of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
     Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11.        EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997, under the captions "Voting Securities" and "Security Ownership of Management" and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997, under the caption "Executive Compensation" and is incorporated herein by reference.





                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K

(a)      LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES,
         AND EXHIBITS

         (1)  List of Financial Statements
              The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

                 Consolidated  Statement of Earnings - years  ended December 31,
                     1996, 1995, and 1994.

                 Consolidated Balance Sheet - December 31, 1996 and 1995.

                 Consolidated Statement of Cash Flows - years ended December 31,
                     1996, 1995, and 1994.

                 Notes to Consolidated Financial Statements.

                 Report of Independent Auditors.


         (2)  List of Financial Statement Schedules
              The following financial statement schedules of the Corporation and its subsidiaries are included herein.

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

              3(b) By-Laws of the Corporation, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, is incorporated herein by reference.

              4(a) Indenture dated as of March 24, 1993, by and between the Corporation and Security Trust Company, National Association, included in the Corporation's Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

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

              4(e) Indenture dated as of September 9, 1994, by and between the Corporation and Marine Midland Bank, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

              4(f) Credit Agreement dated as of April 23, 1996, among the Corporation, Black & Decker Holdings Inc. and Black & Decker, as Initial Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank International plc, as Facility Agent, and Citibank International plc and Midland Bank plc, as Co-Arrangers, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

              4(g) Credit Agreement dated as of April 23, 1996, among the Corporation, Black & Decker Holdings Inc., Black & Decker, Black & Decker Inter-national Holdings, B.V., Black & Decker G.m.b.H, Black & Decker (France) S.A.S., Black & Decker (Nederland) B.V. and Emhart Glass S.A., as Initial Borrowers, and the initial Lenders named therein, as Initial Lenders, and Credit Suisse, as Administrative Agent, and Citibank, N.A., as Documentation Agent, and NationsBank, N.A., as Syndication Agent, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

              The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

              10(a) The Black & Decker Corporation Deferred Compen-sation Plan For Non-Employee Directors, as amended, included in the Corporation's Quar-terly Report on Form 10-Q for the quarter ended October 2, 1994, is incorporated herein by reference.

              10(b) The Black & Decker 1986 Stock Option Plan, as amended.

              10(c) The Black & Decker 1986 U.K. Approved Option Scheme, as amended, included in the Corpora-tion's Registration Statement on Form S-8 (Reg. No. 33-47651), filed with the Commis-sion on May 5, 1992, is incorporated herein by reference.

              10(d) The Black & Decker 1989 Stock Option Plan, as amended.

              10(e) The Black & Decker 1992 Stock Option Plan, as amended.

              10(f) The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended.

              10(g) The Black & Decker 1996 Stock Option Plan, as amended.

              10(h) The Black & Decker Performance Equity Plan, as amended.

              10(i) The Black & Decker Executive Annual Incentive Plan, included in the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

              10(j) The Black & Decker Management Annual Incentive Plan, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

              10(k) Amended and Restated Employment Agreement, dated as of November 1, 1995, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

              10(l) Letter Agreement, dated February 1, 1975, by and between the Corporation and Alonzo G. Decker, Jr., included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

              10(m) The Black & Decker Supplemental Pension Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

              10(n)(1) The Black & Decker Executive Deferred Compensa-tion Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

              10(n)(2) Amendment to The Black & Decker Executive Deferred Compensation Plan dated as of July 17, 1996, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

              10(o) The Black & Decker Supplemental Retirement Savings Plan, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-65013), filed with the Commission on December 14, 1995, is incorporated herein by reference.

              10(p) The Black & Decker Supplemental Executive Retirement Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incor-porated herein by reference.

              10(q) The Black & Decker Executive Life Insurance Program, as amended, included in the Corpo-ration's Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

              10(r) The Black & Decker Executive Salary Continuance Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 12, 1995, is incorporated herein by reference.

              10(s) Description of the Corporation's policy and procedure for relocation of existing employees (individual transfers), included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

              10(t) Description of the Corporation's policy and procedures for relocation of new employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

              10(u) Form of Amendment and Restatement of Severance Benefits Agreement by and between the Corpora-tion and approximately 18 of its key employees.

              10(v) Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Nolan D. Archibald.

              10(w)              Amendment and Restatement of Severance Benefits
                                 Agreement,  dated January  1,  1997,   by   and
                                 between the Corporation and Joseph Galli.

              10(x)              Amendment and Restatement of Severance Benefits
                                 Agreement,   dated  January 1,  1997,   by  and
                                 between the Corporation and Charles E. Fenton.

              10(y)              Amendment and Restatement of Severance Benefits
                                 Agreement,  dated  January 1,  1997,   by   and
                                 between the Corporation and Dennis G. Heiner.

              10(z)              Amendment and Restatement of Severance Benefits
                                 Agreement,  dated  January 1,  1997,   by   and
                                 between the Corporation and Thomas M. Schoewe.

              10(aa) Letter Agreement dated as of August 13, 1991, by and between the Corporation and Newell Co., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

              10(bb) Standstill Agreement dated as of September 24, 1991, between the Corporation and Newell Co., included in the Corporation's Current Report on Form 8-K dated September 25, 1991, is incor-porated herein by reference.

              10(cc) Distribution Agreement dated September 9, 1994, by and between the Corporation, Lehman Brothers Inc., Citicorp Securities, Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, NationsBanc Capital Markets, Inc. and Salomon Brothers Inc., included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

              10(dd) Stock Purchase Agreement dated as of December 13, 1995, by and among the Corporation, PRC Investments Inc., PRC Inc. and Litton Industries, Inc., included in the Corpora-tion's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

              10(ee)(1)          The Black & Decker 1996 Employee Stock Purchase
                                 Plan,   included   in   the   definitive  Proxy
                                 Statement  for  the  1996  Annual  Meeting   of
                                 Stockholders of the Corporation  dated March 1,
                                 1996, is incorporated herein by reference.

              10(ee)(2)          Amendment  to  The Black & Decker 1996 Employee
                                 Stock Purchase Plan, as adopted on February 12,
                                 1997.

              11                 Computation of Earnings Per Share.

              12                 Computation of Ratios.

              21                 List of Subsidiaries.

              23                 Consent of Independent Auditors.

              24                 Powers of Attorney.

              27                 Financial Data Schedule.

              All other items are "not applicable" or "none"


(b)      REPORTS ON FORM 8-K
         The Corporation did not file any reports on Form 8-K during the twelve month period ended December 31, 1996.

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


(d)      FINANCIAL STATEMENT SCHEDULES
         The Financial Statement Schedule required by Regulation S-X is filed herewith.


           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                              (Millions of Dollars)


                                          Balance        Additions                             Other
                                               At         Charged                            Changes             Balance
                                        Beginning        to Costs                                Add              At End
Description                             of Period     and Expenses          Deductions        (Deduct)         of Period
-----------                             ---------     ------------          ----------       --------          ---------

Year Ended December 31, 1996
----------------------------
Reserve for doubtful accounts
     and cash discounts..............       $ 43.1          $ 58.1           $ 56.7(A)         $ (.5)(B)           $ 44.0
                                            ======          ======           ======            =====               ======


Year Ended December 31, 1995
----------------------------
Reserve for doubtful accounts
     and cash discounts..............       $ 38.2          $ 56.6           $ 52.9(A)         $ 1.2(B)            $ 43.1
                                            ======          ======           ======            =====               ======



Year Ended December 31, 1994
----------------------------
Reserve for doubtful accounts
     and cash discounts.............        $ 36.6          $ 41.8           $ 41.7(A)         $ 1.5(B)            $ 38.2
                                            ======          ======           ======            =====               ======




 (A) Accounts written off during the year and cash discounts taken by customers.

 (B) Primarily includes currency translation adjustments.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE BLACK & DECKER CORPORATION

Date:    February 24, 1997          By      /s/ NOLAN D. ARCHIBALD
                                            -------------------------
                                            Nolan D. Archibald
                                            Chairman, President, and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                           Title                      Date
     ---------                           -----                      ----

Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                         February 24, 1997
----------------------------                                   -----------------
Nolan D. Archibald               Chairman, President, and
                                 Chief Executive Officer

Principal Financial Officer

/s/ THOMAS M. SCHOEWE                                          February 24, 1997
---------------------------                                    -----------------
Thomas M. Schoewe               Senior Vice President and
                                Chief Financial Officer

Principal Accounting Officer

/s/ STEPHEN F. REEVES                                          February 24, 1997
---------------------------                                    -----------------
Stephen F. Reeves              Vice President and
                               Controller

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

     Nolan D. Archibald                          Anthony Luiso
     Barbara L. Bowles                           Lawrence R. Pugh
     Malcolm Candlish                            Mark H. Willes
     Alonzo G. Decker, Jr.                       M. Cabell Woodward, Jr.


/s/ NOLAN D. ARCHIBALD                                  Date:  February 24, 1997
---------------------------
Nolan D. Archibald
Attorney-in-Fact