Form 10-Q
period 1997-03-30
BLACK & DECKER CORP
filed 1997-05-14
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                    March 30, 1997
                                       or
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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)
--------------------------------------------------------------------------------
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

The  number  of  shares  of  Common  Stock  outstanding  as of March  30,  1997:
94,416,964

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                                 March 30, 1997





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited)
   For the Three Months Ended March 30, 1997 and March 31, 1996................3


Consolidated Balance Sheet
   March 30, 1997 (Unaudited) and December 31, 1996............................4


Consolidated Statement of Cash Flows (Unaudited)
   For the Three Months Ended March 30, 1997 and March 31, 1996................5


Notes to Consolidated Financial Statements (Unaudited).........................6


Management's Discussion and Analysis of Financial Condition and
   Results of Operations.......................................................9


PART II - OTHER INFORMATION...................................................15


SIGNATURES....................................................................18

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

                                                                                        Three Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                                March 30, 1997     March 31, 1996
-------------------------------------------------------------------------------------------------------------------
Sales                                                                              $   1,015.0         $  1,065.0
   Cost of goods sold                                                                    650.5              670.1
   Selling, general, and administrative expenses                                         291.2              306.2
   Restructuring costs                                                                      -                81.6
-------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          73.3                7.1
   Interest expense (net of interest income)                                              30.6               37.9
   Other expense                                                                           2.3                3.4
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing Operations Before
   Income Taxes                                                                           40.4              (34.2)
   Income taxes (benefit)                                                                 14.1               (1.8)
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing Operations                                                26.3              (32.4)
Earnings from discontinued operations (net of income taxes
   of $55.6 for 1996)                                                                       -                70.4
-------------------------------------------------------------------------------------------------------------------
Net Earnings                                                                       $      26.3         $     38.0
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common Shares                                           $      26.3         $     35.1
===================================================================================================================

Net Earnings Per Common and Common Equivalent Share:
-------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings (loss) from continuing operations                                      $      .27          $     (.40)
   Earnings from discontinued operations                                                    -                 .79
-------------------------------------------------------------------------------------------------------------------
   Primary Earnings Per Share                                                      $      .27          $      .39
===================================================================================================================
Shares Used in Computing Primary Earnings Per Share
   (in Millions)                                                                         96.2                89.1
===================================================================================================================
Assuming Full Dilution:
   Earnings (loss) from continuing operations                                      $      .27          $     (.40)
   Earnings from discontinued operations                                                    -                 .79
-------------------------------------------------------------------------------------------------------------------
   Fully Diluted Earnings Per Share                                                $      .27          $      .39
===================================================================================================================
Shares Used in Computing Fully Diluted Earnings Per
   Share (in Millions)                                                                   96.2                89.5
===================================================================================================================

Dividends Per Common Share                                                         $      .12          $      .12
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars Except Per Share Amount)

-------------------------------------------------------------------------------------------------------------------
                                                                         March 30, 1997
                                                                            (Unaudited)         December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $       119.6              $      141.8
Trade receivables                                                                 655.7                     672.4
Inventories                                                                       842.4                     747.8
Other current assets                                                              186.4                     242.2
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         1,804.1                   1,804.2
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                                    875.5                     905.8
Goodwill                                                                        1,940.8                   2,012.2
Other Assets                                                                      506.4                     431.3
-------------------------------------------------------------------------------------------------------------------
                                                                          $     5,126.8              $    5,153.5
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                     $       147.4              $      235.9
Current maturities of long-term debt                                               52.1                      54.1
Trade accounts payable                                                            333.5                     380.7
Other accrued liabilities                                                         800.4                     835.9
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,333.4                   1,506.6
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,652.0                   1,415.8
Deferred Income Taxes                                                              77.1                      67.5
Postretirement Benefits                                                           304.4                     310.3
Other Long-Term Liabilities                                                       151.5                     220.9
Stockholders' Equity
Common stock, par value $.50 per share
   (outstanding: March 30, 1997--94,416,964 shares;
   December 31, 1996--94,248,807 shares)                                           47.2                      47.1
Capital in excess of par value                                                  1,266.5                   1,261.7
Retained earnings                                                                 395.2                     380.2
Equity adjustment from translation                                               (100.5)                    (56.6)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                   1,608.4                   1,632.4
-------------------------------------------------------------------------------------------------------------------
                                                                          $     5,126.8              $    5,153.5
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

                                                                                        Three Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                                                March 30, 1997      March 31, 1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                       $      26.3          $     38.0
Adjustments to reconcile net earnings to cash flow from
   operating activities of continuing operations:
   Non-cash charges and credits:
     Restructuring charges                                                                  -                 81.6
     Depreciation and amortization                                                        54.7                52.9
     Other                                                                                (2.7)                2.1
   Earnings of discontinued operations                                                      -                (70.4)
   Changes in selected working capital items:
     Trade receivables                                                                    49.2                87.5
     Inventories                                                                        (120.3)              (69.2)
     Trade accounts payable                                                              (36.4)               (8.8)
   Other assets and liabilities                                                          (42.5)             (115.6)
   Net decrease in receivables sold                                                      (59.0)              (56.0)
-------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations                         (130.7)              (57.9)
   Cash flow from operating activities of discontinued operations                           -                (10.1)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                                  (130.7)              (68.0)
-------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from partial sale of discontinued operations                                       -                415.0
Proceeds from disposal of assets                                                           2.6                18.0
Capital expenditures                                                                     (40.2)              (40.5)
Cash inflow from hedging activities                                                       15.0               155.6
Cash outflow from hedging activities                                                     (14.4)             (156.5)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                                   (37.0)              391.6
-------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                                (167.7)              323.6
Financing Activities
Net decrease in short-term borrowings                                                    (56.6)             (362.0)
Proceeds from long-term debt (including revolving credit facility)                       400.0                24.7
Payments on long-term debt (including revolving credit facility)                        (183.6)               (5.6)
Issuance of common stock                                                                   1.1                13.8
Cash dividends                                                                           (11.3)              (13.4)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                                   149.6              (342.5)
Effect of exchange rate changes on cash                                                   (4.1)                (.2)
-------------------------------------------------------------------------------------------------------------------
Decrease In Cash And Cash Equivalents                                                    (22.2)              (19.1)
Cash and cash equivalents at beginning of period                                         141.8               131.6
-------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                         $     119.6          $    112.5
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1997.
     Operating results for the three-month period ended March 30, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2: SALE OF RECEIVABLES
At March 30, 1997, under its sale of receivables program, the Corporation had sold $153.0 million of receivables compared to $212.0 million at December 31, 1996. The discount on sale of receivables is included in "Other expense."

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                                        March 30, 1997          December 31, 1996
-------------------------------------------------------------------------------------------------------------------
FIFO Cost
   Raw materials and work-in-process                                           $ 227.9                    $ 211.1
   Finished products                                                             645.6                      567.7
-------------------------------------------------------------------------------------------------------------------
                                                                                 873.5                      778.8
Excess of FIFO cost over LIFO inventory value                                    (31.1)                     (31.0)
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 842.4                    $ 747.8
===================================================================================================================

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                        March 30, 1997          December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                    $  2,516.1                  $ 2,571.5
Less accumulated amortization                                                    575.3                      559.3
-------------------------------------------------------------------------------------------------------------------
                                                                            $  1,940.8                  $ 2,012.2
===================================================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $710.1 million and $586.5 million were included in the Consolidated Balance Sheet at March 30, 1997 and December 31, 1996, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                                                                    Three Months Ended
                                                                        March 30, 1997              March 31, 1996
-------------------------------------------------------------------------------------------------------------------
Interest expense                                                               $  33.3                    $  39.9
Interest (income)                                                                 (2.7)                      (2.0)
-------------------------------------------------------------------------------------------------------------------
                                                                               $  30.6                    $  37.9
===================================================================================================================

NOTE 7: DISCONTINUED OPERATIONS
As more fully described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1996, on February 16, 1996, the Corporation completed the previously announced sale of PRC Inc., the remaining business in the discontinued information technology and services (PRC) segment, for $425.0 million to Litton Industries, Inc. Earnings from discontinued operations of $70.4 million for the three months ended March 31, 1996, consist primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. Revenues and operating income of PRC Inc. for the period from January 1, 1996 through February 15, 1996, were not significant. The terms of the sale of PRC Inc. provide for an adjustment to the sales price, expected to be finalized later in 1997, based upon the changes in the net assets of PRC Inc. through February 15, 1996.

NOTE 8: RESTRUCTURING
During the three months ended March 31, 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $81.6 million. As more fully described in Note 3 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Restructuring included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation modified portions of the initial restructuring plan later in 1996 as a result of changed business conditions and the insight of new management in certain businesses. The net effect of these modifications was to increase the total restructuring charge recognized in 1996 to $91.3 million.

NOTE 9: NET EARNINGS PER COMMON SHARE
Primary earnings per common and common equivalent share are computed by dividing net earnings, after deducting, for the quarter ended March 31, 1996, preferred stock dividends, by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. As more fully described in Note 15 of Notes to

Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation exercised its conversion option in respect of all of the issued and outstanding shares of Series B Cumulative Convertible Preferred Stock in October 1996, and in connection therewith issued 6,350,000 shares of common stock in exchange for the existing Series B Cumulative Convertible Preferred Stock.
     Fully diluted earnings per share are computed by dividing net earnings, after deducting, for the quarter ended March 31, 1996, preferred stock dividends, by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. For the three months ended March 31, 1996, conversion of the preferred shares would have been anti-dilutive and, therefore, was not considered in the computation of fully diluted earnings per share.
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS No. 128, the dilutive effect of stock options will be excluded from the calculation of primary earnings per share (known as "basic earnings per share" in the new standard). Under SFAS No. 128, the calculation of fully diluted earnings per share (known as "diluted earnings per share" in the new standard) uses income from continuing operations--before the effect of discontinued operations, extraordinary items, and the cumulative effect of accounting changes--as the benchmark to determine whether securities are dilutive. Under the existing standard, net earnings is used as the benchmark to determine whether securities are dilutive.
     The following table sets forth the Corporation's pro forma earnings per share, calculated in accordance with SFAS No. 128.

                                                                                    Three Months Ended
                                                                         March 30, 1997             March 31, 1996
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
     Earnings (loss) from continuing operations                               $ .28                     $ (.41)
     Earnings from discontinued operations                                        -                        .81
-------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                                                 $ .28                     $  .40
===================================================================================================================

Diluted earnings per share:
     Earnings (loss) from continuing operations                               $ .27                     $ (.41)
     Earnings from discontinued operations                                        -                        .81
-------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                                               $ .27                     $  .40
===================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Corporation reported net earnings of $26.3 million or $.27 per share on a fully diluted basis for the three-month period ended March 30, 1997, compared to net earnings of $38.0 million or $.39 per share on a fully diluted basis for the three-month period ended March 31, 1996. Net earnings for the quarter ended March 31, 1996, included a gain of $70.4 million or $.79 per share on a fully diluted basis from the sale of PRC Inc., part of the Corporation's discontinued information technology and services segment, partially offset by a restructuring charge of $81.6 million ($67.0 million after tax) or $.75 per share on a fully diluted basis. Excluding both the gain on sale and the restructuring charge, net earnings for the quarter ended March 31, 1996, would have been $34.6 million or $.35 per share on a fully diluted basis.
    The decline in net earnings, excluding the gain on sale of PRC Inc. and the restructuring charge, from the first quarter of 1996 to the first quarter of 1997 was due to a number of factors. The primary factors were the sharply lower sales of the Corporation's SnakeLight(R) flexible flashlight and a higher effective tax rate, partially offset by reduced interest expense as a result of lower borrowing levels.


CONTINUING OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended March 30, 1997 and March 31, 1996.

              ANALYSIS OF CHANGES IN SALES OF CONTINUING OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                            For the Three Months Ended
(Dollars in Millions)                                             March 30, 1997                  March 31, 1996
-------------------------------------------------------------------------------------------------------------------
Total sales                                                           $  1,015.0                      $  1,065.0
Unit volume                                                                   (2)%                             4%
Price                                                                          - %                             -%
Currency                                                                      (3)%                             -%
-------------------------------------------------------------------------------------------------------------------
Change in total sales                                                         (5)%                             4%
===================================================================================================================

    The Corporation operates in two business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products
(Commercial), including fastening and assembly systems and glass container-forming and inspection equipment.

    The following chart sets forth an analysis of the change in sales of continuing operations for the three months ended March 30, 1997, compared to the three months ended March 31, 1996, by geographic area for each business segment.

              ANALYSIS OF CHANGES IN SALES OF CONTINUING OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 30, 1997

-------------------------------------------------------------------------------------------------------------------
                                      United
(Dollars in Millions)                 States               Europe                Other                 Total
-------------------------------------------------------------------------------------------------------------------

Consumer
   Total Sales                     $   462.1           $    269.6          $     111.6           $     843.3
   Unit volume                            (6)%                 (1)%                  1 %                  (3)%
   Price                                   - %                  - %                  - %                   - %
   Currency                                - %                 (6)%                  - %                  (2)%
-------------------------------------------------------------------------------------------------------------------
                                          (6)%                 (7)%                  1 %                  (5)%
-------------------------------------------------------------------------------------------------------------------

Commercial
   Total Sales                     $    80.4           $     63.6          $      27.7           $     171.7
   Unit volume                            23 %                 (4)%                (17)%                   3 %
   Price                                  (1)%                  1 %                  - %                   - %
   Currency                                - %                 (7)%                 (8)%                  (4)%
-------------------------------------------------------------------------------------------------------------------
                                          22 %                (10)%                (25)%                  (1)%
-------------------------------------------------------------------------------------------------------------------

Consolidated
   Total Sales                     $   542.5           $    333.2          $     139.3           $   1,015.0
   Unit volume                            (2)%                 (1)%                 (3)%                  (2)%
   Price                                  (1)%                  - %                  - %                   - %
   Currency                                - %                 (6)%                 (2)%                  (3)%
-------------------------------------------------------------------------------------------------------------------
   Change in Total Sales                  (3)%                 (7)%                 (5)%                  (5)%
===================================================================================================================

     Unit volume decreased 2% for the three-month period ended March 30, 1997, from the prior year's level. The negative effects of a stronger United States dollar compared to most major foreign currencies caused a 3% decrease in the Corporation's consolidated sales from the prior year's level for the quarter ended March 30, 1997. Pricing actions had minimal effect on sales for the three-month period ended March 30, 1997, compared to the corresponding period in 1996.
    Unit volume in the Consumer segment for the three months ended March 30, 1997, declined by 3% compared to last year.

    Sales in the Corporation's Consumer businesses in the United States decreased by 6% for the three-month period ended March 30, 1997, from the 1996 level. Excluding the significant sales decline experienced by the Corporation's household products business in the first quarter of 1997, sales in the Corporation's other domestic Consumer businesses for the three months ended March 30, 1997, met or exceeded the prior year's level. Sales in the domestic power tools and accessories business for the quarter ended March 30, 1997, increased at a mid-single digit rate over the corresponding quarter in 1996. The domestic power tools and accessories business benefited from the continued strength of the DEWALT(R) professional power tools and accessories line, spurred by the recent introduction of the 18 Volt Extreme CordlessTM system, but that benefit was partially offset by weakness in sales of outdoor products and consumer power tools and accessories in the first quarter of 1997. Sales in the domestic security hardware business during the quarter ended March 30, 1997, slightly exceeded the prior year's level while sales in the domestic plumbing products business were essentially flat.
     While the significant sales decline experienced in the domestic household products business during the first quarter of 1997 compared to the corresponding quarter in 1996 resulted primarily from sharply lower sales of the SnakeLight flexible flashlight, sales decreases also were experienced in most other product categories with the exception of cleaning products, where sales increased on the strength of the ScumBusterTM cordless submersible tub and tile scrubber, which was introduced in the latter part of 1996.
     Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Consumer businesses in Europe declined by 1% for the three months ended March 30, 1997, from the corresponding period in 1996. Increased sales of consumer and professional power tools and accessories and outdoor lawn and garden tools in Europe during the first quarter of 1997 as compared to the prior year's level were not sufficient to offset declines in sales of security hardware, household products, and product service during the quarter.
     Sales of the Corporation's Consumer businesses in Other geographic areas for the first quarter of 1997 increased by 1% over the first quarter of 1996. The net effect of changes in foreign exchange rates did not have a significant impact on the sales of those businesses during the three months ended March 30, 1997. Increased sales by Consumer businesses in certain countries, in particular Canada and Brazil, were substantially offset by sales declines by Consumer businesses in other countries, in particular Australia.
    Excluding the negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses increased by 3% during the three months ended March 30, 1997, over the corresponding period in 1996. This improvement was driven by good sales growth in the Corporation's fastening and assembly systems business while sales in the glass container-forming and inspection equipment business modestly exceeded the prior year's level.

EARNINGS
Operating income for the three months ended March 30, 1997, was $73.3 million compared to $7.1 million for the corresponding period in 1996. Excluding the effects of the $81.6 million restructuring charge recognized in the first quarter of 1996, operating income for the first quarter of 1997 decreased 17% from $88.7 million for the first quarter of 1996 to $73.3 million for the first quarter of 1997. Operating income as a percentage of sales, excluding the restructuring charge recognized in the first quarter of 1996, was 7.2% for the three-month period ended March 30, 1997, compared to 8.3% for the corresponding period in 1996. This decline in operating income as a percentage of sales was experienced in the Corporation's power tools and accessories, plumbing products, security hardware, and glass container-forming and inspection businesses and, most significantly, in the Corporation's household products business.
     Gross margin as a percentage of sales was 35.9% and 37.1% for the three-month periods ended March 30, 1997 and March 31, 1996, respectively. The decline in gross margin during the first quarter of 1997 was a result of the sales decline during the quarter, particularly with respect to the Corporation's higher margin SnakeLight product, and competitive pressures which continued to constrain pricing.
    Selling, general, and administrative expenses as a percentage of total sales for the three-month period ended March 30, 1997, were 28.7% compared to 28.8% for the comparable period in 1996 as the benefits of the Corporation's cost reduction initiatives offset the unfavorable effects of lower sales volumes on fixed and semi-fixed costs.
    Net interest expense (interest expense less interest income) for the three-month period ended March 30, 1997, was $30.6 million as compared to $37.9 million for the three-month period ended March 31, 1996. The lower level of net interest expense was primarily the result of reduced debt levels in the first quarter of 1997 as compared to the first quarter of 1996.
    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the quarter ended March 30, 1997, the Corporation decreased its portfolio through the scheduled maturities of interest rate caps with an aggregate notional principal amount of $100.0 million and variable to fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. Deferred gains and losses on the early termination of interest rate swaps as of March 30, 1997, were not significant. An increase in variable-rate borrowings during the quarter ended March 30, 1997, coupled with the changes in the Corporation's interest rate hedge portfolio described above, had the effect of increasing the Corporation's variable rate debt to total debt ratio from 35% at December 31, 1996, to 52% at March 30, 1997.
     Other expense for the three-month periods ended March 30, 1997 and March 31, 1996, primarily includes the discount on the sale of receivables.
    An income tax benefit of $1.8 million was recognized on the Corporation's pre-tax loss from continuing operations of $34.2 million for the three months ended March 31, 1996. Excluding the income tax benefit of $14.6 million recognized on the restructuring charge of $81.6 million recognized in the quarter ended March 31, 1996, the Corporation's reported tax rate on its continuing operations for the first quarter of 1996 would have been 27% compared to a tax rate of 35% in the first quarter of 1997. This increase in the effective tax rate in 1997 resulted from the fact that, by the end of 1996, the Corporation had fully recognized the benefit of domestic deferred tax assets, exclusive of foreign tax credits, for financial reporting purposes. The benefit of the previously unrecognized deferred tax assets had lowered the domestic portion of tax expense for 1996 as well as for a number of prior years.


DISCONTINUED OPERATIONS
On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment. Proceeds of $425.0 million, less cash selling expenses of $10.0 million paid in the first quarter of 1996, were used to reduce indebtedness during the quarter ended March 31, 1996. Earnings from discontinued operation of $70.4 million ($.73 per share on a fully diluted basis) for the quarter ended March 31, 1996, primarily consist of the gain on sale of PRC Inc., net of applicable income taxes of $55.6 million. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant. Operating results, net assets, and cash flows of the discontinued PRC segment have been segregated in the accompanying Consolidated Financial Statements.


FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables used cash of $71.7 million for the three months ended March 30, 1997, compared to $1.9 million of cash used for the corresponding period in 1996. This increased cash usage was principally the result of changes in working capital. Increased cash generation during 1996 resulted in the Corporation reducing its working capital at December 31, 1996, to a lower level than at the 1995 year end. The increase in working capital at March 30, 1997, from the lower base at December 31, 1996, was, as a result, higher than the increase in working capital at March 31, 1996, from the higher base at December 31, 1995.
     In addition, cash spending during the first quarter of 1997 in the amount of $5.7 million reduced the restructuring reserve from $37.7 million at December 31, 1996, to $32.0 million at March 30, 1997. The Corporation anticipates that the remaining restructuring reserve at March 30, 1997, will be substantially spent in 1997.
     Investing activities for the three months ended March 30, 1997, used cash of $37.0 million compared to $23.4 million of cash used in the corresponding period in 1996, exclusive of the $415.0 million of net proceeds from the sale of PRC Inc. received in the first quarter of 1996. Higher cash usage in the first quarter of 1997 compared to the prior year's level primarily resulted from a reduced level of asset disposals in the first quarter of 1997.
     Financing activities generated cash of $149.6 million for the three months ended March 30, 1997, compared to cash generated of $72.5 million in the first three months of 1996, exclusive of the $415.0 million in debt repayments which occurred in the first quarter of 1996 upon receipt of the net proceeds from the sale of PRC Inc. The increased cash generated from financing activities in the first quarter of 1997 over the corresponding quarter in 1996 was principally the result of a larger increase in borrowings to fund working capital requirements at March 30, 1997, over the 1996 year-end level versus the increase at March 31, 1996, over the 1995 year-end level, exclusive of the impact of debt repayments related to the receipt of the PRC Inc. sales proceeds. Average debt maturity was
4.5 years at both March 30, 1997 and December 31, 1996.

     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, issuances of equity, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the three months ended March 30, 1997, the Corporation experienced negative free cash flow of $110.0 million compared to negative free cash flow of $46.2 million for the corresponding period in 1996. This $63.8 million decrease in free cash flow during the first three months of 1997 from the 1996 level was primarily the result of reduced cash flows from operating activities.


FORWARD  LOOKING   STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including but not limited to: market acceptance of the significant new products scheduled for introduction over the balance of the year; the level of sales generated from these new products relative to expectation, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to achieve scheduled new product introduction timetables; unforeseen competitive pressures or other difficulty in penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing reorganization actions in progress or contemplated; and the continuation of modest economic growth in the United States and gradual improvement of the economic environment in Europe. The Corporation's ability to realize the anticipated benefits during 1997 of the existing restructuring program also could be affected by those factors identified in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
    The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
    As of March 30, 1997, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

     Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Stockholders was held on April 22, 1997, for the election of directors and to ratify the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1997. A total of 81,663,684 of the 94,390,399 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                                                Number of Shares
                                           Number of Shares         AUTHORITY
         Directors                            VOTED FOR              WITHHELD
--------------------------------------------------------------------------------

         Nolan D. Archibald                   81,195,805             467,879
         Alonzo G. Decker, Jr.                81,195,761             467,923
         Norman R. Augustine                  81,211,579             452,105
         Barbara L. Bowles                    81,175,174             488,510
         Malcolm Candlish                     81,192,354             471,330
         Anthony Luiso                        81,186,690             476,994
         Lawrence R. Pugh                     81,201,680             462,004
         Mark H. Willes                       81,208,499             455,185
         M. Cabell Woodward, Jr.              81,205,602             458,082

     (2) Ratified the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1997 by an affirmative vote of 81,250,897; votes against ratification were 148,862; and abstentions were 263,925.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

     10(a) The Black & Decker 1986 Stock Option Plan, as amended.

     10(b) The Black & Decker 1989 Stock Option Plan, as amended.

     10(c) The Black & Decker 1992 Stock Option Plan, as amended.

     10(d) The Black & Decker Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended.

     10(e) The Black & Decker 1996 Stock Option Plan, as amended.

     11                    Computation of Earnings Per Share.

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

The Corporation did not file any reports on Form 8-K during the three-month period ended March 30, 1997.

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




Date: May 14, 1997