Form 10-Q
period 1997-06-29
BLACK & DECKER CORP
filed 1997-08-07
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                    June 29, 1997
                                       or
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

The number of shares of Common Stock outstanding as of June 29, 1997:
94,502,742

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                                  June 29, 1997





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited) For the Three
   Months and Six Months Ended June 29, 1997 and June 30, 1996 ................3


Consolidated Balance Sheet
   June 29, 1997 (Unaudited) and December 31, 1996 ............................4


Consolidated Statement of Cash Flows (Unaudited)
   For the Six Months Ended June 29, 1997 and June 30, 1996 ...................5


Notes to Consolidated Financial Statements (Unaudited) ........................6


Management's Discussion and Analysis of Financial Condition and
   Results of Operations .....................................................10


PART II - OTHER INFORMATION ..................................................18


SIGNATURES ...................................................................20

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(In Millions Except Per Share Amounts)

-------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                    Six Months Ended
                                                 June 29, 1997  June 30, 1996          June 29, 1997  June 30, 1996
-------------------------------------------------------------------------------------------------------------------
Sales                                                 $1,182.2       $1,207.9               $2,197.2      $2,272.9
   Cost of goods sold                                    761.8          781.9                1,412.3       1,452.0
   Selling, general, and administrative expenses         316.1          322.2                  607.3         628.4
   Restructuring costs                                       -              -                      -          81.6
-------------------------------------------------------------------------------------------------------------------
Operating Income                                         104.3          103.8                  177.6         110.9
   Interest expense (net of interest income)              30.6           35.9                   61.2          73.8
   Other expense                                           3.6            5.8                    5.9           9.2
-------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations
   Before Income Taxes                                    70.1           62.1                  110.5          27.9
   Income taxes                                           24.6           16.8                   38.7          15.0
-------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                       45.5           45.3                   71.8          12.9
   Earnings from discontinued operations (net
      of income taxes)                                       -              -                      -          70.4
-------------------------------------------------------------------------------------------------------------------
Net Earnings                                          $   45.5       $   45.3               $   71.8      $   83.3
===================================================================================================================



-------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common
   Shares                                             $   45.5       $   42.4               $   71.8      $   77.5
===================================================================================================================

Net Earnings Per Common and Common
   Equivalent Share:
-------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings from continuing operations                $    .47       $    .47               $    .75      $    .08
   Earnings from discontinued operations                     -              -                      -           .78
-------------------------------------------------------------------------------------------------------------------
   Primary Earnings Per Share                         $    .47       $    .47               $    .75      $    .86
===================================================================================================================
Shares Used in Computing Primary Earnings
   Per Share (in Millions)                                96.3           90.1                   96.2          89.7
===================================================================================================================
Assuming Full Dilution:
   Earnings from continuing operations                $    .47       $    .47               $    .74      $    .08
   Earnings from discontinued operations                     -              -                      -           .78
-------------------------------------------------------------------------------------------------------------------
   Fully Diluted Earnings Per Share                   $    .47       $    .47               $    .74      $    .86
===================================================================================================================
Shares Used in Computing Fully Diluted
   Earnings Per Share (in Millions)                       96.6           96.4                   96.5          89.9
===================================================================================================================

Dividends Per Common Share                            $    .12       $    .12               $    .24      $    .24
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(In Millions Except Per Share Amount)

-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                          June 29, 1997         December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $       126.3              $      141.8
Trade receivables                                                                 719.6                     672.4
Inventories                                                                       898.1                     747.8
Other current assets                                                              180.7                     242.2
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         1,924.7                   1,804.2
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                                    878.6                     905.8
Goodwill                                                                        1,929.3                   2,012.2
Other Assets                                                                      518.7                     431.3
-------------------------------------------------------------------------------------------------------------------
                                                                          $     5,251.3              $    5,153.5
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                     $       100.1              $      235.9
Current maturities of long-term debt                                               49.7                      54.1
Trade accounts payable                                                            400.4                     380.7
Other accrued liabilities                                                         724.8                     835.9
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,275.0                   1,506.6
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,796.9                   1,415.8
Deferred Income Taxes                                                              77.9                      67.5
Postretirement Benefits                                                           305.0                     310.3
Other Long-Term Liabilities                                                       142.4                     220.9
Stockholders' Equity
Common stock, par value $.50 per share
   (outstanding: June 29, 1997--94,502,742 shares;
   December 31, 1996--94,248,807 shares)                                           47.3                      47.1
Capital in excess of par value                                                  1,268.3                   1,261.7
Retained earnings                                                                 429.3                     380.2
Equity adjustment from translation                                                (90.8)                    (56.6)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                   1,654.1                   1,632.4
-------------------------------------------------------------------------------------------------------------------
                                                                          $     5,251.3              $    5,153.5
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(In Millions)

-------------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                 June 29, 1997       June 30, 1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                       $      71.8          $     83.3
Adjustments to reconcile net earnings to cash flow from
   operating activities of continuing operations:
   Non-cash charges and credits:
     Restructuring charges                                                                   -                81.6
     Depreciation and amortization                                                       110.5               105.3
     Other                                                                                (2.6)                (.1)
   Earnings of discontinued operations                                                       -               (70.4)
   Changes in selected working capital items:
     Trade receivables                                                                     2.1                82.4
     Inventories                                                                        (177.1)               (2.1)
     Trade accounts payable                                                               29.9               (45.7)
   Other assets and liabilities                                                         (136.5)             (119.5)
   Net decrease in receivables sold                                                      (76.0)              (48.5)
-------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations                         (177.9)               66.3
   Cash flow from operating activities of discontinued operations                            -               (10.1)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                                  (177.9)               56.2
-------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from partial sale of discontinued operations                                        -               414.2
Proceeds from disposal of assets                                                           4.2                22.4
Capital expenditures                                                                     (85.0)              (82.9)
Cash inflow from hedging activities                                                      219.4               208.6
Cash outflow from hedging activities                                                    (208.6)             (212.6)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                                   (70.0)              349.7
-------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                                (247.9)              405.9
Financing Activities
Net decrease in short-term borrowings                                                   (101.6)             (358.9)
Proceeds from long-term debt (including revolving credit facility)                       544.0               459.3
Payments on long-term debt (including revolving credit facility)                        (186.1)             (486.7)
Issuance of common stock                                                                   2.9                19.1
Cash dividends                                                                           (22.7)              (26.8)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                                   236.5              (394.0)
Effect of exchange rate changes on cash                                                   (4.1)               (1.8)
-------------------------------------------------------------------------------------------------------------------
Increase In Cash And Cash Equivalents                                                    (15.5)               10.1
Cash and cash equivalents at beginning of period                                         141.8               131.6
-------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                         $     126.3          $    141.7
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1997.
     Operating results for the three- and six-month periods ended June 29, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2: SALE OF RECEIVABLES
Under its sale of receivables program, the Corporation had sold $136.0 million of receivables at June 29, 1997, compared to $212.0 million at December 31, 1996, and had sold $181.5 million of receivables at June 30, 1996, compared to $230.0 million at December 31, 1995. The discount on sale of receivables is included in "Other expense."

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                        June 29, 1997            December 31, 1996
-------------------------------------------------------------------------------------------------------------------
FIFO Cost
   Raw materials and work-in-process                                           $ 228.0                    $ 211.1
   Finished products                                                             701.8                      567.7
-------------------------------------------------------------------------------------------------------------------
                                                                                 929.8                      778.8
Excess of FIFO cost over LIFO inventory value                                    (31.7)                     (31.0)
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 898.1                    $ 747.8
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

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                         June 29, 1997           December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                     $ 2,520.5                  $ 2,571.5
Less accumulated amortization                                                    591.2                      559.3
-------------------------------------------------------------------------------------------------------------------
                                                                             $ 1,929.3                  $ 2,012.2
===================================================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $838.7 million and $586.5 million were included in the Consolidated Balance Sheet at June 29, 1997 and December 31, 1996, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                        Six Months Ended
                                        June 29, 1997     June 30, 1996          June 29, 1997     June 30, 1996
-------------------------------------------------------------------------------------------------------------------
Interest expense                                $32.1            $37.7                    $65.4            $77.6
Interest (income)                                (1.5)            (1.8)                    (4.2)            (3.8)
-------------------------------------------------------------------------------------------------------------------
                                                $30.6            $35.9                    $61.2            $73.8
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

NOTE 8: RESTRUCTURING
During the three months ended March 31, 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $81.6 million. As more fully described in Note 3 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Restructuring included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation modified portions of the initial restructuring plan later in 1996 as a result of changed business conditions and the insight of new management in certain businesses. The net effect of these modifications, which occurred in the second half of 1996, was to increase the total restructuring charge recognized in 1996 to $91.3 million.

NOTE 9: NET EARNINGS PER COMMON SHARE
Primary earnings per common and common equivalent share are computed by dividing net earnings, after deducting, for the three and six months ended June 30, 1996, preferred stock dividends, by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. As more fully described in Note 15 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation exercised its conversion option in respect of all of the issued and outstanding shares of Series B Cumulative Convertible Preferred Stock in October 1996, and in connection therewith issued 6,350,000 shares of common stock in exchange for the existing Series B Cumulative Convertible Preferred Stock.
     Fully diluted earnings per share for the three and six months ended June 29, 1997, and for the three months ended June 30, 1996, are computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options and, for the three months ended June 30, 1996, the assumed conversion of the preferred shares. For the six months ended June 30, 1996, conversion of the preferred shares would have been anti-dilutive and, therefore, was not considered in the computation of fully diluted earnings per share. Fully diluted earnings per share for the six months ended June 30, 1996, were computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options.
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS No. 128, the dilutive effect of stock options will be excluded from the calculation of primary earnings per share (known as "basic earnings per share" in the new standard). Under SFAS No. 128, the calculation of fully diluted earnings per share (known as "diluted earnings per share" in the new standard) uses income from continuing operations--before the effect of discontinued operations, extraordinary items, and the cumulative effect of accounting changes--as the benchmark to determine whether securities are dilutive. Under the existing standard, net earnings is used as the benchmark to determine whether securities are dilutive.

     The following table sets forth the Corporation's pro forma earnings per share, calculated in accordance with SFAS No. 128.

-------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended            Six Months Ended
                                                    June 29, 1997     June 30, 1996  June 29, 1997    June 30, 1996
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
     Earnings from continuing operations                $ .48            $ .48            $ .76          $ .08
     Earnings from discontinued operations                  -                -                -            .81
-------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                           $ .48            $ .48            $ .76          $ .89
===================================================================================================================

Diluted earnings per share:
     Earnings from continuing operations                $ .47            $ .47            $ .75          $ .08
     Earnings from discontinued operations                  -                -                -            .79
-------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                         $ .47            $ .47            $ .75          $ .87
===================================================================================================================

NOTE 10:  SUBSEQUENT EVENT
As more fully described in Note 15 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation's capitalization at the end of 1996 included 5,000,000 authorized but unissued shares of Series Preferred Stock without par value, of which 1,500,000 shares had been designated as Series A Junior Participating Preferred Stock (Series A) and 150,000 shares had been designated as Series B Cumulative Convertible Preferred Stock (Series B). In July 1997, the Corporation reclassified the previously designated shares of Series A and Series B stock into undesignated Series Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $45.5 million or $.47 per share on a fully diluted basis for the three-month period ended June 29, 1997, compared to net earnings of $45.3 million or $.47 per share on a fully diluted basis for the three-month period ended June 30, 1996. Improved operating results during the quarter ended June 29, 1997, as compared to the corresponding quarter in 1996, principally in the Corporation's power tools and accessories business, coupled with reduced interest expense offset profitability declines in the second quarter of 1997 associated with sharply lower sales of the Corporation's SnakeLight(R) flexible flashlight and a higher effective tax rate.
    The Corporation reported net earnings of $71.8 million or $.74 per share on a fully diluted basis for the six-month period ended June 29, 1997, compared to net earnings of $83.3 million or $.86 per share on a fully diluted basis for the six-month period ended June 30, 1996. Net earnings for the six months ended June 30, 1996, included a gain of $70.4 million or $.78 per share on a fully diluted basis from the sale of PRC Inc., part of the Corporation's discontinued information technology and services segment, partially offset by a restructuring charge of $81.6 million ($67.0 million after tax) or $.75 per share on a fully diluted basis. Excluding both the gain on sale and the restructuring charge, which were recognized in the first quarter of 1996, net earnings for the six months ended June 30, 1996, would have been $79.9 million or $.83 per share on a fully diluted basis. The decline in net earnings, excluding the gain on sale of PRC Inc. and the restructuring charge, from the first half of 1996 to the first half of 1997 was due to a number of factors. The primary factors were the sharply lower sales of the Corporation's SnakeLight flexible flashlight and a higher effective tax rate, partially offset by reduced interest expense as a result of lower borrowing levels and lower interest rates.

CONTINUING OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended June 29, 1997 and June 30, 1996.

              ANALYSIS OF CHANGES IN SALES OF CONTINUING OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                             For the Three Months Ended               For the Six Months Ended
(Dollars in Millions)                     June 29, 1997     June 30, 1996          June 29, 1997     June 30, 1996
-------------------------------------------------------------------------------------------------------------------
Total sales                                    $1,182.2          $1,207.9               $2,197.2         $2,272.9
Unit volume                                           1%                8%                     -%               6%
Price                                                (1)%               1%                    (1)%              -%
Currency                                             (2)%              (3)%                   (2)%             (1)%
-------------------------------------------------------------------------------------------------------------------
Change in total sales                                (2)%               6%                    (3)%              5%
===================================================================================================================

    The Corporation operates in two business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products
(Commercial), including fastening and assembly systems and glass container-forming and inspection equipment.
    The following chart sets forth an analysis of the change in sales of continuing operations for the three and six months ended June 29, 1997, compared to the three and six months ended June 30, 1996, by geographic area for each business segment.

              ANALYSIS OF CHANGES IN SALES OF CONTINUING OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 1997

----------------------------------------------------------------------------------------------------------------------
                              United States            Europe                 Other                     Total
(Dollars in Millions)    3 Months    6 Months    3 Months   6 Months    3 Months  6 Months      3 Months   6 Months
----------------------------------------------------------------------------------------------------------------------

Consumer
   Total sales             $584.0    $1,046.1      $273.9     $543.5      $150.1    $261.7      $1,008.0   $1,851.3
   Unit volume                  1%         (2)%         4%         2%          2%        2%            1%         -%
   Price                       (2)%        (1)%        (1)%       (1)%         1%        -%           (1)%       (1)%
   Currency                     -%          -%         (7)%       (6)%        (1)%       -%           (2)%       (2)%
----------------------------------------------------------------------------------------------------------------------
                               (1)%        (3)%        (4)%       (5)%         2%        2%           (2)%       (3)%
----------------------------------------------------------------------------------------------------------------------

Commercial
   Total sales             $ 76.1    $  156.5      $ 65.1     $128.7      $ 33.0    $ 60.7      $  174.2   $  345.9
   Unit volume                 10%         16%        (16)%      (10)%        14%       (3)%          (1)%        1%
   Price                        -%          -%          -%         -%          -%        -%            -%         -%
   Currency                     -%          -%         (6)%       (6)%        (8)%      (8)%          (4)%       (4)%
----------------------------------------------------------------------------------------------------------------------
                               10%         16%        (22)%      (16)%         6%      (11)%          (5)%       (3)%
----------------------------------------------------------------------------------------------------------------------

Consolidated
   Total sales             $660.1    $1,202.6      $339.0     $672.2      $183.1    $322.4      $1,182.2   $2,197.2
   Unit volume                  2%          -%         (1)%       (1)%         4%        1%            1%         -%
   Price                       (2)%        (1)%         -%         -%          1%        -%           (1)%       (1)%
   Currency                     -%          -%         (7)%       (7)%        (2)%      (2)%          (2)%       (2)%
----------------------------------------------------------------------------------------------------------------------
Change in total sales           -%         (1)%        (8)%       (8)%         3%       (1)%          (2)%       (3)%
======================================================================================================================

    The negative effects of a stronger United States dollar compared to most major foreign currencies caused a 2% decrease in the Corporation's consolidated sales from the prior year's level for both the three and six months ended June 29, 1997. Pricing actions had a 1% negative effect on sales for both the three-and six-month periods ended June 29, 1997, compared to the corresponding periods in 1996. Unit volume increased by 1% for the three-month period ended June 29, 1997, compared to the prior year's level. For the six-month period ended June 29, 1997, unit volume essentially matched the 1996 level.

    Unit volume in the Consumer segment for the three months ended June 29, 1997, increased by 1% compared to the corresponding quarter in 1996 while, for the six months ended June 29, 1997, unit volume equaled the 1996 level.
    Sales in the Corporation's Consumer businesses in the United States decreased by 1% and 3% for the three- and six-month periods ended June 29, 1997, from the 1996 levels. Pricing actions taken, principally in the domestic power tools and accessories and household products businesses, accounted for 2% and 1%, respectively, of those sales decreases for the quarter and six months ended June 29, 1997. Those pricing actions were taken in response to competitive pressures and to reduce inventory levels, particularly with respect to older or discontinued models. Excluding the significant sales decline experienced by the Corporation's household products business in the three and six months ended June 29, 1997, sales in the Corporation's other domestic Consumer businesses for those periods exceeded the prior year's levels.
    Sales in the domestic power tools and accessories business increased at mid-single digit rates during the three- and six-month periods ended June 29, 1997, over the corresponding periods in 1996. The domestic power tools and accessories business benefited from the continued strength of the DEWALT(R) professional power tools and accessories line during the three- and six-month periods ended June 29, 1997, but that benefit was partially offset by weakness during the same periods in sales of consumer power tools and accessories, outdoor products, and product service, particularly in the first quarter of 1997. Sales of DEWALT professional power tools and accessories during the quarter ended June 29, 1997, were aided by shipments of new products late in the quarter, including bench and stationary tools as well as the Extreme CordlessTM 18 volt reciprocating saw. In the domestic security hardware business, sales during the quarter ended June 29, 1997, increased at a mid-single digit rate over the corresponding quarter in 1996 while sales for the first half of 1997 increased at a low-single digit rate over the 1996 level. In the plumbing products business, sales during the three and six months ended June 29, 1997, increased at a low-single digit rate over the prior year's levels.
    The significant sales decline experienced in the domestic household products business during the three- and six-month periods ended June 29, 1997, compared to the corresponding periods in 1996 resulted from sharply lower sales of the SnakeLight flexible flashlight. Sales decreases, however, also were experienced in most other product categories with the exception of cleaning products, where sales increased on the strength of the ScumBusterTM cordless submersible tub and tile scrubber, which was introduced in late 1996.
    Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Consumer businesses in Europe improved by 3% and 1% for the three and six months ended June 29, 1997, from the corresponding periods in 1996. Increased sales of consumer and professional power tools and accessories and outdoor lawn and garden tools in Europe during the three and six months ended June 29, 1997, as compared to the prior year's levels more than offset declines during those periods in sales of household products, product service, and, for the six-month period, security hardware. Excluding the negative effect of changes in foreign exchange rates, sales of security hardware essentially equaled the prior year's level for the quarter ended June 29, 1997.
    Sales of the Corporation's Consumer businesses in Other geographic areas for the three and six months ended June 29, 1997, increased by 3% and 2%, respectively, over the same periods in 1996, excluding the 1% negative effect of changes in foreign exchange rates for the three months ended June 29, 1997. The net effect of changes in foreign exchange rates did not have a significant impact on the sales of those businesses during the six months ended June 29, 1997. Increased sales by Consumer businesses in a number of countries during the three and six months ended June 29, 1997, were partially offset by sales declines by household products businesses in other countries, particularly, Australia and Brazil.

    Excluding the negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses decreased by 1% during the three months ended June 29, 1997, from the prior year's level. The mid-single digit rate of sales growth experienced by the Corporation's fastening and assembly systems business during the quarter ended June 29, 1997, was not sufficient to offset a sales decline in the glass container-forming and inspection equipment business from the prior year's level. The sales decline in the glass container-forming and inspection equipment business, however, was in comparison to a strong second quarter in 1996, and closing backlog at the end of the second quarter in 1997 was over 10% higher than at the end of the second quarter in 1996.
    Excluding the negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses increased by 1% during the six months ended June 29, 1997, over the prior year's level. The mid-single digit rate of sales growth experienced by the Corporation's fastening and assembly systems business during the six months ended June 29, 1997, was substantially offset by a decline in sales of the glass container-forming and inspection equipment business from the prior year's level.


EARNINGS
Operating income for the quarter ended June 29, 1997, was $104.3 million or 8.8% of sales, compared to $103.8 million or 8.6% of sales for the corresponding quarter in 1996. This increase in operating income as a percentage of sales was a result of increased profitability in the Corporation's power tools and accessories, security hardware, and fastening and assembly systems businesses, partially offset by decreased profitability in the household products, plumbing products, and glass container-forming and inspection equipment businesses. Decreased profitability in the household products and glass container-forming and inspection equipment businesses during the quarter ended June 29, 1997, compared to the prior year's level was principally a function of lower sales while decreased profitability in the plumbing products business resulted, in part, from manufacturing issues associated with the transition of production to a lower cost facility in Mexicali, Mexico.
    Operating income for the six months ended June 29, 1997, was $177.6 million, compared to $110.9 million for the corresponding period in 1996. Excluding the effects of the $81.6 million restructuring charge recognized in the first quarter of 1996, operating income for the first six months of 1997 decreased to $177.6 million from $192.5 million for first six months of 1996. Operating income as a percentage of sales was 8.1% for the six-month period ended June 29, 1997, compared to 8.5% for the corresponding period in 1996, excluding the 1996 restructuring charge. This operating income decline was experienced in the Corporation's household products, security hardware, plumbing products, and glass container-forming and inspection equipment businesses and was partially offset by increased profitability in the Corporation's power tools and accessories and fastening and assembly systems businesses.

    Gross margin as a percentage of sales was 35.6% and 35.7% for the three- and six-month periods ended June 29, 1997, respectively, compared to 35.3% and 36.1% for the corresponding periods in 1996. Competitive pressures continued to constrain pricing during the three and six months ended June 29, 1997. The improvement in gross margin during the second quarter of 1997 was in comparison to the low gross margin percentage realized in the second quarter of 1996 which resulted, in part, from the negative effects of inventory reductions that took place during that quarter in 1996. The decline in gross margin during the first half of 1997 was primarily a result of the decline during that period in sales of the Corporation's higher margin SnakeLight product and pricing constraints due to competitive pressures.
    Selling, general, and administrative expenses as a percentage of total sales for the three- and six-month periods ended June 29, 1997, were 26.7% and 27.6%, respectively, unchanged from the comparable periods in 1996.
    Net interest expense (interest expense less interest income) for the three- and six-month periods ended June 29, 1997, was $30.6 million and $61.2 million, respectively, as compared to $35.9 million and $73.8 million for the same periods ended June 30, 1996. The lower level of net interest expense for the three and six months ended June 29, 1997, was primarily the result of reduced debt levels coupled with a lower average interest rate inherent in the Corporation's debt portfolio.
    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the six months ended June 29, 1997, the Corporation increased its portfolio through the addition of an interest rate swap in the aggregate notional principal amount of $15.0 million, maturing in 1998, that swaps from fixed rate United States dollars into fixed rate Japanese yen. During the six months ended June 29, 1997, the Corporation decreased its portfolio through the scheduled maturities of the following instruments: interest rate caps with an aggregate notional principal amount of $100.0 million; variable to fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million; and interest rate swaps with an aggregate notional principal amount of $50.0 million that swapped from fixed rate United States dollars into fixed rate Japanese yen. Deferred gains and losses on the early termination of interest rate swaps as of June 29, 1997, were not significant. An increase in variable rate borrowings during the six months ended June 29, 1997, coupled with the changes in the Corporation's interest rate hedge portfolio described above, had the effect of increasing the Corporation's variable rate debt to total debt ratio from 35% at December 31, 1996, to 54% at June 29, 1997.
    Other expense for the three- and six-month periods ended June 29, 1997 and June 30, 1996, primarily includes the discount on the sale of receivables.
    For the three months ended June 29, 1997, income tax expense of $24.6 million was recognized on the Corporation's pre-tax earnings from continuing operations of $70.1 million, compared to income tax expense of $16.8 million on pre-tax earnings from continuing operations of $62.1 million for the corresponding quarter in 1996. The Corporation's reported tax rate on its continuing operations was 35% for the quarter ended June 29, 1997, as compared to 27% for the corresponding quarter in 1996.

    The Corporation's reported tax rate on its continuing operations for the six months ended June 29, 1997, was 35% compared to an effective rate, exclusive of the income tax benefit associated with the 1996 restructuring charge, of 27% for the corresponding period in 1996. For the six months ended June 29, 1997, income tax expense of $38.7 million was recognized on the Corporation's pre-tax earnings from continuing operations of $110.5 million, compared to income tax expense of $15.0 million on pre-tax earnings from continuing operations of $27.9 million for the corresponding period in 1996. Income tax expense of $15.0 million for the six months ended June 30, 1996, reflected a $14.6 million income tax benefit associated with the $81.6 million restructuring charge recognized in the first quarter of 1996.
    The increase in the effective tax rate in 1997 resulted from the fact that, by the end of 1996, the Corporation had fully recognized the benefit of domestic deferred tax assets, exclusive of foreign tax credits, for financial reporting purposes. The benefit of the previously unrecognized deferred tax assets had lowered the domestic portion of tax expense for 1996 as well as for a number of prior years.


DISCONTINUED OPERATIONS
On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment. Proceeds of $425.0 million, less cash selling expenses of $10.8 million paid in the first half of 1996, were used to reduce indebtedness during the six months ended June 30, 1996. Earnings from discontinued operation of $70.4 million ($.78 per share on a fully diluted basis) for the six months ended June 30, 1996, primarily consist of the gain on sale of PRC Inc., net of applicable income taxes of $55.6 million. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant. Operating results and cash flows of the discontinued PRC segment have been segregated in the accompanying Consolidated Financial Statements.


FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables used cash of $101.9 million for the six months ended June 29, 1997, compared to $114.8 million of cash provided for the corresponding period in 1996. This increased cash usage was principally the result of changes in working capital. Increased cash generation during 1996 resulted in the Corporation reducing its working capital at December 31, 1996, to a lower level than at the 1995 year end. The increase in working capital at June 29, 1997, from the lower base at December 31, 1996, was, as a result, higher than the increase in working capital at June 30, 1996, from the higher base at December 31, 1995. This is particularly evident with respect to inventories. Typically, the Corporation builds inventories during the first half of the year in order to support its historically higher sales in the second half of the year. This was the case at June 29, 1997, when the inventory build from the 1996 year-end level also included inventories to improve service levels as well as those in support of new product launches planned for the latter part of 1997. However, as a result of the high level of inventory on hand at December 31, 1995, and the Corporation's focus on reducing those inventories during the early part of 1996, inventories at June 30, 1996, were essentially flat to the 1995 year-end level.

     In addition, cash spending during the first half of 1997 in the amount of $10.5 million reduced the restructuring reserve from $37.7 million at December 31, 1996, to $27.2 million at June 29, 1997. The Corporation anticipates that the remaining restructuring reserve at June 29, 1997, will be substantially spent in 1997.
     Investing activities for the six months ended June 29, 1997, used cash of $70.0 million which approximated the $64.5 million of cash used in the corresponding period in 1996, exclusive of the $414.2 million of net proceeds from the sale of PRC Inc. received in the first half of 1996.
     Financing activities generated cash of $236.5 million in the six months ended June 29, 1997, compared to cash generated of $20.2 million in the first six months of 1996, exclusive of the $414.2 million in debt repayments which occurred in the first half of 1996 upon receipt of the net proceeds from the sale of PRC Inc. That higher level of cash generated from financing activities in the first half of 1997 over the corresponding period in 1996 was principally the result of borrowings to fund working capital increases at June 29, 1997, over the 1996 year-end level. Average debt maturity was 4.3 years at June 29, 1997, compared to 4.5 years at December 31, 1996.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, issuances of equity, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the six months ended June 29, 1997, the Corporation experienced negative free cash flow of $183.3 million compared to positive free cash flow of $22.3 million for the corresponding period in 1996. This $205.6 million decrease in free cash flow during the first six months of 1997 from the 1996 level was primarily the result of reduced cash flows from operating activities.


FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including but not limited to: market acceptance of the significant new products scheduled for introduction over the balance of the year; the level of sales generated from these new products relative to expectation, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to achieve scheduled new product introduction timetables; unforeseen competitive pressures or other difficulty in penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing reorganization actions in progress or contemplated; and the continuation of modest economic growth in the United States and gradual improvement of the economic environment in Europe. The Corporation's ability to realize the anticipated benefits during 1997 of the existing restructuring program also could be affected by those factors identified in the discussion of the restructuring program in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
    The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
    As of June 29, 1997, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
    Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

      3(a)(1) Articles of Restatement of the Charter of the Corporation, as filed with the State Department of Assessments and Taxation of the State of Maryland on July 17, 1997.

      3(a)(2) Articles Supplementary of the Corporation, as filed with the State Department of Assessments and Taxation of the State of Maryland on July 17, 1997.

     11                    Computation of Earnings Per Share.

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

The Corporation did not file any reports on Form 8-K during the three-month period ended June 29, 1997.

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




Date:   August 7, 1997