Form 10-Q
period 1997-09-28
BLACK & DECKER CORP
filed 1997-11-06
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                  September 28, 1997
                                       or
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

The number of shares of Common Stock outstanding as of September 28, 1997:
94,808,961

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                               September 28, 1997





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited) For the Three
   Months and Nine Months Ended September 28, 1997 and September 29, 1996......3


Consolidated Balance Sheet
    September 28, 1997 (Unaudited) and December 31, 1996.......................4


Consolidated Statement of Cash Flows (Unaudited)
   For the Nine Months Ended September 28, 1997 and September 29, 1996.........5


Notes to Consolidated Financial Statements (Unaudited).........................6


Management's Discussion and Analysis of Financial Condition and
   Results of Operations......................................................10


PART II - OTHER INFORMATION...................................................18


SIGNATURES....................................................................20

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

-------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                     Nine Months Ended
                                                 September        September             September        September
                                                  28, 1997         29, 1996              28, 1997         29, 1996
-------------------------------------------------------------------------------------------------------------------
Sales                                             $1,224.9         $1,186.7              $3,422.1         $3,459.6
   Cost of goods sold                                788.9            757.5               2,201.2          2,209.5
   Selling, general, and administrative expenses     309.3            315.1                 916.6            943.5
   Restructuring costs                                   -                -                    -              81.6
-------------------------------------------------------------------------------------------------------------------
Operating Income                                     126.7            114.1                 304.3            225.0
   Interest expense (net of interest income)          32.7             32.5                  93.9            106.3
   Other expense                                       4.2              5.3                  10.1             14.5
-------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations
   Before Income Taxes                                89.8             76.3                 200.3            104.2
   Income taxes                                       31.4             20.6                  70.1             35.6
-------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                   58.4             55.7                 130.2             68.6
   Earnings from discontinued operations (net
      of income taxes)                                   -                -                    -              70.4
-------------------------------------------------------------------------------------------------------------------
Net Earnings                                      $   58.4         $   55.7              $  130.2         $  139.0
===================================================================================================================



-------------------------------------------------------------------------------------------------------------------
Net Earnings Applicable to Common
   Shares                                         $   58.4         $   52.8              $  130.2         $  130.3
===================================================================================================================

Net Earnings Per Common and Common
   Equivalent Share:
-------------------------------------------------------------------------------------------------------------------
Primary:
   Earnings from continuing operations            $    .60         $    .59              $   1.35         $    .67
   Earnings from discontinued operations                 -                -                    -               .78
-------------------------------------------------------------------------------------------------------------------
   Primary Earnings Per Share                     $    .60         $    .59              $   1.35         $   1.45
===================================================================================================================
Shares Used in Computing Primary Earnings
   Per Share (in Millions)                            97.1             90.2                  96.5             89.9
===================================================================================================================
Assuming Full Dilution:
   Earnings from continuing operations            $    .60         $    .58              $   1.35         $    .71
   Earnings from discontinued operations                 -                -                    -               .73
-------------------------------------------------------------------------------------------------------------------
   Fully Diluted Earnings Per Share               $    .60         $    .58              $   1.35         $   1.44
===================================================================================================================
Shares Used in Computing Fully Diluted
   Earnings Per Share (in Millions)                   97.1             96.6                  96.6             96.4
===================================================================================================================

Dividends Per Common Share                        $    .12         $    .12              $    .36         $    .36
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                     September 28, 1997         December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                      $  187.3                  $  141.8
Trade receivables                                                                 856.5                     672.4
Inventories                                                                       924.1                     747.8
Other current assets                                                              120.3                     242.2
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         2,088.2                   1,804.2
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                                    875.2                     905.8
Goodwill                                                                        1,880.6                   2,012.2
Other Assets                                                                      529.0                     431.3
-------------------------------------------------------------------------------------------------------------------
                                                                               $5,373.0                  $5,153.5
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                          $  122.8                  $  235.9
Current maturities of long-term debt                                               40.1                      54.1
Trade accounts payable                                                            398.1                     380.7
Other accrued liabilities                                                         664.7                     835.9
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,225.7                   1,506.6
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,879.1                   1,415.8
Deferred Income Taxes                                                              80.4                      67.5
Postretirement Benefits                                                           300.6                     310.3
Other Long-Term Liabilities                                                       193.8                     220.9
Stockholders' Equity
Common stock, par value $.50 per share
   (outstanding: September 28, 1997--94,808,961 shares;
   December 31, 1996--94,248,807 shares)                                           47.4                      47.1
Capital in excess of par value                                                  1,274.6                   1,261.7
Retained earnings                                                                 476.3                     380.2
Equity adjustment from translation                                               (104.9)                    (56.6)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                   1,693.4                   1,632.4
-------------------------------------------------------------------------------------------------------------------
                                                                               $5,373.0                  $5,153.5
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

-------------------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended
                                                                        September 28, 1997      September 29, 1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                                      $  130.2                $  139.0
Adjustments to reconcile net earnings to cash flow from
   operating activities of continuing operations:
   Non-cash charges and credits:
     Restructuring charges                                                               -                    81.6
     Depreciation and amortization                                                   163.1                   159.3
     Other                                                                            (2.6)                    8.7
   Earnings of discontinued operations                                                   -                   (70.4)
   Changes in selected working capital items:
     Trade receivables                                                               (93.9)                    4.9
     Inventories                                                                    (220.8)                   22.5
     Trade accounts payable                                                           33.4                   (28.4)
   Other assets and liabilities                                                      (45.4)                 (159.7)
   Net decrease in receivables sold                                                 (134.0)                  (39.0)
-------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations                     (170.0)                  118.5
   Cash flow from operating activities of discontinued operations                        -                   (12.3)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                              (170.0)                  106.2
-------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from sale of discontinued operations                                            -                   413.8
Proceeds from disposal of assets                                                       4.1                    29.7
Capital expenditures                                                                (132.2)                 (122.9)
Cash inflow from hedging activities                                                  303.4                   324.0
Cash outflow from hedging activities                                                (281.9)                 (325.2)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                              (106.6)                  319.4
-------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                            (276.6)                  425.6
Financing Activities
Net decrease in short-term borrowings                                                (75.3)                 (336.8)
Proceeds from long-term debt (including revolving credit facility)                   647.5                   471.8
Payments on long-term debt (including revolving credit facility)                    (219.2)                 (550.2)
Issuance of common stock                                                               9.3                    20.9
Cash dividends                                                                       (34.1)                  (40.2)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                               328.2                  (434.5)
Effect of exchange rate changes on cash                                               (6.1)                      -
-------------------------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents                                      45.5                    (8.9)
Cash and cash equivalents at beginning of period                                     141.8                   131.6
-------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                        $  187.3                $  122.7
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1997.
     Operating results for the three- and nine-month periods ended September 28, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2: SALE OF RECEIVABLES
Under its sale of receivables program, the Corporation had sold $78.0 million of receivables at September 28, 1997, compared to $212.0 million at December 31, 1996, and had sold $191.0 million of receivables at September 29, 1996, compared to $230.0 million at December 31, 1995. The discount on sale of receivables is included in "Other expense."
     The liquidity facility that supports the current sale of receivables program expires in February 1998. In March 1997, the Corporation reduced the amount available under the facility to $185.0 million and eliminated the seasonal expansion feature included in the previous program.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                    September 28, 1997          December 31, 1996
-------------------------------------------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                                            $232.7                     $211.1
   Finished products                                                             722.9                      567.7
-------------------------------------------------------------------------------------------------------------------
                                                                                 955.6                      778.8
Excess of FIFO cost over LIFO inventory value                                    (31.5)                     (31.0)
-------------------------------------------------------------------------------------------------------------------
                                                                                $924.1                     $747.8
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

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                    September 28, 1997          December 31, 1996
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                      $2,487.5                   $2,571.5
Less accumulated amortization                                                    606.9                      559.3
-------------------------------------------------------------------------------------------------------------------
                                                                              $1,880.6                   $2,012.2
===================================================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $941.0 million and $586.5 million were included in the Consolidated Balance Sheet at September 28, 1997 and December 31, 1996, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                        Nine Months Ended
                                         September            September            September           September
                                          28, 1997             29, 1996             28, 1997            29, 1996
-------------------------------------------------------------------------------------------------------------------
Interest expense                             $33.6                $34.0                $99.0              $111.6
Interest (income)                              (.9)                (1.5)                (5.1)               (5.3)
-------------------------------------------------------------------------------------------------------------------
                                             $32.7                $32.5                $93.9              $106.3
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

NOTE 9: NET EARNINGS PER COMMON SHARE
Primary earnings per common and common equivalent share are computed by dividing net earnings, after deducting, for the three and nine months ended September 29, 1996, preferred stock dividends, by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options. As more fully described in Note 15 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation exercised its conversion option in respect of all of the issued and outstanding shares of Series B Cumulative Convertible Preferred Stock in October 1996, and in connection therewith issued 6,350,000 shares of common stock in exchange for the existing Series B Cumulative Convertible Preferred Stock.
     Fully diluted earnings per share for the three and nine months ended September 28, 1997 and September 29, 1996, are computed by dividing net earnings by the weighted average number of common shares outstanding during the period plus the incremental shares that would have been outstanding under certain employee benefit plans and upon the assumed exercise of dilutive stock options and, for the three and nine months ended September 29, 1996, the assumed conversion of the preferred shares.
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS No. 128, the dilutive effect of stock options will be excluded from the calculation of primary earnings per share (known as "basic earnings per share" in the new standard). Under SFAS No. 128, the calculation of fully diluted earnings per share (known as "diluted earnings per share" in the new standard) uses income from continuing operations--before the effect of discontinued operations, extraordinary items, and the cumulative effect of accounting changes--as the benchmark to determine whether securities are dilutive. Under the existing standard, net earnings is used as the benchmark to determine whether securities are dilutive.

     The following table sets forth the Corporation's pro forma earnings per share, calculated in accordance with SFAS No. 128.

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                        September    September             September    September
                                                         28, 1997     29, 1996              28, 1997     29, 1996
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
     Earnings from continuing operations                    $ .62        $ .60                $ 1.38       $  .69
     Earnings from discontinued operations                      -            -                     -          .80
-------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                               $ .62        $ .60                $ 1.38       $ 1.49
===================================================================================================================

Diluted earnings per share:
     Earnings from continuing operations                    $ .60        $ .58                $ 1.35       $  .67
     Earnings from discontinued operations                      -            -                     -          .78
-------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                             $ .60        $ .58                $ 1.35       $ 1.45
===================================================================================================================

NOTE 10:  STOCKHOLDERS' EQUITY
As more fully described in Note 15 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation's capitalization at the end of 1996 included 5,000,000 authorized but unissued shares of Series Preferred Stock without par value, of which 1,500,000 shares had been designated as Series A Junior Participating Preferred Stock (Series A) and 150,000 shares had been designated as Series B Cumulative Convertible Preferred Stock (Series B). In July 1997, the Corporation reclassified the previously designated shares of Series A and Series B stock into undesignated Series Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $58.4 million or $.60 per share on a fully diluted basis for the three-month period ended September 28, 1997, compared to net earnings of $55.7 million or $.58 per share on a fully diluted basis for the three-month period ended September 29, 1996. Improved operating results during the quarter ended September 28, 1997, as compared to the corresponding quarter in 1996, principally in the Corporation's power tools and accessories business, were partially offset by a higher effective tax rate.
     The Corporation reported net earnings of $130.2 million or $1.35 per share on a fully diluted basis for the nine-month period ended September 28, 1997, compared to net earnings of $139.0 million or $1.44 per share on a fully diluted basis for the nine-month period ended September 29, 1996. Net earnings for the nine months ended September 29, 1996, included a gain of $70.4 million or $.73 per share on a fully diluted basis from the sale of PRC Inc., part of the Corporation's discontinued information technology and services segment, partially offset by a restructuring charge of $81.6 million ($67.0 million after tax) or $.70 per share on a fully diluted basis. Excluding both the gain on sale and the restructuring charge, which were recognized in the first quarter of 1996, net earnings for the nine months ended September 29, 1996, would have been $135.6 million or $1.41 per share on a fully diluted basis. The decline in net earnings, excluding the gain on sale of PRC Inc. and the restructuring charge, from the first nine months of 1996 to the first nine months of 1997 was due to a number of factors. The primary factors were the sharply lower sales of the Corporation's SnakeLight(R) flexible flashlight and a higher effective tax rate, partially offset by reduced interest expense as a result of lower borrowing levels and lower interest rates.


CONTINUING OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 28, 1997 and September 29, 1996.

              ANALYSIS OF CHANGES IN SALES OF CONTINUING OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                          For the Three Months Ended                  For the Nine Months Ended
                                        September           September              September            September
(Dollars in Millions)                    28, 1997            29, 1996               28, 1997             29, 1996
-------------------------------------------------------------------------------------------------------------------
Total sales                              $1,224.9            $1,186.7               $3,422.1             $3,459.6
Unit volume                                     9%                  3%                     3%                   5%
Price                                          (2)%                 -%                    (1)%                  -%
Currency                                       (4)%                (1)%                   (3)%                 (1)%
-------------------------------------------------------------------------------------------------------------------
Change in total sales                           3%                  2%                    (1)%                  4%
===================================================================================================================

     The Corporation operates in two business segments: Consumer and Home Improvement Products (Consumer), including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products
(Commercial), including fastening and assembly systems and glass container-forming and inspection equipment.
     The following chart sets forth an analysis of the change in sales of continuing operations for the three and nine months ended September 28, 1997, compared to the three and nine months ended September 29, 1996, by geographic area for each business segment.

              ANALYSIS OF CHANGES IN SALES OF CONTINUING OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 1997

----------------------------------------------------------------------------------------------------------------------
                            United States              Europe                 Other                     Total
(Dollars in Millions)    3 Months   9 Months    3 Months    9 Months   3 Months   9 Months       3 Months    9 Months
----------------------------------------------------------------------------------------------------------------------

Consumer
Total sales                $663.5   $1,709.7      $243.0      $786.4     $151.2     $412.9       $1,057.7    $2,909.0
Unit volume                    12%         3%          5%          3%         1%         2%             9%          3%
Price                          (3)%       (2)%        (1)%        (1)%        -%         -%            (2)%        (1)%
Currency                        -%         -%        (12)%        (8)%       (2)%       (1)%           (4)%        (3)%
----------------------------------------------------------------------------------------------------------------------
                                9%         1%         (8)%        (6)%       (1)%        1%             3%         (1)%
----------------------------------------------------------------------------------------------------------------------

Commercial
Total sales                $ 68.4    $ 224.9      $ 66.9      $195.6     $ 31.9     $ 92.6       $  167.2    $  513.1
Unit volume                    13%        15%          6%         (5)%       21%         4%            11%          4%
Price                          (2)%       (1)%         -%          -%        (1)%        -%            (1)%         -%
Currency                        -%         -%        (16)%        (9)%       (5)%       (7)%           (8)%        (5)%
----------------------------------------------------------------------------------------------------------------------
                               11%        14%        (10)%       (14)%       15%        (3)%            2%         (1)%
----------------------------------------------------------------------------------------------------------------------

Consolidated
Total sales                $731.9   $1,934.6      $309.9      $982.0     $183.1     $505.5       $1,224.9    $3,422.1
Unit volume                    12%         4%          5%          1%         4%         2%             9%          3%
Price                          (3)%       (2)%        (1)%         -%         -%         -%            (2)%        (1)%
Currency                        -%         -%        (13)%        (9)%       (2)%       (2)%           (4)%        (3)%
----------------------------------------------------------------------------------------------------------------------
Change in total sales           9%         2%         (9)%        (8)%        2%         -%             3%         (1)%
======================================================================================================================

     The negative effects of a stronger United States dollar compared to most major foreign currencies caused a 4% decrease in the Corporation's consolidated sales from the prior year's level for the three months ended September 28, 1997, and a 3% decrease for the nine months ended September 28, 1997. Pricing actions had a 2% and 1% negative effect on sales for the three- and nine-month periods ended September 28, 1997, compared to the corresponding periods in 1996. Unit volume increased by 9% and 3% for the three- and nine-month periods ended September 28, 1997, respectively, compared to the prior year's levels.

     Unit volume in the Consumer segment for the three- and nine-month periods ended September 28, 1997, increased by 9% and 3% compared to the corresponding periods in 1996.
     Sales in the Corporation's Consumer businesses in the United States increased by 9% and 1% for the three- and nine-month periods ended September 28, 1997, over the 1996 levels. Unit volume increases accounted for 12% and 3%, respectively, of those sales increases for the quarter and nine months ended September 28, 1997, offset by pricing actions having a negative effect of 3% and 2% for the three- and nine-months periods ended September 28, 1997. Those pricing actions were taken in response to competitive pressures and to reduce inventory levels, particularly with respect to older or discontinued models. For the quarter ended September 28, 1997, sales in each of the Corporation's domestic Consumer businesses exceeded the prior year's levels. Excluding the significant sales decline experienced by the Corporation's household products business in the nine months ended September 28, 1997, sales in the Corporation's other domestic Consumer businesses for that period exceeded the prior year's levels.
     Sales in the domestic power tools and accessories business increased at double and mid-single digit rates, respectively, during the three- and nine-month periods ended September 28, 1997, over the corresponding periods in 1996. These sales increases were driven primarily by the introduction of new products, including DEWALT(R) bench and stationary tools as well as the Extreme Cordless(R) 18-volt reciprocating saw, during the three- and nine-month periods ended September 28, 1997, and the Wood HawkTM consumer circular saw and the WizardTM rotary tool line during the quarter ended September 28, 1997. The incremental sales benefit realized from sell-in of new products was partially offset by price reductions on core professional and consumer products and, for the nine months ended September 28, 1997, by weaker sales of consumer power tools and accessories. In the domestic security hardware business, sales during the quarter and nine months ended September 28, 1997, increased at mid-single digit rates over the comparable periods in 1996. In the plumbing products business, sales during the quarter ended September 28, 1997, increased at a mid-single digit rate over the corresponding quarter in 1996, while sales for the first nine months of 1997 increased at a low-single digit rate over the 1996 level.
     Sales in the domestic household products business increased at a mid-single digit rate for the quarter ended September 28, 1997, over the prior year level, principally on the strength of the ScumBusterTM cordless submersible tub and tile scrubber, which was introduced in late 1996, partially offset by weakness in other product categories. While sales in the quarter ended September 28, 1997, of the SnakeLight flexible flashlight continued to be weak, SnakeLight sales were similarly weak in the corresponding period in 1996 and, thus, did not adversely impact the year-over-year comparison of the business's quarterly sales. The significant sales decline experienced in the domestic household products business during the nine months ended September 28, 1997, compared to the corresponding periods in 1996 resulted from sharply lower sales of the SnakeLight flexible flashlight. Sales decreases, however, also were experienced during the nine months ended September 28, 1997, in most other product categories with the exception of cleaning products, where sales increased on the strength of the ScumBuster cordless submersible tub and tile scrubber.

     Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Consumer businesses in Europe improved by 4% and 2% for the three and nine months ended September 28, 1997, from the corresponding periods in 1996. Increased sales of professional power tools, accessories, and outdoor lawn and garden tools in Europe during the three and nine months ended September 28, 1997, as compared to the prior year's levels more than offset declines during those periods in sales of household products, product service, and, for the nine-month period, security hardware. Excluding the negative effect of changes in foreign exchange rates, sales of consumer power tools in Europe for the quarter ended September 28, 1997, equaled the prior year's level, while sales for the nine months then ended increased at a low single-digit rate over the prior year's level. Excluding the negative effect of changes in foreign exchange rates, sales of security hardware for the quarter ended September 28, 1997, increased at a low single-digit rate over the prior year's level.
     Sales of the Corporation's Consumer businesses in Other geographic areas for the three and nine months ended September 28, 1997, increased by 1% and 2%, respectively, over the same periods in 1996, excluding the 2% and 1% negative effects of changes in foreign exchange rates for the three and nine months ended September 28, 1997. Increased sales by Consumer businesses in a number of countries during the three and nine months ended September 28, 1997, were substantially offset by sales declines by household products businesses in other countries, particularly, Australia and Brazil.
     Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses increased by 10% during the three months ended September 28, 1997, over the prior year's level. This increase resulted from a high-single digit rate of sales growth experienced by the Corporation's fastening and assembly systems business, coupled with a double-digit rate of sales growth in the glass container-forming and inspection equipment business as a consequence of increased equipment sales during the third quarter of 1997.
     Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses increased by 4% during the nine months ended September 28, 1997, over the prior year's level. This increase resulted from a mid-single digit rate of sales growth experienced by the Corporation's fastening and assembly systems business during the nine months ended September 28, 1997, while sales of the glass container-forming and inspection equipment business equaled the prior year's level.

EARNINGS
Operating income for the quarter ended September 28, 1997, increased by 11% to $126.7 million from $114.1 million for the corresponding quarter in 1996. Operating income as a percentage of sales was 10.3% for the three months ended September 28, 1997, compared to 9.6% for the comparable period in 1996. This increase in operating income as a percentage of sales was a result of increased profitability in the Corporation's power tools and accessories and security hardware businesses, partially offset by decreased profitability in the plumbing products and glass container-forming and inspection equipment businesses. Profitability in the household products and fastening and assembly systems businesses for the quarter ended September 28, 1997, approximated the prior year's levels.
     Operating income for the nine months ended September 28, 1997, was $304.3 million, compared to $225.0 million for the corresponding period in 1996. Excluding the effects of the $81.6 million restructuring charge recognized in the first quarter of 1996, operating income of $304.3 million for the first nine months of 1997 approximated the $306.6 million recognized in the first nine months of 1996. Operating income as a percentage of sales was 8.9% for both nine-month periods ended September 28,

1997 and September 29, 1996, excluding the 1996 restructuring charge. Increases in operating income as a percentage of sales experienced in the Corporation's power tools and accessories, security hardware, and fastening and assembly systems businesses for the nine months ended September 28, 1997, compared to the corresponding period in 1996 were offset by decreases experienced in its household products, plumbing products, and glass container-forming and inspection equipment businesses.
     Gross margin as a percentage of sales was 35.6% and 35.7% for the three- and nine-month periods ended September 28, 1997, respectively, compared to 36.2% and 36.1% for the corresponding periods in 1996. The decline in gross margin during the three and nine months ended September 28, 1997, was primarily due to selective price reductions, particularly in the Corporation's domestic power tools and accessories and household products businesses; pricing constraints due to competitive pressures; currency-related cost pressures that resulted from stronger currencies in countries in which certain products are manufactured relative to currencies of countries in which those products are sold; and, for the nine months ended September 28, 1997, the decline during that period in sales of the Corporation's higher margin SnakeLight product. These negative impacts on gross margin were partially offset by higher production volumes and better-than-average margins on new products introduced late in the second quarter and in the third quarter of 1997. The currency-related cost pressures have been partially mitigated by the Corporation's hedge program as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 of Notes to Consolidated Financial
Statements, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. The Corporation will experience increased margin pressure at current exchange rates when hedges, which the Corporation entered into prior to the current appreciation of certain currencies in jurisdictions in which it manufactures, expire.
     Selling, general, and administrative expenses as a percentage of total sales for the three- and nine-month periods ended September 28, 1997, were 25.3% and 26.8%, respectively, compared to 26.6% and 27.3% for the comparable periods in 1996.
     Net interest expense (interest expense less interest income) for the three- and nine-month periods ended September 28, 1997, was $32.7 million and $93.9 million, respectively, as compared to $32.5 million and $106.3 million for the corresponding periods in 1996. The lower level of net interest expense for the nine months ended September 28, 1997, was primarily the result of reduced debt levels coupled with a lower average interest rate inherent in the Corporation's debt portfolio. Interest expense was basically flat for the three-month period ended September 28, 1997.
     The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the nine months ended September 28, 1997, the Corporation increased its portfolio through the addition of an interest rate swap in the aggregate notional principal amount of $15.0 million, maturing in 1998, that swaps from fixed rate United States dollars into fixed rate Japanese yen. During the nine months ended September 28, 1997, the Corporation decreased its portfolio through the scheduled maturities of the following instruments: interest rate caps with an aggregate notional principal amount of $100.0 million; variable to fixed rate interest rate swaps with an aggregate notional principal amount of $150.0 million; and interest rate swaps with an aggregate notional principal amount of $50.0 million that swapped from fixed rate United States dollars into fixed rate Japanese yen. Deferred gains and losses on the early termination of interest rate swaps as of September 28, 1997, were not significant. An increase in variable rate borrowings during the nine months ended September 28, 1997, coupled with the changes in the Corporation's interest rate hedge portfolio described above, had the effect of increasing the Corporation's variable rate debt to total debt ratio from 35% at December 31, 1996, to 60% at September 28, 1997.
     Other expense for the three and nine months ended September 28, 1997 and September 29, 1996, primarily includes the discount on the sale of receivables and, for the 1997 periods, currency losses.
     For the three months ended September 28, 1997, income tax expense of $31.4 million was recognized on the Corporation's pre-tax earnings from continuing operations of $89.8 million, compared to income tax expense of $20.6 million on pre-tax earnings from continuing operations of $76.3 million for the corresponding quarter in 1996. The Corporation's reported tax rate on its continuing operations was 35% for the quarter ended September 28, 1997, compared to 27% for the corresponding quarter in 1996.
     The Corporation's reported tax rate on its continuing operations for the nine months ended September 28, 1997, was 35% compared to an effective rate, exclusive of the income tax benefit associated with the 1996 restructuring charge, of 27% for the corresponding period in 1996. For the nine months ended September 28, 1997, income tax expense of $70.1 million was recognized on the Corporation's pre-tax earnings from continuing operations of $200.3 million, compared to income tax expense of $35.6 million on pre-tax earnings from continuing operations of $104.2 million for the corresponding period in 1996. Income tax expense of $35.6 million for the nine months ended September 29, 1996, reflected a $14.6 million income tax benefit associated with the $81.6 million restructuring charge recognized in the first quarter of 1996.
     The increase in the effective tax rate in 1997 resulted from the fact that, by the end of 1996, the Corporation had fully recognized the benefit of domestic deferred tax assets, exclusive of foreign tax credits, for financial reporting purposes. The benefit of the previously unrecognized deferred tax assets had lowered the domestic portion of tax expense for 1996 as well as for a number of prior years.


DISCONTINUED OPERATIONS
On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment. Proceeds of $425.0 million, less cash selling expenses of $11.2 million paid in the first nine months of 1996, were used to reduce indebtedness during the nine months ended September 29, 1996. Earnings from discontinued operation of $70.4 million ($.73 per share on a fully diluted basis) for the nine months ended September 29, 1996, primarily consist of the gain on sale of PRC Inc., net of applicable income taxes of $55.6 million. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant. Operating results and cash flows of the discontinued PRC segment have been segregated in the accompanying Consolidated Financial Statements.


FINANCIAL CONDITION
Operating activities of continuing operations before the sale of receivables used cash of $36.0 million for the nine months ended September 28, 1997, compared to $157.5 million of cash provided for the corresponding period in 1996. This increased cash usage was principally the result of changes in working capital. Increased cash generation during 1996 resulted in the Corporation reducing its working capital at December 31, 1996, to a lower level than at the 1995 year end. The increase in working capital at September 28, 1997, from the lower base at December 31, 1996, was, as a result, higher than the increase in working capital at September 29, 1996, from the higher base at December 31, 1995. This is particularly evident with respect to inventories. Typically, the Corporation builds inventories during the first nine months of the year in order to support its historically higher sales in the fourth quarter of the year. This was the case at September 28, 1997, when the inventory build from the 1996 year-end level also included investments in inventories to improve service levels. However, as a result of the high level of inventory on hand at December 31, 1995, and the Corporation's focus on reducing those inventories during the early part of 1996, inventories at September 29, 1996, actually declined from the 1995 year-end level. In addition, the increase in accounts receivable, prior to the sale of receivables, at September 28, 1997, over the prior year end, compared to the slight decrease experienced at September 29, 1996, was principally the result of a higher level of sales in the third quarter of 1997.
     In addition, cash spending during the first nine months of 1997 in the amount of $19.5 million reduced the restructuring reserve from $37.7 million at December 31, 1996, to $18.2 million at September 28, 1997. The Corporation anticipates that the remaining restructuring reserve at September 28, 1997, will be substantially spent in 1997.
     Investing activities for the nine months ended September 28, 1997, used cash of $106.6 million compared to $94.4 million of cash used in the corresponding period in 1996, exclusive of the $413.8 million of net proceeds from the sale of PRC Inc. received in the first nine months of 1996.
     Financing activities provided cash of $328.2 million in the nine months ended September 28, 1997, compared to cash used of $20.7 million in the first nine months of 1996, exclusive of the $413.8 million in debt repayments which occurred in the first nine months of 1996 upon receipt of the net proceeds from the sale of PRC Inc. That higher level of cash generated from financing activities in the first nine months of 1997 over the corresponding period in 1996 was principally the result of borrowings to fund working capital increases at September 28, 1997, over the 1996 year-end level. Average debt maturity was
4.0 years at September 28, 1997, compared to 4.5 years at December 31, 1996.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, issuances of equity, and sales of receivables. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the nine months ended September 28, 1997, the Corporation experienced negative free cash flow of $166.0 million compared to positive free cash flow of $16.6 million for the corresponding period in 1996. This $182.6 million decrease in free cash flow during the first nine months of 1997 from the 1996 level was primarily the result of reduced cash flows from operating activities.
     As indicated in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, the Corporation is committed to continuous productivity improvement and, as part of its periodic strategic planning review, continues to evaluate additional opportunities for cost reduction. As part of the current strategic planning cycle, management is in the process of evaluating the productivity of each of its business units and product lines and its existing asset base with a view toward those actions that are in the best interest of the Corporation and its stockholders. There can be no assurance at this time as to the effect any such action, if taken by the Corporation, may have on the financial condition or results of operations of the Corporation.


FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including but not limited to: market acceptance of the significant new products introduced in 1997; the level of sales generated from these new products relative to expectation, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to achieve scheduled new product introduction timetables; unforeseen competitive pressures or other difficulty in penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing reorganization actions in progress or contemplated; and the continuation of modest economic growth in the United States and gradual improvement of the economic environment in Europe. The Corporation's ability to realize the anticipated benefits during 1997 of the existing restructuring program also could be affected by those factors identified in the discussion of the restructuring program in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of September 28, 1997, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
     Reference is made to the discussion in Item 1 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, in respect of the suits filed by the owners of a farm that is adjacent to the Corporation's Hampstead, Maryland facility. On July 8, 1997, the United States Court of Appeals for the Fourth Circuit upheld the decision of the United States District Court granting the

Corporation's motion to dismiss and entering summary judgment for the Corporation. On October 6, 1997, prior to the hearing before the Maryland Court of Special Appeals on plaintiffs' appeal of the Baltimore County Circuit Court decision granting summary judgment for the Corporation, the Corporation and the plaintiffs entered into a settlement agreement. In connection with the settlement agreement, the state court case has been dismissed.
     Reference is made to the discussion in Item 3 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, in respect of the suit filed by Emerson Electric Company ("Emerson") against the Corporation. The United States District Court for the Southern District of New York granted the Corporation's motion to dismiss Emerson's claims for fraud and negligent misrepresentation. The Court denied the Corporation's motion to dismiss Emerson's breach of contract and contribution claims. The Corporation intends to continue to defend vigorously against the allegations made in this matter. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
     Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

     11                    Computation of Earnings Per Share.

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

The Corporation did not file any reports on Form 8-K during the three-month period ended September 28, 1997.

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


                        THE BLACK & DECKER CORPORATION

                        By /s/ THOMAS M. SCHOEWE
                               Thomas M. Schoewe
                               Senior Vice President and Chief Financial Officer




                        Principal Accounting Officer

                        By /s/ STEPHEN F. REEVES
                               Stephen F. Reeves
                               Vice President and Controller




Date:  November  6, 1997