Form 10-K405
period 1997-12-31
BLACK & DECKER CORP
filed 1998-02-19
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                COMMISSION FILE NUMBER
   December 31, 1997                                              1-1553

                         THE BLACK & DECKER CORPORATION
             (Exact name of registrant as specified in its charter)

     Maryland                                           52-0248090
(State of Incorporation)                 (I.R.S. Employer Identification Number)

 Towson, Maryland                                         21286
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    410-716-3900

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
Common Stock, par value $.50 per share            New York Stock Exchange
                                                  Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1998, was $4,560,898,176.

The number of shares of Common Stock outstanding as of January 30, 1998, was 95,018,712.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.   BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS
       The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a global marketer and manufacturer of quality products used in and around the home and for commercial applications. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
            The Corporation is one of the world's leading producers of power tools, power tool accessories, and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The Corporation is a major global supplier of engineered fastening and assembly systems. The household products business is a major global competitor in the small electric household appliance industry. The Corporation is a worldwide leader in the manufacturing of steel golf club shafts and glass container-forming and inspection equipment. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources. As more fully described below under the caption "Recent Developments" and in Note 23 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in January 1998, the Corporation announced its planned divestiture of the household products business in North America, Latin America, and Australia, as well as its recreational products business, and glass container-forming and inspection equipment business.
            During 1995, the Corporation sold PRC Realty Systems, Inc. (RSI), and PRC Environmental Management, Inc. (EMI), for aggregate proceeds of approximately $100 million. In February 1996, the Corporation sold PRC Inc. to Litton Industries, Inc., for approximately $425 million. Together, PRC Inc., RSI and EMI composed the Corporation's former information technology and services (PRC) segment. For additional information about the discontinued PRC segment, see the discussion below under the caption "Discontinued Operations" and Note 12 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
            In April 1996, the Corporation replaced its former unsecured revolving credit facility, which was scheduled to expire in 1997, with a new unsecured revolving credit facility (the Credit Facility), which will expire in 2001. Under the Credit Facility, which consists of two individual facilities, the Corporation may borrow up to $1.0 billion. For additional information about the Credit Facility, see Note 8 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
           Under terms established upon the original sale of its Series B Cumulative Convertible Preferred Stock (Series B), the Corporation had the option, after September 1996, to require the conversion of the Series B stock into shares of Common Stock under certain circumstances. On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of Common Stock in exchange for all previously outstanding shares of Series B stock. In July 1997, the Corporation reclassified previously designated shares of Series A Junior Participating Preferred Stock and Series B Preferred Stock into undesignated Series Preferred Stock. For additional information, see Note 15 of Notes to Consolidated Financial Statements included in Item 8 of
       Part II of this report.

            During 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million ($74.8 million after tax). The major component of that restructuring charge related to the Corporation's elimination of approximately 1,500 positions. As a result, an accrual of $74.6 million for severance, principally associated with the European businesses in the Consumer and Home Improvement Products segment, was included in the 1996 restructuring charge. For additional information about the 1996 restructuring charge, see Notes 11 and 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations included in
       Item 7 of Part II of this report. As more fully described below under the caption "Recent Developments" and in Note 23 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in January 1998, the Corporation commenced an additional restructuring program, principally related to its worldwide power tools and accessories business, which is expected to be completed over the course of the next two years.

(b)    RECENT DEVELOPMENTS
       On January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
           The first element of the strategic repositioning is to focus the Corporation on its core operations, that is, those businesses that the Corporation believes are capable of delivering superior operating and financial performance. As a result, investment bankers have been retained to assist in selling the Corporation's non-strategic businesses. Those non-strategic businesses consist of the recreational products business, True Temper Sports; the glass container-forming and inspection equipment business, Emhart Glass; and the household products business in North America, Latin America, and Australia. The Corporation expects the divestitures of these businesses to be completed in 1998.
           The second element of the strategic repositioning plan is the repurchase of up to 10% of the Corporation's outstanding common stock over the next two years. A combination of net proceeds from the sale of divested businesses and cash flow from remaining operations are expected to be used to fund the stock repurchase program. Prior to receipt of proceeds from the sale of divested businesses, the Corporation also may utilize its existing borrowing facilities to fund a portion of the stock repurchase program.
           The third element of the strategic repositioning plan is a major restructuring program intended to reduce the Corporation's cost structure substantially. This program will be implemented over a period of two years and primarily relates to the worldwide power tools and accessories business. The estimated pre-tax cost of the program is approximately $250 million, of which approximately $200 million is expected to be recognized in the first quarter of 1998, with the balance recognized as the program progresses over the next two years. In addition to the restructuring charge, related expenses of approximately $60 million will be charged to operations over the next two years as the restructuring program progresses. These costs, which are incremental to the plans being implemented, do not qualify as exit costs under generally accepted accounting principles.

           As a consequence of the strategic repositioning plan, the Corporation has elected to change the basis upon which it evaluates goodwill for impairment effective January 1, 1998. The change, from the undiscounted cash flow basis to the discounted cash flow basis, will result in the write-off of approximately $900 million of goodwill through a non-cash charge to operations in the first quarter of 1998.
           For additional information about the strategic repositioning plan and the change in accounting with respect to the measurement of goodwill impairment, see Note 23 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of
       Part II of this report.

 (c)   DISCONTINUED OPERATIONS
       On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc., the remaining business in the discontinued PRC segment, for $425.0 million. Earnings from discontinued operations of $70.4 million for the year ended December 31, 1996, consisted primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million and related selling expenses. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through February 15, 1996, were not significant. The terms of the sale of PRC Inc. provided for an adjustment to the sales price, based upon the changes in the net assets of PRC Inc. through February 15, 1996. That adjustment was finalized in January 1998.
           The Corporation acquired the former PRC segment through its acquisition of Emhart Corporation in April 1989. Operating results, net assets, and cash flows of the discontinued PRC segment have been reported separately from the continuing operations of the Corporation in the Consolidated Financial Statements included in Item 8 of Part II of this report.
           Net earnings of the discontinued PRC segment were $70.4 million ($.73 per share on a diluted basis) in 1996 and $38.4 million ($.41 per share on a diluted basis) in 1995. The results of the discontinued PRC segment do not reflect any expense for interest allocated by or management fees charged by the Corporation.

(d)    FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
       As more fully described above under the caption "Recent Developments" and in Note 23 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in January 1998, the Corporation announced its planned divestiture of the recreational products business, True Temper Sports; the glass container-forming and inspection equipment business, Emhart Glass; and the household products business in North America, Latin America, and Australia. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations until their sale. Unless otherwise indicated, the following discussion pertains to the continuing operations of the Corporation -- including True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia -- and excludes any matters with respect to the discontinued PRC segment.

           The Corporation operates in two business segments: Consumer and Home Improvement Products, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial and Industrial Products, including fastening and assembly systems and glass container-forming and inspection equipment. See Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.
           Sales from continuing operations by product group within business segments are presented in the following table.

              1997 Sales by Product Group within Business Segments
                              (Millions of Dollars)

                                                                  Year Ended
                                                              December 31, 1997
                                                              Amount          %
          Consumer and Home Improvement Products             -------         ---
             Power Tools and Product Service                  $2,070         42%
             Household Products                                  669 (a)     13
             Security Hardware                                   574         12
             Accessories                                         342          7
             Outdoor Products                                    345 (b)      7
             Plumbing Products                                   242          5
                                                            --------       ----
             Total Consumer and Home Improvement Products      4,242         86%
          Commercial and Industrial Products                     699 (c)     14%
                                                            --------        ---
          Total Sales                                         $4,941        100%
                                                              ======        ===
          ------------------------------

          (a) Includes $588 million of sales of the household products business to be sold, that is, the household products business in North America, Latin America and Australia. The balance relates to the household products business in other geographic locations, to be retained by the Corporation.

          (b) Includes $83 million of sales of the recreational products business to be sold.

          (c) Includes $239 million of sales of the glass container-forming and inspection equipment business to be sold.

           There is no single class of product within the product groups listed in the above table that represents more than 10% of the Corporation's consolidated sales from continuing operations.
           Sales  for the year  ended  December  31,  1997,  to The  Home  Depot accounted  for  approximately  13% of  sales  in the  Consumer  and  Home
       Improvement Products segment. Sales to The Home Depot during 1997 represented approximately 11% of the Corporation's consolidated sales. The loss of this customer would have a material adverse effect on the Corporation.

(e)    NARRATIVE DESCRIPTION OF THE BUSINESS
       As more fully described above under the caption "Recent Developments" and in Note 23 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in January 1998, the Corporation announced its planned divestiture of the recreational products business, True Temper Sports; the glass container-forming and inspection equipment business, Emhart Glass; and the household products business in North America, Latin America, and Australia. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations until their sale. Unless otherwise indicated, the following discussion pertains to the continuing operations of the Corporation -- including True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia -- and excludes any matters with respect to the discontinued PRC segment.
           The following is a brief description of each of the business segments.

       CONSUMER AND HOME IMPROVEMENT PRODUCTS SEGMENT
       The Consumer and Home Improvement Products segment is composed of consumer (home use) and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service. Power tools include both corded and cordless electric portable power tools, such as drills, screwdrivers, saws, sanders, and grinders; car care products; Workmate(R) workcenters and related products; bench and stationary tools; and cordless lighting products. Accessories include accessories and attachments for power tools, and a variety of consumer-use fastening products, including stapling products. Household products include a variety of both corded and cordless small electric household appliances, including hand-held vacuums; irons; lighting products; food mixers, processors and choppers; can openers; blenders; coffeemakers; kettles; toasters and toaster ovens; wafflebakers; knives; breadmakers; and wet scrubbers. Security hardware includes both residential and commercial door hardware, including locksets, high-security and electronic locks and locking devices; door closers, hinges and exit devices; and master keying systems. Outdoor products include a variety of both corded and cordless electric lawn and garden products, such as hedge and yard (string) trimmers, lawn mowers, edgers, blower/vacuums, and related lawn and garden accessories. Outdoor products also include recreational products, which consist of a variety of steel and composite golf club shafts and bicycle and specialty tubing. Plumbing products include a variety of conventional and decorative faucets, shower heads, and bath accessories.
           Power tools, household products, electric lawn and garden tools, and related accessories are marketed around the world under the Black & Decker name as well as other trademarks and trade names, including, without limitation, DEWALT; Elu; Black & Decker Industry & Construction; VERSAPAK; Wood Hawk; Wizard; SandStorm; Workmate; Quantum Pro; Proline; Macho; TimberWolf; Cyclone; Sawcat; Trimcat; Scrugun; Scru-drill; Holgun; Paintmate; CutSaw; Spitfire; Wildcat; Shorty; Sawforce; PowerDriver; Quattro; Alligator; Powerfile; Guaranteed Tough; Controlled Finish System; Versa-Clutch; Air Station; Dustbuster; ScumBuster; FloorBuster; Spillbuster; Spacemaker; Quick `N Easy; Sure Steam; SurgeXpress; ProXpress; Stowaway; KT kitchentools; Flavor Scenter Steamer; Super Chopper; HandyChopper; Spatula Smart; All-In-One; Toast-R-Oven; Hideaway; Slice Right/SlimGrip; PowerPro; Brew `N Go; SnakeLight; SpotLiter; SafeLiter; Groom `N'

       Edge; Vac `N' Mulch; MasterVac; LeafBuster; AutoStop; Strimmer; StripeMaster; Lawn Raker; Black & Decker Hovermaster; Reflex; Hedge Hog; Grass Hog; Automatic Feed Spool-AFS; Series 20; Series 40; Series 60; B&D; Piranha; Piranha Pro; Rock Carbide; Bullet; Pilot-Point; Scorpion Anti-Slip; Magnetic Drill and Drive System; Master Series; Build-a-Set; and POP. Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, Kwikset;
       Kwikset Plus; TITAN; TITAN Commercial Series; TITAN Technologies; AccessOne; LockMinder; NightSight; Black & Decker; Black & Decker Plus; GEO; Lane; Astra; DOM; Diamant; Pentagon; NEMEF; and Corbin Co. Recreational products are marketed under the trademarks and trade names True Temper; Dynamic; Dynamic Gold; Dynalite; EI-70; Comet; Rocket; True Lite; SENSICORE; TT Lite; Release; Assailant; Endurance; and others. Plumbing products are marketed under the trademarks and trade names Price Pfister; Black & Decker; The Pfabulous Pfaucet With The Pfunny Name; The Pfabulous Pfaucet. Pforever.; The Pforever Pfaucet; Pfrequent Pfaucet; Pforever Pfinish; Pforever Seal; Pforever Warranty; The Professional Pfranchise Club; Genesis; Society Brass Collection; Bodyguard; Match Makers; Quick Trim; and others.
           The Corporation's product service program supports its power tools, electric lawn and garden products, and household products businesses. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 1997, there were approximately 150 such service centers, of which roughly two-thirds were located in the United States. The remainder were located around the world, primarily in Europe and Canada. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates a reconditioning center in which power tools and household appliances are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
           Most of the Corporation's consumer products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Consumer products sold outside the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.
           The  Corporation's   product  offerings  in  the  Consumer  and  Home
       Improvement Products segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some reconditioned power tools and household products are sold through company-operated service centers and factory outlets directly to end users. Certain security hardware products are sold to commercial, institutional, and industrial customers.
           The principal materials used in the manufacturing of products in the Consumer and Home Improvement Products segment are plastics, aluminum, copper, steel, bronze, zinc, brass, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in wire, sheet, bar, and strip stock form.
           The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 1997, the amount of product under commodity hedges was not material to the Corporation.
           As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. In addition, the Corporation carries on manufacturing operations in that country. China has been granted Most Favored Nation (MFN) status through July 3, 1998, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply and production arrangements in case the MFN status is not extended. Alternative sources of supply are available, or can be developed, for many of these products, and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's MFN status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Corporation over the long term. However, the Corporation believes that, in the event that China's MFN status is not extended or significant trade restrictions or tariffs are imposed, the impact would likely have significant negative effect on the operating results of the Corporation over the short term.
           Principal manufacturing and assembly facilities of the power tools and accessories, security hardware, and plumbing products businesses in the United States are located in Fayetteville, North Carolina; Easton and Hampstead, Maryland; Anaheim and Pacoima, California; Denison, Texas; Waynesboro, Georgia; and Bristow, Oklahoma. Principal manufacturing and assembly facilities located in the United States of the household products and recreational products businesses to be divested are located in Asheboro, North Carolina; and Amory and Olive Branch, Mississippi. Principal distribution facilities in the United States, other than those located at the manufacturing facilities listed above, are located in Fort Mill, South Carolina; and Rancho Cucamonga, California.
           Principal manufacturing and assembly facilities outside the United States of the power tools and accessories business, security hardware business, and household products business -- other than the household products business in Latin America and Australia, which are to be sold -- are located in Buchlberg and Bruhl, Germany; Molteno and Perugia, Italy; Spennymoor and Rotherham, England; Brockville, Canada; Mexicali, Mexico; Jurong Town; Singapore; Kuantan, Malaysia; Uberaba, Brazil; and Apeldoorn, Netherlands. The principal manufacturing facility of the household products business in Latin America to be sold by the Corporation in 1998, is located in Queretaro, Mexico. The principal distribution facility outside the United States, other than those located at the manufacturing facilities listed above, is located in Idstein, Germany.

            In connection with the strategic repositioning plan announced by the
       Corporation in January 1998, the worldwide power tools and accessories business has announced that it intends to close its manufacturing facilities in Brockville, Canada; Molteno, Italy; and Jurong Town, Singapore; and that it intends to announce the closure of an additional manufacturing facility over the next several months. Current power tool production at the plants to be closed will be transferred to other manufacturing sites within the worldwide power tools and accessories business.
            For  additional   information   with  respect  to  these  and  other
       properties owned or leased by the Corporation, see Item 2, "Properties."
           In 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million, of which $87.7 million related to the Consumer and Home Improvement Products segment. For additional information about the 1996 restructuring charge, see Notes 11 and 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of
       Part II of this report. As more fully described above under the caption "Recent Developments" and in Note 23 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in January 1998, the Corporation commenced an additional restructuring program, principally related to its worldwide power tools and accessories business.
           The Corporation holds various patents and licenses on many of its products and processes in the Consumer and Home Improvement Products segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
           The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
           A significant portion of the Corporation's sales in the Consumer and Home Improvement Products segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of household products and certain consumer power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment generally are not seasonal in nature but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
           The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, small electric household appliances, electric lawn and garden tools, security hardware, plumbing products, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

       COMMERCIAL AND INDUSTRIAL PRODUCTS SEGMENT
       The Corporation's fastening and assembly systems business manufactures an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, and assembly systems, specialty screws, prevailing torque nuts and assemblies, and insert systems. The fastening and assembly systems products are marketed under the trademarks and trade names Emhart Fastening Teknologies; Dodge; Gripco; Gripco Assemblies; HeliCoil; NPR; Parker-Kalon; POP; T-Rivet; Ultra-Grip; Tucker; Warren; Dril-Kwik; Parabolt; Jack Nut; KALEI; Plastifast; PLASTI-KWICK; POP-matic; POPNUT; Pop-sert; Swageform; Weldfast; Splitfast; and WELL-NUT.
           The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide. Some of these products are also sold through the Corporation's Consumer and Home Improvement Products segment.
           Products  are  marketed   directly  to  customers  and  also  through
       distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. Except for sales to automotive manufacturers, which historically schedule plant shutdowns during July and August of each year, there is little seasonal variation.
           The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, the Corporation is not materially dependent upon such patents or license rights with respect to its operations.
           Principal manufacturing facilities for the fastening and assembly systems business in the United States are located in Danbury and Shelton, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Mt. Clemens, Michigan. Principal facilities outside the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, strip and sheet metals, and chemical compounds, plastics, and rubber. These materials are readily available from a number of suppliers.
           The Corporation manufactures a variety of automatic, high-speed machines for the glass container-forming industry, including machines for supplying molten glass for the feeding and forming processes and electronic inspection equipment for monitoring quality levels. These machines are used in producing bottles, jars, tumblers, and other glass containers primarily for food, beverage, pharmaceutical, and household products packaging. The Corporation also provides replacement parts and a variety of engineering, repairing, rebuilding, and other services to the glass container-making industry throughout the world, and these activities generate nearly two-thirds of the sales in this business. These products and services are marketed principally under the trademarks and trade names Emhart; Emhart Glass; Powers; FLEX-LINE; T-600 Forming Control System; Verti-Flow Cooling Systems; PowerNET; QualiTrac; TIM; and Total Inspection Machine.

           The Corporation sells glass container-forming and inspection equipment and replacement parts primarily through its own sales force directly to glass container manufacturers throughout the world. The business is not dependent on one or a few customers, the loss of which would have a material adverse effect on operating results of the business.
           Some domestic manufacturers and a number of foreign manufacturers compete with the Corporation in the manufacture and sale of various types of glass container-forming and inspection equipment. However, the Corporation believes that it is a leading supplier and offers the most complete line of glass container-forming and inspection machinery, parts, and service. In recent years, the glass container-forming and inspection equipment business has experienced the effects of increased competition with packaging applications of plastic and other non-glass containers. Important competitive factors are price, technological and machine performance features; product reliability; and technical and application engineering services. There is little seasonal variation in this business.
           In 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million, of which $3.6 million related to the Commercial and Industrial segment. For additional information about the 1996 restructuring charge, see Notes 11 and 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.
           The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the glass container-forming and inspection equipment business. While the Corporation considers those patents, trademarks, and license rights to be valuable, this business is not materially dependent upon such patents or license rights with respect to its operations.
           The principal glass container-forming and inspection equipment manufacturing facility in the United States is located in Windsor, Connecticut. Principal manufacturing facilities outside the United States are located in Orebro and Sundsvall, Sweden. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The principal raw materials required for the glass container-forming and inspection equipment business are steel, iron, copper and copper-based materials, aluminum and refractory materials, and electronic components. Manufactured parts are purchased from a number of suppliers. All such materials and components are generally available in adequate quantities.

       BACKLOG
       The following is a summary of total backlog by business segment as of the referenced dates.

       (Millions of Dollars)                                   December 31,
                                                           1997           1996
                                                           ----           ----
       Consumer and Home Improvement Products              $ 85           $ 71
       Commercial and Industrial Products                   132            145
                                                           ----           ----
                  Total Backlog                            $217           $216
                                                           ====           ====

           None of the backlog at December 31, 1997, or at December 31, 1996, included unfunded amounts.

       OTHER INFORMATION
       The Corporation's product development program in the United States for the Consumer and Home Improvement Products segment is coordinated from the Corporation's headquarters in Towson, Maryland, for power tools and accessories; from Shelton, Connecticut, for household products; from Anaheim, California, for residential security hardware; and from Pacoima, California, for plumbing products. Outside the United States, product development activities for power tools and accessories and household products are coordinated from Slough, England, and are carried on at facilities in Spennymoor, England; Brockville, Canada; Molteno, Italy; and Idstein, Germany.
           Product development activities for the Commercial and Industrial Products segment are currently carried on at various product or business group headquarters or at principal manufacturing locations as previously noted.
           Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
           As of December 31, 1997, the Corporation employed approximately 28,600 persons in its operations worldwide. Approximately 1,800 employees in the United States are covered by collective bargaining agreements. During 1997, several collective bargaining agreements in the United States were negotiated without material disruption to operations. A number of other agreements are scheduled for negotiation during 1998. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. With respect to the Corporation's ongoing operations, operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. A brief work stoppage was experienced in early 1998 at the Corporation's manufacturing facility in Molteno, Italy, when workers learned that the facility was to be closed.
           The Corporation's operations worldwide are subject to certain foreign, federal, state, and local environmental laws and regulations. In recent years, many state and local governments have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, it has not materially increased capital expenditures and has not had a material adverse effect on the Corporation.
           Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 1997, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 22 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
           To minimize the Corporation's potential liability, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, appropriate liability accruals have been established by the Corporation. As of December 31, 1997, the Corporation's aggregate probable exposure with respect of environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $43.2 million. With respect to environmental liabilities, unless otherwise noted below, the Corporation does not believe that its liability with respect to any individual site will exceed $10.0 million.
           Pursuant to the terms of the Corporation's agreement to sell the Bostik chemical adhesives business to Orkem S.A., the Corporation agreed to indemnify Orkem against costs incurred or claims made with respect to environmental matters at Bostik facilities within four years from the date of sale to the extent that the aggregate costs and claims exceeded $5.0 million, provided, however, that the Corporation's total liability to Orkem for all environmental matters with respect to Bostik facilities shall not exceed $10.0 million. By letter dated November 22, 1993, Orkem's successor in interest ("Total, S.A.") notified the Corporation that within the four-year period following the closing it had incurred costs of approximately $5.4 million and demanded payment of the amount in excess of $5.0 million. Total, S.A. also demanded indemnification for a number of environmental conditions identified in its letter, the cost of which it estimated would exceed the $10.0 million limitation of the Corporation's indemnification obligation. During the last several years the Corporation and Total, S.A. have continued to review the indemnification claims and, subsequent to December 31, 1997, the Corporation and Total, S.A. entered into a settlement agreement pursuant to which all remaining claims were resolved.
           In 1985, as a consequence of investigations stemming from an underground storage tank leak from a nearby gas station, the Corporation discovered certain groundwater contamination at its facility located in Hampstead, Maryland. Upon discovery of the groundwater contamination, the Corporation, in cooperation with the Department of Environment of the State of Maryland (MDE), embarked on a program to remediate groundwater contamination and to prevent the migration of contaminants, including installation of an air stripping system designed to remove contaminants from groundwater. The Corporation, in cooperation with MDE, conducted extensive investigations as to potential sources of the groundwater contamination. Following submission of the results of its investigations to MDE, the Corporation proposed to expand its groundwater remediation system and also proposed to excavate and remediate soils in the vicinity of the plant that appear to be a source area for certain contamination. The Corporation has received all permits necessary to operate its expanded groundwater treatment facility at the Hampstead facility, and the system is fully operational.

           In 1988, J.C. Rhodes, a former subsidiary of Emhart Industries, Inc., was notified by both the EPA and the State of Massachusetts that it was considered a PRP with regard to the Sullivan's Ledge site in New Bedford, Massachusetts. Emhart and 11 other companies formed a PRP group to respond to the EPA's and Massachusetts' demands, and, in September 1990, executed a Consent Order to perform the remedial action recommended by the EPA in its Record of Decision. The remedial action is now underway.
           A second area of the Sullivan's Ledge site, known as Middle Marsh, was investigated by the EPA; and a Record of Decision was issued in September 1991. In September 1992, Emhart, 11 other companies, and the City of New Bedford, Massachusetts, executed a Consent Order to perform the remediation required in the Middle Marsh section of the site. At this time, Emhart's estimated liability for remediation cost at the Sullivan's Ledge site is estimated at $2.0 million.
           The Corporation has been investigating certain environmental matters at its NEMEF security hardware facility in the Netherlands. The NEMEF facility has been a manufacturing operation since 1921. During building construction in 1990, soil and groundwater contamination was discovered on the property. Investigations to understand the full extent of the contamination were undertaken at that time, and those investigations are continuing. The Corporation is continuing to work with consultants and local authorities to develop a comprehensive remediation plan in conjunction with neighboring property owners.
           In the opinion of management, the costs of compliance with respect to the matters set forth above and other remedial costs have been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation. The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.

(f)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
       OPERATIONS
       Reference is made to Note 18 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Areas", included in Item 8 of Part II and to the section entitled "Business Segments" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(g) EXECUTIVE OFFICERS AND OTHER SENIOR OFFICERS OF THE CORPORATION The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years is set forth below.

       Nolan D. Archibald - 54
       Chairman, President, and Chief Executive Officer;
           January 1990 - present.

       Joseph Galli - 39
       Executive Vice President and President -
         Power Tools and Accessories Group,
           December 1996 - present;
       Group Vice President and President - Power Tools and Accessories,
           March 1996 - December 1996;
       Group Vice President and President - Power Tools,
           October 1995 - March 1996;
       Vice President and President - North American Power Tools,
           October 1993 - October 1995;
       President - U.S. Power Tools,
           February 1993 - October 1993;
       Vice President Sales and Marketing - U.S. Power Tools,
           May 1991 - February 1993.

       Paul A. Gustafson - 55
       Executive Vice President and President -
         Fastening and Assembly Systems Group,
           December 1996 - present;
       Group Vice President and President - Emhart Fastening Teknologies,
           July 1996 - December 1996;
       President - Emhart Fastening Teknologies,
           April 1990 - July 1996.

       Dennis G. Heiner - 54
       Executive Vice President and President - Security Hardware Group,
           January 1992 - present.

       Michael P. Hoopis - 46
       Executive Vice President and President - Household Products Group,
           December 1996 - present;
       Group Vice President and President - Worldwide Household Products Group,
           July 1996 - December 1996;
       President - Price Pfister,
           May 1992 - July 1996.

       Charles E. Fenton - 49
       Senior Vice President and General Counsel,
           December 1996 - present;
       Vice President and General Counsel,
           May 1989 - December 1996.

       Barbara B. Lucas - 52
       Senior Vice President - Public Affairs and Corporate Secretary,
           December 1996 - present;
       Vice President  - Public  Affairs  and  Corporate  Secretary,
           July 1985 - December 1996.

       Thomas M. Schoewe - 45
       Senior Vice President and Chief Financial Officer,
           December 1996 - present;
       Vice President and Chief Financial Officer,
           October 1993 - December 1996;
       Vice President - Finance,
           January 1990 - October 1993.

       Leonard A. Strom - 52
       Senior Vice President - Human Resources,
           December 1996 - present;
       Vice President - Human Resources,
           May 1986 - December 1996.

       Ronald B. Cooper - 43
       Vice President and President - Plumbing Products,
           December 1996 - present;
       President - Price Pfister,
           August 1996 - December 1996;
       President - Accessories,
           March 1996 - August 1996;
       President and Chief Executive Officer - Interrealty Company,
           March 1995 - September 1995;
       President, Commercial Systems Group - PRC;
           August 1992 - March 1995.

       Scott C. Hennessy - 38
       Vice President and President - Recreational Products,
           December 1996 - present;
       General Manager and President - True Temper Sports,
           January 1996 - December 1996;
       Vice President Sales and Marketing - True Temper Sports,
           August 1994 - January 1996;
       Vice President Sales and Marketing - North American  Accessories,
           October 1990 - August 1994.

       Stephen F. Reeves - 38
       Vice President and Controller,
           September 1996 - present;
       Corporate Controller,
           May 1994 - September 1996; Senior Manager - Ernst & Young LLP, October 1988 - April 1994.

       James J. Roberts - 39
       Vice President and Vice President/General Manager - U.S. Accessories,
           December 1996 - present;
       Vice President and General Manager - U.S. Accessories,
           August 1996 - December 1996;
       Vice President and General Manager - Professional Power Tools, Europe,
           April 1994 - August 1996;
       Vice President Sales and Marketing - U.S. Consumer Power Tools,
           April 1993 - April 1994;
       Vice President Marketing - U.S. Power Tools,
           June 1991 - April 1993.

       Mark M. Rothleitner - 39
       Vice President and Treasurer,
           March 1997 - present;
       Treasurer - Dresser Industries, Inc.,
           December 1996 - March 1997;
       Assistant Treasurer, International,
           June 1994 - December 1996;
       Director, International Treasury,
           January 1991 - June 1994.

       Edward J. Scanlon - 43
       Vice President and Vice President/General Manager - The Home Depot
         Division, Power Tools and Accessories Group,
           December 1997 - present;
       Senior Vice President Sales - North American Power Tools & Accessories,
           August 1995 - December 1997;
       Vice President Sales - Home Depot Division,
           February 1994 - August 1995;
       Vice President  Sales -  Industrial/Construction,
           January 1992 - February 1994.

       John W. Schiech - 39
       Vice President and Vice President/General Manager -
         North American Professional Power Tools,
           December 1997 - present;
       Vice President and General Manager - Professional Power Tools,
           October 1995 - December 1997;
       Vice President Engineering - North American Power Tools,
           July 1994 - October 1995;
       Product  Development  Manager - European  Power  Tools,
           July 1991 - July 1994.

       Kurt E. Siegenthaler - 55
       Vice President and President -
         Glass Container-Forming and Inspection Equipment,
           December 1996 - present;
       President - Emhart Glass,
           July 1993 - December 1996;
       President - Packaging Technology Division SIG, Schweizerische
         Industrie-Gesellschaft,
           April 1989 - June 1993.

       Frederik B. van den Bergh - 52
       Vice President and President - Europe,
         Power Tools and Accessories Group,
           July 1997 - present;
       Executive Vice President, Coleman Company Inc., and President,
         Coleman International,
           May 1996 - July 1997;
       Member, Board of Management, Braun A.G. Business Management and
         Group Sales,
           April 1992 - May 1996;
       Vice President,  Black & Decker Europe,  Commercial Operations,
           September 1986 - April 1992.



(h)    FORWARD LOOKING STATEMENTS
       This Annual Report on Form 10-K includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1997 and scheduled for introduction in 1998; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables for new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning plan described above under the caption "Recent Developments"; and the continuation of modest economic growth in the United States and gradual improvement in the economic environment in Europe and Asia.
           In addition to the foregoing, the Corporation's ability to realize the anticipated benefits during 1998 and in the future of the restructuring program undertaken in 1996 and to be undertaken as part of the strategic repositioning of the Corporation is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to achieve certain sales and profitability targets and cash flow projections also is dependent upon the Corporation's ability to identify appropriate selected acquisitions that are complementary to the repositioned business units at acquisition prices that are consistent with these objectives.
           There can be no assurance that the Corporation will consummate the sales of the household products business in North America, Latin America, and Australia, the recreational products business, and the glass container-forming and inspection equipment business. Further, the Corporation's ability to realize the aggregate net proceeds from the sales of such businesses in excess of $500 million is dependent upon market conditions at the time of these sales.
           The incremental costs of the Year 2000 project and the time by which the Corporation believes it will complete the Year 2000 modifications, as well as new systems initiatives that are Year 2000 compliant, are based upon management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.



ITEM 2.   PROPERTIES

The Corporation and its subsidiaries operate 50 manufacturing facilities around the world, including 25 located outside the United States in 13 foreign countries. The major properties associated with each business segment are listed in Narrative Description of the Business in Item 1(e) of Part I of this report.
     The Corporation owns most of its facilities with the exception of the following major leased facilities.
     In the United States: Mt. Clemens, Michigan; Amory, Mississippi; Shelton, Connecticut; and Towson, Maryland.
     Outside the United States: Rotherham, England; Kuantan, Malaysia; and Mexicali, Mexico.
     Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant which is located on leased land in Jurong Town, Singapore.
     As more fully described in Item 1 of this report and in Note 23 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, the Corporation recently announced that it would close its manufacturing facilities in Brockville, Canada; Molteno, Italy; and Jurong Town, Singapore; and would announce the closure of an additional manufacturing facility over the next several months. In addition, the Corporation announced that it would sell the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia.
     The Corporation's average utilization rate for its manufacturing facilities for 1997 was in the range of 75% to 85%. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
     Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3.   LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     As previously noted under Item 1(e) of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
     In connection with the Corporation's sale of its former PRC subsidiary to Litton Industries, Inc. in 1996, the Corporation agreed to indemnify Litton for various liabilities, including liabilities relating to the matter described in the following paragraph. Litton has made a number of indemnification claims under the terms of the agreement relating to the sale of PRC and the Corporation, Litton and PRC are continuing to discuss those claims. The Corporation has acknowledged its responsibility for certain claims and has denied responsibility for others. In the opinion of management, the resolution of those indemnification claims that have been made by Litton to date will not have a material adverse effect on the Corporation.
     In 1990, the Corporation's former PRC subsidiary was served by the Inspector General of the United States Department of Defense with a subpoena for documents from the period 1986 to 1990 in connection with a criminal investigation of bid and proposal cost charging practices of certain divisions of PRC. Since that date, PRC has been served with two additional Inspector General subpoenas for marketing and proposal-related documents. During 1992, PRC and some former employees also received grand jury subpoenas issued by the United States District Court for the Eastern District of Virginia. During 1993, PRC received an additional subpoena from the grand jury directing PRC to provide information concerning the procurement and government property management functions of certain divisions of PRC. In 1996, the United States Attorney advised PRC that the criminal investigation had concluded without further action and the matter was transferred to the Civil Division of the Department of Justice. In connection with the Corporation's sale of PRC to Litton Industries, Inc. in 1996, the Corporation agreed to indemnify Litton for various liabilities, including liabilities relating to the matters subject to the foregoing subpoenas. In November 1997, PRC and the United States Government settled this matter.
     In 1996, Emerson Electric Company ("Emerson") filed suit against the Corporation in the United States District Court for the Southern District of New York (Emerson Electric Co. v. Black & Decker Inc. et al., No. 96Civ 4334) alleging that the Corporation made false representations in connection with the sale of the Mallory Controls business to Emerson in 1991. Emerson's suit includes claims for negligent misrepresentation and fraud as well as breach of contract, and asserts liability for contribution relating to the settlement by Emerson of a suit arising out of the Mallory Controls business. Emerson seeks damages in the amount of $15 million on the negligent misrepresentation, fraud and breach of contract claims, and damages of not less than $8 million on the contribution claim.
     In October 1997, the United States District Court for the Southern District of New York granted the Corporation's motion to dismiss Emerson's claims for fraud and negligent misrepresentation and denied the Corporation's motion to dismiss Emerson's breach of contract and contribution claims. The Corporation believes that Emerson's claims are without merit and intends to defend vigorously against the allegations made in this matter. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
     In 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed suit in the Superior Court in Massachusetts against the Corporation and certain of its subsidiaries seeking a declaratory judgment that various insurance policies issued by Liberty Mutual to the Corporation did not cover liability and expenses relating to certain on-site and off-site environmental contamination. The Corporation and subsidiary defendants removed the case to the United States District Court for the Eastern District of Massachusetts (Liberty Mutual Insurance Company v. The Black & Decker Corporation et al., No. 96-10804-DPW), and filed a counterclaim asserting, among other things, bad faith, unlawful business practices and breach of contract on the part of Liberty Mutual. This case is currently proceeding pursuant to a Scheduling Order entered by the Court and is still in the discovery stage.
     In 1996, the Corporation filed a separate suit in the Circuit Court for Baltimore County, Maryland against Liberty Mutual and certain other primary and excess insurance carriers (Black & Decker (U.S.) Inc. et al. v. Liberty Mutual Insurance Company et al. (03-C-96-003801)) asserting that various insurance policies issued by Liberty Mutual and the other carriers cover indemnity and expenses associated with groundwater and soil contamination claims alleged to have occurred at the Corporation's Hampstead, Maryland facility. In December 1996, Liberty Mutual filed a counterclaim with the Circuit Court incorporating the allegations made in the suit pending in the United States District Court for the Eastern District of Massachusetts and seeking, in effect, to transfer the Massachusetts litigation to Baltimore County. A motion to strike the counterclaim or, in the alternative, to dismiss or stay the counterclaim was granted by the Circuit Court for Baltimore County with the counterclaim and crossclaims asserted by the defendants having been dismissed. This case is currently proceeding under a Case Management Order and fact discovery was completed in January 1998.
     In October 1997, the Consumer Product Safety Commission ("CPSC") filed an administrative complaint against the Corporation seeking an order requiring the Corporation to give public notice of a fire hazard associated with the T1000 Type 1 Horizontal Toaster and an order requiring the Corporation to provide an adequate remedy for the T1000 Type 1 Horizontal Toaster. Prior to the filing of the complaint by the CPSC, the Corporation had recalled the T1000 Type 1 Horizontal Toaster and given public notice of the safety hazards associated with the product. The CPSC has claimed that the Corporation's notice and remedy are inadequate. The Corporation and the CPSC are proceeding with discovery in this matter. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
     In the opinion of management, amounts accrued for awards or assessments in connection with the matters specified above and in Item 1(e) of Part I of this report with respect to environmental matters and other litigation and administrative proceedings to which the

Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.
     As of December 31, 1997, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with the matters specified above and in Item 1(e) of Part I of this report with respect to environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




                                     PART II


ITEM 5.      MARKET FOR THE COMPANY STOCK AND RELATED SECURITY
             HOLDER MATTERS

(a)    MARKET INFORMATION
       The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.

           The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

        ----------------------------------------------------------------------
        Quarter                         1997                      1996
        -------                         ----                      ----
        January to March         $34-7/8    to $30         $38-1/4  to $30-3/4
        April to June            $37-1/2    to $29-5/8     $44-1/4  to $35-1/8
        July to September        $43-7/16   to $36-3/8     $42-3/8  to $32-7/8
        October to December      $41-13/16  to $35-3/4     $42-1/2  to $29
        ----------------------------------------------------------------------

(b)    HOLDERS OF THE CORPORATION'S CAPITAL STOCK
       As of January 30, 1998, there were 19,328 holders of record of the Corporation's Common Stock.

 (c)   DIVIDENDS
       The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends necessarily will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facility does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
           Quarterly dividends per common share for the most recent two years are as follows:

           ----------------------------------------------------------
           Quarter                                     1997      1996
           -------                                     ----      ----
           January to March                            $.12      $.12
           April to June                                .12       .12
           July to September                            .12       .12
           October to December                          .12       .12
                                                       ----      ----
                                                       $.48      $.48
                                                       ====      ====
           ----------------------------------------------------------

           For the first three quarters in 1996, the Corporation declared a dividend of approximately $2.9 million on its shares of Series B Cumulative Convertible Preferred Stock (Series B). On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of Common Stock in exchange for the 150,000 shares of Series B stock previously outstanding. Dividends of approximately $.4 million relating to the period from September 29, 1996, through October 13, 1996, were paid to the holder of the Series B stock. During the most recent two years, no other dividends were declared or paid in respect of shares of preferred stock of the Corporation.

       Common Stock:          150,000,000 authorized, $.50 par value, 94,842,544
                              shares and 94,248,807 shares outstanding as of December 31, 1997 and 1996, respectively.

       Preferred Stock:       5,000,000 authorized, without par value, no shares
                              outstanding as of December 31, 1997 and 1996.

(d)    ANNUAL MEETING OF STOCKHOLDERS
       The 1998 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 28, 1998, at 8:30 a.m. at the Radisson Riverfront Hotel, 2 Tenth Street, Augusta, Georgia 30901.

ITEM 6.   SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(Millions of Dollars Except Per Share Data)

                                                 1997          1996(a)      1995(b)        1994        1993(c)
---------------------------------------------------------------------------------------------------------------
Sales                                          $4,940.5      $4,914.4       $4,766.1     $4,365.2    $4,121.5
Earnings from continuing operations               227.2         159.2          216.5         89.9        64.1
Earnings from discontinued operations (d)            --          70.4           38.4         37.5        31.1
Extraordinary items                                  --            --          (30.9)          --          --
Cumulative effects of changes in
   accounting principle                              --            --             --           --       (29.2)
Net earnings                                      227.2         229.6          224.0        127.4        66.0

Net earnings per common share - basic (e):
     Continuing operations                         2.40          1.69           2.39          .93         .63
     Discontinued operations                         --           .79            .45          .45         .37
     Extraordinary items                             --            --           (.36)          --          --
     Cumulative effects of accounting
        changes                                      --            --             --           --        (.35)
Net earnings per common share - basic              2.40          2.48           2.48         1.38         .65

Net earnings per common share - assuming
   dilution (e):
     Continuing operations                         2.35          1.66           2.29          .92         .62
     Discontinued operations                         --           .73            .41          .44         .37
     Extraordinary items                             --            --           (.33)          --          --
     Cumulative effects of accounting
       changes                                       --            --             --           --        (.35)
Net earnings per common share - assuming
   dilution                                        2.35          2.39           2.37         1.36         .64

Total assets                                    5,360.7       5,153.5        5,545.3      5,264.3     5,166.8
Long-term debt                                  1,623.7       1,415.8        1,704.5      1,723.2     2,069.2
Cash dividends per common share                     .48           .48            .40          .40         .40
--------------------------------------------------------------------------------------------------------------

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

(d) Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued PRC segment. The earnings of the discontinued PRC segment do not reflect any charge for interest allocated to that segment by the Corporation. For additional information about the discontinued PRC segment, see the discussion under the caption "Discontinued Operations" included in Item 1(c) of Part I of this report and Note 12 of Notes to Consolidated Financial Statements included in
    Item 8 of Part II of this report.

(e) Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. As a result, earnings per share amounts for 1993 through 1996 have been restated, where appropriate, to conform with the requirements of SFAS No. 128.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Corporation reported net earnings of $227.2 million or $2.35 per share on a diluted basis for the year ended December 31, 1997, compared to net earnings of $229.6 million or $2.39 per share on a diluted basis in 1996.
     Earnings from continuing operations before income taxes rose from $294.0 million, excluding restructuring charges, in 1996 to $349.5 million in 1997. Earnings from continuing operations, excluding the 1996 restructuring charge of $91.3 million ($74.8 million after tax) and the $10.6 million decrease in income tax expense that occurred in 1996 as a result of the Corporation's reduction in its deferred tax asset valuation allowance, increased from $223.4 million ($2.32 per share on a diluted basis) in 1996 to $227.2 million ($2.35 per share on a diluted basis) in 1997. This increase occurred despite a sharp increase in 1997 in the Corporation's reported tax rate.
     A comprehensive strategic repositioning plan, designed to intensify focus on core operations and improve operating performance, was approved by the Corporation's Board of Directors on January 26, 1998. The plan, more fully described below under the heading "Subsequent Events" and in Note 23 of Notes to Consolidated Financial Statements, includes the following components: (i) divestiture of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia; (ii) the repurchase of up to 10% of the Corporation's outstanding common stock; and (iii) a restructuring of remaining businesses. The restructuring program is expected to take approximately two years to complete and to result in a pre-tax charge of approximately $250 million. Approximately $200 million of the total pre-tax restructuring charge is expected to be recognized in the first quarter of 1998, with the balance to be recognized over the remaining course of the program.
     Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment. The effect of this accounting change will result in a write-off of approximately $900 million of goodwill through a non-cash charge to operations in the first quarter of 1998.


CONTINUING OPERATIONS

SALES
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 1997, 1996, and 1995.

Analysis of Changes in Sales of Continuing Operations

For the Year Ended December 31,
--------------------------------------------------------------------------------
(Dollars in Millions)            1997                1996                1995
--------------------------------------------------------------------------------
Total sales                    $4,941              $4,914              $4,766
Unit volume                         5%                  5%                  6%
Price                              (1)%                (1)%                 1%
Currency                           (3)%                (1)%                 2%
--------------------------------------------------------------------------------
Change in total sales               1%                  3%                  9%
================================================================================

     Total sales for the year ended December 31, 1997, were $4.94 billion, which represented a 1% increase over 1996 sales of $4.91 billion. During 1997, unit volume grew 5% over the sales level in 1996. The 1997 growth in unit volume occurred in both the Consumer and Home Improvement Products (Consumer) segment and the Commercial and Industrial Products (Commercial) segment.
     Total sales for the year ended December 31, 1996, were $4.91 billion, which represented a 3% increase over 1995 sales of $4.77 billion. During 1996, unit volume grew 5% over the sales level in 1995. The 1996 growth in unit volume occurred in both the Consumer and Commercial segments.


EARNINGS

Operating income as a percentage of sales was 9.9% for 1997 compared to 7.3% and 8.9% for 1996 and 1995, respectively. Excluding the $91.3 million restructuring charge recognized in 1996, operating income as a percentage of sales was 9.9% for 1997 compared to 9.1% and 8.9% for 1996 and 1995, respectively.
     Gross margin as a percentage of sales for 1997 was 35.9% compared to 35.8% for 1996 and 36.7% for 1995. Gross margin in 1997 compared to that of the prior year was adversely affected by selective price reductions, particularly in the domestic power tools and accessories and household products businesses; pricing constraints due to competitive pressures; currency-related cost pressures that resulted from stronger currencies in countries in which certain products are manufactured relative to currencies of countries in which those products are sold; and the decline in sales of the higher margin SnakeLight(R) flexible flashlight. These negative impacts on gross margin were offset by higher production volumes and better-than-average margins on new products introduced during 1997. The currency-related cost pressures have been partially mitigated by the hedge program as more fully described below under the heading "Hedging Activities" and in Note 9 of Notes to Consolidated Financial Statements. The Corporation will experience increased margin pressure at current exchange rates when hedges, which it entered into prior to the current appreciation of certain currencies in jurisdictions in which it manufactures, expire.
     The decrease in gross margin for 1996 from the prior year's level was primarily attributable to several factors. First, actions taken in 1996 to reduce inventories from the high level at the end of 1995 resulted in lower production volumes during 1996, and the associated lower overhead absorption negatively affected gross margin. Second, competitive pressures did not permit the businesses to institute certain price increases and, in some cases, caused the businesses to reduce prices from the prior year's level. Gross margin also was negatively affected by manufacturing inefficiencies, including those associated with new manufacturing facilities, and changes in the mix of products sold in 1996.
     Selling, general, and administrative expenses as a percentage of sales were 25.9% for 1997 compared to 26.6% for 1996 and 27.8% for 1995. The improvements in 1997 compared to 1996 and in 1996 compared to 1995 were the result of cost reduction initiatives, the leverage effects of higher sales volumes on fixed and semi-fixed costs, and benefits from the 1996 restructuring program.

     Net interest expense (interest expense less interest income) was $124.6 million in 1997 compared to $135.4 million in 1996 and $184.4 million in 1995. The lower net interest expense for 1997 compared to 1996 was primarily the result of reduced debt levels coupled with a lower average interest rate inherent in the debt portfolio. The lower net interest expense for 1996 compared to 1995 was primarily due to lower debt levels in 1996. Those lower debt levels resulted from debt repayments early in 1996 with the sales proceeds of the discontinued PRC segment and from improved operating cash flow during 1996.
     As more fully described in Note 13 of Notes to Consolidated Financial Statements, during 1996 and 1995, the Corporation reversed a portion of the deferred tax asset valuation allowance based on its projection of future taxable earnings in the United States, including, for 1995, the impact of the then-pending sale of PRC Inc. The effect of this reduction in the deferred tax asset valuation allowance was to decrease 1996 and 1995 income tax expense by $10.6 million and $65.0 million, respectively.
     Excluding the effect of the $16.5 million income tax benefit associated with the restructuring charge in 1996 and the effects of the $10.6 million and $65.0 million income tax benefits that resulted from the reductions of its deferred tax asset valuation allowance in 1996 and 1995, respectively, the reported tax rate on continuing operations was 35% in 1997 compared to 24% in 1996 and 33% in 1995. The increase in the effective tax rate in 1997 resulted from the fact that, by the end of 1996, the Corporation had fully recognized the benefit of domestic deferred tax assets, exclusive of foreign tax credits, for financial reporting purposes. The benefit of the previously unrecognized deferred tax assets had lowered the domestic portion of tax expense for 1996 as well as for a number of prior years. Contributing to the lower tax rate for 1996 compared to 1995 were higher taxable earnings in the United States and a change in the mix of operating income outside the United States from subsidiaries in higher-rate tax jurisdictions to subsidiaries in lower-rate tax jurisdictions or subsidiaries that profit from the utilization of net operating loss carryforwards. An analysis of taxes on earnings is included in Note 13 of Notes to Consolidated Financial Statements.


BUSINESS SEGMENTS

The Corporation operates in two business segments: Consumer, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial, including fastening and assembly systems and glass container-forming and inspection equipment.
     As more fully described below under the heading  "Subsequent Events" and in
Note 23 of Notes to Consolidated Financial Statements, in January 1998, the Corporation announced its planned divestiture of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia. The Corporation's consolidated sales and operating income, as well as its sales and operating income by business segment for all periods presented, include the results of businesses to be divested.

Sales and Operating Income by Business Segment
                                                                    For the Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                                         1997                1996                1995
--------------------------------------------------------------------------------------------------------------
Consumer
Total sales                                               $  4,242            $  4,212            $  4,076
Operating income                                               401                 273                 348
Operating income excluding restructuring
   costs and goodwill amortization                             449                 411                 400
Commercial
Total sales                                                    699                 702                 690
Operating income                                                82                  76                  75
Operating income excluding restructuring
   costs and goodwill amortization                              98                  96                  92
Corporate and Eliminations
Operating income                                                 6                   8                   3
--------------------------------------------------------------------------------------------------------------
Total sales                                               $  4,941            $  4,914            $  4,766
Total operating income                                    $    489            $    357            $    426
Total operating income excluding restructuring
   costs and goodwill amortization                        $    553            $    515            $    495
==============================================================================================================


Consumer and Home Improvement Products

The following chart provides an analysis of the change in sales for the year ended December 31, 1997, compared to the year ended December 31, 1996, by geographic area within the Consumer segment.

                    United                                              Total
                    States            Europe            Other          Consumer
--------------------------------------------------------------------------------
Unit volume            6%                5%              --%                5%
Price                 (2)%              (1)%             --%               (1)%
Currency              --%               (9)%             (2)%              (3)%
--------------------------------------------------------------------------------
Total Consumer         4%               (5)%             (2)%               1%
================================================================================
     Total sales in the Consumer segment for 1997 were 1% higher than in 1996, with unit volume up 5% over the 1996 level. Sales in the United States increased by 4% over the prior year's level, reflecting a 6% increase in unit volume, partially offset by a 2% decline in price. The 2% price decline from the 1996 level was primarily due to price reductions taken in the household products and the power tools and accessories businesses.
     Unit volume in the United States increased by 6% in 1997 over the 1996 level principally as a result of strong unit volume growth in the power tools and accessories and security hardware businesses, partially offset by a unit volume decline in the household products business. The 1997 unit volume growth in the domestic power tools and accessories business was driven primarily by the introduction of new products, including the DEWALT(R) machinery tool line and Extreme Cordless(R) 18-volt reciprocating saw, the Wood Hawk(TM) consumer circular saw, and the Wizard(TM) rotary tool line. The incremental sales benefit realized from the sell-in of new products was partially offset by price reductions on core professional and consumer products and by weaker sales of other consumer power tools and accessories and outdoor products. Sales in the domestic security hardware business increased in 1997 over the 1996 level due, in part, to sales of new products, including locksets and handlesets with Lifetime Finish. The domestic household products business experienced a significant sales decline in 1997 from 1996 levels principally as a result of sharply lower sales of the SnakeLight flexible flashlight. However, this business also experienced sales decreases during 1997 in most other product categories with the exception of cleaning products, where sales increased on the strength of the ScumBuster(TM) cordless submersible scrubber. Sales in the plumbing products business during 1997 were slightly above the 1996 level, while sales in the recreational products business increased at a double-digit rate in 1997 over the 1996 level.
     Excluding the significant negative effects of changes in foreign exchange rates, sales in the Consumer businesses in Europe increased by 4% in 1997 over the 1996 level. Excluding negative foreign exchange effects, increased sales of consumer and professional power tools, accessories, and outdoor lawn and garden tools in Europe during 1997 as compared to the prior year's levels more than offset declines in sales of household products and product service, while sales of security hardware approximated the prior year's level. Excluding the negative effects of changes in foreign exchange rates, some areas achieved good sales growth in 1997 over 1996 levels, most notably the United Kingdom, Scandinavia, and eastern Europe; however, this growth was partially offset by weakness throughout other parts of Europe.
     Excluding the negative effects of changes in foreign exchange rates, sales in the Consumer businesses in other geographic regions in 1997 approximated the 1996 level. Increased sales in Consumer businesses in a number of countries during 1997 were substantially offset by sales declines in Asia as well as in household products businesses in other countries, particularly Australia and Brazil.
     Operating income as a percentage of sales for the Consumer segment was 9.4% in 1997 compared to 6.5% in 1996. Excluding goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales would have been 10.6% in 1997 compared to 9.7% in 1996. Operating income as a percentage of sales, excluding goodwill amortization and the 1996 restructuring charge, improved in 1997 over the 1996 level in the worldwide power tools and accessories business; however, that improvement was partially offset by declines in the plumbing products and, most significantly, household products businesses. Operating income as a percentage of sales, excluding goodwill amortization and the 1996 restructuring charge, in the security hardware business in 1997 showed a slight improvement over the 1996 level. Decreased profitability in 1997 as compared to 1996 in the plumbing products business resulted, in part, from manufacturing issues associated with the transition of production to a lower cost facility in Mexicali, Mexico, during the first half of 1997. Decreased profitability in 1997 as compared to 1996 in the household products business largely resulted from sharply lower sales in 1997 of the higher margin SnakeLight flexible flashlight.
     Total sales in the Consumer segment for 1996 were 3% higher than in 1995, with unit volume up 5% over the 1995 level. Sales in the United States increased by 7% over the prior year's level, reflecting an 8% increase in existing unit volume, partially offset by a 1% decline in price. The 1% price decline from the 1995 level was primarily due to price reductions taken in the household products and the power tools and accessories businesses. A significant component of the 1996 price reduction by the household products business related to a substantial price reduction taken in the latter part of 1996 on the SnakeLight flexible flashlight, with the balance related to price reductions taken on various other product lines, predominantly to reduce levels of excess inventory or in connection with the exit of certain low-margin product lines. The 1996 price reduction by the power tools and accessories business was primarily in response to competitive pressures, but also to reduce levels of excess inventories.

     Unit volume in the United States increased by 8% in 1996 over the 1995 level principally as a result of strong unit volume growth in the power tools and accessories, security hardware, and plumbing products businesses, partially offset by unit volume declines in the household products business. The 1996 unit volume growth in the domestic power tools and accessories business was primarily the result of strong demand for DEWALT professional power tools and accessories as well as the expansion of the VERSAPAK(R) interchangeable battery system to outdoor lawn and garden tools. The 1996 unit volume growth in the domestic security hardware business occurred in virtually all product categories, and the 1996 unit volume growth in the plumbing products business occurred in both retail and professional distribution channels. The 1996 unit volume decline in the domestic household products business was in comparison to a strong 1995, which benefited from pent-up demand for the SnakeLight flexible flashlight at the end of 1994. While unit sales of the SnakeLight flexible flashlight during 1996 declined from the 1995 level and unit volume declines were experienced in other categories due to the exit of certain low-margin product lines, those declines were substantially offset by unit volume increases in 1996 resulting from refinements to existing products and from introductions of new products, including the ScumBuster cordless submersible scrubber.
     Excluding the negative effects of changes in foreign exchange rates, sales in the Consumer businesses in Europe decreased by 1% in 1996 from the 1995 level. The 1% decline in sales in 1996 in the European Consumer businesses was primarily the result of price reductions taken in response to competitive pressures and to reduce levels of excess inventories. Unit volume in 1996 was essentially equal to the 1995 level as increased sales of power tools, spurred by the success of the DEWALT and Elu professional product lines, were offset by unit volume declines in security hardware, accessories, outdoor products, and household products. Excluding the negative effects of changes in foreign exchange rates, some European countries achieved good sales growth in 1996 over 1995 levels; however, this growth was offset by declines in other countries, most notably Germany and the United Kingdom.
     Excluding the negative effects of changes in foreign exchange rates, sales in the Consumer businesses in other geographic regions increased by 3% in 1996 over the 1995 level largely due to price increases, primarily in Latin America to keep pace with inflation, partially offset by price reductions in other countries. The 1996 sales growth, excluding the negative effects of changes in foreign exchange rates, was experienced in a number of countries, most notably in Mexico, Colombia, and Brazil, offset by sales declines in Asia and certain other countries, most notably Canada and Australia.
     Operating income as a percentage of sales for the Consumer segment was 6.5% in 1996 compared to 8.6% in 1995. Excluding goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales would have been 9.7% in 1996 compared to 9.8% in 1995. Operating income as a percentage of sales, excluding goodwill amortization and the 1996 restructuring charge, improved in 1996 over the 1995 level in the domestic security hardware and plumbing products businesses; however, those improvements were offset by declines in the household products business, the worldwide power tools and accessories business, and the European security hardware operations. Excluding goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales for the worldwide power tools and accessories business in 1996 was below the 1995 level, as declines experienced in the power tools and accessories businesses in the United States, Latin America, Canada, Australia, and Asia in 1996 more than offset an improvement in the power tools and accessories business in Europe. That profitability improvement in the power tools and accessories business in Europe, however, was in comparison to an extremely weak 1995.

The declines in operating income as a percentage of sales, excluding goodwill amortization and the 1996 restructuring charge, in 1996 from 1995 levels in the power tools and accessories businesses in the United States, Latin America, Canada, Australia, and Asia primarily resulted from manufacturing inefficiencies, including those associated with new manufacturing facilities and the businesses' efforts to reduce inventory levels in 1996, competitive pressures which adversely affected pricing, and higher transportation costs, partially offset by cost savings due to tight controls over selling, general, and administrative expenses.


Commercial and Industrial Products

The following chart provides an analysis of the change in sales for the year ended December 31, 1997, compared to the year ended December 31, 1996, by geographic area within the Commercial segment.
                   United                                               Total
                   States            Europe            Other          Commercial
--------------------------------------------------------------------------------
Unit volume          15%               (5)%             10%                5%
Price                (1)%              --%              --%               (1)%
Currency             --%               (9)%             (7)%              (5)%
--------------------------------------------------------------------------------
Total Commercial     14%              (14)%              3%               (1)%
================================================================================
     Total sales in the Commercial segment for 1997 were 1% lower than the 1996 level. Excluding the negative effects of changes in foreign exchange rates, sales in the Commercial segment were 4% higher in 1997 than in 1996. The fastening and assembly systems (Fastening) business achieved growth in unit volume in 1997 as a result of strong sales to the automotive industry in the United States, partially offset by softness in the domestic industrial market and in Europe. Unit volume in the glass container-forming and inspection equipment (Glass) business in 1997 slightly exceeded the prior year's level.
     Operating income as a percentage of sales for the Commercial segment was 11.8% and 10.8% for 1997 and 1996, respectively. Excluding goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales would have been 14.0% in 1997 compared to 13.6% in 1996. Operating income as a percentage of sales improved during 1997 over 1996 levels in both the Fastening and Glass businesses.
     Total sales in the Commercial segment for 1996 were 2% higher than the 1995 level. Excluding the negative effects of changes in foreign exchange rates, sales in the Commercial segment were 5% higher in 1996 than in 1995. The Fastening business achieved growth in unit volume in 1996 as a result of strong sales in Asia and the continued strength of sales to the automotive industry in the United States, partially offset by protracted softness in the domestic industrial market and in Europe. The Glass business also experienced growth in unit volume in 1996 over 1995.
     Operating income as a percentage of sales for the Commercial segment was 10.8% for both 1996 and 1995. Excluding goodwill amortization and the 1996 restructuring charge, operating income as a percentage of sales would have been 13.6% in 1996 compared to 13.3% in 1995. Operating income as a percentage of sales improved during 1996 over 1995 levels in both the Fastening and Glass businesses.

HEDGING ACTIVITIES

The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the pound sterling, deutsche mark, Dutch guilder, Canadian dollar, Swedish krona, Japanese yen, French franc, Italian lira, Australian dollar, Mexican peso, and Brazilian real. Through its foreign currency activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.
     From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.
     Prior to January 1, 1998, Brazil was a highly inflationary economy and, accordingly, the results of the Corporation's Brazilian subsidiary were measured using the United States dollar as its functional currency. Effective January 1, 1998, Brazil no longer qualifies as a highly inflationary economy and, accordingly, the results of the Brazilian subsidiary will be measured using the Brazilian real as its functional currency, with gains and losses from United States dollar-denominated transactions included in net earnings. While the Corporation will take actions to mitigate its exposure, there can be no assurance that any future devaluation of the Brazilian real will not adversely affect the Corporation.
     As a result of recent economic turmoil in a number of Asian countries, the Asian markets are expected to remain weak during 1998. Because the Asian region accounted for less than 4% of its total sales and a smaller proportion of its total profits in 1997, the economic situation in Asia is not expected to have a material adverse effect on the Corporation's operating results during 1998 other than with respect to those actions included in the restructuring program recently announced and described below under the heading "Subsequent Events".
     Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. During 1997, translation adjustments, recorded in the equity adjustment from translation component of stockholders' equity, decreased stockholders' equity by $63.1 million compared to a decrease of $13.6 million in 1996.
     In order to minimize the volatility of reported equity, the Corporation hedges, on a limited basis, the exposure to foreign currency fluctuations on its net investments in subsidiaries located outside of the United States through the use of currency swaps, forward contracts, and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 1997, these activities netted to a cash inflow of $26.9 million compared to a cash outflow of $5.4 million in 1996. The corresponding gains and losses on these hedging activities were recorded in the equity adjustment from translation component of stockholders' equity. Also included in the equity adjustment from translation component were the costs of maintaining the hedge portfolio of foreign exchange contracts. These hedge costs were not significant in 1997 and 1996.

    As more  fully  explained  in Note 9 of  Notes  to  Consolidated  Financial
Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may later convert such debt from fixed to variable or from variable to fixed interest rates, or from United States dollar-based rates to rates based upon another currency, through the use of interest rate swap agreements.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. These interest rate hedges could change the mix of fixed and variable rate debt as actual interest rates move outside the ranges covered by these instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 63% at December 31, 1997, compared to 35% at December 31, 1996, and 43% at December 31, 1995. At December 31, 1997, average debt maturity was 3.9 years compared to 4.5 years at December 31, 1996, and 4.0 years at December 31, 1995.


Interest Rate Sensitivity

The following table provides information as of December 31, 1997, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Short-term borrowings, current maturities of long-term debt, and long-term debt are not denominated in any single currency other than the United States dollar, which accounts for greater than 10% of total outstanding indebtedness at December 31, 1997. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 1997.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates
                                                                                                                Fair Value
                                                                                                                (Assets)/
(U.S. Dollars in Millions)          1998       1999       2000       2001        2002   Thereafter      Total  Liabilities
--------------------------------------------------------------------------------------------------------------------------
Liabilities
Short-term borrowings
Variable rate (U.S. dollars)      $ 54.7     $   --     $   --     $   --     $   --     $   --     $   54.7      $   54.7
   Average interest rate            6.23%                                                               6.23%
Variable rate (other currencies)  $123.6     $   --     $   --     $   --     $   --     $   --     $  123.6      $  123.6
   Average interest rate            5.22%                                                               5.22%
Long-term debt
Fixed rate (U.S. dollars)         $ 53.0     $ 30.0     $250.0     $ 45.0     $ 47.5     $636.6     $1,062.1      $1,098.6
   Average interest rate            8.15%      8.52%      6.63%      8.94%      8.88%      7.34%        7.38%
Fixed rate (other currencies)     $  7.5     $  8.1     $  3.4     $  3.5     $   --     $   --     $   22.5      $   22.7
   Average interest rate            8.72%      8.78%      7.93%      7.64%                              8.44%
Variable rate (U.S. dollars)      $   --     $ 20.0     $   --     $576.6 (a) $   --     $  3.0     $  599.6      $  599.6
   Average interest rate                      L+.65%(b)             L+.16%(b)            Various     Various
--------------------------------------------------------------------------------------------------------------------------

(a) Includes $569.1 million of borrowings under the unsecured revolving credit facility, which expires in 2001. The Corporation does not represent that such borrowings will be outstanding until 2001.

(b) Variable rate specified is based upon LIBOR plus the specified margin over LIBOR.


Notional Principal Amounts and Interest Rate Detail by Contractual Maturity Dates
                                                                                                              Fair Value
                                                                                                                (Assets)/
(U.S. Dollars in Millions)        1998       1999        2000        2001        2002   Thereafter   Total     Liabilities
--------------------------------------------------------------------------------------------------------------------------
Interest Rate Derivatives
Interest Rate Swaps
   (all U.S. dollar denomi-
   nated except for U.S. rates
   to foreign rates)
Fixed to variable rates          $100.0     $   --      $150.0      $ 50.0      $  --     $400.0       $700.0      $  3.4
   Average pay rate (c)
   Average receive rate            5.40%                  5.76%       5.60%                 6.36%        6.04%
Variable to fixed rates          $250.0     $   --      $   --      $   --      $  --     $   --       $250.0      $  2.1
   Average pay rate                7.12%                                                                 7.12%
   Average receive rate (d)
Rate basis swaps (e)             $ 50.0     $   --      $   --      $   --      $  --     $   --       $ 50.0      $   .1
Fixed U.S. rates to fixed
   foreign rates (f)
      To Japanese yen            $ 15.0     $100.0      $   --      $   --      $  --     $   --       $115.0      $(17.9)
        Average pay rate (in
           Japanese yen) (g)        .72%      1.99%                                                      1.82%
        Average receive rate       6.04%      6.66%                                                      6.57%
      To deutsche marks          $   --     $100.0      $   --      $   --      $  --     $   --       $100.0      $(14.7)
        Average pay rate  (in
           deutsche marks) (h)                4.73%                                                      4.73%
        Average receive rate                  6.64%                                                      6.64%
      To Dutch guilders          $   --     $ 50.0      $   --      $   --      $  --     $   --       $ 50.0      $ (8.1)
        Average pay rate (in
           Dutch guilders) (i)                4.58%                                                      4.58%
        Average receive rate                  6.77%                                                      6.77%
-----------------------------------------------------------------------------------------------------------------------------

(c)  The average pay rate is based upon 6-month forward LIBOR.

(d)  The average receive rate is based upon 3-month forward LIBOR.

(e) Rate basis swaps swap from a variable rate (based upon LIBOR) to the higher of a fixed rate of 6.76% or a variable rate (LIBOR minus 1.74%).

(f) The indicated fair values of interest rate swaps that swap from fixed U.S. rates to fixed foreign rates include the fair values of the exchange of the notional principal amounts at the end of the swap terms as well as the exchange of interest streams over the life of the swaps. The fair values of the currency exchange are also included in the disclosures of foreign currency exchange rate sensitivity.

(g) The average pay rate (in Japanese yen) is based upon the following notional principal amounts, in billions of Japanese yen: 1.74 yen in 1998 and 10.90 yen in 1999.

(h) The average pay rate (in deutsche marks) is based upon a notional principal amount of 153.3 million deutsche marks.

(i) The average pay rate (in Dutch guilders) is based upon a notional principal amount of 85.9 million Dutch guilders.



Foreign Currency Exchange Rate Sensitivity

The Corporation is exposed to market risks arising from changes in foreign exchange rates as a result of manufacturing its products in 14 different countries and marketing its products and services in over 100 countries. Earnings are primarily affected by fluctuations in the value of the United States dollar, pound sterling, and Italian lira as compared to other currencies, predominantly in European countries, as a result of the sales of its products in foreign markets.
     As of December 31, 1997, the Corporation has hedged a substantial portion of its 1998 estimated foreign currency transactions using forward exchange contracts and purchased options. As a result, the Corporation estimates that, based upon a recent estimate of foreign exchange exposures, the result of a uniform 10% strengthening in the value of the United States dollar would have the effect of reducing gross profit for 1998 by approximately $13 million. In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive.

The sensitivity analysis of the effects of changes in foreign currency exchange rates described above does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 1997, inherent in the foreign exchange hedging portfolio at December 31, 1997.


RESTRUCTURING UNDERTAKEN IN 1996

Based upon a number of factors, the Corporation decided to intensify its cost reduction efforts and recorded a restructuring charge in the amount of $91.3 million ($74.8 million after tax) in 1996.
     The major component of the 1996 restructuring charge related to the elimination of approximately 1,500 positions, of which approximately 1,400 were in the Consumer segment. As a result, severance benefits totaling $74.6 million, principally associated with the European Consumer businesses, were accrued in the restructuring charge. The balance of the 1996 restructuring charge primarily represented non-cash charges associated with the decision to rationalize certain manufacturing operations, principally in the Consumer businesses in the United States. Such rationalization included the outsourcing of products then manufactured by the Corporation and the closure of several small manufacturing facilities. The principal non-cash charge consisted of a $6.6 million write-down to fair value of land and buildings affected by the rationalization. The remaining restructuring charge primarily related to the write-down to fair value of equipment made obsolete or redundant due to the decision to close certain facilities or outsource certain production.
     The restructuring reserve of $37.7 million remaining as of December 31, 1996, was substantially spent in cash during 1997.
     The Corporation estimates that the implementation of the 1996 restructuring plan resulted in savings of approximately $10.0 million and $40.0 million in 1996 and 1997, respectively.
     The Corporation actively seeks to identify opportunities to improve its cost structure. These opportunities may involve the closure of manufacturing facilities or the reorganization of other operations. The Corporation has, in the past, undertaken restructuring actions that generated improvements in its cost structure. Those improvements, however, are subject to erosion over time as competitive pressures intensify or commodity prices increase. In order to preserve those improvements, the Corporation continuously seeks further opportunities to enhance its cost structure. As more fully described below under the heading "Subsequent Events" and in Note 23 of Notes to Consolidated Financial Statements, the Corporation commenced an additional restructuring program in January 1998.


IMPACT OF  YEAR 2000

The Year 2000 issue stems from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.
     In order to improve operating performance, the Corporation has undertaken, or will undertake in the near future, a number of significant systems initiatives. An ancillary benefit of those systems initiatives is that the resulting systems are Year 2000 compliant. Based upon a recent assessment, the Corporation has determined that the incremental cost of ensuring that its remaining computer systems are Year 2000 compliant is not expected to have a material adverse effect on the Corporation. The Corporation has completed a preliminary assessment of each of its operations and their Year 2000 readiness, feels that appropriate actions are being taken, and expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. The Corporation believes that, with modifications to existing software and conversions to new systems, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Corporation. Further, while the Corporation has initiated formal communications with a number of its significant suppliers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues, and will initiate similar communication with major customers as well as the balance of its major suppliers in 1998, there is no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted and would not have an adverse effect on the Corporation's systems.


DISCONTINUED OPERATIONS

Discontinued operations consist of the results of PRC Inc., PRC Realty Systems, Inc. (RSI), and PRC Environmental Management, Inc. (EMI). Together, PRC Inc., RSI, and EMI composed the Corporation's former Information Technology and Services (PRC) segment.
     On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment. Proceeds of $425.0 million from the sale of PRC Inc., less cash selling expenses of $11.4 million paid during 1996, were used to reduce indebtedness. Earnings from discontinued operations of $70.4 million ($.73 per share on a diluted basis) in 1996 primarily consist of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million. The gain is net of provisions for adjustment to the sales price and retained liabilities. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant.
     Net earnings of the discontinued PRC segment were $38.4 million ($.41 per share on a diluted basis) in 1995. The Corporation sold RSI on March 31, 1995, and EMI on September 15, 1995, for aggregate proceeds of $95.5 million.


FINANCIAL CONDITION

Operating activities of continuing operations before the sale of receivables generated cash of $353.2 million for the year ended December 31, 1997, compared to $463.4 million for the year ended December 31, 1996. This decrease in cash generation during 1997 was primarily the result of changes in working capital. Actions taken in 1996 to reduce inventories from the high level that existed in 1995 resulted in cash generation of $107.5 million in 1996. However, the Corporation increased inventories at December 31, 1997, in part, to increase customer service levels, which resulted in cash usage of $63.7 million in 1997. The increase in accounts receivable from the prior year level, before the sale of receivables, at December 31, 1997, exceeded the increase experienced in 1996 due to a higher level of sales in the fourth quarter of 1997 compared to the fourth quarter of 1996.

     In December 1997, the Corporation determined that its sale of receivables program was no longer necessary to support its liquidity requirements and, as a result, voluntarily terminated the program. The total amount of receivables sold under the sale of receivables program at December 31, 1996, was $212.0 million compared to $230.0 million at December 31, 1995.
     In addition to measuring cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation monitors free cash flow, a measure commonly employed by bond rating agencies and banks. The Corporation defines free cash flow as cash available for debt reduction (including short-term borrowings), prior to the effects of cash proceeds received from sales of divested businesses, issuances of equity, and sales of receivables. Free cash flow, a more inclusive measure of cash flow generation than cash flows from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the year ended December 31, 1997, the Corporation generated free cash flow of $150.2 million compared to $235.4 million in 1996. The decrease in free cash flow in 1997 from the 1996 level was primarily the result of a working capital investment in 1997 as opposed to a working capital liquidation in 1996.
     Excluding amounts related to discontinued operations, investing activities for 1997 used cash of $162.8 million compared to $170.2 million in 1996. Capital expenditures were $203.1 million during 1997 compared to $196.3 million during 1996. During 1997, approximately 89% of the capital expenditures were in the
Consumer segment, primarily in support of new product initiatives and productivity enhancements. The Corporation expects capital spending in 1998 to approximate the 1997 level.
     Financing activities for 1997 generated cash of $129.6 million compared to $667.3 million of cash used in 1996. During 1997, the Corporation increased its outstanding borrowings by $164.9 million, of which an increase of $212.0 million was attributable to the termination of the sale of receivables program. During 1996, the Corporation replaced its former unsecured revolving credit facility, which was scheduled to expire in 1997, with a new unsecured revolving credit facility, expiring in 2001. Also during 1996, the Corporation reduced its outstanding borrowings by $635.0 million through the proceeds from the sale of discontinued operations and through improved operating cash flows. During 1995, the Corporation recognized a $30.9 million extraordinary loss, $26.5 million of which was a non-cash charge, as a result of the early redemption in the aggregate amount of $150.0 million of the 9.25% sinking fund debentures of its Emhart Corporation subsidiary. This extraordinary loss consisted of the write-off of the associated debt discount, plus premiums and costs associated with the redemption, net of related income tax benefits.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete its newly announced restructuring program. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under its unsecured revolving credit facility or under short-term borrowing facilities. The Corporation believes that cash generated from these sources will be adequate to meet its cash requirements over the next 12 months.

SUBSEQUENT EVENTS

As more fully described in Note 23 of Notes to Consolidated Financial Statements, on January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
     The first element of the strategic repositioning plan is to focus the Corporation on its core operations, that is, those strategic businesses that the Corporation believes are capable of delivering superior operating and financial performance. As a result, investment bankers have been retained to assist in selling non-strategic businesses. These non-strategic businesses consist of the recreational products business, True Temper Sports; the glass container-forming and inspection equipment business, Emhart Glass; and the household products business in North America, Latin America, and Australia. The Corporation expects that the divestitures of these businesses will be completed in 1998.
     Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations until their sale. Under the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Corporation is required to reflect the long-lived assets of these businesses at the lower of their carrying amounts or their expected fair value less costs to sell. Based upon preliminary indications from investment bankers, the Corporation estimates that aggregate net proceeds in excess of $500 million will be received for these businesses. Based upon that level of aggregate net proceeds and after the write-down of goodwill described below, the Corporation does not expect to recognize an impairment loss on the long-lived assets of True Temper Sports, Emhart Glass, or the household products business in North America, Latin America, and Australia. The Corporation will periodically assess the expected fair value less costs to sell these businesses. In the event that the expected fair value less costs to sell these businesses declines prior to the closing of the sales to an amount less than their carrying values, the Corporation will recognize impairment losses on the underlying long-lived assets of these businesses.
     The net proceeds from the sales of these businesses, together with free cash flow generated by the remaining businesses, will be used to fund the second element of the strategic repositioning plan, that is, the repurchase of up to 10% of the Corporation's outstanding common shares over the next two years. Prior to the receipt of proceeds from the sales of divested businesses, the Corporation may borrow to finance a portion of its repurchase of common shares.
     The third element of the strategic repositioning plan involves a major restructuring program. That restructuring program, which primarily relates to the worldwide power tools and accessories business and will be implemented over a period of two years, is being undertaken to reduce fixed costs and to simplify the supply chain and new product introduction processes. As part of the restructuring program, the Corporation expects to make significant changes to its European power tools and accessories business by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe will be accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business will rationalize its manufacturing plant and design center network, resulting in the closure of a number of manufacturing plants and design centers. The restructuring program also will include actions to improve the cost position of other businesses.
     In connection with the restructuring program, the worldwide power tools and accessories business has announced the planned closure of its manufacturing facilities in Brockville, Canada; Molteno, Italy; and Jurong Town, Singapore. Over the next few months, the business expects to announce the closure of an additional manufacturing facility. Current power tool production at the plants to be closed will be transferred to other manufacturing sites within the worldwide power tools and accessories business.
     This restructuring program is estimated to result in a pre-tax charge of approximately $250 million, of which approximately $200 million is expected to be recognized in the first quarter of 1998, with the balance recognized as the program progresses over the next two years. Of the total pre-tax restructuring charge, approximately $200 million is expected to be paid in cash, principally related to severance benefits, with the balance representing non-cash charges, principally related to the write-down of assets. Cash spending on the restructuring program during 1998 is expected to be approximately $150 million. In addition to the restructuring charge, related expenses of approximately $60 million will be charged to operations over the next two years as the restructuring program progresses. These costs, which are incremental to the plans being implemented, do not qualify as exit costs under generally accepted accounting principles. Benefits from the restructuring program, estimated at more than $100 million on a pre-tax basis once fully implemented, are not expected to begin to be realized until some time in 1999, as the 1998 benefits are likely to be offset by operating expenses associated with the program.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach, as more fully described in
Note 23 of Notes to Consolidated Financial Statements, is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility since decreases in projected discounted cash flows of certain businesses will, as discussed above, result in timely recognition of future impairment.
     As a result of this change in accounting with respect to the measurement of goodwill impairment, goodwill approximating $900 million, including approximately $60 million related to the businesses to be sold, will be charged to operations during the first quarter of 1998 as a change in accounting estimate inseparable from a change in principle. Had this goodwill write-off occurred on January 1, 1997, goodwill amortization for the year ended December 31, 1997, would have decreased by approximately $30 million.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Hedging Activity" and in Item 8 of this report in Notes 1 and 9 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:


Consolidated Financial Statements

     Consolidated  Statement of Earnings
     - years ended December 31, 1997,  1996, and 1995.

     Consolidated Balance Sheet
     - December 31, 1997 and 1996.

     Consolidated Statement of Cash Flows
     - years ended December 31, 1997, 1996, and 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.


CONSOLIDATED STATEMENT OF EARNINGS
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                            1997              1996            1995
---------------------------------------------------------------------------------------------------------------------
Sales                                                                 $  4,940.5        $  4,914.4      $  4,766.1
   Cost of goods sold                                                    3,169.2           3,156.6         3,016.7
   Selling, general, and administrative expenses                         1,282.0           1,309.6         1,323.3
   Restructuring costs                                                        --              91.3              --
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                           489.3             356.9           426.1
   Interest expense (net of interest income of $8.1
     for 1997, $4.7 for 1996, and $8.6 for 1995)                           124.6             135.4           184.4
   Other expense                                                            15.2              18.8            16.2
---------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations Before Income Taxes                    349.5             202.7           225.5
   Income taxes                                                            122.3              43.5             9.0
---------------------------------------------------------------------------------------------------------------------
Earnings From Continuing Operations                                        227.2             159.2           216.5
Earnings from discontinued operations (net of income taxes of
   $55.6 for 1996 and $8.7 for 1995)                                          --              70.4            38.4
---------------------------------------------------------------------------------------------------------------------
Earnings Before Extraordinary Item                                         227.2             229.6           254.9
Extraordinary loss from early extinguishment of debt
   (net of income tax benefit of $2.6)                                        --               --            (30.9)
---------------------------------------------------------------------------------------------------------------------
Net Earnings                                                          $    227.2        $    229.6      $    224.0
=====================================================================================================================





---------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share -- Basic:
   Earnings from continuing operations                                $     2.40        $    1.69       $     2.39
   Earnings from discontinued operations                                      --              .79              .45
   Extraordinary loss from early extinguishment of debt                       --               --             (.36)
---------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share -- Basic                                $     2.40        $    2.48       $     2.48
=====================================================================================================================

Net Earnings Per Common Share -- Assuming Dilution:
   Earnings from continuing operations                                $     2.35        $    1.66       $     2.29
   Earnings from discontinued operations                                      --              .73              .41
   Extraordinary loss from early extinguishment of debt                       --               --             (.33)
---------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share -- Assuming Dilution                    $     2.35        $    2.39       $     2.37
=====================================================================================================================


See Notes to Consolidated Financial Statements



CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


                                                                                               December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                           1997             1996
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                             $   246.8        $   141.8
Trade receivables, less allowances of $47.8 for 1997 and $44.0 for 1996                   931.4            672.4
Inventories                                                                               774.7            747.8
Other current assets                                                                      125.9            242.2
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                                 2,078.8          1,804.2
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                                            915.1            905.8
Goodwill                                                                                1,877.3          2,012.2
Other Assets                                                                              489.5            431.3
-------------------------------------------------------------------------------------------------------------------
                                                                                      $ 5,360.7        $ 5,153.5
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                                 $   178.3        $   235.9
Current maturities of long-term debt                                                       60.5             54.1
Trade accounts payable                                                                    372.0            380.7
Other accrued liabilities                                                                 761.8            835.9
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                            1,372.6          1,506.6
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                          1,623.7          1,415.8
Deferred Income Taxes                                                                      57.7             67.5
Postretirement Benefits                                                                   304.2            310.3
Other Long-Term Liabilities                                                               211.1            220.9
Stockholders' Equity
Common stock (outstanding: December 31, 1997 -- 94,842,544 shares;
   December 31, 1996 -- 94,248,807 shares)                                                 47.4             47.1
Capital in excess of par value                                                          1,278.2          1,261.7
Retained earnings                                                                         562.0            380.2
Equity adjustment from translation                                                        (96.2)           (56.6)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                           1,791.4          1,632.4
-------------------------------------------------------------------------------------------------------------------
                                                                                      $ 5,360.7        $ 5,153.5
===================================================================================================================


See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


                                                                                     Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                           1997              1996           1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                          $   227.2        $    229.6      $   224.0
Adjustments to reconcile net earnings to cash flow from operating activities of continuing operations:
   Non-cash charges and credits:
     Depreciation and amortization                                        214.2             214.6          206.7
     Restructuring charges                                                   --              91.3             --
     Deferred income taxes                                                 71.7               2.9          (46.1)
     Extraordinary item                                                      --                --           26.5
     Other                                                                  1.5               1.2           19.5
   Earnings of discontinued operations                                       --             (70.4)         (38.4)
   Changes in selected working capital items:
     Trade receivables                                                    (85.1)            (10.0)          14.8
     Inventories                                                          (63.7)            107.5         (138.7)
     Trade accounts payable                                                 2.3             (21.4)         108.1
   Other assets and liabilities                                           (14.9)            (81.9)         (59.5)
   Net decrease in receivables sold                                      (212.0)            (18.0)         (14.0)
-------------------------------------------------------------------------------------------------------------------
   Cash flow from operating activities of continuing operations           141.2             445.4          302.9
   Cash flow from operating activities of discontinued operations            --             (12.4)           1.5
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                    141.2             433.0          304.4
-------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from sale of discontinued operations                                --             413.6           95.5
Investing activities of discontinued operations                              --                --          (12.9)
Proceeds from disposal of assets and businesses                            13.4              31.5           12.3
Capital expenditures                                                     (203.1)           (196.3)        (203.1)
Cash inflow from hedging activities                                       384.8             392.9          485.6
Cash outflow from hedging activities                                     (357.9)           (398.3)        (490.3)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                   (162.8)            243.4         (112.9)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                  (21.6)            676.4          191.5
Financing Activities
Net (decrease) increase in short-term borrowings                          (18.4)           (360.9)          47.2
Proceeds from long-term debt (including revolving credit facility)        667.2             461.1          274.0
Payments on long-term debt (including revolving credit facility)         (483.9)           (735.2)        (425.2)
Issuance of common stock                                                   10.1              22.3           23.0
Cash dividends                                                            (45.4)            (54.6)         (46.0)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                    129.6            (667.3)        (127.0)
Effect of exchange rate changes on cash                                    (3.0)              1.1            2.1
-------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                     105.0              10.2           66.6
Cash and cash equivalents at beginning of year                            141.8             131.6           65.0
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                              $   246.8        $    141.8      $   131.6
===================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries

NOTE 1:  SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

RECLASSIFICATIONS: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 1997.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

FOREIGN CURRENCY TRANSLATION: The financial statements of subsidiaries located outside of the United States, except those subsidiaries operating in highly inflationary economies, generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in equity adjustment from translation, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.

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

GOODWILL AND OTHER INTANGIBLES: Goodwill and other intangibles are amortized on the straight-line method. Goodwill is amortized principally over a 40-year period while other intangibles are amortized over periods up to 20 years.
     On a periodic basis through December 31, 1997, the Corporation estimated the future undiscounted cash flows of the businesses to which goodwill relates in order to determine that the carrying value of goodwill had not been impaired. As more fully described in Note 23, effective January 1, 1998, the Corporation changed its method for measuring and recognizing an impairment of goodwill from an undiscounted cash flow approach to a discounted cash flow approach.

PRODUCT DEVELOPMENT COSTS: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $99.1 million in 1997, $101.3 million in 1996, and $96.1 million in 1995.

ADVERTISING AND PROMOTION: All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense, including expense of consumer rebates, was $248.0 million in 1997, $258.5 million in 1996, and $265.1 million in 1995.

POSTRETIREMENT BENEFITS: Pension plans, which cover substantially all of the Corporation's employees, consist primarily of non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.
     Certain employees are covered by defined contribution plans. The Corporation's contributions to these plans are based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis.
     In addition to pension benefits, certain postretirement medical, dental, and life insurance benefits are provided, principally to most United States employees. Retirees in other countries generally are covered by government-sponsored programs.
     The Corporation uses the corridor approach in the valuation of defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for
retired  participants,   the  average  remaining  life  expectancy.

DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used principally in the management of interest rate and foreign currency exposures.
     Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts due to or from the counterparties are included in other accrued liabilities. Since they are accounted for as hedges, the fair value of the swap agreements is not recognized in the Consolidated Financial Statements.
     The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense. The unamortized costs of the cap agreements are included in other assets.
     Gains or losses resulting from the early termination of interest rate swaps or caps are deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swaps or caps. Were that related debt instrument later to be retired prior to its scheduled maturity, the unamortized gain or loss resulting from the early termination of the interest rate swap or cap would be included in the gain or loss on the extinguishment of debt.

     Gains and losses on hedges of net investments in subsidiaries located outside of the United States are reflected in the Consolidated Balance Sheet in the equity adjustment from translation component of stockholders' equity, with the related amounts due to or from the counterparties included in other liabilities or other assets. Gains and losses resulting from the early termination of hedges of net investments are reflected in the equity adjustment from translation component of stockholders' equity at the time of termination.
     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Deferred gains on options that hedge forecasted transactions, generally related to inventory purchases, are recognized in cost of sales when the related inventory is sold or when a hedged purchase is no longer expected to occur.
     The carrying amounts of foreign currency-related derivatives related to net investment and commitment hedges are included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The carrying amounts of foreign currency-related derivatives associated with transaction hedges are included in the same balance sheet line item as the hedged transaction.
     Cash effects of the Corporation's derivative financial instruments are included in the Consolidated Statement of Cash Flows in the periods in which they occur. Except as noted below, the cash effects of the Corporation's interest rate swaps and caps, foreign currency transaction hedges, hedges of foreign currency firm commitments, and hedges of forecasted transactions are included in the Consolidated Statement of Cash Flows as cash flow from operating activities. The cash effects of hedges of net investments in subsidiaries located outside of the United States are included in the Consolidated Statement of Cash Flows as cash flow from investing activities. The cash effects of the exchange of notional principal amounts on interest rate swaps that swap from fixed United States dollars to fixed or variable foreign currencies are included in the Consolidated Statement of Cash Flows as cash flow from investing activities because such amounts have been designated as hedges of net investments in subsidiaries located outside of the United States.

STOCK-BASED COMPENSATION: As described in Note 17, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25 for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123.

EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with and, where appropriate, restated to conform to the requirements of SFAS No. 128.

BUSINESS SEGMENTS: In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted effective December 31, 1998, and requires, among other things, that the Corporation provide financial and descriptive information about its reportable operating segments. Under SFAS No. 131, operating segments are components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise's chief operating
decision-maker   in  deciding  how  to  allocate   resources  and  in  assessing
performance.
     While the Corporation continues to evaluate the adoption of the new standard, it is likely that its currently reported business segments of Consumer and Home Improvement Products (Consumer) and Commercial and Industrial Products (Commercial) will be replaced by the following reportable business segments under SFAS No. 131: power tools and accessories, security hardware and plumbing products, fastening and assembly systems, and household products. As more fully described in Note 23, in January 1998, the Corporation determined to sell a major portion of its household products business.


NOTE 2:  TRADE RECEIVABLES

CONCENTRATION OF CREDIT: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

SALE OF RECEIVABLES PROGRAM: Prior to December 1997, the Corporation maintained a sale of receivables program under which receivables were sold on a revolving basis. In December 1997, the Corporation voluntarily terminated its sale of receivables program as the program was no longer deemed necessary to support its liquidity requirements. At December 31, 1996, the Corporation had sold $212.0 million of receivables under this program compared to $230.0 million at December 31, 1995. The discount on the sale of receivables is included in other expense.


NOTE 3: INVENTORIES

The classification of inventories at the end of each year, in millions of dollars, was as follows:

                                                      1997                1996
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                $199.4              $211.1
   Finished products                                 599.4               567.7
--------------------------------------------------------------------------------
                                                     798.8               778.8
Excess of FIFO cost over LIFO inventory value        (24.1)              (31.0)
--------------------------------------------------------------------------------
                                                    $774.7              $747.8
================================================================================

     The cost of United States inventories stated under the LIFO method was approximately 41% and 38% of the value of total inventories at December 31, 1997 and 1996, respectively.

NOTE 4: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

                                                     1997                1996
--------------------------------------------------------------------------------
Property, plant, and equipment at cost:
Land and improvements                            $    63.4           $    67.2
Buildings                                            360.8               341.6
Machinery and equipment                            1,493.7             1,473.3
--------------------------------------------------------------------------------
                                                   1,917.9             1,882.1
Less accumulated depreciation                      1,002.8               976.3
--------------------------------------------------------------------------------
                                                 $   915.1           $   905.8
================================================================================


NOTE 5: GOODWILL

Goodwill at the end of each year, in millions of dollars, was as follows:

                                                      1997                1996
--------------------------------------------------------------------------------
Goodwill                                          $2,499.9            $2,571.5
Less accumulated amortization                        622.6               559.3
--------------------------------------------------------------------------------
                                                  $1,877.3            $2,012.2
================================================================================

     As more fully described in Note 23, effective January 1, 1998, the Corporation changed its method for measuring and recognizing impairment of goodwill from an undiscounted cash flow approach to a discounted cash flow approach. In connection with this accounting change, goodwill approximating $900 million will be written off through a charge to operations during the first quarter of 1998.


NOTE 6: OTHER ACCRUED LIABILITIES

Other accrued liabilities at the end of each year, in millions of dollars, included the following:

                                                     1997                1996
--------------------------------------------------------------------------------
Salaries and wages                                  $ 74.2              $ 77.6
Employee benefits                                     53.7                54.8
Trade discounts and allowances                       112.2                98.3
Redeemable preferred stock of subsidiary              42.3                  --
All other                                            479.4               605.2
--------------------------------------------------------------------------------
                                                    $761.8              $835.9
================================================================================

     All other at December 31, 1997 and 1996, consisted primarily of accruals for income and other taxes, advertising, warranty costs, interest, and insurance as well as accruals related to the 1996 restructuring program.


NOTE 7: SHORT-TERM BORROWINGS

Short-term borrowings in the amounts of $113.5 million and $120.9 million at December 31, 1997 and 1996, respectively, primarily consisted of borrowings by subsidiaries located outside of the United States under the terms of uncommitted lines of credit or other short-term borrowing arrangements. Short-term borrowings also included $64.8 million and $115.0 million of borrowings under the Corporation's unsecured revolving credit facility, as more fully described in Note 8, at December 31, 1997 and 1996, respectively. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1997, was 5.5%.
     Under the terms of uncommitted lines of credit at December 31, 1997, certain subsidiaries outside of the United States may borrow up to an additional $447.4 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.


NOTE 8: LONG-TERM DEBT

The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

                                                     1997                1996
--------------------------------------------------------------------------------
Revolving credit facility expiring 2001           $  569.1            $  285.9
7.50% notes due 2003                                 429.4               440.7
6.625% notes due 2000                                250.0               250.0
7.0% notes due 2006                                  207.6               207.6
Medium Term Notes due through 2002                   200.0               221.5
Other loans due through 2003                          28.1                64.2
Less current maturities of long-term debt            (60.5)              (54.1)
--------------------------------------------------------------------------------
                                                  $1,623.7            $1,415.8
================================================================================

     The Corporation may borrow up to $1.0 billion under its unsecured revolving credit facility (the Credit Facility), which consists of two individual facilities. The amount available for borrowing under the Credit Facility at December 31, 1997, was $366.1 million.
     Borrowing options under the Credit Facility are at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow under the Credit Facility by means of competitive-bid rate loans made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The facility fee changes based on the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and covenants requiring the Corporation to maintain a specified leverage ratio and to achieve certain cash flow to fixed expense coverage ratios. As of December 31, 1997, the Corporation was in compliance with all terms and conditions of the Credit Facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility over the next 12 months. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.
     Under the previous revolving credit facility, the interest rate margin over LIBOR was .325% effective January 1, 1995, and declined to .25% effective January 1, 1996. In addition to interest payable on the principal amount of indebtedness outstanding under the previous revolving credit facility, the Corporation was required to pay an annual facility fee to each bank equal to .175% of the amount of the bank's commitment as of December 31, 1995.
     In 1995, the Corporation recognized a $30.9 million extraordinary loss as a result of the early redemption of the 9.25% sinking fund debentures of its Emhart Corporation subsidiary. The extraordinary loss consisted primarily of the write-off of the associated debt discount plus premiums and costs associated with the redemption, net of income tax benefits of $2.6 million.
     As of December 31, 1997, $200.0 million aggregate principal amount of unsecured Medium Term Notes were outstanding. Of that amount, $172.5 million bear interest at fixed rates ranging from 8.21% to 8.95%, while the remainder bear interest at variable rates. At December 31, 1997, those variable rates ranged from 6.17% to 6.61%.
     Indebtedness of subsidiaries in the aggregate principal amounts of $776.0 million and $586.5 million were included in the Consolidated Balance Sheet at December 31, 1997 and 1996, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
     Principal payments on long-term debt obligations due over the next five years are as follows: $60.5 million in 1998, $58.1 million in 1999, $253.4 million in 2000, $625.1 million in 2001, and $47.5 million in 2002. Interest payments on all indebtedness were $159.3 million in 1997, $170.7 million in 1996, and $209.0 million in 1995.


NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 14 countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates.

CREDIT EXPOSURE: The Corporation is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Corporation monitors the creditworthiness of the counterparties and presently does not expect default by any of the counterparties. The Corporation does not obtain collateral in connection with its derivative financial instruments.
     The credit exposure that results from interest rate and foreign exchange contracts is the fair value of contracts with a positive fair value as of the reporting date. Some derivatives are not subject to credit exposures. The fair value of all financial instruments is summarized in Note 10.

INTEREST RATE RISK MANAGEMENT: The Corporation manages its interest rate risk, primarily through the use of interest rate swap and cap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs and then, based upon its assessment of the future interest rate environment, may convert such debt from fixed to variable or from variable to fixed interest rates through the use of interest rate derivatives. Similarly, the Corporation may, at times, seek to limit the effects of rising interest rates on its variable rate debt through the use of interest rate caps. It does not utilize derivative financial instruments that contain leverage features. Because the Corporation's interest rate derivative financial instruments do not contain leverage features and because they are effective in changing the tenor of existing indebtedness (e.g., from fixed to variable rate debt or from variable to fixed rate debt), they are afforded hedge accounting treatment.
     The amounts exchanged by the counterparties to interest rate swap and cap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps and caps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments. The notional amounts of interest rate derivatives at the end of each year, in millions of dollars, were as follows:

                                                     1997                1996
--------------------------------------------------------------------------------
Interest rate swaps:
   Fixed to variable rates                          $700.0              $700.0
   Variable to fixed rates                           250.0               400.0
   Rate basis swaps                                   50.0               100.0
   U.S. rates to foreign rates                       265.0               325.0
Interest rate caps purchased                            --               150.0
--------------------------------------------------------------------------------

     The Corporation's portfolio of interest rate swap instruments as of December 31, 1997, included $700.0 million notional amounts of fixed to variable rate swaps with a weighted-average fixed rate receipt of 6.04%. The basis of the variable rates paid is LIBOR. A total of $300.0 million of these swaps, maturing in 2003, contain provisions that permit the counterparties to terminate the swaps without penalty in 1998.
     As of December 31, 1997, the portfolio also included $250.0 million notional amounts of variable to fixed rate swaps with a weighted-average fixed rate payment of 7.12%. The basis of the variable rates received is LIBOR.
     As of December 31, 1997, the portfolio also contained $50.0 million notional amounts of rate basis swaps, which swap to the higher of a specified weighted-average fixed rate payment of 6.76% or a weighted-average variable rate payment of LIBOR minus 1.74%. The basis of the variable rates received is LIBOR. Rates received under these rate basis swaps are generally reset every three months. At December 31, 1997, payments under these swaps were based on the weighted-average fixed rate payment provisions of the swap agreements.
     The remainder of the interest rate swap portfolio as of December 31, 1997, consisted of $265.0 million notional amounts of interest rate swaps that swap from fixed rate United States dollars into fixed rate foreign currencies. Of that amount, $115.0 million had been swapped from United States dollars (with a weighted-average fixed rate of 6.57%) into Japanese yen (with a weighted-average fixed rate of 1.82%). A total of $100.0 million notional amounts of interest rate swaps had been swapped from United States dollars (with a weighted-average fixed rate of 6.64%) into deutsche marks (with a weighted-average fixed rate of 4.73%). Interest rate swaps totaling $50.0 million notional amount swapped from United States dollars (with a weighted-average fixed rate of 6.77%) into Dutch guilders (with a weighted-average fixed rate of 4.58%).
     The Corporation's credit exposure on its interest rate derivatives as of December 31, 1997 and 1996, was not significant. Gross deferred gains and losses on the early termination of interest rate swaps as of December 31, 1997 and 1996, were not significant.

FOREIGN CURRENCY MANAGEMENT: The Corporation enters into various foreign currency contracts in managing its foreign exchange risks. The contractual amounts of foreign currency derivative financial instruments (principally, forward exchange contracts and purchased options) generally are exchanged by the
counterparties.   The  Corporation's   foreign
currency derivative financial instruments are designated to, and generally are denominated in the currencies of, the underlying exposures. Because the derivative financial instruments are effective in managing foreign exchange risks and are appropriately designated to the underlying exposures, they are afforded hedge accounting treatment.
     In order to minimize the volatility of reported equity, the Corporation hedges, on a limited basis, a portion of its net investment in subsidiaries located outside of the United States through the use of foreign currency forward contracts, foreign currency swaps, and purchased foreign currency options.
     Through its foreign currency hedging activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates. The Corporation responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The Corporation hedges its foreign currency transaction exposures, as well as certain forecasted transactions, based on management's judgment, generally through options and forward exchange contracts. Some of the contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges are used to mitigate transaction and commitment exposures.
     The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 1997 and 1996, in millions of dollars, including details by major currency as of December 31, 1997. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

As of December 31, 1997                               Buy                Sell
--------------------------------------------------------------------------------
United States dollar                              $  890.0           $  (620.2)
Pound sterling                                       256.7               (42.3)
Deutsche mark                                         72.9              (244.8)
Dutch guilder                                         47.1               (98.8)
Japanese yen                                           7.3              (109.4)
French franc                                          79.8              (111.3)
Canadian dollar                                      212.7              (179.6)
Italian lira                                          64.6               (91.5)
Swiss franc                                           26.2               (43.1)
Other                                                 73.6              (149.0)
--------------------------------------------------------------------------------
Total                                             $1,730.9           $(1,690.0)
================================================================================
As of December 31, 1996
--------------------------------------------------------------------------------
Total                                             $1,754.0           $(1,747.2)
================================================================================

     The contractual amounts of purchased currency options to buy currencies, predominantly the pound sterling and United States dollar, were $401.2 million and $328.5 million, at December 31, 1997 and 1996, respectively. The contractual amounts of purchased currency options to sell various currencies were $383.3 million and $309.1 million at December 31, 1997 and 1996, respectively.
     Credit exposure on foreign currency derivatives as of December 31, 1997 and 1996, was $82.6 million and $62.4 million, respectively.

     Deferred realized gains from option contracts on hedges of forecasted transactions were not significant at December 31, 1997 and 1996. Substantially all of the amounts deferred at December 31, 1997, are expected to be recognized in earnings during 1998, when the gains or losses on the underlying transactions also will be recognized.


NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.
     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
o Cash and cash equivalents, trade receivables, certain other current assets, short-term borrowings, and current maturities of long-term debt: The amounts reported in the Consolidated Balance Sheet approximate fair value.
o Long-term debt: Publicly traded debt is valued based on quoted market values. The amount reported in the Consolidated Balance Sheet for other long-term debt approximates fair value, since such debt was primarily variable rate debt.
o Interest rate hedges: The fair value of interest rate hedges reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date.
o Foreign currency contracts: The fair value of forward exchange contracts and options is estimated using prices established by financial institutions for comparable instruments.
     The following table sets forth the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying amounts approximate fair values, in millions of dollars:

Assets (Liabilities)                              Carrying               Fair
As of December 31, 1997                             Amount              Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                $(1,623.7)          $(1,660.4)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Liabilities                                        --                (5.6)
   Foreign currency
     Assets                                           68.4                82.6
     Liabilities                                     (13.2)              (17.5)
--------------------------------------------------------------------------------

Assets (Liabilities)                              Carrying               Fair
As of December 31, 1996                             Amount              Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                $(1,415.8)          $(1,437.5)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                             --                  .1
     Liabilities                                        --               (21.8)
   Foreign currency
     Assets                                           39.7                62.4
     Liabilities                                     (21.1)              (19.6)
--------------------------------------------------------------------------------

NOTE 11: RESTRUCTURING

In 1996, the Corporation commenced a restructuring of certain operations and recorded a restructuring charge of $91.3 million.
     The major component of the restructuring charge related to the elimination of approximately 1,500 positions. As a result, an accrual of $74.6 million for severance, principally associated with the European businesses in the Consumer segment, was included in the restructuring charge.
     In connection with the restructuring plan, the Corporation also took actions to rationalize certain manufacturing and service operations. Such rationalization, principally associated with the Consumer businesses in the United States, included the outsourcing of products then manufactured by the Corporation and the closure of several small manufacturing facilities. As a result, the restructuring charge also included a $6.6 million write-down to fair value of land and buildings. The remaining restructuring charge primarily related to the write-down to fair value of equipment made obsolete or redundant due to the decision to close certain facilities or outsource certain production.
     As more fully described in Note 23, in January 1998, the Corporation commenced an additional restructuring program, which is expected to be completed over the course of the next two years.


NOTE 12: DISCONTINUED OPERATIONS

Earnings from the discontinued Information Technology and Services (PRC) segment amounted to $70.4 million in 1996 and $38.4 million in 1995, net of applicable income taxes of $55.6 million and $8.7 million, respectively. The results of the discontinued PRC segment do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment, for $425.0 million. Earnings from discontinued operations in 1996 consisted primarily of the gain on the sale of PRC Inc., net of selling expenses and applicable income taxes. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant. The terms of the sale of PRC Inc. provide for an adjustment to the sales price based upon the changes in the net assets of PRC Inc. through February 15, 1996. That adjustment was finalized in January 1998.
     The Corporation sold PRC Realty Systems, Inc. (RSI), on March 31, 1995, and sold PRC Environmental Management, Inc. (EMI), on September 15, 1995, for proceeds of $60.0 million and $35.5 million, respectively. The aggregate gain on the sale of RSI and EMI of $2.5 million, net of applicable income taxes of $5.5 million, was included in earnings from discontinued operations for 1995. Together, PRC Inc., RSI, and EMI composed the discontinued PRC segment.
     Revenues of the discontinued PRC segment were $800.1 million in 1995. These revenues are not included in sales as reported in the Consolidated Statement of Earnings.

NOTE 13: INCOME TAXES

Earnings from continuing operations before income taxes and extraordinary item, for each year, in millions of dollars, were as follows:

                                   1997              1996                 1995
--------------------------------------------------------------------------------
United States                    $180.3             $121.0              $ 83.5
Other countries                   169.2               81.7               142.0
--------------------------------------------------------------------------------
                                 $349.5             $202.7              $225.5
================================================================================

   Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:

                                   1997               1996                1995
--------------------------------------------------------------------------------
Current:
   United States                 $ 32.4             $  4.0              $ 20.2
   Other countries                 16.3               34.5                33.5
   Withholding on remittances
    from other countries            1.9                2.1                 1.4
--------------------------------------------------------------------------------
                                   50.6               40.6                55.1
--------------------------------------------------------------------------------
Deferred:
   United States                   92.5              (10.6)              (50.2)
   Other countries                (20.8)              13.5                 4.1
--------------------------------------------------------------------------------
                                   71.7                2.9               (46.1)
--------------------------------------------------------------------------------
                                 $122.3             $ 43.5              $  9.0
================================================================================

     During 1996 and 1995, the Corporation utilized United States tax loss carryforwards and capital loss carryforwards obtained in a prior business combination. The effect of utilizing these carryforwards was to recognize deferred income tax expense and to reduce goodwill by $19.0 million in 1996 and $21.0 million in 1995.
     In 1995, income tax benefits of $2.6 million were recorded in connection with the extraordinary loss on extinguishment of debt. Income tax expense recorded directly as an adjustment to equity as a result of hedging activities in 1997 was $14.9 million and was not significant in 1996 and 1995.
     Income tax payments were $60.2 million in 1997, $40.8 million in 1996, and $56.3 million in 1995.
     Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

                                                      1997                1996
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                   $  (46.5)           $  (47.0)
   Postretirement benefits                           (35.5)              (39.1)
   Other                                             (15.8)              (27.7)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                       (97.8)             (113.8)
--------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                             69.0                98.5
   Tax credit and capital loss carryforwards            --                32.2
   Other                                              78.8               124.2
--------------------------------------------------------------------------------
Gross deferred tax assets                            147.8               254.9
--------------------------------------------------------------------------------
Deferred tax asset valuation allowance               (56.5)              (71.5)
--------------------------------------------------------------------------------
Net deferred tax (liabilities) assets             $   (6.5)           $   69.6
================================================================================

     Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other accrued liabilities, and deferred income taxes.
     During the year ended December 31, 1996, the deferred tax asset valuation allowance decreased by $76.2 million. Included in the decrease was $10.6 million that resulted from the reversal of a portion of the deferred tax asset valuation allowance based on the projections of estimable taxable earnings in the United States. The remaining decrease was due to the utilization of domestic tax loss carryforwards, offset by increased tax losses generated by foreign operations.
     During the year ended December 31, 1995, the deferred tax asset valuation allowance decreased by $113.5 million. Included in the decrease was $109.0 million that resulted from the reversal of a portion of the deferred tax asset valuation allowance based on the projection of estimable taxable earnings in the United States, including the effect of the then-pending sale of PRC Inc. The remaining decrease was due to the utilization of domestic tax loss carryforwards, offset by increased tax losses generated by foreign operations.
     Tax basis carryforwards at December 31, 1997, consisted of net operating losses expiring from 1998 to 2004.
     At December 31, 1997, unremitted earnings of subsidiaries outside of the United States were approximately $1.0 billion, on which no United States taxes had been provided, except that deferred withholding taxes have been provided on approximately $300 million of such unremitted earnings. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any United States taxes and offset any foreign withholding taxes not previously provided.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:

                                                                1997                1996                1995
-------------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory rate                        $122.3              $ 70.9              $ 78.9
Lower effective taxes on earnings in other countries           (14.5)              (10.3)              (16.5)
Effect of net operating loss carryforwards                       2.8               (52.3)              (19.4)
Effect of reduction in deferred tax asset valuation
   allowance  due to projection of estimable earnings
   in the United States                                           --               (10.6)              (65.0)
Withholding on remittances from other countries                 (1.3)               21.1                 1.4
Amortization and write-off of goodwill                          22.0                23.6                24.6
Other-- net                                                     (9.0)                1.1                 5.0
-------------------------------------------------------------------------------------------------------------------
Income taxes                                                  $122.3              $ 43.5              $  9.0
===================================================================================================================

NOTE 14: POSTRETIREMENT BENEFITS

Net pension cost (credit) for all domestic defined benefit plans included the following components for each year, in millions of dollars:

                                                                1997                1996                1995
-------------------------------------------------------------------------------------------------------------------
Service cost                                                  $ 14.8              $ 16.5              $ 11.3
Interest cost on projected benefit obligation                   48.6                48.8                47.9
Actual return on assets                                       (192.0)              (62.0)             (108.2)
Net amortization and deferral                                  120.0                (5.8)               39.3
-------------------------------------------------------------------------------------------------------------------
Net pension cost (credit)                                     $ (8.6)             $ (2.5)             $ (9.7)
===================================================================================================================

     The funded status of the domestic defined benefit plans at the end of each year, in millions of dollars, was as follows:

                                                                                   1997                1996
-------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested benefit                                                                 $632.9              $569.8
-------------------------------------------------------------------------------------------------------------------
   Accumulated benefit                                                            $651.1              $589.4
-------------------------------------------------------------------------------------------------------------------
   Projected benefit                                                              $709.9              $631.0
Plan assets at fair value                                                          942.4               796.2
-------------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                              232.5               165.2
Unrecognized net loss                                                                9.8                66.2
Unrecognized prior service cost                                                      4.7                 5.3
Unrecognized net asset at date of adoption, net of amortization                     (2.0)               (3.1)
-------------------------------------------------------------------------------------------------------------------
Net pension asset recognized in the Consolidated Balance Sheet                    $245.0              $233.6
===================================================================================================================
Discount rates                                                                       7.5%                8.0%
Salary scales                                                                    5.0-6.0%            5.0-6.0%
Expected return on plan assets                                                      9.75%               10.5%
-------------------------------------------------------------------------------------------------------------------

     Net pension cost (credit) for defined benefit pension plans outside of the United States was $(2.0) million in 1997, $.9 million in 1996, and $.8 million in 1995. The net pension asset recognized in the Consolidated Balance Sheet for those plans outside of the United States where assets exceeded accumulated benefits was $127.0 million and $119.3 million at December 31, 1997 and 1996, respectively. Liabilities of these plans were discounted at rates ranging from 4.0% to 7.5% in 1997 and from 4.0% to 8.5% in 1996, and expected returns on assets of these plans ranged from 5.5% to 10.0% in both 1997 and 1996. The net pension liability recognized in the Consolidated Balance Sheet for those plans outside of the United States where accumulated benefits exceeded assets was $66.0 million and $71.0 million at December 31, 1997 and 1996, respectively. Liabilities of these predominantly unfunded plans were discounted at rates ranging from 6.75% to 7.75% in 1997 and from 7.0% to 8.0% in 1996.
     Assets of domestic plans and plans outside of the United States consist principally of investments in equity securities, debt securities, and cash equivalents.
     The expected returns on plan assets during 1995 for defined benefit plans were 10.5% for plans in the United States and ranged from 5.5% to 10.5% for funded plans outside of the United States.
     Expense for defined contribution plans amounted to $12.0 million, $11.3 million, and $11.6 million in 1997, 1996, and 1995, respectively.

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

                                  1997                1996                1995
--------------------------------------------------------------------------------
Service expense                $   1.2              $  1.2              $  1.6
Interest expense                  10.8                11.6                14.0
Net amortization                 (10.2)               (8.8)               (7.0)
--------------------------------------------------------------------------------
Net periodic postretirement
   benefit expense             $   1.8              $  4.0              $  8.6
================================================================================

     The reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the Consolidated Balance Sheet at the end of each year, in millions of dollars, was as follows:

                                                     1997                1996
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                         $117.2              $114.0
   Fully eligible active participants                 17.3                14.9
   Other active participants                          16.0                13.5
--------------------------------------------------------------------------------
   Total                                             150.5               142.4
--------------------------------------------------------------------------------
Unrecognized prior service cost                       45.4                53.9
Unrecognized net gain                                 24.1                36.5
--------------------------------------------------------------------------------
Net postretirement benefit liability recognized
   in the Consolidated Balance Sheet                $220.0              $232.8
================================================================================

     The health care cost trend rate used to determine the postretirement benefit obligation was 9.7% for 1997 and 7.2% for 1998, decreases gradually to an ultimate rate of 5.25% in 2001, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The effect of a 1% annual increase in these assumed health care cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1997, by approximately $9.9 million. The effect of a 1% increase on the aggregate of the service and interest cost components of net periodic postretirement benefit cost is immaterial. An assumed discount rate of 7.5% was used to measure the accumulated postretirement benefit obligation in 1997 compared to 8.0% used in 1996.

NOTE 15:  STOCKHOLDERS' EQUITY

(Dollars in Millions Except Per Share Amounts)
                                                                                                               Equity
                             Outstanding                Outstanding              Capital in                Adjustment
                               Preferred                     Common        Par    Excess of     Retained         From
                                  Shares      Amount         Shares      Value    Par Value     Earnings  Translation
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994     150,000    $  150.0     84,688,803     $ 42.3    $ 1,049.1    $   24.6      $  (96.6)
Net earnings                         --          --              --         --           --       224.0           --
Cash dividends:
   Common ($.40 per share)           --          --              --         --           --       (34.4)          --
   Preferred                         --          --              --         --           --       (11.6)          --
Common stock issued under
   employee benefit plans            --          --       1,758,785         .9         35.4          --           --
Valuation changes, less net effect
   of hedging activities             --          --              --         --           --          --          39.5
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995     150,000       150.0     86,447,588       43.2      1,084.5       202.6         (57.1)
Net earnings                         --          --              --         --           --       229.6           --
Cash dividends:
   Common ($.48 per share)           --          --              --         --           --       (42.9)          --
   Preferred                         --          --              --         --           --        (9.1)          --
Conversion of preferred shares
   into common shares           (150,000)     (150.0)     6,350,000        3.2        146.8          --           --
Common stock issued under
   employee benefit plans            --          --       1,451,219         .7         30.4          --           --
Valuation changes, less net effect
   of hedging activities             --          --              --         --           --          --            .5
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         --          --      94,248,807       47.1      1,261.7       380.2         (56.6)
Net earnings                         --          --              --         --           --       227.2           --
Cash dividends on common stock
    ($.48 per share)                 --          --              --         --           --       (45.4)          --
Common stock issued under
   employee benefit plans            --          --         593,737         .3         16.5          --           --
Valuation changes, less net effect
   of hedging activities             --          --              --         --           --          --         (39.6)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997         --     $    --      94,842,544     $ 47.4    $ 1,278.2    $  562.0      $  (96.2)
======================================================================================================================

     The Corporation has one class of $.50 par value common stock with 150,000,000 authorized shares. The Corporation has authorized 5,000,000 shares of preferred stock without par value.
     On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of common stock in exchange for the previously outstanding 150,000 shares of Series B Cumulative Convertible Preferred Stock (Series B). Under terms established upon the original sale of the Series B stock, the Corporation had the option, after September 1996, to require the conversion of the shares of Series B stock into shares of common stock under certain circumstances. In accordance with the terms of the Series B stock, each such share was convertible into 42-1/3 shares of common stock and was entitled to 42-1/3 votes on matters submitted generally to the stockholders of the Corporation. The conversion rate and the number of votes per share were subject to adjustment under certain circumstances pursuant to anti-dilution provisions. Prior to the conversion in 1996, holders of Series B stock were entitled to dividends, payable quarterly, at an annual rate of $77.50 per share.

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


NOTE 16: EARNINGS PER SHARE

The computations of basic and diluted earnings per share from continuing operations for each year were as follows:

(Amounts in Millions Except Per Share Data)                     1997                1996                1995
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Earnings from continuing operations                        $227.2              $159.2              $216.5
   Preferred stock dividend                                       --                (9.1)              (11.6)
-------------------------------------------------------------------------------------------------------------------
   Numerator for basic earnings per share --
     earnings from continuing operations available
     to common stockholders                                    227.2               150.1               204.9
   Effect of dilutive securities -- preferred stock
     dividend                                                     --                 9.1                11.6
-------------------------------------------------------------------------------------------------------------------
   Numerator for diluted earnings per share --
     earnings from continuing operations available to
     common stockholders after assumed conversions            $227.2              $159.2              $216.5
===================================================================================================================
Denominator:
   Denominator for basic earnings per share from con-
     tinuing operations-- weighted-average shares               94.6                88.9                85.7
-------------------------------------------------------------------------------------------------------------------
   Effect of dilutive securities:
     Employee stock options and stock issuable under
       employee benefit plans                                    1.9                 2.2                 2.3
     Convertible preferred stock                                  --                 5.0                 6.4
-------------------------------------------------------------------------------------------------------------------
   Dilutive potential common shares                              1.9                 7.2                 8.7
-------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share from
     continuing operations -- adjusted weighted-
     average shares and assumed conversions                     96.5                96.1                94.4
===================================================================================================================
Basic earnings per share from continuing
   operations                                                 $ 2.40              $ 1.69              $ 2.39
===================================================================================================================
Diluted earnings per share from continuing
   operations                                                 $ 2.35              $ 1.66              $ 2.29
===================================================================================================================

     For additional information regarding the preferred stock and employee stock options, see Notes 15 and 17, respectively.
     The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

                                                                 1997                1996                1995
-------------------------------------------------------------------------------------------------------------------
Number of options (in millions)                                   0.7                 0.3                 0.1
Weighted-average exercise price                                $38.64              $37.56              $35.38
-------------------------------------------------------------------------------------------------------------------

NOTE 17: STOCK-BASED COMPENSATION

The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing stock-based compensation arrangements provided to employees.
     APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
     Under various stock option plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 1997, 6,091,154 non-qualified stock options were outstanding under domestic plans. There were 82,240 stock options outstanding under the United Kingdom plan.
     Under all plans, there were 697,095 shares of common stock reserved for future grants as of December 31, 1997. Transactions are summarized as follows:

                                                                     Weighted-
                                                                       Average
                                             Stock Options      Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                 5,788,688              $24.18
Granted                                          1,410,050               33.92
Exercised                                        1,115,328               18.01
Forfeited                                          430,931               26.26
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                 5,652,479               24.12
Granted                                          1,191,650               37.79
Exercised                                          429,402               19.74
Forfeited                                          241,333               29.74
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                 6,173,394              $26.86
================================================================================
Shares exercisable at December 31, 1996          3,424,497              $19.05
================================================================================
Shares exercisable at December 31, 1997          3,607,991              $20.87
================================================================================

                                             Stock Options         Price Range
--------------------------------------------------------------------------------
Shares exercised during the year ended
 December 31, 1995                               1,165,152         $9.88-25.25
================================================================================

     Exercise prices for options outstanding as of December 31, 1997, ranged from $9.88 to $41.00. The following table provides certain information with respect to stock options outstanding at December 31, 1997:

                                                                     Weighted-
                                                 Weighted-             Average
Range of                Stock Options              Average           Remaining
Exercise Prices           Outstanding       Exercise Price    Contractual Life
--------------------------------------------------------------------------------
Under $15.00                  816,163               $12.51                 3.1
$15.00-$22.49               2,033,107                20.43                 3.5
$22.50-$33.74               1,360,499                28.71                 8.3
Over $33.75                 1,963,625                38.21                 9.1
--------------------------------------------------------------------------------
                            6,173,394               $26.86                 6.3
================================================================================

     The following table provides certain information with respect to stock options exercisable at December 31, 1997:

                                                                     Weighted-
Range of                                     Stock Options             Average
Exercise Prices                                Exercisable      Exercise Price
--------------------------------------------------------------------------------
Under $15.00                                       816,163              $12.51
$15.00-$22.49                                    2,011,907               20.43
$22.50-$33.74                                      486,521               26.94
Over $33.75                                        293,400               37.12
--------------------------------------------------------------------------------
                                                 3,607,991              $20.87
================================================================================

     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1995 and thereafter, including, if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to 1997, 1996, and 1995 grants been measured under the fair value recognition provisions of SFAS No. 123.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Corporation's stock-based compensation arrangements have characteristics significantly different from those of traded options, and changes in the subjective input assumptions used in valuation models can materially affect the fair value estimate. Therefore, the Corporation is of the opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based compensation.
     The weighted-average fair values at date of grant for options granted during 1997, 1996, and 1995 were $11.86, $10.30, and $9.85, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                     1997             1996                1995
--------------------------------------------------------------------------------
Expected life in years               5.7               5.9                 5.7
Interest rate                       5.91%             6.25%               5.79%
Volatility                          24.8%             22.2%               22.3%
Dividend yield                      1.28%             1.43%               1.41%
--------------------------------------------------------------------------------

     The Corporation's pro forma information for the years ended December 31, 1997, 1996, and 1995, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following pro forma information is not representative of the pro forma effect of the fair value provisions of SFAS No. 123 on the Corporation's net earnings in future years because pro forma compensation expense related to grants made prior to 1995 may not be taken into consideration:

(Dollars in Millions  Except Per Share Amounts)                   1997              1996                1995
-------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                        $ 224.3            $ 227.5             $ 223.2
Pro forma net earnings per common share-- basic               $  2.37            $  2.46             $  2.47
Pro forma net earnings per common share --
   assuming dilution                                          $  2.32            $  2.37             $  2.37
-------------------------------------------------------------------------------------------------------------------


NOTE 18: BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Corporation operates in two business segments: Consumer, including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial, including fastening and assembly systems and glass container-forming and inspection equipment.
     Sales, operating income, capital expenditures, and depreciation set forth in the following table exclude the results of the discontinued PRC segment. As more fully described in Note 23, in January 1998, the Corporation determined to sell its recreational products and glass container-forming and inspection equipment businesses as well as a portion of its household products business. Sales, operating income, identifiable assets, capital expenditures, and depreciation provided in the following table for all periods presented include the results of the recreational products, glass container-forming and inspection equipment, and household products businesses.
     Corporate assets included in corporate and eliminations were $423.9 million at December 31, 1997, $366.0 million at December 31, 1996, and $688.1 million at December 31, 1995, and principally consist of cash and cash equivalents, other current assets, property, other sundry assets, and, for 1995, net assets of the discontinued PRC segment. The remainder of corporate and eliminations includes certain pension credits and amounts to eliminate intercompany items, including accounts receivable and payable and intercompany profit in inventory.

                                       64

Business Segments
(Millions of Dollars)
                                                                                     Corporate &
1997                                                    Consumer     Commercial     Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                        $ 4,241.6      $   698.9       $       --        $ 4,940.5
Operating income                                           400.8           82.2              6.3            489.3
Operating income excluding goodwill amortization           448.8           97.5              6.3            552.6
Identifiable assets                                      5,627.3        1,519.3         (1,785.9)         5,360.7
Capital expenditures                                       181.6           18.9              2.6            203.1
Depreciation                                               130.8           16.5              2.6            149.9

1996
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                        $ 4,212.0      $   702.4       $       --        $ 4,914.4
Operating income                                           273.0           75.7              8.2            356.9
Operating income excluding restructuring costs
   and goodwill amortization                               410.6           95.7              8.2            514.5
Identifiable assets                                      5,002.5        1,382.0         (1,231.0)         5,153.5
Capital expenditures                                       177.5           17.3              1.5            196.3
Depreciation                                               128.6           16.0              2.8            147.4

1995
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                        $ 4,075.6      $   690.5       $       --        $ 4,766.1
Operating income                                           348.5           74.8              2.8            426.1
Operating income excluding goodwill amortization           399.8           91.9              2.8            494.5
Identifiable assets                                      4,929.2        1,382.8           (766.7)         5,545.3
Capital expenditures                                       184.1           15.7              3.3            203.1
Depreciation                                               115.9           15.4              4.6            135.9
-----------------------------------------------------------------------------------------------------------------------

Geographic Areas
(Millions of Dollars)
                                                United                                 Corporate &
1997                                            States         Europe        Other    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $ 2,855.7       $1,368.9    $    715.9     $       --      $ 4,940.5
Sales and transfers between geographic areas     232.8          189.8         367.9         (790.5)            --
-----------------------------------------------------------------------------------------------------------------------
Total sales                                  $ 3,088.5       $1,558.7    $  1,083.8     $   (790.5)     $ 4,940.5
=======================================================================================================================
Operating income (loss)                      $   337.9       $  145.5    $      (.4)    $      6.3      $   489.3
Identifiable assets                          $ 3,771.7       $2,461.0    $    818.4     $ (1,690.4)     $ 5,360.7

1996
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $ 2,726.1       $1,466.8    $    721.5     $       --      $ 4,914.4
Sales and transfers between geographic areas     246.6          176.4         256.0         (679.0)            --
-----------------------------------------------------------------------------------------------------------------------
Total sales                                  $ 2,972.7       $1,643.2    $    977.5     $   (679.0)     $ 4,914.4
=======================================================================================================================
Operating income (loss)                      $   282.3       $   67.5    $     (1.1)    $      8.2      $   356.9
Operating income excluding
   restructuring costs                       $   317.4       $  117.2    $      5.4     $      8.2      $   448.2
Identifiable assets                          $ 3,258.5       $2,375.9    $    783.6     $ (1,264.5)     $ 5,153.5

1995
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $ 2,551.2       $1,503.6    $    711.3     $       --      $ 4,766.1
Sales and transfers between geographic areas     287.8          165.0         206.0         (658.8)            --
-----------------------------------------------------------------------------------------------------------------------
Total sales                                  $ 2,839.0       $1,668.6    $    917.3     $   (658.8)     $ 4,766.1
=======================================================================================================================
Operating income                             $   300.2       $   96.0    $     27.1     $      2.8      $   426.1
Identifiable assets                          $ 3,216.6       $2,488.4    $    763.9     $   (923.6)     $ 5,545.3
-----------------------------------------------------------------------------------------------------------------------

     In the Geographic Areas table, United States includes all domestic operations and several intercompany manufacturing facilities outside the United States that manufacture products predominantly for sale in the United States. Other includes subsidiaries located in Canada, Latin America, Australia, and Asia.
     Transfers between geographic areas are accounted for at cost plus a reasonable profit. Transfers between business segments are not significant. Identifiable assets are those assets identified with the operations in each area or segment, including goodwill.
     During the year ended December 31, 1997, sales to The Home Depot, a customer in the Consumer segment, accounted for $541.6 million of consolidated sales. No single customer accounted for 10% or more of consolidated sales in the years ended December 31, 1996 or 1995.
     In 1996, restructuring costs in the amount of $87.7 million and $3.6 million were charged to the Consumer and Commercial segments, respectively.


NOTE 19: OTHER EXPENSE

Other expense for 1997, 1996, and 1995 primarily included the costs associated with the sale of receivables program and, for 1997, currency losses.


NOTE 20: LEASES

The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 1997, 1996, and 1995 amounted to $76.3 million, $71.2 million, and $68.0 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 1997, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                  1998                                $  52.9
                  1999                                   43.8
                  2000                                   33.8
                  2001                                   26.2
                  2002                                   27.1
                  Thereafter                             61.9
--------------------------------------------------------------------------------
                  Total                               $ 245.7
================================================================================


NOTE 21: LITIGATION AND CONTINGENT LIABILITIES

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if it has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     Insurance recoveries for environmental and certain general liability claims are not recognized until realized. In the opinion of the Corporation, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
     As of December 31, 1997, the Corporation had no known probable but inestimable exposures that could have a material effect on the Corporation.

NOTE 22: QUARTERLY RESULTS (UNAUDITED)

(Millions of Dollars Except Per Share Data)

Year Ended December 31, 1997                         First Quarter    Second Quarter   Third Quarter   Fourth Quarter
---------------------------------------------------------------------------------------------------------------------
Sales                                                   $  1,015.0        $  1,182.2      $  1,224.9       $  1,518.4
Gross margin                                                 364.5             420.4           436.0            550.4
Net earnings                                                  26.3              45.5            58.4             97.0
=====================================================================================================================
Net earnings per common share -- basic                  $      .28        $      .48      $      .62       $     1.02
=====================================================================================================================
Net earnings per common share -- assuming dilution      $      .27        $      .47      $      .60       $     1.00
=====================================================================================================================

Year Ended December 31, 1996
---------------------------------------------------------------------------------------------------------------------
Sales                                                   $  1,065.0        $  1,207.9      $  1,186.7       $  1,454.8
Gross margin                                                 394.9             426.0           429.2            507.7
Earnings (loss) from continuing operations                   (32.4)             45.3            55.7             90.6
Earnings from discontinued operations                         70.4                --              --               --
Net earnings                                                  38.0              45.3            55.7             90.6
=====================================================================================================================
Net earnings per common share -- basic:
     Earnings (loss) from continuing operations         $     (.41)       $      .48      $      .60       $      .97
     Earnings from discontinued operations                     .81                --              --               --
---------------------------------------------------------------------------------------------------------------------
Net earnings per common share -- basic                  $      .40        $      .48      $      .60       $      .97
=====================================================================================================================
Net earnings per common share -- assuming dilution:
     Earnings (loss) from continuing operations         $     (.41)       $      .47      $      .58       $      .94
     Earnings from discontinued operations                     .81                --              --               --
---------------------------------------------------------------------------------------------------------------------
Net earnings per common share -- assuming dilution      $      .40        $      .47      $      .58       $      .94
=====================================================================================================================

     The earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with SFAS No. 128, Earnings per Share.
     Earnings from discontinued operations of $70.4 million, net of applicable income taxes of $55.6 million, in the first quarter of 1996 primarily consisted of the gain on the sale of PRC Inc., the remaining business in the discontinued PRC segment.
     Results for the first quarter of 1996 included a restructuring charge of $81.6 million ($67.0 million net of tax). An additional restructuring charge of $9.7 million ($7.8 million net of tax) was recognized in the fourth quarter of 1996.
     Results for the quarter ended December 31, 1996, included a tax benefit of $10.6 million ($.11 per share both on a basic and a diluted basis) related to the reduction of the deferred tax asset valuation allowance. Due to a change in the mix between foreign and domestic earnings during the fourth quarter of 1996, the Corporation's effective tax rate, exclusive of the tax benefits of the restructuring charge and the reduction of deferred tax asset valuation allowance described above, was 24% for the year ended December 31, 1996, compared to 27% for each of the first three quarters in 1996. Consequently, results for the quarter ended December 31, 1996, included a tax benefit of $5.6 million ($.06 per share on both a basic and a diluted basis) reflective of the cumulative year-to-date adjustment of the effective tax rate.
     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

NOTE 23: SUBSEQUENT EVENTS

OVERVIEW: A comprehensive strategic repositioning plan, designed to intensify focus on core operations and improve operating performance, was approved by the Corporation's Board of Directors on January 26, 1998. The program includes the following components: (i) divestiture of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia; (ii) the repurchase of up to 10% of the Corporation's outstanding common stock; and (iii) a restructuring of the Corporation's remaining businesses. Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.

DIVESTITURES: The Corporation has engaged investment bankers to assist in the divestitures of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia. Based upon preliminary indications from investment bankers, the Corporation expects aggregate net proceeds from the sales of these businesses to exceed $500 million. Net proceeds from the sales of these businesses, together with cash generated by remaining operations, are expected to be utilized in the repurchase of up to 10% of the Corporation's outstanding common stock and to fund the restructuring program described below. The divestitures are expected to be completed during 1998.

REPURCHASE OF COMMON STOCK: On January 26, 1998, the Board of Directors authorized the repurchase of up to 10%, or 9,484,254 shares, of the Corporation's outstanding common stock over the next two years. A combination of net proceeds from the sale of divested businesses and cash flow from remaining operations will be used to fund the stock repurchase program. Prior to the receipt of proceeds from the sale of divested businesses, the Corporation also may utilize its existing borrowing facilities to fund a portion of the stock repurchase program.

RESTRUCTURING CHARGE: The restructuring program, which primarily relates to the worldwide power tools and accessories business and will be completed over a period of two years, is being undertaken to reduce fixed costs and simplify the supply chain and new product introduction processes. The majority of the restructuring charge is expected to be recognized in the first quarter of 1998, with the balance to be recognized over the remaining course of the program.

CHANGE IN ACCOUNTING FOR GOODWILL: As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, the Corporation will estimate the future discounted cash flows of the businesses to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions. Future discounted cash flows for the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia include an estimate of the proceeds from the eventual sale of such businesses, net of associated selling expenses and taxes. The Corporation believes that measurement of the value of goodwill through a discounted cash flow approach is preferable in that such a measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, more realistic valuation than the undiscounted approach.
     In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment described above, approximately $900 million of goodwill will be written off through a charge to operations during the first quarter of 1998. That write-down, which relates to goodwill associated with the security hardware, plumbing products, and fastening and assembly systems businesses and includes an approximate $60 million write-down of goodwill associated with the businesses to be sold, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in the preceding paragraph.

REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have  audited the  accompanying  consolidated  balance  sheets of The Black &
Decker Corporation as of December 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ERNST & YOUNG LLP
Baltimore, Maryland
January 26, 1998

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.



                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

     Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.


ITEM 11.        EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998, under the captions "Voting Securities" and "Security Ownership of Management" and is incorporated herein by reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998, under the caption "Executive Compensation" and is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statements Schedules, and Exhibits

         (1)  List of Financial Statements
              The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

                   Consolidated Statement of Earnings - years ended December 31, 1997, 1996, and 1995.

                   Consolidated Balance Sheet - December 31, 1997 and 1996.

                   Consolidated Statement of Cash Flows - years ended December 31, 1997, 1996, and 1995.

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

        (3)  List of Exhibits
              The following exhibits are either included in this report or incorporated herein by reference as indicated below:


              Exhibit No.        Exhibit

              3(a) Articles of Restatement of the Charter of the Corporation included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, are incorporated herein by reference.

              3(b) By-Laws of the Corporation, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, are incorporated herein by reference.

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

              10(b) The Black & Decker 1986 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

              10(c) The Black & Decker 1986 U.K. Approved Option Scheme, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-47651), filed with the
                                 Commission on May 5, 1992, is incorporated herein by reference.

              10(d) The Black & Decker 1989 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

              10(e) The Black & Decker 1992 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

              10(f) The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

              10(g) The Black & Decker 1996 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

              10(h) The Black & Decker Performance Equity Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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

              10(m)(1) The Black & Decker Supplemental Pension Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

              10(m)(2) Amendment to The Black & Decker Supplemental Pension Plan dated as of May 21, 1997.

              10(n)(1) The Black & Decker Executive Deferred Compensation Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

              10(n)(2) Amendment to The Black & Decker Executive Deferred Compensation Plan dated as of July 17, 1996, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

              10(o)(1) The Black & Decker Supplemental Retirement Savings Plan, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-65013), filed with the Commission on December 14, 1995, is incorporated herein by reference.

              10(o)(2) Amendment to The Black & Decker Supplemental Retirement Savings Plan dated as of April 22, 1997.

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

              10(u)              Description  of  certain  incidental   benefits
                                 provided   to   executive   officers   of   the
                                 Corporation.

              10(v) Form of Amendment and Restatement of Severance Benefits Agreement by and between the Corporation and approximately 19 of its key employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

              10(w) Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

              10(x) Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Joseph Galli, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

              10(y) Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Charles E. Fenton, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

              10(z) Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Dennis G. Heiner, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

              10(aa) Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Thomas M. Schoewe, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

              10(bb) Letter Agreement dated as of August 13, 1991, by and between the Corporation and Newell Co., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, is incorporated herein by reference.

              10(cc) Standstill Agreement dated as of September 24, 1991, between the Corporation and Newell Co., included in the Corporation's Current Report on Form 8-K dated September 25, 1991, is incorporated herein by reference.

              10(dd) Distribution Agreement dated September 9, 1994, by and between the Corporation, Lehman Brothers Inc., Citicorp Securities, Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, NationsBanc Capital Markets, Inc. and Salomon Brothers Inc., included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

              10(ee) Stock Purchase Agreement dated as of December 13, 1995, by and among the Corporation, PRC Investments Inc., PRC Inc. and Litton Industries, Inc., included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

              10(ff)(1)          The Black & Decker 1996 Employee Stock Purchase
                                 Plan,   included   in  the   definitive   Proxy
                                 Statement  for  the  1996  Annual   Meeting  of
                                 Stockholders of the Corporation  dated March 1,
                                 1996, is incorporated by reference.

              10(ff)(2)          Amendment  to The Black & Decker 1996  Employee
                                 Stock Purchase Plan, as adopted on February 12,
                                 1997,  included  in  the  Corporation's  Annual
                                 Report on Form 10-K for the year ended December
                                 31, 1996, is incorporated herein by reference.

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

(b)      Reports on Form 8-K
         The Corporation did not file any reports on Form 8-K during the twelve month period ended December 31, 1997.

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


(d)      Financial Statement Schedules
         The Financial Statement Schedule required by Regulation S-X is filed herewith.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                              (Millions of Dollars)




                                          Balance        Additions                                 Other
                                               At         Charged                                Changes          Balance
                                        Beginning        to Costs                                    Add           At End
Description                             of Period     and Expenses          Deductions          (Deduct)        of Period
---------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1997
Reserve for doubtful accounts
     and cash discounts                     $ 44.0          $ 70.0           $ 63.8(A)        $ (2.4)(B)           $ 47.8
===========================================================================================================================

Year Ended December 31, 1996
Reserve for doubtful accounts
     and cash discounts                     $ 43.1          $ 58.1           $ 56.7(A)        $  (.5)(B)           $ 44.0
===========================================================================================================================

Year Ended December 31, 1995
Reserve for doubtful accounts
     and cash discounts                     $ 38.2          $ 56.6           $ 52.9(A)        $  1.2 (B)           $ 43.1
===========================================================================================================================



 (A) Accounts written off during the year and cash discounts taken by customers.

 (B) Primarily includes currency translation adjustments.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE BLACK & DECKER CORPORATION

Date:    February 19, 1998          By      /s/ NOLAN D. ARCHIBALD
         -----------------                  ----------------------
                                            Nolan D. Archibald
                                            Chairman, President, and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                          Title                        Date

Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                         February 19, 1998
----------------------                                         -----------------
Nolan D. Archibald              Chairman, President, and
                                Chief Executive Officer

Principal Financial Officer

/s/ THOMAS M. SCHOEWE                                          February 19, 1998
---------------------                                          -----------------
Thomas M. Schoewe               Senior Vice President and
                                Chief Financial Officer

Principal Accounting Officer

/s/ STEPHEN F. REEVES                                          February 19, 1998
---------------------                                          -----------------
Stephen F. Reeves               Vice President and
                                Controller

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

             Nolan D. Archibald                    Alonzo G. Decker, Jr.
             Norman R. Augustine                   Anthony Luiso
             Barbara L. Bowles                     Mark H. Willes
             Malcolm Candlish                      M. Cabell Woodward, Jr.


By   /s/ NOLAN D. ARCHIBALD                             Date:  February 19, 1998
     ----------------------                                    -----------------
     Nolan D. Archibald
     Attorney-in-Fact