Form 10-K405/A
period 1997-12-31
BLACK & DECKER CORP
filed 1998-03-30
CIK 12355

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

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

On March 30, 1998, The Black & Decker Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share:

o        Year Ended December 31, 1996.
o        Year Ended December 31, 1995.
o        Quarter Ended March 30, 1997.
o        Quarter Ended June 29, 1997.
o        Quarter Ended September 28, 1997.
o        Quarter Ended March 31, 1996.
o        Quarter Ended June 30, 1996.
o        Quarter Ended September 29, 1996.

Accordingly, the undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, by deleting those items in their entirety and inserting in their place the following:


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

              11                    Computation of Earnings Per Share.

              12                    Computation of Ratios.

              21                    List of Subsidiaries.

              23                    Consent of Independent Auditors.

              24                    Powers of Attorney.

              27                    Financial   Data   Schedule   -  year  ended
                                    December 31, 1997.

              27(a) Restated Financial Data Schedule - year ended December 31, 1996.

              27(b) Restated Financial Data Schedule - year ended December 31, 1995.

              27(c) Restated Financial Data Schedule - quarter ended March 30, 1997.

              27(d) Restated Financial Data Schedule - quarter ended June 29, 1997.

              27(e) Restated Financial Data Schedule - quarter ended September 28, 1997.

              27(f) Restated Financial Data Schedule - quarter ended March 31, 1996.

              27(g) Restated Financial Data Schedule - quarter ended June 30, 1996.

              27(h) Restated Financial Data Schedule - quarter ended September 29, 1996.

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


                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE BLACK & DECKER CORPORATION


Date:       March 30, 1998               By:  /s/ STEPHEN F. REEVES
       ----------------------                 ----------------------------------
                                                  Stephen F. Reeves
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)