Form 10-Q
period 1998-03-29
BLACK & DECKER CORP
filed 1998-05-13
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934 For the quarterly period ended     March 29, 1998
                                       or
[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from      to

Commission File Number:              1-1553


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                 52-0248090
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

701 East Joppa Road          Towson, Maryland                           21286
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

The number of shares of Common Stock outstanding as of March 29, 1998:
94,996,681
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                                 March 29, 1998





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited)
   For the Three Months Ended March 29, 1998 and March 30, 1997                3
                                                               ----------------

Consolidated Balance Sheet
   March 29, 1998 (Unaudited) and December 31, 1997                            4
                                                   ----------------------------

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
   For the Three Months Ended March 29, 1998 and March 30, 1997                5
                                                               ----------------

Consolidated Statement of Cash Flows (Unaudited)
   For the Three Months Ended March 29, 1998 and March 30, 1997                6
                                                               ----------------

Notes to Consolidated Financial Statements (Unaudited)                         7
                                                      -------------------------

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                      12
                        ------------------------------------------------------

PART II - OTHER INFORMATION                                                   23
                           ---------------------------------------------------

SIGNATURES                                                                    26
          --------------------------------------------------------------------

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
                                                                Three Months Ended
-------------------------------------------------------------------------------------------
                                                        March 29, 1998     March 30, 1997
-------------------------------------------------------------------------------------------
Sales                                                      $   1,008.3         $  1,015.0
   Cost of goods sold                                            658.3              650.5
   Selling, general, and administrative expenses                 279.9              291.2
   Write-off of goodwill                                         900.0                  -
   Restructuring costs                                           140.0                  -
-------------------------------------------------------------------------------------------
Operating Income (Loss)                                         (969.9)              73.3
   Interest expense (net of interest income)                      28.4               30.6
   Other income (expense)                                           .3               (2.3)
-------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes                             (998.0)              40.4
   Income taxes (benefit)                                        (26.6)              14.1
-------------------------------------------------------------------------------------------
Net Earnings (Loss)                                        $    (971.4)        $     26.3
===========================================================================================



-------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Common Share -- Basic              $    (10.21)        $      .28
===========================================================================================
Shares Used in Computing Basic Earnings Per Share
   (in Millions)                                                  95.1               94.4
===========================================================================================

-------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Common Share -- Assuming
   Dilution                                                $    (10.21)        $      .27
===========================================================================================
Shares Used in Computing Diluted Earnings Per
   Share (in Millions)                                            95.1               96.0
===========================================================================================

Dividends Per Common Share                                 $       .12         $      .12
===========================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

---------------------------------------------------------------------------------------------
                                                   March 29, 1998
                                                      (Unaudited)         December 31, 1997
---------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                           $        98.8              $      246.8
Trade receivables                                           831.6                     931.4
Inventories                                                 827.4                     774.7
Other current assets                                        187.9                     125.9
---------------------------------------------------------------------------------------------
   Total Current Assets                                   1,945.7                   2,078.8
---------------------------------------------------------------------------------------------
Property, Plant, and Equipment                              877.3                     915.1
Goodwill                                                    959.2                   1,877.3
Other Assets                                                491.7                     489.5
---------------------------------------------------------------------------------------------
                                                    $     4,273.9              $    5,360.7
=============================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                               $        74.7              $      178.3
Current maturities of long-term debt                        164.6                      60.5
Trade accounts payable                                      411.6                     372.0
Other accrued liabilities                                   714.4                     761.8
---------------------------------------------------------------------------------------------
   Total Current Liabilities                              1,365.3                   1,372.6
---------------------------------------------------------------------------------------------
Long-Term Debt                                            1,570.6                   1,623.7
Deferred Income Taxes                                        58.3                      57.7
Postretirement Benefits                                     303.5                     304.2
Other Long-Term Liabilities                                 204.0                     211.1
Stockholders' Equity
Common stock, par value $.50 per share
   (outstanding: March 29, 1998--94,996,681 shares;
   December 31, 1997--94,842,544 shares)                     47.5                      47.4
Capital in excess of par value                            1,261.6                   1,278.2
Retained earnings (deficit)                                (420.9)                    562.0
Accumulated other comprehensive income                     (116.0)                    (96.2)
---------------------------------------------------------------------------------------------
   Total Stockholders' Equity                               772.2                   1,791.4
---------------------------------------------------------------------------------------------
                                                    $     4,273.9              $    5,360.7
=============================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)


-------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                       Outstanding              Capital in    Retained         Other          Total
                                            Common       Par     Excess of    Earnings Comprehensive  Stockholders'
                                            Shares      Value    Par Value   (Deficit)        Income         Equity
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            94,248,807    $  47.1   $  1,261.7   $   380.2    $   (56.6)     $ 1,632.4
Comprehensive income:
   Net earnings                                 --         --           --        26.3           --           26.3
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)           --         --           --          --        (43.9)         (43.9)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --        26.3        (43.9)         (17.6)
-------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --       (11.3)          --          (11.3)
Common stock issued under
   employee benefit plans                  168,157         .1          4.8          --           --            4.9
-------------------------------------------------------------------------------------------------------------------
Balance at March 30, 1997               94,416,964    $  47.2   $  1,266.5   $   395.2    $  (100.5)     $ 1,608.4
===================================================================================================================

Balance at December 31, 1997            94,842,544    $  47.4   $  1,278.2   $   562.0    $   (96.2)     $ 1,791.4
Comprehensive income:
   Net loss                                     --         --           --      (971.4)          --         (971.4)
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)           --         --           --          --        (19.8)         (19.8)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --      (971.4)       (19.8)        (991.2)
-------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --       (11.5)          --          (11.5)
Purchase and retirement of
   common stock                           (681,000)       (.3)       (33.5)         --           --          (33.8)
Common stock issued under
   employee benefit plans                  835,137         .4         16.9          --           --           17.3
-------------------------------------------------------------------------------------------------------------------
Balance at March 29, 1998               94,996,681    $  47.5   $  1,261.6   $  (420.9)   $  (116.0)     $   772.2
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
                                                                            Three Months Ended
-------------------------------------------------------------------------------------------------------
                                                                    March 29, 1998      March 30, 1997
-------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings (loss)                                                    $    (971.4)         $     26.3
Adjustments to reconcile net earnings (loss) to cash flow from operating activities:
   Non-cash charges and credits:
     Goodwill write-off                                                      900.0                   -
     Restructuring charges                                                   100.0                   -
     Depreciation and amortization                                            43.8                54.7
   Other                                                                       6.2                (2.7)
   Changes in selected working capital items:
     Trade receivables                                                        89.4                49.2
     Inventories                                                             (64.0)             (120.3)
     Trade accounts payable                                                   43.8               (36.4)
   Restructuring spending                                                     (4.6)                  -
   Other assets and liabilities                                             (129.4)              (42.5)
   Net decrease in receivables sold                                              -               (59.0)
-------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                        13.8              (130.7)
-------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                                               3.3                 2.6
Capital expenditures                                                         (32.2)              (40.2)
Cash inflow from hedging activities                                           82.3                15.0
Cash outflow from hedging activities                                         (81.5)              (14.4)
-------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                       (28.1)              (37.0)
-------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                     (14.3)             (167.7)
Financing Activities
Net decrease in short-term borrowings                                        (97.4)              (56.6)
Proceeds from long-term debt (including revolving credit facility)           202.6               400.0
Payments on long-term debt (including revolving credit facility)            (162.0)             (183.6)
Redemption of preferred stock of subsidiary                                  (41.7)                  -
Purchase of common stock                                                     (33.8)                  -
Issuance of common stock                                                      11.8                 1.1
Cash dividends                                                               (11.5)              (11.3)
-------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                      (132.0)              149.6
Effect of exchange rate changes on cash                                       (1.7)               (4.1)
-------------------------------------------------------------------------------------------------------
Decrease In Cash And Cash Equivalents                                       (148.0)              (22.2)
Cash and cash equivalents at beginning of period                             246.8               141.8
-------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                             $      98.8          $    119.6
=======================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three-month period ended March 29, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.
     Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present other comprehensive income, which represents total non-stockholder changes in equity. The Corporation has included its presentation of other comprehensive income in the accompanying Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 29, 1998 and March 30, 1997. In connection with the adoption of SFAS No. 130, the Corporation has changed the designation of its "Equity adjustment from translation" component of stockholders' equity in the accompanying Consolidated Balance Sheet to "Accumulated other comprehensive income."

NOTE 2: STRATEGIC REPOSITIONING
Overview: A comprehensive strategic repositioning plan, designed to intensify focus on core operations and improve operating performance, was approved by the Corporation's Board of Directors on January 26, 1998. The program includes the following components: (i) divestiture of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia; (ii) the repurchase of up to 10% of the Corporation's outstanding common stock; and (iii) a restructuring of the Corporation's remaining businesses. Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.

Divestitures: The Corporation has engaged investment bankers to assist in the divestitures of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia. The recreational products and household products businesses are components of the Consumer and Home Improvement Products (Consumer) segment; the glass container-forming and inspection equipment business is a component of the Commercial and Industrial Products (Commercial) segment.
    The Corporation expects aggregate net proceeds from the sales of these businesses to exceed $500 million. Net proceeds from the sales of these businesses, together with cash generated by remaining operations, are expected to be utilized in the repurchase of up to 10% of the Corporation's outstanding common stock and to fund the restructuring program described below. During the quarter ended March 29, 1998, the Corporation reached agreement regarding the sale of assets of the household products business in Australia, the proceeds of which are immaterial. The remaining divestitures are expected to be completed during 1998.
    As more fully described in Note 8, on May 11, 1998, the Corporation announced that had entered into a definitive agreement for the sale of the Corporation's household products business (other than certain assets associated with the Corporation's cleaning and lighting products, such as the Dustbuster(R), SnakeLight(R), ScumBusterTM, and FloorBuster(R) products) in North America, Central America, and Latin America (excluding Brazil, Uruguay, and Paraguay).
    Sales of the businesses to be divested, in aggregate, were $140.9 million and $152.8 million for the three months ended March 29, 1998, and March 30, 1997, respectively.

Repurchase of Common Stock: On January 26, 1998, the Board of Directors authorized the repurchase of up to 10%, or 9,484,254 shares, of the Corporation's outstanding common stock over the next two years. A combination of net proceeds from the sale of divested businesses and cash flow from remaining operations will be used to fund the stock repurchase program. Prior to the receipt of proceeds from the sale of divested businesses, the Corporation also may utilize its existing borrowing facilities to fund a portion of the stock repurchase program.
    During the three months ended March 29, 1998, the Corporation repurchased 681,000 shares of common stock at an aggregate cost of $33.8 million.

Restructuring Charge: The restructuring program, which will be completed over a period of two years, is being undertaken to reduce fixed costs and simplify the supply chain and new product introduction processes. During the three months ended March 29, 1998, the Corporation commenced this program and recognized a restructuring charge in the amount of $140.0 million. The Corporation anticipates that additional restructuring charges will be recognized over the course of the two-year program.
    The major component of the restructuring charge relates to the elimination of approximately 3,700 positions. As a result, an accrual of $102.7 million, principally associated with European businesses in the Consumer segment, was included in the restructuring charge. Included in that severance accrual was $8.1 million related to severance actions taken in the businesses to be divested and with respect to the closure of a facility outside the United States, not expected to be a component of the businesses to be divested, that manufactures household products predominantly for sale in the United States.
    In order to reduce fixed costs and simplify the supply chain and new product introduction processes, the Corporation will take actions to rationalize certain manufacturing, sales, and administrative operations resulting in the closure of a number of facilities. As a result, the restructuring charge also included a $27.5 million write-down to fair value--less, if applicable, costs to sell--of certain land, buildings, and equipment. Included in that $27.5 million write-down was $9.0 million related to the closure of a facility outside the United States that manufactures household products predominantly for sale in the United States. The remainder of the write-down to fair value primarily relates to long-lived assets of European businesses in the Consumer segment.
    The remaining restructuring charge of $9.8 million, principally associated with European businesses in the Consumer segment, relates to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.

Change in Accounting for Goodwill: On a periodic basis through December 31, 1997, the Corporation estimated the future undiscounted cash flows of the businesses to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.

     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, the Corporation estimates the future discounted cash flows of the businesses to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions. Future discounted cash flows for the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia include an estimate of the proceeds from the eventual sale of such businesses, net of associated selling expenses and taxes. The Corporation believes that measurement of the value of goodwill through a discounted cash flow approach is preferable in that such a measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, more realistic valuation than the undiscounted approach.
     In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment described above, $900.0 million of goodwill was written off through a charge to operations during the first quarter of 1998, resulting in a per-share net loss of $9.46 both on a basic and diluted basis. That write-down, which relates to goodwill associated with the security hardware, plumbing products, and fastening and assembly systems businesses and includes a $40.0 million write-down of goodwill associated with a business to be sold, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in the preceding paragraph. This change represents a change in accounting principle which is indistinguishable from a change in estimate.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                     March 29, 1998          December 31, 1997
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process        $ 202.3                    $ 199.4
   Finished products                          650.0                      599.4
--------------------------------------------------------------------------------
                                              852.3                      798.8
Excess of FIFO cost over LIFO
   inventory value                            (24.9)                     (24.1)
--------------------------------------------------------------------------------
                                            $ 827.4                    $ 774.7
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment as discussed in Note 2, goodwill in the amount of $900.0 million was charged to operations during the three months ended March 29, 1998, and has been reflected in the Consolidated Statement of Earnings as "Write-off of goodwill". That write-down, which relates to goodwill associated with the security hardware, plumbing products, and fastening and assembly systems businesses and includes a $40.0 million write-down of goodwill associated with a business to be sold, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2.
    Goodwill at the end of each period, in millions of dollars, was as follows:

                                     March 29, 1998          December 31, 1997
--------------------------------------------------------------------------------
Goodwill                                   $1,588.3                  $ 2,499.9
Less accumulated amortization                 629.1                      622.6
--------------------------------------------------------------------------------
                                           $  959.2                  $ 1,877.3
================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $800.5 million and $776.0 million were included in the Consolidated Balance Sheet at March 29, 1998 and December 31, 1997, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: SALE OF RECEIVABLES
As more fully described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1997, the Corporation voluntarily terminated its sale of receivables program in December 1997 as the program was no longer deemed necessary to support its liquidity requirements. As of March 30, 1997, the Corporation had sold $153.0 million of receivables under this program. The discount on sale of receivables is included in "Other income/(expense)."

NOTE 7: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                                 Three Months Ended
                                     March 29, 1998              March 30, 1997
--------------------------------------------------------------------------------
Interest expense                             $ 36.6                     $ 33.3
Interest (income)                              (8.2)                      (2.7)
--------------------------------------------------------------------------------
                                             $ 28.4                     $ 30.6
================================================================================

NOTE 8:  SUBSEQUENT EVENTS
On May 11, 1998, the Corporation announced that it had entered into a definitive agreement with Windmere-Durable Holdings, Inc. for the sale of the Corporation's household products business (other than certain assets associated with the
Corporation's   cleaning  and  lighting   products,   such  as  the  Dustbuster,
SnakeLight, ScumBuster, and FloorBuster products) in North America, Central America, and South America (excluding Brazil, Uruguay, and Paraguay) for a purchase price of $315 million. As part of the transaction, the Corporation is retaining certain liabilities and has agreed to license the Black & Decker name to Windmere in existing household product categories for a period of six and one-half years on a royalty-free basis, with extension options upon request of Windmere and at the discretion of the Corporation on a royalty-bearing basis. At the request of Windmere, additional product categories may be licensed at the Corporation's option on a royalty-bearing basis. The transaction is expected to close within 60 days, subject to the receipt of regulatory and other necessary approvals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
A comprehensive strategic repositioning plan, designed to intensify focus on core operations and improve operating performance, was approved by the Corporation's Board of Directors on January 26, 1998. The plan, more fully described below under the heading "Strategic Repositioning" and in Note 2 of Notes to Consolidated Financial Statements, includes the following components:
(i) divestiture of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia; (ii) the repurchase of up to 10% of the Corporation's outstanding common stock; and (iii) a restructuring of remaining businesses. The restructuring program is expected to take approximately two years to complete and to result in a pre-tax charge of up to $225 million. During the quarter ended March 29, 1998, the Corporation recognized a pre-tax restructuring charge of $140.0 million ($100.0 million net of tax). The balance of the restructuring charge is expected to be recognized over the remaining course of the program.
    On January 26, 1998, the Board of Directors also elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment. The effect of this accounting change resulted in a write-off of $900.0 million of goodwill through a non-cash charge to operations during the first quarter of 1998.
    As a result of the restructuring charge and goodwill write-off recognized during the three months ended March 29, 1998, the Corporation reported a net loss of $971.4 million or $10.21 per share on a diluted basis for the three-month period ended March 29, 1998, compared to net earnings of $26.3 million or $.27 per share on a diluted basis for the three-month period ended March 30, 1997. Excluding both the restructuring charge and goodwill write-off, net earnings for the quarter ended March 29, 1998, would have been $28.6 million or $.29 per share on a diluted basis.
    As more fully described in Note 8 of Notes to Consolidated Financial Statements, on May 11, 1998, the Corporation announced that it had entered into a definitive agreement for the sale of the Corporation's household products business (other than certain assets associated with the Corporation's cleaning and lighting products, such as the Dustbuster, SnakeLight, ScumBuster, and FloorBuster products) in North America, Central America, and Latin America (excluding Brazil, Uruguay, and Paraguay).

STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements, on January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
    The first element of the strategic repositioning plan is to focus the Corporation on its core operations--that is, those strategic businesses that the Corporation believes are capable of delivering superior operating and financial performance. As a result, investment bankers have been retained to assist in selling non-strategic businesses. These non-strategic businesses consist of the recreational products business, True Temper Sports; the glass container-forming and inspection equipment business, Emhart Glass; and the household products business in North America and Latin America. The Corporation expects that the divestitures of these businesses will be completed in 1998.

    During the quarter ended March 29, 1998, an agreement was reached to sell the household products business in Australia, also a non-strategic business. As more fully described in Note 8 of Notes to Consolidated Financial Statements, on May 11, 1998, the Corporation announced that it had entered into a definitive agreement for the sale of the Corporation's household products business (other than certain assets associated with the Corporation's cleaning and lighting products, such as the Dustbuster, SnakeLight, ScumBuster, and FloorBuster products) in North America, Central America, and Latin America (excluding Brazil, Uruguay, and Paraguay).
    Because  True  Temper  Sports,  Emhart  Glass,  and the  household  products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations until their sale. Under the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Corporation is required to reflect the long-lived assets of these businesses at the lower of their carrying amounts or their expected fair value less costs to sell. The Corporation anticipates that aggregate net proceeds in excess of $500 million will be received for these businesses. The Corporation does not expect to recognize an impairment loss on the long-lived assets of True Temper Sports, Emhart Glass, or the household products business in North America and Latin
America and will not recognize any such loss on the sale of the household products business in Australia. The Corporation will periodically assess the expected fair value less costs to sell these businesses. In the event that the expected fair value less costs to sell these businesses declines prior to the closing of the sales to an amount less than their carrying values, the Corporation will recognize impairment losses on the underlying long-lived assets of these businesses. Because the estimate of fair value less costs to sell these businesses exceeds their carrying amounts after the goodwill write-down described below, the Corporation has ceased depreciation of the businesses' fixed assets and amortization of goodwill related to these businesses during the period held for sale.
    The net proceeds from the sales of these businesses, together with free cash flow generated by the remaining businesses, will be used to fund the second element of the strategic repositioning plan--that is, the repurchase of up to 10% of the Corporation's outstanding common shares over the next two years. During the quarter ended March 29, 1998, the Corporation repurchased 681,000 common shares at an aggregate cost of $33.8 million. As it did during the first quarter of 1998, the Corporation may borrow to finance a portion of its repurchase of common shares prior to the receipt of proceeds from the sales of divested businesses. During the period from March 30, 1998, through May 8, 1998, the Corporation purchased an additional 698,400 common shares at an aggregate cost of $36.2 million.
    The third element of the strategic repositioning plan involves a major restructuring program. That restructuring program is being undertaken to reduce fixed costs and to simplify the supply chain and new product introduction processes. As part of the restructuring program, the Corporation expects to make significant changes to its European power tools and accessories business by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe will be accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business will rationalize its manufacturing plant and design center network, resulting in the closure of a number of manufacturing plants and design centers. The restructuring program also will include actions to improve the cost position of other businesses.

    This restructuring program is estimated to result in a pre-tax charge of up to $225 million, of which $140.0 million was recognized in the first quarter of 1998, with the balance to be recognized as the program progresses over the next two years. In addition to the restructuring charge, related expenses of approximately $60 million will be charged to operations over the next two years as the restructuring program progresses. These related expenses, which are incremental to the plans being implemented, do not qualify as exit costs under generally accepted accounting principles.
    The major component of the $140.0 million restructuring charge ($100.0 million net of tax) recognized in the first quarter of 1998 related to the accrual of severance benefits in the amount of $102.7 million, principally associated with European businesses in the Consumer segment. During the quarter, the Corporation recognized $5.6 million of expenses related to the restructuring program and divestitures in operating income. Cash spending on the restructuring program during 1998 is expected to approximate $100 million.
    Benefits from the restructuring charge taken in the first quarter of 1998, estimated at more than $60 million on an annual, pre-tax basis once fully implemented, are not expected to become evident until some time in 1999, as the 1998 benefits are likely to be offset by related expenses associated with the program. As indicated in Note 2 of Notes to Consolidated Financial Statements, the severance accrual included in the $140.0 million restructuring charge taken in the first quarter of 1998 related to the elimination of approximately 3,700 positions. As the Corporation shifts certain production and other activities, it is anticipated that an additional 1,300 positions will be created. As a result, the Corporation's estimate of annual, pre-tax savings in excess of $60.0 million, expected once the restructuring actions taken in the first quarter of 1998 are fully implemented, reflects the savings from a net reduction of approximately 2,400 positions.
    As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach, as more fully described in
Note 2 of Notes to Consolidated Financial Statements, is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility since decreases in projected discounted cash flows of certain businesses will, as discussed above, result in timely recognition of future impairment.
    In connection with this change in accounting with respect to the measurement of goodwill impairment, a non-cash charge of $900.0 million ($9.46 per share both on a basic and diluted basis) was recognized during the three months ended March 29, 1998. The $900.0 million write-down, which relates to goodwill associated with the Corporation's security hardware, plumbing products, and fastening and assembly systems business and includes a $40.0 million write-down of goodwill associated with a business to be sold, represents the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to Consolidated Financial Statements. As a result of the goodwill write-off and the cessation of goodwill amortization related to the businesses to be sold, goodwill amortization declined from $16.0 million in the first quarter of 1997 to $6.5 million in the first quarter of 1998.

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended March 29, 1998 and March 30, 1997.

                          ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------
                                         For the Three Months Ended
(Dollars in Millions)           March 29, 1998                 March 30, 1997
--------------------------------------------------------------------------------
Total sales                         $  1,008.3                     $  1,015.0
Unit volume                                  3%                            (2)%
Price                                       (1)%                            - %
Currency                                    (3)%                           (3)%
--------------------------------------------------------------------------------
Change in total sales                       (1)%                           (5)%
================================================================================

    The  Corporation  operates in two  business  segments:  Consumer,  including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial, including fastening and assembly systems and glass container-forming and inspection equipment. As discussed above and in Note 2 of Notes to Consolidated Financial Statements, the Corporation expects to sell the recreational products and glass container-forming and inspection equipment businesses as well as a portion of the household products business. The results of operations and financial positions of these businesses will be included in the consolidated financial statements through the dates of consummation of the sales.

    The following chart sets forth an analysis of the change in sales for the three months ended March 29, 1998, compared to the three months ended March 30, 1997, by geographic area for each business segment.

                          ANALYSIS OF CHANGES IN SALES
                    FOR THE THREE MONTHS ENDED MARCH 29, 1998

-------------------------------------------------------------------------------------------------------------------
                                      United
(Dollars in Millions)                 States               Europe                Other                 Total
-------------------------------------------------------------------------------------------------------------------

Consumer
    Total sales                    $   483.4           $    265.6          $      98.4           $     847.4
    Unit volume                            7 %                  7 %                 (5)%                   5 %
    Price                                 (2)%                 (1)%                 (1)%                  (1)%
    Currency                               - %                 (7)%                 (6)%                  (3)%
-------------------------------------------------------------------------------------------------------------------
                                           5%                  (1)%                (12)%                   1%
-------------------------------------------------------------------------------------------------------------------

Commercial
    Total sales                    $    71.0           $     67.2          $      22.7           $     160.9
    Unit volume                          (12)%                 13 %                (13)%                  (3)%
    Price                                  - %                  - %                 (1)%                   - %
    Currency                               - %                 (7)%                 (4)%                  (3)%
-------------------------------------------------------------------------------------------------------------------
                                         (12)%                  6 %                (18)%                  (6)%
-------------------------------------------------------------------------------------------------------------------

Consolidated
    Total sales                    $   554.4           $    332.8          $     121.1           $   1,008.3
    Unit volume                            4 %                  8 %                 (7)%                   3 %
    Price                                 (2)%                 (1)%                 (1)%                  (1)%
    Currency                               - %                 (7)%                 (5)%                  (3)%
-------------------------------------------------------------------------------------------------------------------
    Change in total sales                  2 %                  - %                (13)%                  (1)%
===================================================================================================================

    Unit volume increased 3% for the three-month period ended March 29, 1998, over the prior year's level. Pricing actions resulted in a 1% decline in sales for the three-month period ended March 29, 1998, compared to the corresponding period in 1997. The negative effects of a stronger United States dollar compared to most major foreign currencies resulted in a 3% decrease in the Corporation's consolidated sales from the prior year's level for the quarter ended March 29, 1998.
    Unit volume in the Consumer segment for the three months ended March 29, 1998, increased by 5% compared to last year.
    Sales in the Corporation's Consumer businesses in the United States increased by 5% for the three-month period ended March 29, 1998, over the 1997 level. Sales in the domestic power tools and accessories business for the quarter ended March 29, 1998, increased at a high-single digit rate over the corresponding quarter in 1997. The domestic power tools and accessories business benefited from sales of professional products introduced in the latter part of 1997 and from strong outdoor sales, but that benefit was partially offset by weakness in sales of consumer power tools and accessories in the first quarter of 1998. Sales in the plumbing products and recreational products businesses both increased at a double-digit rate during the quarter ended March 29, 1998, over the corresponding quarter in 1997. Sales in the domestic security hardware business during the quarter ended March 29, 1998, declined at a mid single-digit rate from the prior year's level. A significant sales decline was experienced by the Corporation's household products business in the first quarter of 1998, compared to the corresponding period in 1997, due to sales declines in most product categories but particularly with respect to the cleaning products line and specifically with respect to the ScumBuster cordless submersible scrubber.
    Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Consumer businesses in Europe increased by 6% for the three months ended March 29, 1998, over the corresponding period in 1997 as increased sales of consumer and professional power tools and accessories, security hardware, and product service more than offset decreased sales of household products. Sales of outdoor products for the three months ended March 29, 1998, approximated the prior year's level.
    Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Consumer businesses in Other geographic areas decreased by 6% for the three months ended March 29, 1998, from the corresponding period in 1997. The continuing effect of the Asian economic crisis as well as pricing pressures experienced by Consumer businesses in certain countries, in particular Brazil and Canada, were the primary factors in this decrease.
    Excluding the negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses decreased by 3% during the three months ended March 29, 1998, from the corresponding period in 1997. Exclusive of negative currency effects, sales increased at a mid single-digit rate in the Corporation's fastening and assembly systems business during the quarter ended March 29, 1998, based upon the strength of demand in the United States and Europe, partially offset by weakness in Asia. Offsetting this sales increase in the fastening and assembly systems business were sharply lower sales, exclusive of negative currency effects, in the glass container-forming and inspection equipment business during the three months ended March 29, 1998, compared to the first quarter of 1997.

EARNINGS
An operating loss of $969.9 million was recognized for the three months ended March 29, 1998, compared to operating income of $73.3 million for the corresponding period in 1997. Excluding the effects of the $140.0 million restructuring charge and the $900.0 million write-off of goodwill, both recognized in the first quarter of 1998, operating income for the first quarter of 1998 decreased 4% from $73.3 million for the first quarter of 1997 to $70.1 million for the first quarter of 1998. Operating income as a percentage of sales, excluding the restructuring charge and write-off of goodwill recognized in the first quarter of 1998, was 7.0% for the three-month period ended March 29, 1998, compared to 7.2% for the corresponding period in 1997.
    Operating results for the quarter ended March 29, 1998, included $5.6 million of expenses directly related to the restructuring program undertaken that do not qualify as restructuring or exit costs under generally accepted accounting principles. Excluding the effects of these restructuring-related expenses, the restructuring charge, and the write-off of goodwill recognized in 1998, operating income for the three months ended March 29, 1998 would have increased by 3% from $73.3 million, or 7.2% of sales, for the first quarter of 1997 to $75.7, or 7.5% of sales, for the first quarter of 1998. This improvement in operating income as a percentage of sales was experienced in the Corporation's domestic power tools and accessories business, European security hardware business, plumbing products business, recreational products business, and fastening and assembly systems business, offset by decreased profitability in the household products and glass container-forming and inspection businesses, in the domestic security hardware business, and in the power tools and accessories businesses outside the United States. A principal factor in the improvement in operating income as a percentage of sales, excluding the effects of restructuring-related expenses, the restructuring charge, and the write-off of goodwill, was the $9.5 million reduction in the level of goodwill amortization experienced in the first quarter of 1998 as compared to the corresponding period in 1997 as a result of the goodwill write-off and cessation of amortization of goodwill associated with the businesses to be sold. The lower level of goodwill amortization experienced in the first quarter of 1998 will continue in future periods.
    Gross margin as a percentage of sales was 34.7% and 35.9% for the three-month periods ended March 29, 1998, and March 30, 1997, respectively. The decline in gross margin during the first quarter of 1998 compared to the prior year primarily resulted from adverse foreign exchange effects on product costs, principally in the European operations, and competitive pressures that continued to constrain pricing, partially offset by increased productivity net of inflation.
    Selling, general, and administrative expenses as a percentage of total sales for the three-month period ended March 29, 1998, were 27.8% compared to 28.7% for the comparable period in 1997. This improvement was the result of lower goodwill amortization in the three months ended March 29, 1998, compared to the corresponding period in 1997, as a result of the goodwill write-off and cessation of amortization of goodwill related to the businesses to be sold.
    Net interest expense (interest expense less interest income) for the three-month period ended March 29, 1998, was $28.4 million as compared to $30.6 million for the three-month period ended March 30, 1997. The lower level of net interest expense in the first quarter of 1998 as compared to the first quarter of 1997 was primarily the result of more favorable debt mix in 1998 coupled with a lower level of net debt (total debt less cash and cash equivalents) due to improved cash flows from operating activities in 1998.
    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the quarter ended March 29, 1998, the Corporation's portfolio was reduced as a result of the following scheduled maturities: (i) variable to fixed rate interest rate swaps with an aggregate notional principal amount of $50.0 million; (ii) fixed to variable rate interest rate swaps with an aggregate notional principal amount of $100.0 million; (iii) rate basis swaps with an aggregate notional principal amount of $50.0 million; and (iv) interest rate swaps that swapped from fixed rate United States dollars into fixed rate Japanese yen with an aggregate notional principal amount of $15.0 million. The Corporation also reduced its portfolio as a result of its termination of fixed to variable interest rate swaps with an aggregate notional principal amount of $250.0 million and of termination by the counterparties of fixed to variable rate interest rate swaps with an aggregate notional principal amount of $100.0 million. Deferred gains and losses on the early termination of interest rate swaps as of March 29, 1998, were not significant. Partially offsetting these decreases in the interest rate hedge portfolio, the Corporation entered into new fixed to variable rate interest rate swaps with an aggregate notional principal amount of $250.0 million during the quarter ended March 29, 1998. These changes in the Corporation's interest rate hedge portfolio had the effect of decreasing the Corporation's variable rate debt to total debt ratio from 63% at December 31, 1997, to 61% at March 29, 1998.
    Other income for the three-month period ended March 29, 1998, was not significant. Other expense for the three-month period ended March 30, 1997, primarily included the discount on the sale of receivables.

    An income tax benefit of $26.6 million was recognized on the Corporation's pre-tax loss of $998.0 million for the three months ended March 29, 1998. Excluding the income tax benefit of $40.0 million related to the pre-tax restructuring charge of $140.0 million and the non-deductible write-off of goodwill in the amount of $900.0 million, both recognized in the quarter ended March 29, 1998, the Corporation's reported tax rate on its continuing operations for the first quarter of 1998 would have been 32% compared to a tax rate of 35% in the first quarter of 1997. This decrease in the effective tax rate in 1998 resulted from the lower amount of goodwill amortization, which is not tax deductible, in 1998 as compared to 1997 due to the $900.0 million write-off of goodwill that occurred in the first quarter of 1998 as a result of the Corporation's change in method of measuring goodwill impairment.
    The Corporation reported a net loss of $971.4 million, or $10.21 per share both on a basic and diluted basis, for the three-month period ended March 29, 1998, principally as a result of the restructuring charge and goodwill write-off during that period.
    Because the Corporation reported a net loss for the quarter ended March 29, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive--that is, decrease the per-share loss. For comparative purposes, however, the Corporation believes that the dilutive effect of stock options should be considered when evaluating the Corporation's performance excluding the restructuring charge and goodwill write-off. If the dilutive effect of stock options were considered, net earnings excluding the after-tax restructuring charge and goodwill write-off would have been $28.6 million ($.29 per share on this diluted basis)for the three-month period ended March 29, 1998, compared to net earnings of $26.3 million or $.27 per share on a diluted basis for the three-month period ended March 30, 1997.

Interest Rate Sensitivity
As a result of the significant changes during the quarter ended March 29, 1998, described above, in the Corporation's interest rate hedge portfolio, the following table provides information as of March 29, 1998, about that portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.


Notional Principal Amounts and Interest Rate Detail by Contractual Maturity Dates

                                                         Year Ending Dec. 31,                                             Fair Value
                               9 Mos. Ending   ------------------------------------------------                            (Assets)/
(U.S. Dollars in Millions)     Dec. 31, 1998      1999        2000          2001        2002    Thereafter       Total   Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Derivatives
Interest Rate Swaps
   (all U.S. dollar denomi-
   nated except for U.S. rates
   to foreign rates)
Fixed to variable rates               $200.0    $   --       $50.0        $   --     $   --        $ 250.0   $   500.0    $     1.3
   Average pay rate (a)
   Average receive rate                 6.50%                 5.54%                                   6.02%       6.17%
Variable to fixed rates               $200.0    $   --       $  --        $   --     $   --        $    --   $   200.0    $     1.5
   Average pay rate                     7.17%                                                                     7.17%
   Average receive rate (b)
Fixed U.S. rates to fixed
   foreign rates (c)
      To Japanese yen                 $   --    $100.0       $  --        $   --     $   --        $    --   $   100.0    $   (16.9)
        Average pay rate (in
           Japanese yen) (d)                      1.99%                                                           1.99%
        Average receive rate                      6.66%                                                           6.66%
      To deutsche marks               $   --    $100.0       $  --        $   --     $   --        $    --   $   100.0    $   (16.8)
        Average pay rate  (in
           deutsche marks) (e)                    4.73%                                                           4.73%
        Average receive rate                      6.64%                                                           6.64%
      To Dutch guilders               $   --    $ 50.0       $  --        $   --     $   --        $    --   $    50.0    $    (8.8)
        Average pay rate (in
           Dutch guilders) (f)                    4.58%                                                           4.58%
        Average receive rate                      6.77%                                                           6.77%
------------------------------------------------------------------------------------------------------------------------------------

(a) The average pay rate is based upon 6-month forward LIBOR.
(b) The average receive rate is based upon 3-month forward LIBOR.
(c) The indicated fair values of interest rate swaps that swap from fixed U.S. rates to fixed foreign rates include the fair values of the exchange of the notional principal amounts at the end of the swap terms as well as the exchange of interest streams over the life of the swaps. The fair values of the currency exchange are also included in the disclosures of foreign currency exchange rate sensitivity included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.
(d) The average pay rate (in Japanese yen) is based upon a notional principal amount of 10.9 billion Japanese yen.
(e) The average pay rate (in deutsche marks) is based upon a notional principal amount of 153.3 million deutsche marks.
(f) The average pay rate (in Dutch guilders) is based upon a notional principal amount of 85.9 million Dutch guilders.

FINANCIAL CONDITION
Operating activities provided cash of $13.8 million for the three months ended March 29, 1998, compared to $71.7 million of cash used before the sale of receivables for the corresponding period in 1997. This increased cash generation was principally the result of improved working capital management in the quarter ended March 29, 1998, as compared to the corresponding quarter in 1997.
     Investing activities for the three months ended March 29, 1998, used cash of $28.1 million compared to $37.0 million of cash used in the corresponding period in 1997. This lower cash usage in 1998 primarily resulted from a reduced level of capital expenditures in the first quarter of 1998 compared to the corresponding period in 1997.
     Financing activities used cash of $132.0 million for the three months ended March 29, 1998, compared to cash generated of $149.6 million in the first three months of 1997. The increase in cash used in financing activities during the first quarter of 1998 over the corresponding quarter in 1997 was principally the result of cash expended for the stock repurchase program and for the redemption of preferred stock of a subsidiary, coupled with lower borrowing levels. Average debt maturity was 3.5 years at March 29, 1998, compared to 3.9 years at December 31, 1997. Included in current maturities of long-term debt at March 29, 1998, was $105.0 million of long-term indebtedness which the Corporation retired subsequent to that date and in advance of its scheduled maturity.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, issuances of equity, and sales of receivables and to the effects of cash paid for stock repurchases and for the redemption of stock of subsidiaries. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the three months ended March 29, 1998, the Corporation experienced negative free cash flow of $34.8 million compared to negative free cash flow of $110.0 million for the corresponding period in 1997. This $75.2 million improvement in free cash flow during the first three months of 1998 over the 1997 level was primarily the result of improved working capital management.


FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1997 and 1998 and scheduled for introduction in 1998; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulty in penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning described herein; and the continuation of modest economic growth in the United States and Europe and gradual improvement in the economic environment in Asia.
     In addition to the foregoing, the Corporation's ability to realize the anticipated benefits during 1998 and in the future of the restructuring actions undertaken in 1998 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date. The ability to achieve certain sales and profitability targets and cash flow projections also is dependent upon the Corporation's ability to identify appropriate selected acquisitions that are complementary to the repositioned business units at acquisition prices that are consistent with these objectives.
     There can be no assurance that the Corporation will consummate the sales of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America and Latin America. Further, the Corporation's ability to realize the aggregate net proceeds from the sales of such businesses in excess of $500 million is dependent upon the following factors: (i) with respect to the sale of the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Central America, and South America (excluding Brazil, Uruguay, and Paraguay), the Corporation's receipt of regulatory and other necessary approvals; and (ii) with respect to the sales of the recreational products business, the glass container-forming and inspection equipment business, and the household products business in other parts of South America, market conditions at the time of these sales.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1     LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
    The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
    Reference is made to the discussion in Item 3 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, in respect of the administrative complaint filed by the Consumer Product Safety Commission ("CPSC"). In connection with this proceeding, the Corporation has agreed to modify its original recall plan and has entered into a settlement agreement with the CPSC. On April 23, 1998, the CPSC entered an order approving the settlement and dismissing the administrative complaint.

    As of March 29, 1998, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
    Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


 ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1998 Annual Meeting of Stockholders was held on April 28, 1998, for the election of directors, to consider and approve an amendment to The Black & Decker 1996 Stock Option Plan, to consider and approve The Black & Decker Non-Employee Directors Stock Plan, to ratify the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1998, and to consider a stockholder proposal that was opposed by the Board of Directors. A total of 87,728,959 of the 95,269,445 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                                         Number of Shares
                                  Number of Shares          AUTHORITY
         Directors                   VOTED FOR              WITHHELD
-----------------------------------------------------------------------------

         Nolan D. Archibald           87,293,295             435,664
         Alonzo G. Decker, Jr.        87,265,397             463,562
         Norman R. Augustine          87,299,526             429,433
         Barbara L. Bowles            87,243,357             485,602
         Malcolm Candlish             87,297,964             430,995
         Anthony Luiso                87,303,086             425,873
         Mark H. Willes               87,299,670             429,289
         M. Cabell Woodward, Jr.      87,292,430             436,529

     (2) Approved an amendment to The Black & Decker 1996 Stock Option Plan by an affirmative vote of 83,304,270; votes against ratification were 3,897,598; and abstentions were 527,091.

     (3) Approved  The Black & Decker  Non-Employee  Directors  Stock Plan by an
         affirmative  vote  of  85,140,275;   votes  against  ratification  were
         2,041,143; and abstentions were 547,541.

     (4) Ratified the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1998 by an affirmative vote of 87,187,519; votes against ratification were 327,001; and abstentions were 214,439.

     (5) Rejected the stockholder proposal that was opposed by the Board of Directors by a negative vote of 63,181,056; affirmative votes for the stockholder proposal were 13,734,191; and abstentions were 954,999.

No other matters were submitted to a vote of the stockholders at the meeting.


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

     10(a) The Black & Decker 1996 Stock Option Plan, as amended, included as Exhibit 4 in the Corporation's Registration Statement on Form S-8 (Reg. No. 333-51155), is incorporated herein by reference.

     10(b) The Black & Decker Non-Employee Directors Stock Plan, included as Exhibit A to the Proxy Statement of the Corporation dated March 3, 1998, for the 1998 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

     11                    Computation of Earnings Per Share.

     12                    Computation of Ratios.

     18                    Letter re: Change in Accounting Principles.

     27                    Financial Data Schedule.

On January 27, 1998, the Corporation filed a Current Report on Form 8-K with the Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the three months and year ended December 31, 1998, and announced a strategic repositioning, including planned divestitures and global restructuring. That Current Report on Form 8-K also included the Corporation's announcement that the Board of Directors had approved a stock repurchase program.

The Corporation did not file any other reports on Form 8-K during the three-month period ended March 29, 1998.

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




Date: May 13, 1998