Form 10-Q
period 1998-06-28
BLACK & DECKER CORP
filed 1998-08-12
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 1998

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES NO

The number of shares of Common Stock outstanding as of June 28, 1998: 92,956,594

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                                INDEX - FORM 10-Q


                                  June 28, 1998





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited) For the Three
   Months and Six Months Ended June 28, 1998 and June 29, 1997                 3
                                                              -----------------

Consolidated Balance Sheet
    June 28, 1998 (Unaudited) and December 31, 1997                            4
                                                   ----------------------------

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
   For the Six Months Ended June 28, 1998 and June 29, 1997                    5
                                                           --------------------

Consolidated Statement of Cash Flows (Unaudited)
   For the Six Months Ended June 28, 1998 and June 29, 1997                    6
                                                           --------------------

Notes to Consolidated Financial Statements (Unaudited)                         7
                                                      -------------------------

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                      14
                        ------------------------------------------------------

Quantitative and Qualitative Disclosures About Market Risk                    26
                                                          --------------------


PART II - OTHER INFORMATION                                                   27
                           ---------------------------------------------------

SIGNATURES                                                                    31
          --------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                    Six Months Ended
                                                 June 28, 1998  June 29, 1997          June 28, 1998  June 29, 1997
-------------------------------------------------------------------------------------------------------------------
Sales                                               $  1,169.7     $  1,182.2             $  2,178.0     $  2,197.2
   Cost of goods sold                                    771.9          761.8                1,430.2        1,412.3
   Selling, general, and
      administrative expenses                            285.5          316.1                  565.4          607.3
   Write-off of goodwill                                     -              -                  900.0              -
   Restructuring and exit costs                              -              -                  140.0              -
   Gain on sale of businesses                             36.5              -                   36.5              -
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                  148.8          104.3                 (821.1)         177.6
   Interest expense (net of
      interest income)                                    29.8           30.6                   58.2           61.2
   Other expense                                           2.7            3.6                    2.4            5.9
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income
   Taxes                                                 116.3           70.1                 (881.7)         110.5
   Income taxes                                           57.9           24.6                   31.3           38.7
-------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                 $     58.4     $     45.5             $   (913.0)    $     71.8
===================================================================================================================


Net Earnings (Loss) Per Common
   Share-- Basic                                      $    .62        $   .48                $ (9.65)       $   .76
===================================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                       94.1           94.5                   94.6           94.4
===================================================================================================================


Net Earnings (Loss) Per Common
   Share-- Assuming Dilution                          $    .61        $   .47                $ (9.65)       $   .75
===================================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                       95.8           96.1                   94.6           96.1
===================================================================================================================


Dividends Per Common Share                            $    .12        $   .12                $   .24        $   .24
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                          June 28, 1998         December 31, 1997
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $       204.1              $      246.8
Trade receivables                                                                 815.7                     931.4
Inventories                                                                       765.0                     774.7
Other current assets                                                              205.1                     125.9
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         1,989.9                   2,078.8
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                                    781.3                     915.1
Goodwill                                                                          935.7                   1,877.3
Other Assets                                                                      510.7                     489.5
-------------------------------------------------------------------------------------------------------------------
                                                                          $     4,217.6              $    5,360.7
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                     $        89.1              $      178.3
Current maturities of long-term debt                                               60.6                      60.5
Trade accounts payable                                                            355.3                     372.0
Other accrued liabilities                                                         822.3                     761.8
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,327.3                   1,372.6
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,658.1                   1,623.7
Deferred Income Taxes                                                              55.6                      57.7
Postretirement Benefits                                                           283.0                     304.2
Other Long-Term Liabilities                                                       192.3                     211.1
Stockholders' Equity
Common stock, par value $.50 per share
   (outstanding: June 28, 1998--92,956,594 shares;
   December 31, 1997--94,842,544 shares)                                           46.5                      47.4
Capital in excess of par value                                                  1,145.3                   1,278.2
Retained earnings (deficit)                                                      (373.7)                    562.0
Accumulated other comprehensive income                                           (116.8)                    (96.2)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                     701.3                   1,791.4
-------------------------------------------------------------------------------------------------------------------
                                                                          $     4,217.6              $    5,360.7
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)


-------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                       Outstanding              Capital in    Retained    Other Com-          Total
                                            Common       Par     Excess of    Earnings    prehensive  Stockholders'
                                            Shares      Value    Par Value   (Deficit)        Income         Equity
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            94,248,807    $  47.1   $  1,261.7   $   380.2    $   (56.6)      $ 1,632.4
Comprehensive income:
   Net earnings                                 --         --           --        71.8           --            71.8
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)           --         --           --          --        (34.2)          (34.2)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --        71.8        (34.2)           37.6
-------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --           --       (22.7)          --           (22.7)
Common stock issued under
   employee benefit plans                  253,935         .2          6.6          --           --             6.8
-------------------------------------------------------------------------------------------------------------------
Balance at June 29, 1997                94,502,742    $  47.3   $  1,268.3   $   429.3    $   (90.8)      $ 1,654.1
===================================================================================================================

Balance at December 31, 1997            94,842,544    $  47.4   $  1,278.2   $   562.0    $   (96.2)      $ 1,791.4
Comprehensive income:
   Net loss                                     --         --           --      (913.0)          --          (913.0)
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)           --         --           --          --        (20.6)          (20.6)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --      (913.0)       (20.6)         (933.6)
-------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --           --       (22.7)          --           (22.7)
Purchase and retirement of
   common stock                         (2,876,000)      (1.4)      (153.3)         --           --          (154.7)
Common stock issued under
   employee benefit plans                  990,050         .5         20.4          --           --            20.9
-------------------------------------------------------------------------------------------------------------------
Balance at June 28, 1998                92,956,594    $  46.5   $  1,145.3   $  (373.7)   $  (116.8)      $   701.3
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
-------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended
                                                                                 June 28, 1998       June 29, 1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings (loss)                                                                $    (913.0)         $     71.8
Adjustments to reconcile net earnings (loss) to cash flow
   from operating activities:
   Gain on sale of businesses                                                            (36.5)                  -
   Non-cash charges and credits:
     Goodwill write-off                                                                  900.0                   -
     Restructuring charges and exit costs                                                140.0                   -
     Depreciation and amortization                                                        81.6               110.5
   Other                                                                                   5.6                (2.6)
   Changes in selected working capital items (excluding, for 1998, effects of household products business sold):
     Trade receivables                                                                    (3.3)                2.1
     Inventories                                                                         (53.5)             (177.1)
     Trade accounts payable                                                                2.8                29.9
   Restructuring spending                                                                (13.0)                  -
   Other assets and liabilities                                                         (104.6)             (136.5)
   Net decrease in receivables sold                                                          -               (76.0)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                                     6.1              (177.9)
-------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from sale of business                                                           288.0                   -
Proceeds from disposal of assets                                                           3.9                 4.2
Capital expenditures                                                                     (59.8)              (85.0)
Cash inflow from hedging activities                                                      168.7               219.4
Cash outflow from hedging activities                                                    (166.0)             (208.6)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                                   234.8               (70.0)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                                 240.9              (247.9)
Financing Activities
Net decrease in short-term borrowings                                                    (84.6)             (101.6)
Proceeds from long-term debt (including revolving credit facility)                       576.4               544.0
Payments on long-term debt (including revolving credit facility)                        (569.7)             (186.1)
Redemption of preferred stock of subsidiary                                              (41.7)                  -
Purchase of common stock                                                                (154.7)                  -
Issuance of common stock                                                                  15.3                 2.9
Cash dividends                                                                           (22.7)              (22.7)
-------------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                                  (281.7)              236.5
Effect of exchange rate changes on cash                                                   (1.9)               (4.1)
-------------------------------------------------------------------------------------------------------------------
Decrease In Cash And Cash Equivalents                                                    (42.7)              (15.5)
Cash and cash equivalents at beginning of period                                         246.8               141.8
-------------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                         $     204.1          $    126.3
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and six-month periods ended June 28, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.
    Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. The Corporation has included its presentation of comprehensive income in the accompanying Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 28, 1998 and June 29, 1997. Comprehensive income for the three months ended June 28, 1998 and June 29, 1997, was $57.6 million and $55.2 million, respectively. In connection with the adoption of SFAS No. 130, the Corporation has changed the designation of its "Equity adjustment from translation" component of stockholders' equity in the accompanying Consolidated Balance Sheet to "Accumulated other comprehensive income."
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 1999. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings.
     The Corporation has not yet determined when it will adopt SFAS No. 133, although early adoption is considered likely due to the new standard's more favorable treatment of certain foreign currency hedges than that afforded under prior accounting standards. Further, the Corporation has not yet determined what effect SFAS No.133 will have on its earnings and financial position.

NOTE 2: STRATEGIC REPOSITIONING
Overview: A comprehensive strategic repositioning plan, designed to intensify focus on core operations and improve operating performance, was approved by the Corporation's Board of Directors on January 26, 1998. As announced, the program includes the following components: (i) divestiture of the household products business in North America, Latin America, and Australia, the recreational products business, and the glass container-forming and inspection equipment business; (ii) the repurchase of up to 10% of the Corporation's outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses. Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.

Divestitures: The Corporation has taken actions to divest its household products business in North America, Latin America, and Australia, recreational products business, and glass container-forming and inspection equipment business. The Corporation has elected to retain the cleaning and lighting products component of the household products business. The recreational products and household products businesses are components of the Consumer and Home Improvement Products (Consumer) segment; the glass container-forming and inspection equipment business is a component of the Commercial and Industrial Products (Commercial) segment.
    In May 1998, the Corporation announced that it had entered into a definitive agreement with Windmere-Durable Holdings, Inc. for the sale of the Corporation's household products business (other than certain assets associated with the
Corporation's   cleaning  and  lighting   products,   such  as  the  Dustbuster,
SnakeLight, ScumBuster, and FloorBuster products) in North America, Central America, the Caribbean, and South America (excluding Brazil) for a purchase price of $315.0 million. The Corporation closed the sale to Windmere, with the exception of the sale of the household products business in Mexico, on June 26, 1998, and received gross proceeds of $288.0 million. Gross proceeds of $27.0 million from the sale of the household products business in Mexico, which were held in escrow at June 28, 1998 pending regulatory approval, were reflected in the accompanying Consolidated Balance Sheet as "Other current assets" at June 28, 1998, and were received in July 1998. As part of the transaction, the Corporation retained certain liabilities and agreed to license the Black & Decker name to Windmere in existing household product categories for a period of six and one-half years on a royalty-free basis, with extension options upon request of Windmere and at the discretion of the Corporation on a royalty-bearing basis. At the request of Windmere, additional product categories may be licensed at the Corporation's option on a royalty-bearing basis. During the six months ended June 28, 1998, the Corporation also completed the sale of its household products business in Australia, the proceeds from which were immaterial. The Corporation continues in its efforts to divest its household products business in Brazil.
    As more fully described in Note 8 of Notes to Consolidated Financial Statements, subsequent to June 28, 1998, the Corporation announced that it had signed a definitive agreement to recapitalize its recreational products business and had entered into a contract to sell its glass container-forming and inspection equipment business. These transactions are expected to close in 1998.

    The aforementioned sales of the household products business and glass container-forming and inspection equipment business and recapitalization of the recreational products business are expected to yield gross cash proceeds of over $700 million and net cash proceeds of approximately $550 million. Net proceeds from the sales or recapitalization of these businesses, augmented by cash generated by remaining operations, have been and are expected to be utilized in the repurchase of up to 10% of the Corporation's outstanding common stock and to fund the restructuring program described below.
    Sales of the businesses divested and to be divested, in aggregate, were $146.9 million and $174.8 million for the three months ended June 28, 1998, and June 29, 1997, and $287.8 million and $327.6 million for the six months ended June 28, 1998, and June 29, 1997, respectively.

Repurchase of Common Stock: On January 26, 1998, the Board of Directors authorized the repurchase of up to 10%, or 9,484,254 shares, of the Corporation's outstanding common stock over a two-year period. A combination of net proceeds from the sale of divested businesses and cash flow from remaining operations have been and will be used to fund the stock repurchase program. Prior to the receipt of proceeds from the sale of divested businesses, the Corporation also may utilize its existing borrowing facilities to fund a portion of the stock repurchase program.
    During the six months ended June 28, 1998, the Corporation repurchased 2,876,000 shares of common stock at an aggregate cost of $154.7 million. The aggregate cost of $154.7 million is net of $.7 million in premiums received in connection with the Corporation's sale of put options on 400,000 shares of its common stock.

Restructuring Charge: The restructuring program, announced in January 1998, which will be completed over a period of two years, is being undertaken to reduce fixed costs and simplify the supply chain and new product introduction processes. During the first quarter of 1998, the Corporation commenced this program and recognized a restructuring charge in the amount of $140.0 million. The Corporation anticipates that additional restructuring charges will be recognized over the course of the two-year program.
    The major component of the restructuring charge relates to the elimination of approximately 3,700 positions. As a result, an accrual of $102.7 million, principally associated with European businesses in the Consumer segment, was included in the restructuring charge. Included in that severance accrual was $8.1 million related to severance actions taken in the businesses to be divested and with respect to the closure of a facility in Kuantan, Malaysia, that manufactures household products predominantly for sale in the United States and was not included in the assets sold with the household products business.
    To reduce fixed costs and simplify the supply chain and new product introduction processes, the Corporation is taking actions to rationalize certain manufacturing, sales, and administrative operations resulting in the closure of a number of facilities. As a result, the restructuring charge also included a $27.5 million write-down to fair value--less, if applicable, costs to sell--of certain land, buildings, and equipment. Included in that $27.5 million write-down was $9.0 million related to the closure of the Malaysian facility described above. The remainder of the write-down to fair value primarily relates to long-lived assets of European businesses in the Consumer segment.

    The remaining restructuring charge of $9.8 million, principally associated with European businesses in the Consumer segment, relates to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.

Change in Accounting for Goodwill: On a periodic basis through December 31, 1997, the Corporation estimated the future undiscounted cash flows of the businesses to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, the Corporation estimates the future discounted cash flows of the businesses to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions. Future discounted cash flows for the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia include an estimate of the proceeds from the eventual sale of such businesses, net of associated selling expenses and taxes. The Corporation believes that measurement of the value of goodwill through a discounted cash flow approach is preferable in that such a measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, more realistic valuation than the undiscounted approach.
     In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during the first quarter of 1998. That goodwill write-off represented a per-share net loss of $9.51 both on a basic and diluted basis for the six-month period ended June 28, 1998. That write-down, which relates to goodwill associated with the security hardware, plumbing products, and fastening and assembly systems businesses and includes a $40.0 million write-down of goodwill associated with a business to be sold, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in the preceding paragraph. This change represents a change in accounting principle which is indistinguishable from a change in estimate.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                                         June 28, 1998          December 31, 1997
-------------------------------------------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                                           $ 205.1                    $ 199.4
   Finished products                                                             584.7                      599.4
-------------------------------------------------------------------------------------------------------------------
                                                                                 789.8                      798.8
Excess of FIFO cost over LIFO inventory value                                    (24.8)                     (24.1)
-------------------------------------------------------------------------------------------------------------------
                                                                               $ 765.0                    $ 774.7
===================================================================================================================

    Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.


NOTE 4: GOODWILL
In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment as discussed in Note 2, goodwill in the amount of $900.0 million was written off through a charge to operations during the first quarter of 1998, and has been reflected in the Consolidated Statement of Earnings as "Write-off of goodwill" for the six months ended June 28, 1998. That write-down, which relates to goodwill associated with the security hardware, plumbing products, and fastening and assembly systems businesses and includes a $40.0 million write-down of goodwill associated with a business to be sold, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2.
    In addition, goodwill related to the Corporation's household products business was written off in connection with the sale of that business during the quarter ended June 28, 1998.
    Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                         June 28, 1998          December 31, 1997
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                      $1,513.3                   $2,499.9
Less accumulated amortization                                                    577.6                      622.6
-------------------------------------------------------------------------------------------------------------------
                                                                             $   935.7                   $1,877.3
===================================================================================================================

NOTE 5: LONG-TERM DEBT
In June 1998, a wholly owned subsidiary of the Corporation issued senior unsecured notes that were guaranteed by the Corporation in the amount of $300.0 million. Of that amount, $150.0 million bear interest at a fixed rate of 6.55% and are due in 2007, and $150.0 million bear interest at a fixed rate of 7.05% and are due in 2028. Proceeds from the issuance of the senior unsecured notes were used to repay indebtedness outstanding under the Corporation's unsecured revolving credit facility.
    Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $903.4 million and $776.0 million were included in the Consolidated Balance Sheet at June 28, 1998 and December 31, 1997, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: SALE OF RECEIVABLES
As more fully described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1997, the Corporation voluntarily terminated its sale of receivables program in December 1997 as the program was no longer deemed necessary to support its liquidity requirements. As of June 29, 1997, the Corporation had sold $136.0 million of receivables under this program. The discount on sale of receivables is included in "Other expense."

NOTE 7: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                        Six Months Ended
                                        June 28, 1998    June 29, 1997            June 28, 1998    June 29, 1997
-------------------------------------------------------------------------------------------------------------------
Interest expense                                $35.7            $32.1                    $72.3            $65.4
Interest (income)                                (5.9)            (1.5)                   (14.1)            (4.2)
-------------------------------------------------------------------------------------------------------------------
                                                $29.8            $30.6                    $58.2            $61.2
===================================================================================================================

NOTE 8:  SUBSEQUENT EVENTS
On June 29, 1998, the Corporation announced that it had signed a definitive agreement with an affiliate of Cornerstone Equity Investors, LLC to recapitalize its recreational products business, True Temper Sports. In connection with the transaction, the Corporation will receive $202.7 million in cash and retain approximately 6% of preferred and common stock valued at approximately $4 million. The transaction is expected to close during the third quarter of 1998, subject to satisfaction of customary closing conditions.

   On July 14, 1998, the Corporation announced that it had entered into a definitive agreement with Bucher Holding A.G., of Switzerland, to sell its glass container-forming and inspection equipment business, Emhart Glass, for $194.0 million. Net proceeds, after costs and taxes, are expected to approximate $150 million. The transaction is expected to close by mid-October 1998, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $58.4 million or $.61 per share on a diluted basis for the three-month period ended June 28, 1998. Included in net earnings for the quarter ended June 28, 1998, was an after-tax gain on sale of businesses of $4.2 million ($36.5 million before tax) or $.04 per share on a diluted basis. Excluding the gain on sale of businesses, net earnings were $54.2 million or $.57 per diluted share for the quarter ended June 28, 1998, compared to net earnings of $45.5 million or $.47 per share on a diluted basis for the comparable period in 1997.
    During the quarter ended June 28, 1998, the Corporation closed the sale of its household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Central America, the Caribbean, and South America (excluding Mexico and Brazil). Proceeds from the sale of the household products business in Mexico (excluding certain assets related to the cleaning and lighting business in that country), held in escrow at June 28, 1998 pending regulatory approval, were received in July 1998. Subsequent to June 28, 1998, the Corporation entered into definitive agreements to recapitalize its recreational products business, True Temper Sports, and to sell its glass container-forming and inspection equipment business, Emhart Glass. The sales or recapitalization of these three businesses, which will complete part of the Corporation's strategic repositioning plan, are expected to yield gross cash proceeds of over $700 million and net cash proceeds of approximately $550 million.
       The Corporation reported a net loss of $913.0 million or $9.65 per share on a diluted basis for the six-month period ended June 28, 1998, compared to net earnings of $71.8 million or $.75 per share on a diluted basis for the six-month period ended June 29, 1997. Excluding the effects of the restructuring charge of $140.0 million ($100.0 million after tax) and the goodwill write-off of $900.0 million, both recognized in the first quarter of 1998, and the after-tax gain on sale of businesses recognized in the second quarter of 1998, net earnings for the six months ended June 28, 1998, would have been $82.8 million or $.86 per share on a diluted basis.


STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements, on January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
    The first element of the strategic repositioning plan is to focus the Corporation on its core operations-that is, those strategic businesses that the Corporation believes are capable of delivering superior operating and financial performance. As a result, the Corporation has taken actions to divest or recapitalize its non-strategic businesses, which consist of True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia.
    During the quarter ended June 28, 1998, the Corporation closed the sale of its household products business in North America, Central America, the Caribbean, and South America (excluding Mexico and Brazil) and received gross proceeds of $288.0 million. Gross proceeds of

$27.0 million from the sale of the household products business in Mexico, held in escrow at June 28, 1998 pending regulatory approval, were received by the Corporation in July 1998. During 1998, the Corporation also completed the sale of its household products business in Australia. The Corporation continues to pursue the sale of its household products business in Brazil. In connection with the sale of the household products businesses, the Corporation will retain its cleaning and lighting product lines, which include the Dustbuster(R) cordless vacuum. Subsequent to June 28, 1998, the Corporation entered into definitive agreements to recapitalize True Temper Sports and to sell Emhart Glass. The sales or recapitalization of these businesses are expected to yield gross cash proceeds of over $700 million and net cash proceeds of approximately $550 million.
    The pre-tax gain on sale of  businesses of $36.5 million ($4.2 million after tax) recognized by the Corporation during the quarter ended June 28, 1998, represents the gain on the sale of the household products business (excluding certain assets associated with the cleaning and lighting product lines) in North America, Central America, the Caribbean, and South America (excluding Brazil), and is net of losses recognized in connection with the agreement to sell Emhart Glass and the anticipated sale of the household products business in Brazil. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations until their sale. Under the accounting prescribed by Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Corporation is required to reflect the long-lived assets of these businesses at the lower of their carrying amounts or their expected fair value less costs to sell and has ceased depreciation of the businesses' fixed assets and amortization of goodwill related to these businesses during the period held for sale.
    The net proceeds from the sales of these businesses, augmented by free cash flow generated by the remaining businesses, have been and will be used to fund the second element of the strategic repositioning plan-the repurchase of up to 10% of the Corporation's outstanding common shares over a two-year period. During the six months ended June 28, 1998, the Corporation repurchased 2,876,000 common shares at an aggregate cost of $154.7 million, which is net of $.7 million in premiums received in connection with the Corporation's sale of put options on 400,000 shares of its common stock. During the period from June 29, 1998, through August 11, 1998, the Corporation purchased an additional 1,408,500 common shares at an aggregate cost of $81.0 million, which is net of $.7 million in premiums received in connection with the Corporation's further sale of put options on 400,000 shares of its common stock.
    The third element of the strategic repositioning plan involves a major restructuring program. That restructuring program is being undertaken to reduce fixed costs and to simplify the supply chain and new product introduction processes. As part of the restructuring program, the Corporation expects to make significant changes to its European power tools and accessories business by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe will be accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business will rationalize its manufacturing plant and design center network, resulting in the closure of a number of manufacturing plants and design centers. The restructuring program also will include actions to improve the cost position of other businesses.
    This restructuring program is estimated to result in a pre-tax charge of up to $225 million, of which $140.0 million was recognized in the first quarter of 1998, with the balance to be recognized as the program progresses over a two-year period. The Corporation expects to recognize an additional portion of the total anticipated restructuring charge in the third quarter of 1998 in connection with a voluntary retirement program offered to employees in the United States. In addition to the restructuring charge, related expenses of approximately $60 million will be charged to operations over a two-year period as the restructuring program progresses. These related expenses, which are incremental to the plans being implemented, do not qualify as restructuring or exit costs under generally accepted accounting principles.
    The major component of the $140.0 million restructuring charge ($100.0 million net of tax) recognized in the first quarter of 1998 related to the accrual of severance benefits in the amount of $102.7 million, principally associated with European businesses in the Consumer segment. During the three and six months ended June 28, 1998, the Corporation recognized $22.8 million and $28.4 million of expenses, respectively, related to the restructuring program and divestitures in operating income. Included in those restructuring-related expenses were inventory write-downs associated with products in the retained cleaning and lighting business that will be discontinued. Cash spending on the restructuring program during 1998 is expected to range between $80 million to $100 million.
    Benefits from the restructuring charge taken in the first quarter of 1998, estimated at more than $60 million on an annual, pre-tax basis once fully implemented, are not expected to become evident until some time in 1999, as the 1998 benefits are likely to be offset by related expenses associated with the program. As indicated in Note 2 of Notes to Consolidated Financial Statements, the severance accrual included in the $140.0 million restructuring charge taken in the first quarter of 1998 related to the elimination of approximately 3,700 positions. As the Corporation shifts certain production and other activities, it is anticipated that an additional 1,300 positions will be created. As a result, the Corporation's estimate of annual, pre-tax savings in excess of $60 million, expected once the restructuring actions taken in the first quarter of 1998 are fully implemented, reflects the savings from a net reduction of approximately 2,400 positions.
    As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach, as more fully described in
Note 2 of Notes to Consolidated Financial Statements, is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility since decreases in projected discounted cash flows of certain businesses will, as discussed above, result in timely recognition of future impairment.

    In connection with this change in accounting with respect to the measurement of goodwill impairment, a non-cash charge of $900.0 million was recognized during the first quarter of 1998 ($9.51 per share both on a basic and diluted basis for the six months ended June 28, 1998). The $900.0 million write-down, which relates to goodwill associated with the Corporation's security hardware, plumbing products, and fastening and assembly systems business and includes a $40.0 million write-down of goodwill associated with a business to be sold, represents the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to Consolidated Financial Statements. As a result of the goodwill write-off and the cessation of goodwill amortization related to the businesses to be sold, goodwill amortization declined from $15.9 million for the three months ended June 29, 1997 ($31.9 million for the first half of 1997) to $5.9 million for the three months ended June 28, 1998 ($12.4 million for the first half of 1998).


SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended June 28, 1998 and June 29, 1997.

                                           ANALYSIS OF CHANGES IN SALES
-------------------------------------------------------------------------------------------------------------------
                                             For the Three Months Ended               For the Six Months Ended
(Dollars in Millions)                     June 28, 1998     June 29, 1997          June 28, 1998     June 29, 1997
-------------------------------------------------------------------------------------------------------------------

Total sales                                    $1,169.7          $1,182.2               $2,178.0          $2,197.2
Unit volume                                           2%                1%                     3%                -%
Price                                                (1)%              (1)%                   (1)%              (1)%
Currency                                             (2)%              (2)%                   (3)%              (2)%
-------------------------------------------------------------------------------------------------------------------
Change in total sales                                (1)%              (2)%                   (1)%              (3)%
===================================================================================================================

    The  Corporation  operates in two  business  segments:  Consumer,  including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial, including fastening and assembly systems and glass container-forming and inspection equipment. As discussed above and in Note 2 of Notes to Consolidated Financial Statements, the Corporation has sold the household products business (excluding assets associated with the cleaning and lighting product lines retained by the Corporation) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil), has entered into agreements to recapitalize True Temper Sports and sell Emhart Glass, and is pursuing the sale of the household products business in Brazil. The results of operations and financial positions of these businesses will be included in the consolidated financial statements through the dates of consummation of the respective transactions.

    The following chart sets forth an analysis of the change in sales for the three and six months ended June 28, 1998, compared to the three and six months ended June 29, 1997, by geographic area for each business segment.

                                           ANALYSIS OF CHANGES IN SALES
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 1998

----------------------------------------------------------------------------------------------------------------------
                              United States            Europe                  Other                      Total
(Dollars in Millions)    3 Months   6 Months    3 Months     6 Months    3 Months  6 Months       3 Months   6 Months
----------------------------------------------------------------------------------------------------------------------

Consumer
Total sales                $610.7   $1,094.1      $279.0       $544.6      $123.3    $221.7       $1,013.0   $1,860.4
Unit volume                     6%         6%          6%           6%        (12)%      (8)%            3%         4%
Price                          (1)%       (1)%         -%           -%         (1)%      (2)%           (1)%       (1)%
Currency                        -%         -%         (4)%         (6)%        (5)%      (5)%           (2)%       (2)%
----------------------------------------------------------------------------------------------------------------------
                                5%         5%          2%           -%        (18)%     (15)%            -%         1%
----------------------------------------------------------------------------------------------------------------------

Commercial
Total sales                $ 71.6   $  142.6      $ 63.1       $130.3      $ 22.0    $ 44.7       $  156.7   $  317.6
Unit volume                    (5)%       (9)%        (1)%          6%        (27)%     (21)%           (8)%       (5)%
Price                          (1)%        -%          1%           -%         (1)%      (1)%            -%         -%
Currency                        -%         -%         (3)%         (5)%        (5)%      (4)%           (2)%       (3)%
----------------------------------------------------------------------------------------------------------------------
                               (6)%       (9)%        (3)%          1%        (33)%     (26)%          (10)%       (8)%
----------------------------------------------------------------------------------------------------------------------

Consolidated
Total sales                $682.3   $1,236.7      $342.1       $674.9      $145.3    $266.4       $1,169.7   $2,178.0
Unit volume                     4%         4%          5%           6%        (15)%     (11)%            2%         3%
Price                          (1)%       (1)%         -%           -%         (1)%      (1)%           (1)%       (1)%
Currency                        -%         -%         (4)%         (6)%        (5)%      (5)%           (2)%       (3)%
----------------------------------------------------------------------------------------------------------------------
Change in total sales           3%         3%          1%           -%        (21)%     (17)%           (1)%       (1)%
======================================================================================================================

    The negative effects of a stronger United States dollar compared to most major foreign currencies caused a decrease in the Corporation's consolidated sales from the prior year's level of 2% and 3% for the three and six months ended June 28, 1998, respectively. Pricing actions had a 1% negative effect on sales for both the three-and six-month periods ended June 28, 1998, compared to the corresponding periods in 1997. Unit volume increased by 2% for the three-month period ended June 28, 1998, compared to the prior year's level. For the six-month period ended June 28, 1998, unit volume rose 3% over the 1997 level.
    Unit volume in the Consumer segment for the three months ended June 28, 1998, increased by 3% compared to the corresponding quarter in 1997 while, for the six months ended June 28, 1998, unit volume exceeded the 1997 level by 4%.

    Sales in the Corporation's Consumer businesses in the United States increased by 5% for both the three- and six-month periods ended June 28, 1998, over the 1997 levels. Excluding the sales declines experienced by the Corporation's accessories business and, most significantly, household products business in the three and six months ended June 28, 1998, sales in the Corporation's other domestic Consumer businesses for those periods exceeded the prior year's levels.
    Sales increased at double-digit rates during the three- and six-month periods ended June 28, 1998, over the corresponding periods in 1997 in the domestic plumbing products and recreational products businesses. Sales in the domestic power tools business increased at a high single-digit rate and at a double-digit rate during the three- and six-month periods ended June 28, 1998, respectively, compared to the corresponding periods in 1997. Sales in the security hardware business increased at a double-digit rate for the three-month period ended June 28, 1998, and at a mid-single digit rate for the six-month period ended June 28, 1998, both compared to the corresponding periods in 1997. Sales in the domestic accessories business decreased by mid-single digit rates for the three- and six-month periods ended June 28, 1998, compared to the corresponding 1997 periods principally due to SKU reduction efforts in that business. The domestic power tools business benefited from the strength of the DEWALT(R) professional power tools line, due largely to products introduced over the past year, and of outdoor products during the three- and six-month periods ended June 28, 1998, but those benefits were partially offset by weakness during the same periods in sales of consumer power tools. Sales gains in the domestic security hardware business during 1998 were driven by the introduction of the AccessOneTM Remote Keyless Entry lock and The Society Brass CollectionTM, principally in the second quarter of 1998. The sales increases in these businesses were partially offset by sharply lower sales in the domestic household products business in the three and six months ended June 28, 1998, compared to the corresponding periods in 1997. The most significant declines in the household products business were in the cleaning products category, specifically with respect to the ScumBusterTM cordless submersible scrubber. While the Corporation sold the domestic household products business on June 26, 1998, it has retained the cleaning and lighting product lines. The Corporation anticipates that negative comparisons to the prior year with respect to the retained cleaning and lighting business as well as negative sales comparisons for the businesses sold or to be sold will continue to affect the Corporation's 1998 results.
    Excluding the significant negative effect of changes in foreign exchange rates, sales in the Corporation's Consumer businesses in Europe improved by 6% for both the three and six months ended June 28, 1998, from the corresponding periods in 1997. Increased sales in Europe of consumer and professional power tools and accessories, outdoor lawn and garden tools, security hardware, and product service during the three and six months ended June 28, 1998, as compared to the prior year's levels more than offset declines during those periods in sales of household products.
    Sales of the Corporation's Consumer businesses in Other geographic areas for the three and six months ended June 28, 1998, decreased by 13% and 10%, respectively, from the same periods in 1997, excluding the negative effect of changes in foreign exchange rates during 1998. The continuing effect of the Asian economic crisis as well as sales weakness in Latin America, excluding Mexico, were the principal reasons for the decline.

    Excluding the negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses decreased by 8% and 5% during the three and six months ended June 28, 1998, respectively, from the prior year's levels. Despite lower automotive sales during 1998 due to softness in Asia and the effects of the General Motors strike in the United States during the second quarter of 1998, sales in the Corporation's fastening and assembly systems business increased at a low single-digit rate for the three and six months ended June 28, 1998, compared to the corresponding periods in 1997, exclusive of negative currency effects. This sales growth was more than offset by sharply lower sales, exclusive of negative currency effects, in the Emhart Glass business during the three and six months ended June 28, 1998, compared to the comparable periods in 1997.


EARNINGS
Operating income for the three-month period ended June 28, 1998, excluding the gain on sale of businesses of $36.5 million, was $112.3 million, or 9.6% of sales, compared to $104.3 million, or 8.8% of sales, for the corresponding period in 1997. An operating loss of $821.1 million was recognized for the six months ended June 28, 1998, compared to operating income of $177.6 million for the corresponding period in 1997. Excluding the effects of the $140.0 million restructuring charge and the $900.0 million write-off of goodwill, both recognized in the first quarter of 1998, and of the $36.5 million gain on sale of businesses recognized in the second quarter of 1998, operating income for the first half of 1998 was $182.4 million, or 8.4% of sales, compared to $177.6 million, or 8.1% of sales, for the first half of 1997.
    Operating results for the three and six months ended June 28, 1998, included $22.8 million and $28.4 million, respectively, of expenses directly related to the strategic repositioning plan that do not qualify as restructuring or exit costs under generally accepted accounting principles ("restructuring-related expenses"). Included in these amounts is the write-down to net realizable value of cleaning and lighting inventories that will be discontinued in connection with the assumption of those product lines in North America by the Corporation's power tool business. Excluding the effects of both these restructuring-related expenses and the gain on sale of businesses, operating income would have increased by 30% from $104.3 million, or 8.8% of sales, for the quarter ended June 29, 1997, to $135.1 million, or 11.5% of sales, for the quarter ended June 28, 1998. Excluding the effects of these restructuring-related expenses, the restructuring charge, the goodwill write-off, and the gain on sale of businesses, all recognized in the first half of 1998, operating income would have increased by 19% from $177.6 million, or 8.1% of sales, for the six months ended June 29, 1997, to $210.8 million, or 9.7% of sales, for the six months ended June 28, 1998. In addition to the realization of benefits from restructuring actions taken in 1998, a major contributor to these improvements was the $10.0 million and $19.5 million reduction in the level of goodwill amortization experienced in the three and six months ended June 28, 1998, respectively, as compared to the corresponding periods in 1997, as a result of the goodwill write-off and cessation of amortization of goodwill associated with the businesses to be sold. The lower level of goodwill amortization experienced in the first half of 1998 will continue in future periods.

    Improvements in operating income as a percentage of sales, exclusive of, for the six months ended June 28, 1998, the restructuring charge and goodwill write-off and, for the three and six months ended June 28, 1998, the gain on sale of businesses and restructuring-related expenses, were experienced in the Corporation's domestic power tools and accessories business, European security hardware business, plumbing products business, recreational products business, and fastening and assembly systems business, offset by decreased profitability in the household products and Emhart Glass businesses, in the domestic security hardware business, and in the power tools and accessories businesses outside the United States.
    Gross margin as a percentage of sales was 34.0% and 35.6% for the three-month periods ended June 28, 1998, and June 29, 1997, respectively. Gross margin as a percentage of sales was 34.3% for the first half of 1998, compared to 35.7% for the first half of 1997. The decline in gross margin during the three and six months ended June 28, 1998, compared to the corresponding periods in 1997 primarily resulted from adverse foreign exchange effects on product costs, principally in the European operations, competitive pressures that continued to constrain pricing, and restructuring-related expenses, partially offset by increased productivity net of inflation.
    Selling, general, and administrative expenses as a percentage of sales for the three-month period ended June 28, 1998, were 24.4% compared to 26.7% for the comparable period in 1997. Selling, general, and administrative expenses as a percentage of sales for the six-month period ended June 28, 1998, were 26.0%, compared to 27.6% for the comparable period in 1997. These improvements were the result of lower goodwill amortization in the three and six months ended June 28, 1998, compared to the corresponding periods in 1997, as a result of the goodwill write-off and cessation of amortization of goodwill related to the businesses to be sold, as well as benefits realized from restructuring actions taken in 1998.
    Net interest expense (interest expense less interest income) was $29.8 million and $58.2 million for the three and six months ended June 28, 1998, respectively, compared to $30.6 million and $61.2 million for the three and six months ended June 29, 1997, respectively. The lower level of net interest expense in the three and six months ended June 28, 1998, as compared to the corresponding periods in 1997 was primarily the result of more favorable debt mix in 1998 coupled with a lower level of net debt (total debt less cash and cash equivalents) due to improved cash flows from operating activities in 1998.
    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the six months ended June 28, 1998, the Corporation's portfolio was reduced as a result of the following scheduled maturities: (i) variable to fixed rate interest rate swaps with an aggregate notional principal amount of $50.0 million; (ii) fixed to variable rate interest rate swaps with an aggregate notional principal amount of $100.0 million; (iii) rate basis swaps with an aggregate notional principal amount of $50.0 million; and (iv) interest rate swaps that swapped from fixed rate United States dollars into fixed rate Japanese yen with an aggregate notional principal amount of $15.0 million. The Corporation also reduced its portfolio as a result of its termination of fixed to variable interest rate swaps with an aggregate notional principal amount of $250.0 million and of termination by the counterparties of fixed to variable rate interest rate swaps with an aggregate notional principal amount of $300.0 million. Deferred gains and losses on the early termination of interest rate swaps as of June 28, 1998, were not significant. Partially offsetting these decreases in the interest rate hedge portfolio, the Corporation entered into new fixed to variable rate interest rate swaps with an aggregate notional principal amount of $250.0 million during the six months ended June 28, 1998.
    Other expense for the three- and six-month periods ended June 28, 1998, principally consisted of currency losses. Other expense for the three- and six-month periods ended June 29, 1997, primarily included the discount on the sale of receivables.
    Income tax expense of $57.9 million for the quarter ended June 28, 1998, included income tax expense of $32.3 million related to the gain on sale of businesses recognized during that quarter. Excluding the taxes associated with the gain on sale of businesses, the Corporation's reported tax rate would have been 32% in the second quarter of 1998, compared to a tax rate of 35% in the second quarter of 1997.
    Income tax expense of $31.3 million was recognized on the Corporation's pre-tax loss of $881.7 million for the six months ended June 28, 1998. Excluding the income tax benefit of $40.0 million related to the pre-tax restructuring charge of $140.0 million and the non-deductible write-off of goodwill in the amount of $900.0 million, both recognized in the first quarter of 1998, and the $32.3 million of tax expense recognized on the gain on sale of businesses in the second quarter of 1998, the Corporation's reported tax rate would have been 32% in the first six months of 1998, compared to a tax rate of 35% in the first half of 1997.
    This decrease in the effective tax rate in 1998 resulted from the lower amount of goodwill amortization, which is not tax deductible, in 1998 as compared to 1997 due to the $900.0 million write-off of goodwill that occurred in the first quarter of 1998 as a result of the Corporation's change in method of measuring goodwill impairment.
    The Corporation reported net earnings of $58.4 million, or $.62 per basic share and $.61 per diluted share, for the three months ended June 28, 1998. Excluding the after-tax gain on sale of businesses of $4.2 million recognized in the second quarter of 1998, net earnings were $54.2 million, or $.58 per basic share and $.57 per diluted share, for the three-month period ended June 28, 1998, compared to $45.5 million, or $.48 per basic share and $.47 per diluted share, for the three-month period ended June 29, 1997.
    The Corporation reported a net loss of $913.0 million, or $9.65 per share both on a basic and diluted basis, for the six-month period ended June 28, 1998, principally as a result of the restructuring charge and goodwill write-off during that period. Because the Corporation reported a net loss for the six months ended June 28, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive--that is, decrease the per-share loss. For comparative purposes, however, the Corporation believes that the dilutive effect of stock options should be considered when evaluating the Corporation's performance excluding the restructuring charge and goodwill write-off. If the dilutive effect of stock options were considered, net earnings, excluding the goodwill write-off and the after-tax restructuring charge and gain on sale of businesses, would have been $82.8 million or $.86 per share on this diluted basis for the six-month period ended June 28, 1998, compared to net earnings of $71.8 million or $.75 per share on a diluted basis for the six-month period ended June 29, 1997.

Interest Rate Sensitivity
As a result of the significant changes during the six months ended June 28, 1998, described above, in the Corporation's interest rate hedge portfolio, the following table provides information as of June 28, 1998, about that portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.


Notional Principal Amounts and Interest Rate Detail by Contractual Maturity Dates

                                                           Year Ending Dec. 31,                                     Fair Value
                              6 Mos. Ending    -------------------------------------------                           (Assets)/
(U.S. Dollars in Millions)    Dec. 31, 1998     1999        2000        2001        2002    Thereafter     Total   Liabilities
------------------------------------------------------------------------------------------------------------------------------
Interest Rate Derivatives
Interest Rate Swaps
   (all U.S. dollar denomi-
   nated except for U.S. rates
   to foreign rates)
Fixed to variable rates               $   --  $   --      $ 50.0      $   --      $   --     $  250.0   $  300.0    $      .7
   Average pay rate (a)
   Average receive rate                                     5.54%                                6.02%      5.94%
Variable to fixed rates               $200.0  $   --      $   --      $   --      $   --     $     --   $  200.0    $     (.6)
   Average pay rate                     7.17%                                                               7.17%
   Average receive rate (b)
Fixed U.S. rates to fixed
   foreign rates (c)
      To Japanese yen                 $   --  $100.0      $   --      $   --      $   --     $     --   $  100.0    $   (23.3)
        Average pay rate (in
           Japanese yen) (d)                    1.99%                                                       1.99%
        Average receive rate                    6.66%                                                       6.66%
      To deutsche marks               $   --  $100.0      $   --      $   --      $   --     $    --    $  100.0    $   (15.3)
        Average pay rate  (in
           deutsche marks) (e)                  4.73%                                                       4.73%
        Average receive rate                    6.64%                                                       6.64%
      To Dutch guilders               $   --  $ 50.0      $   --      $   --      $   --     $    --    $   50.0    $    (8.1)
        Average pay rate (in
           Dutch guilders) (f)                  4.58%                                                       4.58%
        Average receive rate                    6.77%                                                       6.77%
------------------------------------------------------------------------------------------------------------------------------

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


FINANCIAL CONDITION
Operating activities provided cash of $6.1 million for the six months ended June 28, 1998, compared to $101.9 million of cash used before the sale of receivables for the corresponding period in 1997. This increased cash generation was principally the result of improved working capital management in the six months ended June 28, 1998, as compared to the corresponding period in 1997.
    Investing activities for the six months ended June 28, 1998, provided cash of $234.8 million due principally to the receipt of $288.0 million of proceeds from the sale of the household products business in North America and Latin America, excluding Mexico and Brazil. Excluding the $288.0 million of sales proceeds, investing activities for the six months ended June 28, 1998, used cash of $53.2 million compared to $70.0 million in cash used in the corresponding period in 1997. This lower cash usage in 1998 primarily resulted from a reduced level of capital expenditures in the first half of 1998 compared to the corresponding period in 1997.
    Financing activities used cash of $281.7 million for the six months ended June 28, 1998, compared to cash generated of $236.5 million in the first six months of 1997. The increase in cash used in financing activities during the first half of 1998 over the corresponding period in 1997 was principally the result of cash expended for the stock repurchase program and for the redemption of preferred stock of a subsidiary, coupled with lower borrowing levels in 1998 due, in part, to increased cash from operating activities and the receipt of proceeds from the sale of a portion of the household products business.
    During the six months ended June 28, 1998, a wholly owned subsidiary of the Corporation issued $300.0 million of fixed rate, senior unsecured notes that were guaranteed by the Corporation, of which $150.0 million is due in 2007 and the balance is due in 2028. Proceeds of that debt issuance were used to repay borrowings outstanding under the Corporation's revolving credit facility. In addition, during that period, the Corporation retired $182.2 million of long-term indebtedness in advance of their scheduled maturities. As a result of changes in the Corporation's debt portfolio, average debt maturity was 6.1 years at June 28, 1998, compared to 3.9 years at December 31, 1997. These changes in the Corporation's debt portfolio, coupled with changes in the Corporation's interest rate hedge portfolio described above, had the effect of decreasing the Corporation's variable rate debt to total debt ratio from 63% at December 31, 1997, to 39% at June 28, 1998.

    In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses, issuances of equity, and sales of receivables and to the effects of cash paid for stock repurchases and for the redemption of stock of subsidiaries. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the six months ended June 28, 1998, the Corporation experienced negative free cash flow of $98.0 million compared to negative free cash flow of $183.3 million for the corresponding period in 1997. This $85.3 million improvement in free cash flow during the first half of 1998 over the 1997 level was primarily the result of improved working capital management.


FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1997 and 1998 and scheduled for introduction in 1998; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulty in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, and updated herein; and the continuation of modest economic growth in the United States and Europe and gradual improvement in the economic environment in Asia.
    In addition to the foregoing, the Corporation's ability to realize the anticipated benefits during 1998 and in the future of the restructuring actions undertaken in 1998 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date. The ability to achieve certain sales and profitability targets and cash flow projections also is dependent upon the Corporation's ability to identify appropriate selected acquisitions that are complementary to the repositioned business units at acquisition prices that are consistent with these objectives.
    There can be no assurance that the Corporation will consummate the sales of the household products business in Brazil and the glass container-forming and inspection equipment business and complete the recapitalization of the recreational products business. Further, the Corporation's ability to realize aggregate proceeds from the sales of the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America and Latin America, excluding Brazil, and the glass container-forming and inspection business and from the recapitalization of the recreational products business of over $700 million on a gross basis or approximately $550 million on a net basis, is dependent upon, with respect to the sale of the glass container-forming and inspection equipment business, the Corporation's receipt of regulatory and other necessary approvals and the satisfaction of customary closing conditions, and with respect to the recapitalization of the recreational products business, the satisfaction of customary closing conditions.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Information required under this Item is included in Item 2 of Part I of this report under the caption "Interest Rate Sensitivity" and in the seventh paragraph under the caption "Earnings" and is incorporated by reference herein. In addition, reference is made to Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1       LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
    The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
    As of June 28, 1998, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

    Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS
As indicated in Note 5 of Notes to Consolidated Financial Statements, in June 1998, a wholly owned subsidiary of the Corporation issued senior unsecured notes (the "Debt Securities") that were guaranteed by the Corporation. Closing on the sale of the Debt Securities occurred on June 26, 1998, and the title and amount of the Debt Securities were as follows: $150,000,000 of 6.55% Senior Notes due 2007 and $150,000,000 of 7.05% Senior Notes due 2028. The Debt Securities were unconditionally and irrevocably guaranteed by the Corporation. The initial purchasers of the Debt Securities were Lehman Brothers Inc., Citicorp Securities, Inc., NationsBanc Montgomery Securities LLC, and Chase Securities Inc. The Debt Securities were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933 and may be resold in reliance upon the exemption to the registration requirements provided by Rule 144A. All of the Debt Securities were sold for cash and the Price to Investors, Discounts and Commissions, and Proceeds to Issuers were are follows:

===================================================================================================================
                                                Price to               Discounts and                Proceeds to
                                             Investors(1)                Commissions                   Issuer(2)
-------------------------------------------------------------------------------------------------------------------
Per 2007 Note..........................           99.703%                        .65%                    99.053%
Total .................................     $149,554,500                    $975,000               $148,579,500
-------------------------------------------------------------------------------------------------------------------
Per 2028 Note.........................            99.837%                       .875%                    98.962%
Total.................................      $149,755,500                  $1,312,500               $148,443,000
===================================================================================================================

(1) Plus accrued interest, if any, from June 26, 1998.

(2) Before deducting expenses payable by the Issuer estimated at $550,000.

    As indicated in Note 2 of Notes to Consolidated Financial Statements under the heading "Repurchase of Common Stock," in connection with the Corporation's stock repurchase program the Corporation sold put options on 400,000 shares of its Common Stock during the first six months of 1998. The put options were sold in a series of transactions with an investment banking firm subject to customary transfer restrictions in reliance upon the exemption from registration in
Section 4(2) of the Securities Act of 1933. The Corporation received aggregate premiums of $.7 million in connection with these transactions. Each of the put options is exercisable on a single fixed date specified in the option contract. The average strike price of the put options sold during the first six months of 1998 was $53.11 per share.

ITEM 5       OTHER INFORMATION
As indicated in the Proxy Statement distributed to the Corporation's stockholders in connection with the 1998 Annual Meeting of Stockholders, it is expected that the Corporation's 1999 Annual Meeting of Stockholders (the "1999 Meeting") will be held on April 27, 1999.
    Stockholders wishing to submit a proposal to be considered for inclusion in the Corporation's proxy statement for the 1999 Meeting in accordance with the provisions of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), must submit the proposal in writing and the proposal must be received by the Corporation on or before November 3, 1998.
    The advance notice provisions included in the Corporation's Bylaws provide that stockholders wishing to bring business before a stockholders' meeting, among other things, must give written notice to the Corporation of the business to be introduced at the meeting and the notice must be received by the Corporation's Corporate Secretary not less than 90 nor more than 110 days prior to the meeting. As a result, with the exception of stockholder proposals submitted in accordance with the provisions of Rule 14a-8 under the Exchange Act, to be properly brought before the 1999 Meeting, business introduced by a stockholder of the Corporation must be received by the Corporation's Corporate Secretary on or before January 27, 1999, but not before January 7, 1999.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description
  2(a)(i) Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc.*

  2(a)(ii)    Amendment  No.  1 to  Transaction  Agreement  dated as of June 26,
              1998,  by  and  between  The  Black  &  Decker   Corporation   and
              Windmere-Durable Holdings, Inc.*

  2(b)(i) Reorganization, Recapitalization and Stock Purchase Agreement dated as of June 29, 1998, by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC.*

  2(b)(ii) Amendment No. 1 to Reorganization, Recapitalization and Stock Purchase Agreement dated as of August 1, 1998, by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC.*

  2(c) Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding AG.*

  3           Bylaws of the Corporation, as amended.

  4 Indenture dated as of June 26, 1998, by and between Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee.

 11           Computation of Earnings Per Share.

 12           Computation of Ratios.

 27           Financial Data Schedule.
---------------------

* Certain schedules and attachments have been omitted. The Corporation agrees to provide a copy of these schedules and attachments to the Securities and Exchange Commission upon request.

On April 15, 1998, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the quarter ended March 29, 1998. The Corporation did not file any other reports on Form 8-K during the three-month period ended June 28, 1998.

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




Date:   August 12, 1998