Form 10-Q
period 1998-09-27
BLACK & DECKER CORP
filed 1998-11-12
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                    September 27, 1998
                                       or
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

The number of shares of Common Stock outstanding as of September 27, 1998:
87,865,949

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                THE BLACK & DECKER CORPORATION AND SUBSIDIARIES


                               INDEX - FORM 10-Q


                               September 27, 1998





                                                                            Page

PART I - FINANCIAL INFORMATION

Consolidated Statement of Earnings (Unaudited) For the Three
   Months and Nine Months Ended September 27, 1998 and September 28, 1997      3
                                                                         ------

Consolidated Balance Sheet
   September 27, 1998 (Unaudited) and December 31, 1997                        4
                                                        -----------------------

Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
   For the Nine Months Ended September 27, 1998 and September 28, 1997         5
                                                                      ---------

Consolidated Statement of Cash Flows (Unaudited)
   For the Nine Months Ended September 27, 1998 and September 28, 1997         6
                                                                      ---------

Notes to Consolidated Financial Statements (Unaudited)                         7
                                                      -------------------------

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                      14
                        ------------------------------------------------------

Quantitative and Qualitative Disclosures About Market Risk                    30
                                                          --------------------


PART II - OTHER INFORMATION                                                   31
                           ---------------------------------------------------

SIGNATURES                                                                    41
          --------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                    Nine Months Ended
                                          September 27, 1998   September 28, 1997  September 27, 1998 September 28, 1997
---------------------------------------------------------------------------------------------------------------------
  Sales                                          $   1,107.7      $   1,224.9          $   3,285.7      $  3,422.1
     Cost of goods sold                                709.0            788.9              2,139.2         2,201.2
     Selling, general, and
        administrative expenses                        270.1            309.3                835.5           916.6
     Write-off of goodwill                                -                -                 900.0               -
     Restructuring and exit costs                       14.2               -                 154.2               -
     Gain on sale of businesses                         26.9               -                  63.4               -
---------------------------------------------------------------------------------------------------------------------
  Operating Income (Loss)                              141.3            126.7               (679.8)          304.3
     Interest expense (net of
        interest income)                                29.1             32.7                 87.3            93.9
     Other expense                                       3.8              4.2                  6.2            10.1
---------------------------------------------------------------------------------------------------------------------
  Earnings (Loss) Before Income
     Taxes                                             108.4             89.8               (773.3)          200.3
     Income taxes                                       41.8             31.4                 73.1            70.1
---------------------------------------------------------------------------------------------------------------------
  Net Earnings (Loss)                            $      66.6      $      58.4          $    (846.4)     $    130.2
=====================================================================================================================


  Net Earnings (Loss) Per Common
     Share-- Basic                               $       .73      $       .62          $     (9.06)     $     1.38
=====================================================================================================================
  Shares Used in Computing Basic
     Earnings Per Share (in Millions)                   90.9             94.8                 93.4            94.5
=====================================================================================================================


  Net Earnings (Loss) Per Common
     Share-- Assuming Dilution                   $       .72      $       .60          $     (9.06)     $     1.35
=====================================================================================================================
  Shares Used in Computing Diluted
     Earnings Per Share (in Millions)                   92.6             96.9                 93.4            96.4
=====================================================================================================================


  Dividends Per Common Share                     $       .12      $       .12          $       .36      $      .36
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

-------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                                     September 27, 1998         December 31, 1997
-------------------------------------------------------------------------------------------------------------------
  Assets
  Cash and cash equivalents                                                $      143.3              $      246.8
  Trade receivables                                                               815.8                     931.4
  Inventories                                                                     749.3                     774.7
  Other current assets                                                            180.0                     125.9
-------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                       1,888.4                   2,078.8
-------------------------------------------------------------------------------------------------------------------
  Property, Plant, and Equipment                                                  740.9                     915.1
  Goodwill                                                                        839.4                   1,877.3
  Other Assets                                                                    489.4                     489.5
-------------------------------------------------------------------------------------------------------------------
                                                                           $    3,958.1              $    5,360.7
===================================================================================================================

  Liabilities and Stockholders' Equity
  Short-term borrowings                                                    $       61.0              $      178.3
  Current maturities of long-term debt                                             60.4                      60.5
  Trade accounts payable                                                          366.7                     372.0
  Other accrued liabilities                                                       776.7                     761.8
-------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                  1,264.8                   1,372.6
-------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                                                                1,671.3                   1,623.7
  Deferred Income Taxes                                                            55.0                      57.7
  Postretirement Benefits                                                         265.5                     304.2
  Other Long-Term Liabilities                                                     183.8                     211.1
  Stockholders' Equity
  Common stock, par value $.50 per share
     (outstanding: September 27, 1998--87,865,949 shares;
     December 31, 1997--94,842,544 shares)                                         43.9                      47.4
  Capital in excess of par value                                                  885.1                   1,278.2
  Retained earnings (deficit)                                                    (317.7)                    562.0
  Accumulated other comprehensive income                                          (93.6)                    (96.2)
-------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                   517.7                   1,791.4
-------------------------------------------------------------------------------------------------------------------
                                                                           $    3,958.1              $    5,360.7
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)


---------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                       Outstanding              Capital in    Retained    Other Com-         Total
                                            Common       Par     Excess of    Earnings    prehensive Stockholders'
                                            Shares      Value    Par Value   (Deficit)        Income        Equity
---------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1996          94,248,807    $  47.1   $  1,261.7   $   380.2    $   (56.6)     $ 1,632.4
  Comprehensive income:
     Net earnings                               --         --           --       130.2           --          130.2
     Foreign currency translation
       adjustments, less effect of
       hedging activities (net of tax)          --         --           --          --        (48.3)         (48.3)
---------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss)                   --         --           --       130.2        (48.3)          81.9
---------------------------------------------------------------------------------------------------------------------
  Cash dividends ($.36 per share)               --         --           --       (34.1)          --          (34.1)
  Common stock issued under
     employee benefit plans                560,154         .3         12.9          --           --           13.2
---------------------------------------------------------------------------------------------------------------------
  Balance at September 28, 1997         94,808,961    $  47.4   $  1,274.6   $   476.3    $  (104.9)     $ 1,693.4
=====================================================================================================================



  Balance at December 31, 1997          94,842,544    $  47.4   $  1,278.2   $   562.0    $   (96.2)     $ 1,791.4
  Comprehensive income:
     Net loss                                   --         --           --      (846.4)          --         (846.4)
     Foreign currency translation
       adjustments, less effect of
       hedging activities (net of tax)          --         --           --          --        (33.0)         (33.0)
     Write-off of accumulated
       foreign currency transla-
       tion adjustments due to
       sale of businesses                       --         --           --          --         35.6           35.6
---------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss)                   --         --           --      (846.4)         2.6         (843.8)
---------------------------------------------------------------------------------------------------------------------
  Cash dividends ($.36 per share)               --         --           --       (33.3)          --          (33.3)
  Purchase and retirement of
     common stock                       (8,059,900)      (4.0)      (416.1)         --           --         (420.1)
  Common stock issued under
     employee benefit plans              1,083,305         .5         23.0          --           --           23.5
---------------------------------------------------------------------------------------------------------------------
  Balance at September 27, 1998         87,865,949    $  43.9   $    885.1   $  (317.7)   $   (93.6)     $   517.7
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
---------------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended
                                                                            September 27, 1998  September 28, 1997
---------------------------------------------------------------------------------------------------------------------
  Operating Activities
  Net earnings (loss)                                                              $    (846.4)         $    130.2
  Adjustments to reconcile net earnings (loss) to cash flow
     from operating activities:
     Gain on sale of businesses                                                          (63.4)                  -
     Non-cash charges and credits:
       Goodwill write-off                                                                900.0                   -
       Restructuring charges and exit costs                                              154.2                   -
       Depreciation and amortization                                                     122.3               163.1
     Other                                                                                 2.6                (2.6)
  Changes in selected working capital items (excluding, for 1998, effects of the household products and glass container-forming and inspection equipment businesses sold):
       Trade receivables                                                                 (50.1)              (93.9)
       Inventories                                                                       (83.4)             (220.8)
       Trade accounts payable                                                             31.6                33.4
  Restructuring spending                                                                 (27.9)                  -
  Other assets and liabilities                                                           (78.0)              (45.4)
  Net decrease in receivables sold                                                           -              (134.0)
---------------------------------------------------------------------------------------------------------------------
     Cash Flow From Operating Activities                                                  61.5              (170.0)
---------------------------------------------------------------------------------------------------------------------
  Investing Activities
  Proceeds from sale of businesses, net of selling expenses                              481.8                   -
  Proceeds from disposal of assets                                                        19.1                 4.1
  Capital expenditures                                                                   (92.4)             (132.2)
  Cash inflow from hedging activities                                                    239.2               303.4
  Cash outflow from hedging activities                                                  (231.6)             (281.9)
---------------------------------------------------------------------------------------------------------------------
     Cash Flow From Investing Activities                                                 416.1              (106.6)
---------------------------------------------------------------------------------------------------------------------
     Cash Flow Before Financing Activities                                               477.6              (276.6)
  Financing Activities
  Net decrease in short-term borrowings                                                 (112.7)              (75.3)
  Proceeds from long-term debt (including revolving credit facility)                     585.6               647.5
  Payments on long-term debt (including revolving credit facility)                      (569.8)             (219.2)
  Debt issue costs paid                                                                   (2.7)                  -
  Redemption of preferred stock of subsidiary                                            (41.7)                  -
  Purchase of common stock                                                              (420.1)                  -
  Issuance of common stock                                                                18.0                 9.3
  Cash dividends                                                                         (33.3)              (34.1)
---------------------------------------------------------------------------------------------------------------------
     Cash Flow From Financing Activities                                                (576.7)              328.2
  Effect of exchange rate changes on cash                                                 (4.4)               (6.1)
---------------------------------------------------------------------------------------------------------------------
  Decrease In Cash And Cash Equivalents                                                 (103.5)               45.5
     Cash and cash equivalents at beginning of period                                    246.8               141.8
---------------------------------------------------------------------------------------------------------------------
  Cash And Cash Equivalents At End Of Period                                       $     143.3          $    187.3
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and nine-month periods ended September 27, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.
     Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. The Corporation has included its presentation of comprehensive income in the accompanying Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 27, 1998 and September 28, 1997. Comprehensive income for the three months ended September 27, 1998 and September 28, 1997, was $89.8 million and $44.3 million, respectively. In connection with the adoption of SFAS No. 130, the Corporation has changed the designation of its "Equity adjustment from translation" component of stockholders' equity in the accompanying Consolidated Balance Sheet to "Accumulated other comprehensive income."
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 1999. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings.
     The Corporation has not yet determined when it will adopt SFAS No. 133, although early adoption is considered possible due to the new standard's more favorable treatment of certain foreign currency hedges than that afforded under prior accounting standards. Further, the Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

NOTE 2: STRATEGIC REPOSITIONING
Overview: A comprehensive strategic repositioning plan, designed to intensify focus on core operations and improve operating performance, was approved by the Corporation's Board of Directors on January 26, 1998. As announced in January 1998, the program includes the following components: (i) the divestiture of the household products business in North America, Latin America, and Australia, the recreational products business, and the glass container-forming and inspection equipment business; (ii) the repurchase of up to 10% of the Corporation's outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses. Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.

Divestitures: The Corporation has taken actions to divest its household products business in North America, Latin America, and Australia, recreational products business, and glass container-forming and inspection equipment business. The Corporation has elected to retain the cleaning and lighting products component of the household products business. The recreational products and household products businesses are components of the Consumer and Home Improvement Products (Consumer) segment; the glass container-forming and inspection equipment business is a component of the Commercial and Industrial Products (Commercial) segment.
    On June 26, 1998, the Corporation closed on the sale to Windmere-Durable Holdings, Inc. of its household products business (other than certain assets associated with the Corporation's cleaning and lighting products, such as the Dustbuster, SnakeLight, ScumBuster, and FloorBuster products) in the United States, Canada, Mexico, Central America, the Caribbean, and South America (excluding Brazil) for $315.0 million. The Corporation received gross proceeds of $288.0 million at closing and $27.0 million was held in escrow pending transfer of assets associated with the household products business in Mexico. The $27.0 million held in escrow was received by the Corporation in July 1998 in connection with the transfer of the Mexican assets. As part of the transaction, the Corporation retained certain liabilities and agreed to license the Black & Decker name to Windmere in existing household product categories for a period of six and one-half years on a royalty-free basis, with extension options upon request of Windmere and at the discretion of the Corporation on a royalty-bearing basis. At the request of Windmere, additional product categories may be licensed at the Corporation's option on a royalty-bearing basis. During the nine months ended September 27, 1998, the Corporation also completed the sale of its household products business in Australia, the proceeds from which were immaterial. With respect to its household products business in Brazil, the Corporation continues to evaluate various alternatives.
   On September 22, 1998, the Corporation announced that it had closed on the sale of its glass container-forming and inspection equipment business, Emhart Glass, to Bucher Holding A.G. In connection with the sale, the Corporation received cash of $178.7 million.
    As more fully described in Note 8 of Notes to Consolidated Financial Statements, subsequent to the end of the third quarter of 1998, the Corporation completed the recapitalization of its recreational products business.

    The aforementioned sales of the household products business and glass container-forming and inspection equipment business and recapitalization of the recreational products business are expected to result in net cash proceeds, after selling expenses, taxes, and liabilities retained, of approximately $525 million. Net proceeds from the sales or recapitalization of these businesses, augmented by cash generated by remaining operations, have been and are expected to be utilized in the repurchase of a portion of the Corporation's outstanding common stock and to fund the restructuring program described below.
    Sales of the divested businesses, in aggregate, were $66.0 million and $187.4 million for the three months ended September 27, 1998, and September 28, 1997, respectively, and $331.2 million and $489.9 million for the nine months ended September 27, 1998, and September 28, 1997, respectively.

Repurchase of Common Stock: On January 26, 1998, the Board of Directors authorized the repurchase of up to 10%, or 9,484,254 shares, of the Corporation's outstanding common stock over a two-year period. In October 1998, the Corporation announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Corporation's common stock. A combination of net proceeds from the sale of divested businesses and cash flow from remaining operations have been and will be used to fund the stock repurchase program. Prior to the receipt of proceeds from the sale of divested businesses, the Corporation utilized its existing borrowing facilities to fund a portion of the stock repurchase program.
    During the nine months ended September 27, 1998, the Corporation repurchased 8,059,900 shares of common stock at an aggregate cost of $420.1 million. The aggregate cost of $420.1 million is net of $1.4 million in premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock. As of September 27, 1998, put options on 600,000 shares of the Corporation's common stock were outstanding, with an average strike price of $54.98.

Restructuring Charge: The restructuring program, announced in January 1998, will be completed over a period of two years and is being undertaken to reduce fixed costs and simplify the supply chain and new product introduction processes. During the first quarter of 1998, the Corporation commenced the restructuring program and recorded a restructuring charge of $140.0 million. During the three months ended September 27, 1998, the Corporation recognized additional restructuring charges, principally associated with the acceptance of a voluntary retirement plan by certain employees in the United States, recognized a gain on the sale of a facility exited as part of the plan, and reduced previously established accruals to reflect the identification of less costly exit strategies and higher than anticipated workforce attrition. The net effect of these actions was to recognize an additional restructuring charge of $14.2 million during the quarter ended September 27, 1998. The Corporation anticipates that additional restructuring charges will be recognized over the course of the two-year program.
    The major component of the restructuring charge, as modified, relates to the elimination of approximately 4,900 positions. As a result, an accrual of $123.0 million, principally associated with European businesses in the Consumer segment, was included in the restructuring charge. Included in that accrual were costs of approximately $30 million related to the acceptance of a voluntary retirement plan by certain employees in the United States. Also included in that accrual was $8.1 million related to severance actions taken in the businesses to be divested and with respect to the closure of a facility in Kuantan, Malaysia, that manufactured household products predominantly for sale in the United States and was not included in the assets sold with the household products business.
    To reduce fixed costs and simplify the supply chain and new product introduction processes, the Corporation is taking actions to rationalize certain manufacturing, sales, and administrative operations resulting in the closure of a number of facilities. As a result, the restructuring charge also included a $19.8 million write-down to fair value--less, if applicable, costs to sell--of certain land, buildings, and equipment. Included in that $19.8 million write-down was $9.0 million related to the closure of the Malaysian facility described above. The remainder of the write-down to fair value primarily relates to long-lived assets of European businesses in the Consumer segment.
    The remaining restructuring charge of $11.4 million, principally associated with European businesses in the Consumer segment, relates to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.

Change in Accounting for Goodwill: On a periodic basis through December 31, 1997, the Corporation estimated the future undiscounted cash flows of the businesses to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, the Corporation estimates the future discounted cash flows of the businesses to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions. Future discounted cash flows for the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia included an estimate of the proceeds from the sale of such businesses, net of associated selling expenses and taxes. The Corporation believes that measurement of the value of goodwill through a discounted cash flow approach is preferable in that such a measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, more realistic valuation than the undiscounted approach.
     In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during the first quarter of 1998. That goodwill write-off represented a per-share net loss of $9.64 both on a basic and diluted basis for the nine-month period ended

September 27, 1998. That write-down, which relates to goodwill associated with the security hardware, plumbing products, and fastening and assembly systems businesses and includes a $40.0 million write-down of goodwill associated with one of the divested businesses, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in the preceding paragraph. This change represents a change in accounting principle which is indistinguishable from a change in estimate.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                                    September 27, 1998       December 31, 1997
----------------------------------------------------------------------------------------------------------------
  FIFO cost
     Raw materials and work-in-process                                     $     200.4             $     199.4
     Finished products                                                           570.8                   599.4
----------------------------------------------------------------------------------------------------------------
                                                                                 771.2                   798.8
  Excess of FIFO cost over LIFO inventory value                                  (21.9)                  (24.1)
----------------------------------------------------------------------------------------------------------------
                                                                           $     749.3             $     774.7
================================================================================================================

    Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.


NOTE 4: GOODWILL
In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment as discussed in Note 2, goodwill in the amount of $900.0 million was written off through a charge to operations during the first quarter of 1998, and has been reflected in the Consolidated Statement of Earnings as "Write-off of goodwill" for the nine months ended September 27, 1998. That write-down, which relates to goodwill associated with the security hardware, plumbing products, and fastening and assembly systems businesses and includes a $40.0 million write-down of goodwill associated with one of the divested businesses, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2.
    In addition, goodwill related to the Corporation's household products and glass container-forming and inspection equipment businesses was written off in connection with the sale of those businesses during the nine months ended September 27, 1998.

Goodwill at the end of each period, in millions of dollars, was as follows:

                                                                    September 27, 1998       December 31, 1997
----------------------------------------------------------------------------------------------------------------
  Goodwill                                                                 $   1,397.9             $   2,499.9
  Less accumulated amortization                                                  558.5                   622.6
----------------------------------------------------------------------------------------------------------------
                                                                           $     839.4             $   1,877.3
================================================================================================================

    During the quarter ending December 31, 1998, goodwill in the amount of $77.4 million associated with the Corporation's recreational products business will be written off in connection with the recapitalization of that business.

NOTE 5: LONG-TERM DEBT
In June 1998, a wholly owned subsidiary of the Corporation issued senior unsecured notes that were guaranteed by the Corporation in the amount of $300.0 million. Of that amount, $150.0 million bear interest at a fixed rate of 6.55% and are due in 2007, and $150.0 million bear interest at a fixed rate of 7.05% and are due in 2028. Proceeds from the issuance of the senior unsecured notes were used to repay indebtedness outstanding under the Corporation's unsecured revolving credit facility.
    Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $888.2 million and $776.0 million were included in the Consolidated Balance Sheet at September 27, 1998 and December 31, 1997, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: SALE OF RECEIVABLES
As more fully described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1997, the Corporation voluntarily terminated its sale of receivables program in December 1997 as the program was no longer deemed necessary to support its liquidity requirements. As of September 28, 1997, the Corporation had sold $78.0 million of receivables under this program. The discount on sale of receivables is included in "Other expense."

NOTE 7: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

------------------------------------------------------------------------------------------------------------------
                                       Three Months Ended                         Nine Months Ended
                            September 27, 1998   September 28, 1997     September 27, 1998  September 28, 1997
------------------------------------------------------------------------------------------------------------------
  Interest expense                       $34.7                $33.6                 $107.0               $99.0
  Interest (income)                       (5.6)                 (.9)                 (19.7)               (5.1)
----------------------------------------------------------------------------------------------------------------
                                         $29.1                $32.7                 $ 87.3               $93.9
==================================================================================================================

NOTE 8:  SUBSEQUENT EVENTS
On September 30, 1998, the Corporation announced that it had completed the recapitalization of its recreational products business, True Temper Sports, with an affiliate of Cornerstone Equity Investors, LLC. In connection with the transaction, the Corporation received $177.7 million in cash and a senior increasing rate discount note in an initial accreted amount of $25.0 million. In addition, the Corporation retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $66.6 million or $.72 per share on a diluted basis for the three-month period ended September 27, 1998. Included in net earnings for the quarter ended September 27, 1998, were a $7.7 million after-tax restructuring charge ($14.2 million before tax) or $.08 per share on a diluted basis and an after-tax gain on sale of businesses of $9.2 million ($26.9 million before tax) or $.10 per share on a diluted basis. Excluding the restructuring charge and the gain on sale of businesses, net earnings were $65.1 million or $.70 per diluted share for the quarter ended September 27, 1998, compared to net earnings of $58.4 million or $.60 per share on a diluted basis for the corresponding period in 1997.
    During the quarter ended September 27, 1998, the Corporation closed on the sale of its glass container-forming and inspection equipment business, Emhart Glass, to Bucher Holding A.G. On September 30, 1998, the Corporation completed the recapitalization of its recreational products business, True Temper Sports, concluding part of the Corporation's strategic repositioning plan. The sale or recapitalization of these businesses, together with the sale earlier in 1998 of the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Australia, and Latin America (excluding Brazil), are expected to result in net cash proceeds, after selling expenses, taxes, and liabilities retained, of approximately $525 million.
       The Corporation reported a net loss of $846.4 million or $9.06 per share on a diluted basis for the nine-month period ended September 27, 1998, compared to net earnings of $130.2 million or $1.35 per share on a diluted basis for the nine-month period ended September 28, 1997. Excluding the effects of the restructuring charge of $154.2 million ($107.7 million after-tax), the goodwill write-off of $900.0 million recognized in the first quarter of 1998, and the gain on sale of businesses of $63.4 million ($13.4 million after-tax), net earnings for the nine months ended September 27, 1998, would have been $147.9 million or $1.55 per share on a diluted basis.


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

    On June 26, 1998, the Corporation closed on the sale of its household products business in North America, Central America, the Caribbean and South America (excluding Brazil) for $315.0 million. The Corporation received gross proceeds of $288.0 million at closing and $27.0 million were held in escrow pending transfer of assets associated with the household products business in Mexico. The $27.0 million held in escrow was received by the Corporation in July 1998 in connection with the transfer of assets associated with the household products business in Mexico. During the nine months ended September 27, 1998, the Corporation also completed the sale of its household products business in Australia, the proceeds from which were immaterial. In connection with the sale of the household products businesses, the Corporation retained its cleaning and lighting product lines, which include, among other things, the Dustbuster(R) cordless vacuum. The Corporation is continuing to evaluate various alternatives for its household products business in Brazil.
    On September 22, 1998, the Corporation announced that it had closed on the sale of its glass container-forming and inspection equipment business, Emhart Glass, to Bucher Holding A.G. In connection with the sale, the Corporation received cash of $178.7 million.
    Subsequent to the end of the third quarter of 1998, the Corporation completed the recapitalization of its recreational products business, True Temper Sports, with an affiliate of Cornerstone Equity Investors, LLC. On September 30, 1998, the Corporation received $177.7 million in cash and a senior increasing rate discount note in an initial accreted amount of $25.0 million in connection with the recapitalization. The note received by the Corporation bears interest at a variable rate. In addition, the Corporation retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million.
    The sales or recapitalization of these businesses are expected to result in net cash proceeds, after selling expenses, taxes, and liabilities retained, of approximately $525 million.
    The pre-tax gain on sale of  businesses of $26.9 million ($9.2 million after tax) recognized by the Corporation during the quarter ended September 27, 1998, principally represents the gain on the sale of the glass container-forming and inspection equipment business and is net of losses recognized in the second quarter of 1998 in anticipation of the sale. The pre-tax gain on the sale of businesses of $63.4 million ($13.4 million net of tax) recognized by the Corporation during the nine months ended September 27, 1998, represents the gain on the sale of the household products business (excluding certain assets associated with the cleaning and lighting product lines) in North America, Central America, the Caribbean, and South America (excluding Brazil) and the glass container-forming and inspection equipment business, and is net of losses recognized in connection with the anticipated exit from the household products business in Brazil. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations until their sale. Under the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Corporation is required to reflect the long-lived assets of these businesses at the lower of their carrying amounts or their expected fair value less costs to sell, and to cease depreciation of the businesses' fixed assets and amortization of goodwill related to these businesses during the period held for sale.
    The net proceeds from the sales of these businesses, augmented by free cash flow generated by the remaining businesses, have been and will be used to fund the second element of the strategic repositioning plan-the repurchase of approximately 11% of the Corporation's outstanding common shares over a two-year period. During the nine months ended September 27, 1998, the Corporation repurchased 8,059,900 common shares at an aggregate cost of $420.1 million, which is net of $1.4 million in premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock. During the period from September 28, 1998, through November 10, 1998, the Corporation purchased an additional 965,500 common shares at an aggregate cost of $44.1 million.
    The third element of the strategic repositioning plan involves a major restructuring program. That restructuring program is being undertaken to reduce fixed costs and to simplify the supply chain and new product introduction processes. As part of the restructuring program, the Corporation expects to make significant changes to its European power tools and accessories businesses by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe will be accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business will rationalize its manufacturing plant and design center network, resulting in the closure of a number of manufacturing plants and design centers. The restructuring program also will include actions to improve the cost position of other businesses.
    This restructuring program is estimated to result in a pre-tax charge of up to $225 million, of which $154.2 million was recognized during the nine months ended September 27, 1998 ($107.7 million after tax), with the balance to be recognized as the program progresses over a two-year period. During the first quarter of 1998, the Corporation commenced the restructuring plan and recognized a restructuring charge of $140.0 million. During the three months ended September 27, 1998, the Corporation recognized additional restructuring charges, principally associated with the acceptance of a voluntary retirement plan by certain employees in the United States, recognized a gain on the sale of a facility exited as part of the plan, and reduced previously established accruals to reflect the identification of less costly exit strategies and higher than anticipated workforce attrition. The net effect of these actions was to recognize an additional pre-tax restructuring charge of $14.2 million during the third quarter of 1998 ($7.7 million after tax).

    A summary of the Corporation's restructuring activity through September 27, 1998, follows:

-------------------------------------------------------------------------------------------------------------------
                                    Reserve As                                        Reversal of
                                Established in                                   Previous Reserve         Reserve
                             the First Quarter           Utilization of Reserve    and Accrual of      at Septem-
(Dollars in Millions)                  of 1998             Cash        Non-Cash       New Reserve    ber 27, 1998
-------------------------------------------------------------------------------------------------------------------
Severance benefits and cost
  of voluntary retirement
  program                               $102.7            $(24.1)       $(28.3)             $20.3           $70.6
Write-down to net realiz-
  able value of certain land,
  buildings, and equipment                27.5                 -         (17.9)              (7.7)            1.9
Other charges                              9.8              (3.8)          (.3)               1.6             7.3
-------------------------------------------------------------------------------------------------------------------
  Total                                 $140.0            $(27.9)       $(46.5)             $14.2           $79.8
===================================================================================================================

    In the above table, the $28.3 million non-cash utilization of the reserve established for severance benefits and costs of voluntary retirement program represents the present value of payments to be made as a result of the voluntary retirement program. Those payments will be made from the assets of the
Corporation's pension plan trust rather than from working capital of the Corporation.
    In addition to the restructuring charge, it is anticipated that related expenses of approximately $60 million will be charged to operations over a two-year period as the restructuring program progresses. These related expenses, which are incremental to the plans being implemented, do not qualify as restructuring  or exit costs under  generally  accepted  accounting  principles.
During the three and nine months ended September 27, 1998, the Corporation recognized $6.3 million and $34.7 million of expenses, respectively, related to the restructuring program and divestitures in operating income. Included in those restructuring-related expenses were inventory write-downs associated with products in the retained cleaning and lighting business that will be discontinued. Cash spending on the restructuring program during 1998 is expected to range between $60 million to $70 million.
    Benefits from the restructuring charge taken in the first nine months of 1998, estimated at more than $70 million on an annual, pre-tax basis once fully implemented, are not expected to become evident until some time in 1999, as the 1998 benefits are likely to be offset by related expenses associated with the program. As indicated in Note 2 of Notes to Consolidated Financial Statements, the severance and voluntary retirement accrual included in the $154.2 million restructuring charge taken in the nine months ended September 27, 1998, related to the elimination of approximately 4,900 positions. As the Corporation shifts certain production and other activities and replaces certain employees who retired under the United States voluntary retirement program, it is anticipated that an additional 2,100 positions will be created. As a result, the Corporation's estimate of annual, pre-tax savings in excess of $70 million, expected once the restructuring actions taken in the first nine months of 1998 are fully implemented, reflects the savings from a net reduction of approximately 2,800 positions. The Corporation's estimate of savings was based upon a comparison to the pre-restructuring cost base, and actual savings may be mitigated by such factors as continued economic deterioration in foreign markets and decisions to increase costs in such areas as research and development.
    As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach, as more fully described in
Note 2 of Notes to Consolidated Financial Statements, is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility since decreases in projected discounted cash flows of certain businesses will, as previously discussed, result in timely recognition of future impairment.
     In connection with this change in accounting with respect to the measurement of goodwill impairment, a non-cash charge of $900.0 million was recognized during the first quarter of 1998 ($9.64 per share both on a basic and diluted basis for the nine months ended September 27, 1998). The $900.0 million write-down, which relates to goodwill associated with the Corporation's security hardware, plumbing products, and fastening and assembly systems businesses and includes a $40.0 million write-down of goodwill associated with one of the divested businesses, represents the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to Consolidated Financial Statements. As a result of the goodwill write-off and the cessation of goodwill amortization related to the businesses sold, goodwill amortization declined from $15.7 million for the three months ended September 28, 1997 ($47.6 million for the first nine months of 1997) to $6.3 million for the three months ended September 27, 1998 ($18.7 million for the first nine months of 1998).

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 27, 1998 and September 28, 1997.

                                           ANALYSIS OF CHANGES IN SALES
------------------------------------------------------------------------------------------------------------------
                                       For the Three Months Ended                 For the Nine Months Ended
(Dollars in Millions)           September 27, 1998   September 28, 1997    September 27, 1998   September 28, 1997
------------------------------------------------------------------------------------------------------------------

Total sales                               $1,107.7             $1,224.9              $3,285.7         $3,422.1
Unit volume - existing                           1%                   9%                    2%               3%
            - disposed                          (9)%                  -                    (3)%              -
Price                                           (1)%                 (2)%                  (1)%             (1)%
Currency                                        (1)%                 (4)%                  (2)%             (3)%
------------------------------------------------------------------------------------------------------------------
Change in total sales                          (10)%                  3%                   (4)%             (1)%
==================================================================================================================

Note: In the above table and in the following discussion, existing unit volume relates to businesses where period-to-period comparability exists. Disposed unit volume relates to businesses where period-to-period comparability does not exist due to the sale of a particular business. For the three- and nine-month periods ended September 27, 1998, disposed unit volume relates to third quarter sales of the household products business (excluding assets associated with the cleaning and lighting product lines retained by the Corporation) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil) which was sold during the first six months of 1998. Because the Corporation sold its glass container-forming and inspection equipment business, Emhart Glass, at the end of the third quarter of 1998, period-to-period comparability exists during the three- and nine- month periods ended September 27, 1998, and the results of that business are included in existing unit volume. The results of the recreational products business, True Temper Sports also are included in existing unit volume for the three- and nine-month periods ended September 27, 1998.

       The Corporation  operates in two business segments:  Consumer,  including consumer and professional power tools and accessories, household products, security hardware, outdoor products (composed of electric lawn and garden tools and recreational products), plumbing products, and product service; and Commercial, including fastening and assembly systems and glass container-forming and inspection equipment. As discussed above and in Note 2 of Notes to
Consolidated Financial Statements, the Corporation has sold the household products business (excluding assets associated with the cleaning and lighting product lines retained by the Corporation) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil) and Emhart Glass. In addition, subsequent to September 27, 1998, the Corporation recapitalized its recreational products business, True Temper Sports. The results of operations and financial positions of these businesses have been included in the consolidated financial statements through the dates of consummation of the respective transactions.

    The following chart sets forth an analysis of the change in sales for the three and nine months ended September 27, 1998, compared to the three and nine months ended September 28, 1997, by geographic area for each business segment.

                          ANALYSIS OF CHANGES IN SALES
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1998

-------------------------------------------------------------------------------------------------------------------------
                              United States            Europe                 Other                     Total
(Dollars in Millions)    3 Months   9 Months    3 Months    9 Months    3 Months  9 Months       3 Months    9 Months
-------------------------------------------------------------------------------------------------------------------------

Consumer
Total sales                $608.3   $1,702.4      $257.7      $802.3       $88.5    $310.2       $  954.5    $2,814.9
Unit volume - existing          4%         5%          5%          6%         (8)%      (9)%            2%          4%
            - disposed        (11)%       (4)%         -%          -%        (26)%     (10)%          (10)%        (4)%
Price                          (1)%       (1)%         -%          -%         (1)%      (1)%           (1)%        (1)%
Currency                        -%         -%          1%         (4)%        (6)%      (5)%           (1)%        (2)%
-------------------------------------------------------------------------------------------------------------------------
                               (8)%        -%          6%          2%        (41)%     (25)%          (10)%        (3)%
-------------------------------------------------------------------------------------------------------------------------

Commercial
Total sales                $ 66.3   $  208.9      $ 65.6      $195.9      $ 21.3    $ 66.0       $  153.2    $  470.8
Unit volume                    (1)%       (6)%        (3)%         3%        (20)%     (21)%           (5)%        (5)%
Price                          (2)%       (1)%         -%          -%         (1)%      (1)%           (1)%        (1)%
Currency                        -%         -%          1%         (3)%       (12)%      (7)%           (2)%        (2)%
-------------------------------------------------------------------------------------------------------------------------
                               (3)%       (7)%        (2)%         -%        (33)%     (29)%           (8)%        (8)%
-------------------------------------------------------------------------------------------------------------------------

Consolidated
Total sales                $674.6   $1,911.3      $323.3      $998.2      $109.8    $376.2       $1,107.7    $3,285.7
Unit volume - existing          3%         4%          3%          5%        (10)%     (11)%            1%          2%
            - disposed        (10)%       (4)%         -%          -%        (22)%      (8)%           (9)%        (3)%
Price                          (1)%       (1)%         -%          -%         (1)%      (1)%           (1)%        (1)%
Currency                        -%         -%          1%         (3)%        (7)%      (6)%           (1)%        (2)%
-------------------------------------------------------------------------------------------------------------------------
Change in total sales          (8)%       (1)%         4%          2%        (40)%     (26)%          (10)%        (4)%
=========================================================================================================================

Note: The characterization of businesses as "existing" or "disposed" in this table is that same as in the table on the preceding page.

    The negative effects of a stronger United States dollar compared to most major foreign currencies caused a decrease in the Corporation's consolidated sales from the prior year's level of 1% and 2% for the three and nine months ended September 27, 1998, respectively. Pricing actions had a 1% negative effect on sales for both the three-and nine-month periods ended September 27, 1998, compared to the corresponding periods in 1997. Existing unit volume increased by 1% for the three-month period ended September 27, 1998, compared to the prior year's level. For the nine-month period ended September 27, 1998, existing unit volume increased 2% over the 1997 level. The Corporation's sale of its household products business (excluding the cleaning and lighting product lines retained by the Corporation) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil)

(referred to herein as the "sold household products business") during the first six months of 1998 had a 9% and 3% negative impact on consolidated sales for the three and nine months ended September 27, 1998, respectively.
    Sales in the Corporation's Consumer businesses in the United States decreased by 8% for the three-month period ended September 27, 1998, from the 1997 level while sales for the nine-month period ended September 27, 1998, equaled the 1997 level.
     Despite competitive pressures that continued to constrain pricing, sales in the domestic power tools business increased at a double-digit rate during the three- and nine-month periods ended September 27, 1998, compared to the corresponding periods in 1997. The domestic power tools business benefited from the strength of the DEWALT(R) professional power tools line, due largely to products introduced over the past year but those benefits were partially offset by weakness during the same periods in sales of consumer power tools. Sales in the domestic security hardware business increased at a high single-digit rate for the three-month period ended September 27, 1998, and at a mid-single digit rate for the nine-month period ended September 27, 1998, both compared to the corresponding periods in 1997. Sales gains in the domestic security hardware business during the third quarter of 1998 were principally due to strong sales of TITAN(R) products as well as opening price point locksets. In addition, sales gains in the first nine months of 1998 were driven by the introduction of the AccessOneTM Remote Keyless Entry lock and The Society Brass Collection(R), principally in the second quarter of 1998. Sales in the domestic plumbing products business decreased at a mid single-digit rate during the three-month period ended September 27, 1998, from the 1997 level but increased at a mid single-digit rate for the nine months ended September 27, 1998, over the corresponding level in 1997. Sales in the domestic accessories business decreased by mid-single digit rates for the three- and nine-month periods ended September 27, 1998, compared to the corresponding 1997 periods principally due to SKU reduction efforts in that business. Sales in the recreational products business increased at a mid-single digit rate and at a double-digit rate for the three and nine months ended September 27, 1998, respectively. Sharply lower sales were experienced in the first half of 1998 in the domestic household products business, compared to the corresponding period in 1997, adversely impacting existing unit volume comparisons for the nine-month period ended September 27, 1998. Significant sales declines also were experienced during the three and nine months ended September 27, 1998, in the cleaning and lighting business, previously part of the household products business but retained by the Corporation, most significantly with respect to the ScumBuster(R) cordless submersible scrubber. The Corporation anticipates that negative comparisons to the prior year with respect to the retained cleaning and lighting business will continue to affect the Corporation's 1998 results.
     Excluding the effect of changes in foreign exchange rates, sales in the Corporation's Consumer businesses in Europe improved by 5% and 6% for the three and nine months ended September 27, 1998, respectively, over the corresponding periods in 1997. Increased sales in Europe of consumer and professional power tools and accessories, outdoor lawn and garden tools, security hardware, and product service during the three and nine months ended September 27, 1998, as compared to the prior year's levels more than offset declines during those periods in sales of household products.

     Sales of the Corporation's Consumer businesses in Other geographic areas for the three and nine months ended September 27, 1998, decreased by 35% and 20%, respectively, from the same periods in 1997, excluding the negative effect of changes in foreign exchange rates during 1998. The impact on the third quarter's comparison of the sold household products business, the continuing effect of the Asian economic crisis as well as sales weakness in Latin America, were the principal reasons for the declines.

   Excluding the negative effect of changes in foreign exchange rates, sales in the Corporation's Commercial businesses decreased by 6% during both the three and nine months ended September 27, 1998, from the prior year's levels. Lower automotive sales during 1998 due to softness in Asia and the effects of the now-settled General Motors strike in the United States contributed to a low single-digit rate decline in sales, exclusive of negative currency effects, in the Corporation's fastening and assembly systems business during the quarter ended September 28, 1998. Despite these factors, sales in the fastening and assembly systems business increased at a low single-digit rate for nine months ended September 27, 1998, compared to the corresponding period in 1997, exclusive of negative currency comparisons due, in part, to the strength of European automotive sales. Sharply lower sales, exclusive of negative currency effects, were realized in the Emhart Glass business during the three and nine months ended September 27, 1998, compared to the corresponding periods in 1997.


EARNINGS
Operating income for the three-month period ended September 27, 1998, excluding the restructuring charge of $14.2 million and gain on sale of businesses of $26.9 million, was $128.6 million, or 11.6% of sales, compared to $126.7 million, or 10.3% of sales, for the corresponding period in 1997. An operating loss of $679.8 million was recognized for the nine months ended September 27, 1998, compared to operating income of $304.3 million for the corresponding period in 1997. Excluding the effects of the $154.2 million restructuring charge, the $900.0 million write-off of goodwill, and the $63.4 million gain on sale of businesses, operating income for the first nine months of 1998 was $311.0 million, or 9.5% of sales, compared to $304.3 million, or 8.9% of sales, for the first nine months of 1997.
    Operating results for the three and nine months ended September 27, 1998, included $6.3 million and $34.7 million, respectively, of expenses directly related to the strategic repositioning plan that do not qualify as restructuring or exit costs under generally accepted accounting principles ("restructuring-related expenses"). Included in these amounts is the write-down to net realizable value of cleaning and lighting inventories that are being discontinued in connection with the assumption of those product lines in North America by the Corporation's power tool business. Excluding the effects of these restructuring-related expenses, the restructuring charge, and the gain on sale of businesses, operating income would have increased by 6.5% from $126.7 million, or 10.3% of sales, for the quarter ended September 28, 1997, to $134.9 million, or 12.2% of sales, for the quarter ended September 27, 1998. Excluding the effects of these restructuring-related expenses, the restructuring charge, the goodwill write-off, and the gain on sale of businesses, operating income would have increased by 13.6% from $304.3 million, or 8.9% of sales, for the nine months ended September 28, 1997, to $345.7 million, or 10.5% of sales, for the nine months ended September 27, 1998. In addition to the realization of benefits from restructuring actions taken in 1998, a major contributor to these improvements was the $9.4 million and $28.9 million reduction in the level of goodwill amortization experienced in the three and nine months ended September 27, 1998, respectively, as compared to the corresponding periods in 1997. This reduced level of goodwill amortization was a result of the goodwill write-off and cessation of amortization of goodwill associated with the divested businesses. The lower level of goodwill amortization experienced in the first three quarters of 1998 will continue in future periods.
    Improvements in operating income as a percentage of sales, exclusive of, for the nine months ended September 27, 1998, the goodwill write-off and, for the three and nine months ended September 27, 1998, the restructuring charge, the gain on sale of businesses and restructuring-related expenses, were experienced in the Corporation's power tools and accessories business, where strong improvements in the United States and Canada offset declines in most other geographic regions; fastening and assembly systems business; recreational products business; and, for the nine month ended September 27, 1998, plumbing products business.
    Gross margin as a percentage of sales was 36.0% and 35.6% for the three-month periods ended September 27, 1998, and September 28, 1997, respectively. Gross margin as a percentage of sales was 34.9% for the first nine months of 1998, compared to 35.7% for the corresponding period in 1997. The decline in gross margin during the nine months ended September 27, 1998, compared to the corresponding period in 1997 primarily resulted from adverse foreign exchange effects on product costs, principally in the European operations, competitive pressures that continued to constrain pricing, and restructuring-related expenses, partially offset by increased productivity net of inflation. While those factors also impacted gross margin for the quarter ended September 27, 1998, compared to that of the prior year, the absence of lower margin household products in the third quarter of 1998 due to the sale of that business earlier in 1998 contributed to the increase in gross margin as a percentage of sales.
    Selling, general, and administrative expenses as a percentage of sales for the three-month period ended September 27, 1998, were 24.4% compared to 25.3% for the comparable period in 1997. Selling, general, and administrative expenses as a percentage of sales for the nine-month period ended September 27, 1998, were 25.4%, compared to 26.8% for the comparable period in 1997. These improvements were the result of lower goodwill amortization in the three and nine months ended September 27, 1998, compared to the corresponding periods in 1997, as a result of the goodwill write-off and cessation of amortization of goodwill related to the businesses to be sold, as well as benefits realized from restructuring actions taken in 1998.
    Net interest expense (interest expense less interest income) was $29.1 million and $87.3 million for the three and nine months ended September 27, 1998, respectively, compared to $32.7 million and $93.9 million for the three and nine months ended September 28, 1997, respectively. The lower level of net interest expense in the three and nine months ended September 27, 1998, as compared to the corresponding periods in 1997 was primarily the result of a lower level of net debt (total debt less cash and cash equivalents) due to improved cash flows from operating activities and more favorable interest rates in 1998.

    The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the nine months ended September 27, 1998, the Corporation's portfolio was reduced as a result of the following scheduled maturities: (i) variable to fixed rate interest rate swaps with an aggregate notional principal amount of $250.0 million; (ii) fixed to variable rate interest rate swaps with an aggregate notional principal amount of $100.0 million; (iii) rate basis swaps with an aggregate notional principal amount of $50.0 million; and (iv) interest rate swaps that swapped from fixed rate United States dollars into fixed rate Japanese yen with an aggregate notional principal amount of $15.0 million. The Corporation also reduced its portfolio as a result of its termination of fixed to variable interest rate swaps with an aggregate notional principal amount of $250.0 million and of termination by the counterparties of fixed to variable rate interest rate swaps with an aggregate notional principal amount of $300.0 million. Deferred gains and losses on the early termination of interest rate swaps as of September 27, 1998, were not significant. Partially offsetting these decreases in the interest rate hedge portfolio, the Corporation entered into new fixed to variable rate interest rate swaps with an aggregate notional principal amount of $375.0 million during the nine months ended September 27, 1998.
     Other expense for the three and nine months ended September 27, 1998, principally consisted of currency losses. Other expense for the three and nine months ended September 28, 1997, primarily included the discount on the sale of receivables as well as currency losses.
    Income tax expense of $41.8 million for the quarter ended September 27, 1998, included an income tax benefit of $6.5 million related to the pre-tax restructuring charge and income tax expense of $17.7 million related to the gain on sale of businesses, both recognized during that quarter. Excluding the taxes associated with the restructuring charge and the gain on sale of businesses, the Corporation's reported tax rate would have been 32% in the third quarter of 1998, compared to a tax rate of 35% in the third quarter of 1997.
    Income tax expense of $73.1 million was recognized on the Corporation's pre-tax loss of $773.3 million for the nine months ended September 27, 1998. Excluding an income tax benefit of $46.5 million related to the pre-tax restructuring charge of $154.2 million, the non-deductible write-off of goodwill in the amount of $900.0 million recognized in the first quarter of 1998, and tax expense of $50.0 million recognized on the gain on sale of businesses, the Corporation's reported tax rate would have been 32% in the first nine months of 1998, compared to a tax rate of 35% in the first nine months of 1997.
    This decrease in the effective tax rate in 1998 resulted from the lower amount of goodwill amortization, which is not tax deductible, due to the write-off of goodwill that occurred in the first quarter of 1998 as a result of the Corporation's change in method of measuring goodwill impairment.
    The Corporation reported net earnings of $66.6 million, or $.73 per basic share and $.72 per diluted share, for the three months ended September 27, 1998. Excluding the after-tax restructuring charge of $7.7 million and the after-tax gain on sale of businesses of $9.2 million both recognized in the third quarter of 1998, net earnings were $65.1 million, or $.72 per basic share and $.70 per diluted share, for the three-month period ended September 27, 1998, compared to $58.4 million, or $.62 per basic share and $.60 per diluted share, for the three-month period ended September 28, 1997.

    The Corporation reported a net loss of $846.4 million, or $9.06 per share both on a basic and diluted basis, for the nine-month period ended September 27, 1998, principally as a result of the restructuring charge and goodwill write-off during that period. Because the Corporation reported a net loss for the nine months ended September 27, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive--that is, decrease the per-share loss. For comparative purposes, however, the Corporation believes that the dilutive effect of stock options should be considered when evaluating the Corporation's performance excluding the restructuring charge and goodwill write-off. If the dilutive effect of stock options were considered, net earnings, excluding the goodwill write-off and the after-tax restructuring charge and gain on sale of businesses, would have been $147.9 million or $1.55 per share on this diluted basis for the nine-month period ended September 27, 1998, compared to net earnings of $130.2 million or $1.35 per share on a diluted basis for the nine-month period ended September 28, 1997.

Interest Rate Sensitivity
As a result of the significant changes during the nine months ended September 27, 1998, previously described, in the Corporation's interest rate hedge portfolio, the following table provides information as of September 27, 1998, about that portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial
Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Notional Principal Amounts and Interest Rate Detail by Contractual Maturity Dates

                                                        Year Ending Dec. 31,                                        Fair Value
                               3 Mos. Ending  --------------------------------------------                           (Assets)/
(U.S. Dollars in Millions)     Dec. 31, 1998    1999       2000          2001        2002   Thereafter      Total  Liabilities
------------------------------------------------------------------------------------------------------------------------------
Interest Rate Derivatives
Interest Rate Swaps
Fixed to variable rates (all
   U.S. dollar denominated)            $  --  $   --      $50.0        $   --      $   --     $ 375.0    $  425.0     $ (15.1)
   Average pay rate (a)
   Average receive rate                                    5.54%                                 6.02%       5.96%
Fixed U.S. rates to fixed
   foreign rates (b)
      To Japanese yen                  $  --  $100.0      $  --        $   --      $   --     $    --    $  100.0     $ (21.1)
        Average pay rate (in
          Japanese yen) (c)                     1.99%                                                        1.99%
        Average receive rate                    6.66%                                                        6.66%
      To deutsche marks                $  --  $100.0      $  --        $   --      $   --     $    --    $  100.0     $  (9.4)
        Average pay rate  (in
          deutsche marks) (d)                   4.73%                                                        4.73%
        Average receive rate                    6.64%                                                        6.64%
      To Dutch guilders                $  --  $ 50.0      $  --        $   --      $   --     $    --    $   50.0     $  (5.3)
        Average pay rate (in
          Dutch guilders) (e)                   4.58%                                                        4.58%
        Average receive rate                    6.77%                                                        6.77%
------------------------------------------------------------------------------------------------------------------------------

(a)  The average pay rate is based upon 6-month forward LIBOR.
(b) The indicated fair values of interest rate swaps that swap from fixed U.S. rates to fixed foreign rates include the fair values of the exchange of the notional principal amounts at the end of the swap terms as well as the exchange of interest streams over the life of the swaps. The fair values of the currency exchange are also included in the disclosures of foreign currency exchange rate sensitivity included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.
(c) The average pay rate (in Japanese yen) is based upon a notional principal amount of 10.9 billion Japanese yen.
(d) The average pay rate (in deutsche marks) is based upon a notional principal amount of 153.3 million deutsche marks.
(e) The average pay rate (in Dutch guilders) is based upon a notional principal amount of 85.9 million Dutch guilders.


Impact of Year 2000
The year 2000 issue stems from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software or electronic equipment with embedded time-sensitive technology may recognize a two-digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system or equipment failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.
     In order to improve operating performance over the last several years, the Corporation has undertaken or commenced a number of significant systems initiatives. Although many of these initiatives were unrelated to concerns over the year 2000 issue, an ancillary benefit of the systems initiatives is that the resulting systems are year 2000 compliant. Based upon a recent assessment, the Corporation has determined that the incremental cost of ensuring that its remaining computer systems are year 2000 compliant is not expected to have a material adverse effect on the Corporation.

     The Corporation is taking action to ensure that it is adequately prepared for the year 2000. These actions, being separately undertaken by each of the Corporation's businesses and monitored by the Corporation on a central basis, are categorized into the following phases: (i) awareness, during which the businesses conduct year 2000 awareness meetings and establish year 2000 project offices; (ii) assessment, during which the businesses complete inventories of year 2000 issues, determine remediation strategies, and assign priorities to various remediation efforts based, in part, on the significance of the individual system or location to the businesses' overall operations; (iii) remediation, during which the businesses take the necessary actions to renovate, upgrade, replace, or retire systems that are not year 2000 compliant; (iv) testing, during which remediation actions are evaluated for effectiveness; and
(v) implementation of the remediation actions to the production environment. These phases are being evaluated separately for each of the businesses' significant year 2000 exposures, which consist of: (i) software and hardware;
(ii) manufacturing  equipment;  (iii) facilities equipment;  (iv) key customers;
(v) key suppliers; and (vi) products. In general, the awareness and remediation phases have been completed or substantially completed for each of the businesses'  significant  year 2000  exposures  with  respect  to  software  and hardware, manufacturing equipment, and facilities equipment. Surveys of key customers and suppliers for year 2000 compliance generally have been completed or are underway. Evaluation of the Corporation's products has been completed without identification of any significant year 2000 impact. The businesses have established key milestones for completion of the remediation, testing, and implementation phases. In general, these milestones call for completion of the testing and implementation phases for all critical systems by no later than mid-1999 so that any slippage in the milestones for these critical systems can be corrected in the third quarter of 1999. For non-critical systems, these milestones generally call for completion of the remediation phase by no later than mid-1999 and completion of the testing and implementation phases by no later than the third quarter of 1999 so that any slippage in milestones can be corrected in the fourth quarter of 1999.
     Management believes that the Corporation has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Corporation has not yet completed all necessary phases of its year 2000 program. In the event that the Corporation does not complete any additional phases, the Corporation would be unable to take customer orders, manufacture or ship products, invoice customers, or collect payments. Further, while the Corporation has undertaken surveys of key customers and suppliers to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues, there is no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted and would not have an adverse effect on the Corporation's systems. In addition, disruptions to the economy generally resulting from year 2000 issues could also materially adversely affect the Corporation. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.
     The Corporation has contingency plans for certain critical applications and will develop such plans for other critical applications in the event that remediation milestones are not achieved. Such contingency plans involve consideration of a number of possible actions, including, to the extent necessary, manual workarounds, increasing inventories, and adjusting staffing strategies.

FINANCIAL CONDITION
Operating activities generated cash of $61.5 million for the nine months ended September 27, 1998, compared to $36.0 million of cash used before the sale of receivables for the corresponding period in 1997. This increased cash generation was principally the result of improved working capital management in the nine months ended September 27, 1998, as compared to the corresponding period in 1997.
     Investing activities for the nine months ended September 27, 1998, generated cash of $416.1 million due principally to the receipt of $481.8 million of proceeds, net of selling expenses paid, from the sale of the household products business in North America, Central America, the Caribbean and South America (excluding Brazil) and of the glass container-forming and inspection equipment business. Excluding those proceeds, investing activities for the nine months ended September 27, 1998, used cash of $65.7 million compared to $106.6 million in cash used in the corresponding period in 1997. This lower cash usage in 1998 primarily resulted from a reduced level of capital expenditures in the first nine months of 1998 compared to the corresponding period in 1997.
     Financing activities used cash of $576.7 million for the nine months ended September 27, 1998, compared to cash generated of $328.2 million in the first nine months of 1997. The increase in cash used in financing activities during the first nine months of 1998 over the corresponding period in 1997 was principally the result of cash expended for the stock repurchase program and for the redemption of preferred stock of a subsidiary, coupled with lower borrowing levels in 1998 due, in part, to increased cash from operating activities and the receipt of proceeds from the sale of the household products business in North America, Central America, the Caribbean, and South America (excluding Brazil) and of the glass container-forming and inspection equipment business
     During the nine months ended September 27, 1998, a wholly owned subsidiary of the Corporation issued $300.0 million of fixed rate, senior unsecured notes that were guaranteed by the Corporation, of which $150.0 million is due in 2007 and the balance is due in 2028. Proceeds of that debt issuance were used to repay borrowings outstanding under the Corporation's revolving credit facility. In addition, during that period, the Corporation retired $182.2 million of long-term indebtedness in advance of their scheduled maturities. As a result of changes in the Corporation's debt portfolio, average debt maturity was 5.9 years at September 27, 1998, compared to 3.9 years at December 31, 1997. These changes in the Corporation's debt portfolio, coupled with changes in the Corporation's interest rate hedge portfolio described above, had the effect of decreasing the Corporation's variable rate debt to total debt ratio from 63% at December 31, 1997, to 57% at September 27, 1998.

     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses (net of selling expenses and related taxes paid), issuances of equity, and sales of receivables and to the effects of cash paid for stock repurchases and for the redemption of stock of subsidiaries. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the nine months ended September 27, 1998, the Corporation experienced negative free cash flow of $49.9 million compared to negative free cash flow of $166.0 million for the corresponding period in 1997. This $116.1 million improvement in free cash flow during the first nine months of 1998 over the 1997 level was primarily the result of improved working capital management.


FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1997 and 1998 and scheduled for introduction in 1998; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulty in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, and updated herein; and the continuation of modest economic growth in the United States and Europe and gradual improvement in the economic environment in Asia.
    In addition to the foregoing, the Corporation's ability to realize the anticipated benefits during 1998 and in the future of the restructuring actions undertaken in 1998 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date. The ability to achieve certain sales and profitability targets and cash flow projections also is dependent upon the Corporation's ability to identify appropriate selected acquisitions that are complementary to the repositioned business units at acquisition prices that are consistent with these objectives.
     The incremental costs of the year 2000 program and the time by which the Corporation believes that it will complete the year 2000 remediation, testing and implementation phases, as well as new systems initiatives that are year 2000 compliant, are based upon management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct are relevant computer codes, and similar uncertainties.


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

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1       LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
    The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
    As of September 27, 1998, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.

    Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS
As indicated in Note 2 of Notes to Consolidated Financial Statements under the heading "Repurchase of Common Stock," in connection with the Corporation's stock repurchase program the Corporation sold put options on 800,000 shares of its Common Stock during the nine months ended September 27, 1998. Included in that amount were 400,000 put options sold during the quarter ended September 27, 1998. The put options were sold in a series of transactions with an investment banking firm subject to customary transfer restrictions in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. The Corporation received aggregate premiums of $.7 million in connection with the put options sold during the third quarter of 1998. Each of the put options is exercisable on a single fixed date specified in the option contract. The average strike price of the put options sold during the quarter ended September 27, 1998, was $55.91.


ITEM 5       OTHER INFORMATION

                         THE BLACK & DECKER CORPORATION
                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

      The  following  unaudited  pro  forma  consolidated  balance  sheet  as of
September 27, 1998, and unaudited pro forma consolidated statement of earnings for the nine months ended September 27, 1998, have been prepared by the Corporation to give effect to the sale of the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil) and the glass container-forming and inspection equipment business, Emhart Glass, and the recapitalization of the recreational products business, True Temper Sports (collectively, the "Divested Businesses"). For additional information with respect to the Divested Businesses, see Note 2 of Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Strategic Repositioning".

      The unaudited pro forma consolidated statement of earnings for the nine months ended September 27, 1998, was prepared using the Corporation's unaudited statement of earnings for the nine months ended September 27, 1998, and assumes that the sales of the Divested Businesses took place on January 1, 1998. The unaudited pro forma consolidated balance sheet as of September 27, 1998, was prepared from the unaudited consolidated balance sheet of the Corporation as of September 27, 1998, and assumes that the sales of the Divested Businesses took place as of September 27, 1998.

      These pro forma financial statements have been prepared for comparative purposes only and do not purport to be indicative of the results of operations or the financial condition which would actually have resulted had the sales of the Divested Businesses been made on the dates or for the periods indicated or which may result in the future. Further, these pro forma financial statements have been prepared using information available as of the date of this filing. As a result, certain amounts included herein are preliminary in nature and, therefore, will be subject to adjustment in the future.

      The actual financial statements of the Corporation will reflect the sales of the Divested Businesses only from the respective actual sales dates forward.

                                      -34-

            Pro Forma Consolidated Statement of Earnings (Unaudited)
                 The Black & Decker Corporation and Subsidiaries
                      Nine Months Ended September 27, 1998
                  (Dollars in Millions Except Per Share Amounts


                                                                                   Less:
                                                                                Divested       Pro Forma               Pro Forma
                                                          As Reported         Businesses     Adjustments             As Adjusted
                                                      ----------------   ----------------    ------------        ----------------
Sales                                                       $ 3,285.7           $  331.2                               $ 2,954.5
   Cost of goods sold                                         2,139.2              235.4                                 1,903.8
   Selling, general and administrative
     expenses                                                   835.5               75.7                                   759.8
   Write-off of goodwill                                        900.0               40.0                                   860.0
   Restructuring and exit costs                                 154.2               17.1                                   137.1
   Gain (loss) on sale of businesses                             63.4               76.1                                   (12.7)
                                                      ----------------   ----------------                        ----------------
Operating Income (Loss)                                        (679.8)              39.1                                  (718.9)
   Interest expense (net of interest income)                     87.3                0.1          $(20.6)(a)                66.6
   Other expense                                                  6.2                1.0                                     5.2
                                                      ----------------   ----------------    ------------        ----------------
Earnings (Loss) Before Income Taxes                            (773.3)              38.0            20.6                  (790.7)
   Income taxes                                                  73.1               54.6             7.2 (b)                25.7
                                                      ----------------   ----------------    ------------        ----------------
Net Earnings (Loss)                                         $  (846.4)          $  (16.6)         $ 13.4               $  (816.4)
                                                      ================   ================    ============        ================



Net Earnings (Loss) Per Common
    Share--Basic                                            $   (9.06)                                                 $   (8.74)
                                                      ================                                           ================

Shares Used in Computing Basic
    Earnings Per Share (in Millions)                             93.4                                                       93.4
                                                      ================                                           ================

Net Earnings (Loss) Per Common
    Share--Assuming Dilution                                $   (9.06)                                                 $   (8.74)(c)
                                                      ================                                           ================

Shares Used in Computing Diluted
    Earnings Per Share (in Millions)                             93.4                                                       93.4
                                                      ================                                           ================




See notes to unaudited pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Statement of Earnings

Less:  Divested Businesses

To eliminate the results of Divested Businesses--True Temper Sports, Emhart Glass, and the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil). The results of the Divested Businesses eliminated do not reflect charges for certain Corporate overhead expenses historically allocated by the Corporation to these businesses. For the nine months ended September 27, 1998, such charges were approximately $5.5 million. While the Corporation is taking action to realign its Corporate overhead structure in light of the sale of the Divested Businesses, such actions are prospective in nature and projected savings resulting from these actions are not reflected in the pro forma consolidated results.

The results of the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil) included in the results of the Divested Businesses eliminated from the Corporation's historical results to arrive at the pro forma consolidated results are based upon certain assumptions and allocations. The household products businesses sold were jointly operated with the cleaning and lighting products businesses retained by the Corporation. Further, the Corporation's divested household products businesses in Australia, Central America, the Caribbean, and Latin America (excluding Brazil) were operated jointly with the Corporation's power tools and accessories businesses. Accordingly, the results of the household products businesses, included in the results of the Divested Businesses, were determined using certain assumptions and allocations that the Corporation believes are reasonable under the circumstances.



Pro Forma Adjustments

For purposes of the pro forma statement of earnings, it was assumed that the net cash proceeds from the Divestitures of $525 million were used to reduce indebtedness.

For pro forma purposes, no interest income was assumed recognized on the note received by the Corporation in connection with the recapitalization of True Temper Sports. Such note, however, is interest bearing, with interest being added to the accreted amount of the note and not paid in cash.

(a) To reflect a pro forma reduction in net interest expense of $20.6 million based upon the Corporation's weighted average borrowing rate for the nine-month period ended September 27, 1998, of 6.39%. The pro forma adjustment is net of estimated actual interest earned on proceeds received during the nine-month period ended September 27, 1998. The effect of a 1/8% change in the Corporation's weighted average borrowing rate would impact pro forma net interest expense by $.5 million for the nine months ended September 27, 1998.


(b)  To reflect income taxes on entry (a) at the federal statutory rate.

(c) Excluding the after-tax effect of the restructuring charge, the goodwill write-off, and the impairment loss on sale of businesses, pro forma net earnings for the nine months ended September 27, 1998, would have been $149.1 million. Because the Corporation had a net loss on a pro forma basis for the nine months ended September 27, 1998, the calculation of pro forma earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive--that is, decrease the per-share pro forma loss. For comparative purposes, the Corporation believes that the dilutive effect of stock options should be considered when evaluating the Corporation's pro forma performance, if the effects of the restructuring charge, goodwill write-off and impairment loss on sale of businesses were excluded. If the dilutive effect of stock options were considered, pro forma net earnings, excluding the after-tax effect of the restructuring charge, the goodwill write-off, and the impairment loss on sale of businesses, would have been $1.57 per share on this diluted basis.

                Pro Forma Consolidated Balance Sheet (Unaudited)
                 The Black & Decker Corporation and Subsidiaries
                               September 27, 1998
                              (Millions of Dollars)


                                                                              Less:
                                                                           Divested           Pro Forma           Pro Forma
                                                    As Reported          Businesses         Adjustments         As Adjusted
                                                ----------------    ----------------    ----------------    ----------------
Assets
Cash and cash equivalents                              $   143.3                                                   $   143.3
Trade receivables                                          815.8             $  11.5                                   804.3
Inventories                                                749.3                 9.4                                   739.9
Other current assets                                       180.0                 0.2                                   179.8
                                                ----------------    ----------------                        ----------------
   Total Current Assets                                  1,888.4                21.1                                 1,867.3
                                                ----------------    ----------------                        ----------------

Property, Plant, and Equipment                             740.9                23.5                                   717.4
Goodwill                                                   839.4                77.4                                   762.0
Other Assets                                               489.4                 0.2             $  29.0               518.2
                                                ----------------    ----------------    ----------------    ----------------
                                                       $ 3,958.1             $ 122.2             $  29.0           $ 3,864.9
                                                ================    ================    ================    ================

Liabilities and Stockholders' Equity
Short-term borrowings                                  $    61.0                                 $ (61.0)          $      -
Current maturities of long-term debt                        60.4                                   (35.8)               24.6
Trade accounts payable                                     366.7             $   5.5                                   361.2
Other accrued liabilities                                  776.7                 2.8               (16.2)              757.7
                                                ----------------    ----------------    ----------------    ----------------
   Total Current Liabilities                             1,264.8                 8.3              (113.0)            1,143.5
                                                ----------------    ----------------    ----------------    ----------------

Long-Term Debt                                           1,671.3                                                     1,671.3
Deferred Income Taxes                                       55.0                                                        55.0
Postretirement Benefits                                    265.5                                                       265.5
Other Long-Term Liabilities                                183.8                 0.2                                   183.6
Stockholders' Equity
Common stock                                                43.9                                                        43.9
Other stockholders' equity                                 473.8               113.7               142.0               502.1
                                                ----------------    ----------------    ----------------    ----------------
   Total Stockholders' Equity                              517.7               113.7               142.0               546.0
                                                ----------------    ----------------    ----------------    ----------------
                                                       $ 3,958.1             $ 122.2             $  29.0           $ 3,864.9
                                                ================    ================    ================    ================




See notes to unaudited pro forma consolidated financial statements.

Notes to Unaudited Pro Forma Consolidated Balance Sheet

The Corporation's historical consolidated balance sheet as of September 27, 1998, reflects the sale of Emhart Glass and the household products business (excluding certain assets associated with cleaning and lighting products) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil), the receipt of $493.7 million in cash proceeds through that date, and a reduction of indebtedness with those cash proceeds after deducting selling expenses and taxes.

Less:  Divested Businesses

To eliminate the assets sold and liabilities assumed of the recreational products business, True Temper Sports, included in the Corporation's historical consolidated balance sheet at September 27, 1998.


Pro Forma Adjustments

For purposes of the unaudited pro forma consolidated balance sheet, it was assumed that: (i) the gross proceeds from the sales of the Divested Businesses were reduced by taxes and other selling expenses and the payment of certain liabilities retained by the Corporation; and (ii) that these net proceeds were used to reduce indebtedness at September 27, 1998.

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

     2(a)(i) Amendment No. 1 to Transaction Agreement dated as of June 26, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

     2(a)(ii) Letter Agreement dated as of July 29, 1998, between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.

     2(a)(iii)   Amendment  No.  3  dated  as of  September  23,  1998,  to  the
                 Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings,
                 Inc., included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.

     2(a)(iv) Amendment No. 4, dated as of October 15, 1998, to the Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc.

     2(b)(i) Reorganization, Recapitalization and Stock Purchase Agreement dated as of June 29, 1998, by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

     2(b)(ii) Amendment No. 1 to Reorganization, Recapitalization and Stock Purchase Agreement dated as of August 1, 1998, by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

     2(b)(iii)   Amendment  No.  2  dated  as of  September  30,  1998,  to  the
                 Reorganization, Recapitalization and Stock Purchase Agreement dated as of June 29, 1998, by and between The Black & Decker
                 Corporation,  True Temper Corporation,  and True Temper Sports,
                 LLC, included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.

     2(c)(i) Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding A.G., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

Exhibit No.      Description

     2(c)(ii) Amendment No. 1 dated as of September 21, 1998, to the Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding A.G., included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.

    11           Computation of Earnings Per Share.

    12           Computation of Ratios.

    27           Financial Data Schedule.

    99(a) Securities Purchase Agreement dated as of September 30, 1998, among True Temper Corporation and Emhart Inc., included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.

    99(b)        Warrant Agreement among True Temper Corporation and Emhart Inc.
                 dated as of September 30, 1998, included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.

    99(c) Debt Registration Rights Agreement among True Temper Corporation and Emhart Inc. dated as of September 30, 1998, included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.

    99(d) Equity Registration Rights Agreement among True Temper Corporation and Emhart Inc. dated as of September 30, 1998, included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.
                 ---------------------

On July 16, 1998, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the quarter ended June 28, 1998. On September 23, 1998, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had closed on the sale of its glass container-making and inspection equipment business, Emhart Glass, to Bucher Holdings A.G. of Switzerland. The Corporation did not file any other reports on Form 8-K during the three-month period ended September 27, 1998.

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




Date:   November 11, 1998