Form 10-K405
period 1998-12-31
BLACK & DECKER CORP
filed 1999-03-16
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
    December 31, 1998                                    1-1553
---------------------------                     --------------------------
                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                         52-0248090
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

          Towson, Maryland                                 21286
---------------------------------------                  ---------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     410-716-3900
                                                      ----------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
-------------------------------------- -----------------------------------------
Common Stock, par value $.50 per share           New York Stock Exchange
                                                 Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       None
                                                            ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 1999, was $4,640,584,494.

The number of shares of Common Stock outstanding as of January 29, 1999, was 87,558,198.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.    BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS
       The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a global marketer and manufacturer of quality products used in and around the home and for commercial applications. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
           The Corporation is one of the world's leading producers of power tools, power tool accessories, and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The Corporation is a major global supplier of engineered fastening and assembly systems. The Corporation is one of the leading producers of faucets in North America. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.
           As more fully described below under the caption "Recent Developments", in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report under the caption "Strategic Repositioning", and in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, during 1998, the Corporation divested its household products business, excluding the cleaning and lighting products component, in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia, as well as its recreational products business, and glass container-forming and inspection equipment business for aggregate cash proceeds, net of selling expenses paid during 1998, of $653.6 million.
           During 1995, the Corporation sold PRC Realty Systems, Inc. (RSI), and PRC Environmental Management, Inc. (EMI), for aggregate proceeds of approximately $100 million. In February 1996, the Corporation sold PRC Inc. to Litton Industries, Inc., for approximately $425 million. Together, PRC Inc., RSI and EMI composed the Corporation's former information technology and services (PRC) segment. For additional information about the discontinued PRC segment, see the discussion below under the caption "Discontinued Operations" and Note 13 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
           In April 1996, the Corporation replaced its former unsecured revolving credit facility, which was scheduled to expire in 1997, with a new unsecured revolving credit facility (the Credit Facility), which will expire in 2001. Under the Credit Facility, which consists of two individual facilities, the Corporation may borrow up to $1.0 billion. For additional information about the Credit Facility, see Note 9 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
           Under terms established upon the original sale of its Series B Cumulative Convertible Preferred Stock (Series B), the Corporation had the option, after September 1996, to require the conversion of the Series B stock into shares of Common Stock under certain circumstances. On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of Common Stock in exchange for all previously outstanding shares of Series B stock. For additional information, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
           During 1996, the Corporation commenced a restructuring of certain of its operations and recorded a restructuring charge of $91.3 million ($74.8 million after tax). The major component of that restructuring charge related to the Corporation's elimination of approximately 1,500 positions. As a result, an accrual of $74.6 million for severance, principally associated with the European businesses in the Power Tools and Accessories segment, was included in the 1996 restructuring charge. For additional information about the 1996 restructuring charge, see Note 12 of Notes to Consolidated Financial Statements included in Item 8 of
       Part II of this report and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report. As more fully described below under the caption "Recent Developments" and in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in January 1998, the Corporation commenced an additional restructuring program.
           In June 1998, a wholly owned subsidiary of the Corporation issued senior unsecured notes that were guaranteed by the Corporation in the amount of $300.0 million. Of that amount, $150.0 million bear interest at a fixed rate of 6.55% and are due in 2007, and $150.0 million bear interest at a fixed rate of 7.05% and are due in 2028. Proceeds from the issuance of the senior unsecured notes were used to repay indebtedness outstanding under the Corporation's Credit Facility.

(b)    RECENT DEVELOPMENTS
       As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report under the caption "Strategic Repositioning" and in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of
       Part II of this report, in January 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
           The first element of the strategic repositioning is to focus the Corporation on its core operations. The Corporation substantially completed this aspect of the strategic repositioning plan in 1998 through the divestiture of its non-strategic businesses: True Temper Sports, its recreational products business; Emhart Glass, its glass container-forming and inspection equipment business; and the household products business (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Latin America (excluding Brazil), and Australia. The Corporation is continuing to evaluate various alternatives for its household products business in Brazil.
           In connection with the divestitures of these businesses, the Corporation received aggregate cash proceeds, net of selling expenses and taxes paid, of approximately $625 million and recognized a pre-tax gain on sale of businesses of $114.5 million ($16.5 million after tax). That pre-tax gain is net of an impairment loss of approximately $15 million recognized in connection with the anticipated exit from the household products business in Brazil.
           The proceeds received during 1998 were used to fund the second element of the strategic repositioning plan--the repurchase of up to 10% of the Corporation's outstanding common stock over a two-year period. During the year ended December 31, 1998, the Corporation repurchased 9,025,400 shares of common stock at an aggregate cost of $464.3 million. The aggregate cost of $464.3 million is net of $1.4 million in premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock. Prior to receipt of proceeds from the sales of divested businesses, the Corporation utilized its existing borrowing facilities to fund a portion of the stock repurchase program.
           The third element of the strategic repositioning plan involves a major restructuring program intended to reduce the Corporation's fixed costs and simplify the supply chain and new product introduction processes. This restructuring program resulted in a pre-tax charge of $164.7 million during the year ended December 31, 1998 ($117.3 million after tax). Additional actions are possible as the program progresses in 1999. Restructuring and exit costs recognized by the Corporation during 1998 were principally associated with severance benefits and voluntary retirement program costs, as well as the write-down to net realizable value of certain land, buildings, and equipment.
           As a consequence of the strategic repositioning plan, the Corporation elected to change the basis upon which it evaluates goodwill for impairment effective January 1, 1998. The change, from the undiscounted cash flow basis to the discounted cash flow basis, resulted in the write-off of $900 million of goodwill through a non-cash charge to operations in the first quarter of 1998.
           For additional information about the strategic repositioning plan and the change in accounting with respect to the measurement of goodwill impairment, see Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of
       Part II of this report.

(c)    DISCONTINUED OPERATIONS
       On February 16, 1996, the Corporation announced that it had completed the previously announced sale of PRC Inc., the remaining business in the discontinued PRC segment, for $425.0 million. Earnings from discontinued operations of $70.4 million for the year ended December 31, 1996, consisted primarily of the gain on the sale of PRC Inc., net of applicable income taxes of $55.6 million and related selling expenses. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through February 15, 1996, were not significant.
           The Corporation acquired the former PRC segment through its acquisition of Emhart Corporation in April 1989. Operating results, net assets, and cash flows of the discontinued PRC segment have been reported separately from the continuing operations of the Corporation in the Consolidated Financial Statements included in Item 8 of Part II of this report.
           Net earnings of the discontinued PRC segment were $70.4 million ($.73 per share on a diluted basis) in 1996. The results of the discontinued PRC segment do not reflect any expense for interest allocated by or management fees charged by the Corporation.

(d)    FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
       As more fully described above under the caption "Recent Developments", in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report under the caption "Strategic Repositioning", and in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, during 1998, the Corporation divested the household products business, excluding the cleaning and lighting products component, in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia; the recreational products business, True Temper Sports; and the glass container-forming and inspection equipment business, Emhart Glass. The following discussion pertains to the reportable business segments of the Corporation at December 31, 1998, which excludes the divested businesses mentioned above and also excludes any matters with respect to the discontinued PRC segment.
           The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and professional power tools and accessories, product service, cleaning and lighting products, and outdoor products (composed of electric lawn and garden tools); Building Products, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 19 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of
       Part II of this report.

(e)    NARRATIVE DESCRIPTION OF THE BUSINESS
       As more fully described above under the caption "Recent Developments", in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report under the caption "Strategic Repositioning", and in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, during 1998, the Corporation divested the household products business, excluding the cleaning and lighting products component, in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia; the recreational products business, True Temper Sports; and the glass container-forming and inspection equipment business, Emhart Glass.
           The following is a brief description of each of the Corporation's reportable business segments.

       POWER TOOLS AND ACCESSORIES
       The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and professional power tools and accessories, outdoor products (composed of electric lawn and garden tools), cleaning and lighting products, and product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of plumbing products to customers outside North America and for sales of the retained household products business, which is principally in Europe and Brazil. Power tools include both corded and cordless electric portable power tools, such as drills, screwdrivers, saws, sanders, and grinders; car care products; WORKMATE(R) workcenters and related products; and bench and stationary tools. Accessories include accessories and attachments for power tools. Outdoor products include a variety of both corded and cordless electric lawn and garden products, such as hedge and yard (string) trimmers, lawn mowers, edgers, blower/vacuums, and related lawn and garden accessories. Cleaning and lighting products include cordless upright and hand-held vacuums, flexible flashlights, and wet scrubbers.
           Power tools, electric lawn and garden tools, cleaning and lighting products, and related accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks and trade names, including, without limitation, DEWALT; BLACK & DECKER INDUSTRY & CONSTRUCTION; ELU; VERSAPAK; WOOD HAWK; WIZARD; SANDSTORM; WORKMATE; WORKBOX; FIRESTORM; QUANTUM PRO; PROLINE; MACHO; TIMBERWOLF; CYCLONE; SAWCAT; TRIMCAT; MOUSE; SCRUGUN; SCRU-DRILL; HOLGUN; CUT SAW; SPITFIRE; WILDCAT; SHORTY; SAWFORCE; POWERDRIVER; QUATTRO; ALLIGATOR; POWERFILE; TWISTLOK; VERSA-CLUTCH; AIR STATION; GROOM `N' EDGE; VAC `N' MULCH; MASTERVAC; LEAFBUSTER; AUTOSTOP; STRIMMER; STRIPEMASTER; BLACK & DECKER HOVERMASTER; BLACK & DECKER POWER COMBI; REFLEX; HEDGE HOG; HEDGE HOG XB; GRASS HOG; LOG HOG; DUSTBUSTER; SCUMBUSTER; FLOORBUSTER; SPILLBUSTER; SNAKELIGHT; SPOTLITER; SAFELITER; SERIES 20; SERIES 40; SERIES 60; B&D; PIRANHA; ROCK CARBIDE; BULLET; PILOT-POINT; SCORPION ANTI-SLIP; MAGNETIC DRILL AND DRIVE SYSTEM; RAPID LOAD; and MASTER SERIES.
           The Corporation's product service program supports its power tools, electric lawn and garden products, and cleaning and lighting products. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 1998, there were approximately 140 such service centers, of which roughly two-thirds were located in the United States. The remainder were located around the world, primarily in Canada and Europe. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates a reconditioning center in which power tools and cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
           Most of the Corporation's consumer power tools, electric lawn and garden products, and cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation's professional power tools sold in the United States carry a one-year warranty, with similar provisions. Products sold outside the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.
           The Corporation's product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some reconditioned power tools and cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users.

           The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are plastics, aluminum, copper, steel, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in wire, sheet, bar, and strip stock form.
           The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 1998, the amount of product under commodity hedges was not material to the Corporation.
           As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. In addition, the Corporation carries on manufacturing operations in that country. China has been granted Most Favored Nation (MFN) status through July 3, 1999, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply and production arrangements in case the MFN status is not extended. Alternative sources of supply are available, or can be developed, for many of these products, and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's MFN status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Power Tool and Accessories segment over the long term. However, the Corporation believes that, in the event that China's MFN status is not extended or significant trade restrictions or tariffs are imposed, the impact would likely have a significant negative effect on the operating results of the Power Tool and Accessories segment, and therefore the Corporation, over the short term.
           Principal manufacturing and assembly facilities of the power tools, electric lawn and garden products, cleaning and lighting products, and accessories businesses in the United States are located in Fayetteville, North Carolina, and Easton and Hampstead, Maryland. Principal distribution facilities in the United States, other than those located at the manufacturing facilities listed above, are located in Fort Mill, South Carolina, and Rancho Cucamonga, California.
           Principal manufacturing and assembly facilities outside the United States of the power tools, electric lawn and garden products, cleaning and lighting products, and accessories businesses are located in Buchlberg, Germany; Perugia, Italy; Spennymoor and Rotherham, England; Mexicali, Mexico; Uberaba, Brazil; and Suzhou, China. The principal distribution facility outside the United States, other than those located at the manufacturing facilities listed above, is located in Idstein, Germany.

           In connection with the strategic repositioning plan announced in January 1998, the Corporation closed its manufacturing facilities in Brockville, Canada; Kuantan, Malaysia; Jurong Town, Singapore; and Molteno, Italy, during 1998. Power tool production at the plants that were closed was transferred to other manufacturing sites within the Power Tools and Accessories segment.
           For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The Corporation holds various patents and licenses on many of its products and processes in the Power Tools and Accessories segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
           The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
           A significant portion of the Corporation's sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment generally are not seasonal in nature but may be influenced by other general economic trends.
           The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, electric lawn and garden tools, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

       BUILDING PRODUCTS
       The Building Products segment has worldwide responsibility for the manufacture and sale of security hardware products, for the manufacture of plumbing products, and for the sale of plumbing products to customers in North America. Security hardware products consist of residential and commercial door hardware, including locksets, high-security and electronic locks and locking devices; door closers, hinges and exit devices; and master keying systems. Plumbing products consist of a variety of conventional and decorative faucets, shower heads, and bath accessories.
           Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET; KWIKSET PLUS; TITAN; TITAN COMMERCIAL SERIES; AccessOne; LOCKMINDER; NIGHTSIGHT; SOCIETY BRASS COLLECTION; BLACK & DECKER; BLACK & DECKER PLUS; GEO; LANE; ASTRA; DOM; DIAMANT; PENTAGON; NEMEF; and CORBIN CO. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER;

       BLACK & DECKER; THE PFABULOUS PFAUCET WITH THE PFUNNY NAME; THE PFABULOUS PFAUCET. PFOREVER; THE PFOREVER PFAUCET; PFREQUENT PFAUCET; PFOREVER
       PFINISH; PFOREVER SEAL; PFOREVER WARRANTY; PFILTER PFAUCET; GENESIS; CARMEL; TRIBECA; PARISA; GEORGETOWN; SAVANNAH; EUROSTYLE; BODYGUARD; MATCH MAKERS; and QUICK TRIM.
           Most of the Corporation's security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation's plumbing products sold in the United States carry a lifetime warranty with respect to function and a limited lifetime warranty with respect to finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.
           The Corporation's product offerings in the Building Products segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers.
           The principal materials used in the manufacturing of products in the Building Products segment are plastics, aluminum, steel, brass, zamak, and ceramics.
           The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 1998, the amount of product under commodity hedges was not material to the Corporation.
           As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. As previously noted, China has been granted Most Favored Nation
       (MFN) status through July 3, 1999, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply and production arrangements in case the MFN status is not extended. Alternative sources of supply are available, or can be developed, for many of these products, and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's MFN status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Building Products segment.
           Principal manufacturing and assembly facilities of the Building Products segment in the United States are located in Anaheim and Pacoima, California; Denison, Texas; Waynesboro, Georgia; and Bristow, Oklahoma.
           Principal manufacturing and assembly facilities outside the United States of the Building Products segment are located in Bruhl, Germany; Mexicali, Mexico; and Apeldoorn, Netherlands.
           For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The Corporation holds various patents and licenses on many of its products and processes in the Building Products segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
           The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
           A significant portion of the Corporation's sales in the Building Products segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature, but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
           The  Corporation  is  one  of  the  world's   leading   producers  of
       residential security hardware and is one of the leading producers of faucets in North America. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

       FASTENING AND ASSEMBLY SYSTEMS
       The Corporation's Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, and assembly systems, specialty screws, prevailing torque nuts and assemblies, and insert systems. The fastening and assembly systems products are marketed under the trademarks and trade names EMHART FASTENING TEKNOLOGIES; DODGE; GRIPCO; GRIPCO ASSEMBLIES; HELICOIL; NPR; PARKER-KALON; POP; POPLOK; POWERLINK 30; T-RIVET; ULTRA-GRIP; TUCKER; WARREN; DRIL-KWIK; PARABOLT; JACK NUT; KALEI; PLASTIFAST; PLASTI-KWICK; POP-MATIC; POPNUT; POP-SERT; SWAGEFORM; WELDFAST; SWS; SPLITFAST; NUT-FAST; and WELL-NUT.
           The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide.

           Products  are  marketed   directly  to  customers  and  also  through
       distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. Except for sales to automotive manufacturers, which historically schedule plant shutdowns during July and August of each year, there is little seasonal variation.
           The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, the Corporation is not materially dependent upon such patents or license rights with respect to its operations.
           Principal manufacturing facilities for the Fastening and Assembly Systems segment in the United States are located in Danbury and Shelton, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Mt. Clemens, Michigan. Principal facilities outside the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
           The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; plastics; and rubber. These materials are readily available from a number of suppliers.

       BACKLOG
       The following is a summary of total backlog by business segment as of the referenced dates.
       (Millions of Dollars)                                  December 31,
                                                          1998           1997
                                                          ----           ----
       Power Tools and Accessories                       $  56          $  27
       Building Products                                    29             29
       Fastening and Assembly Systems                       66             53
       Divested businesses                                   -            108
                                                         -----          -----
        Total Backlog                                    $ 151          $ 217
                                                         =====          =====

           None of the backlog at December 31, 1998, or at December 31, 1997, included unfunded amounts.

       OTHER INFORMATION
       The Corporation's product development program for the Power Tools and Accessories segment is coordinated from the Corporation's headquarters in Towson, Maryland, in the United States, and outside the United States from Slough, England and are carried on at facilities in Rotherham and Spennymoor, England; Brockville, Canada; Perugia, Italy; and Idstein, Germany.
           Product development activities for the Building Products segment are carried on at facilities in Anaheim and Pacoima, California, and Apeldoorn, Netherlands.
           Product development activities for the Fastening and Assembly Systems segment are currently carried on at various product or business group headquarters or at principal manufacturing locations as previously noted.

           Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
           As of December 31, 1998, the Corporation employed approximately 21,800 persons in its operations worldwide. Approximately 1,000 employees in the United States are covered by collective bargaining agreements. During 1998, several collective bargaining agreements in the United States were negotiated without material disruption to operations. One agreement is scheduled for negotiation during 1999. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. With respect to the Corporation's ongoing operations, operations have not been affected significantly by work stoppages, except as discussed below, and, in the opinion of management, employee relations are good. Several work stoppages were experienced in 1998 at the Corporation's manufacturing facility in Molteno, Italy, related to the closure of that facility.
           The Corporation's operations worldwide are subject to certain foreign, federal, state, and local environmental laws and regulations. Many foreign, federal, state, and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, it has not materially increased capital expenditures and has not had a material adverse effect on the Corporation.
           Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 1998, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 22 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
           To minimize the Corporation's potential liability, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, appropriate liability accruals have been established by the Corporation. As of December 31, 1998, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $32.2 million. With respect to environmental liabilities, unless otherwise noted below, the Corporation does not believe that its liability with respect to any individual site will exceed $10.0 million.
           In 1985, as a consequence of investigations stemming from an underground storage tank leak from a nearby gas station, the Corporation discovered certain groundwater contamination at its facility located in Hampstead, Maryland. Upon discovery of the groundwater contamination, the Corporation, in cooperation with the Department of Environment of the State of Maryland (MDE), embarked on a program to remediate groundwater contamination and to prevent the migration of contaminants, including installation of an air stripping system designed to remove contaminants from groundwater. The Corporation, in cooperation with MDE, conducted extensive investigations as to potential sources of the groundwater contamination. Following submission of the results of its investigations to MDE, the Corporation proposed to expand its groundwater remediation system and also proposed to excavate and remediate soils in the vicinity of the plant that appear to be a source area for certain contamination. The Corporation has received all permits necessary to operate its expanded groundwater treatment facility at the Hampstead facility, and the system is fully operational.
           In 1988, J.C. Rhodes, a former subsidiary of Emhart Industries, Inc., was notified by both the EPA and the State of Massachusetts that it was considered a PRP with regard to the Sullivan's Ledge site in New Bedford, Massachusetts. Emhart and 11 other companies formed a PRP group to respond to the EPA's and Massachusetts' demands, and, in September 1990, executed a Consent Order to perform the remedial action recommended by the EPA in its Record of Decision. The remedial action is now underway.
           A second area of the Sullivan's Ledge site, known as Middle Marsh, was investigated by the EPA and a Record of Decision was issued in September 1991. In September 1992, Emhart, 11 other companies, and the City of New Bedford, Massachusetts, executed a Consent Order to perform the remediation required in the Middle Marsh section of the site. At this time, Emhart's estimated remaining liability for remediation cost at the Sullivan's Ledge site is estimated at $1.5 million.
           The Corporation has been investigating certain environmental matters at its NEMEF security hardware facility in the Netherlands. The NEMEF facility has been a manufacturing operation since 1921. During building construction in 1990, soil and groundwater contamination was discovered on the property. Investigations to understand the full extent of the contamination were undertaken at that time, and those investigations are continuing. The Corporation is continuing to work with consultants and local authorities to develop a comprehensive remediation plan in conjunction with neighboring property owners.
           In the opinion of management, the costs of compliance with respect to the matters set forth above and other remedial costs have been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation. The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.

(f)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
       OPERATIONS
       Reference is made to Note 19 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Information", included in Item 8 of Part II of this report.

(g)    EXECUTIVE OFFICERS AND OTHER SENIOR OFFICERS OF THE
       CORPORATION
       The  current  Executive   Officers  and  Other  Senior  Officers  of  the
       Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

       Nolan D. Archibald - 55
       Chairman, President, and Chief Executive Officer;
           January 1990 - present.

       Joseph Galli - 40
       Executive Vice President of the Corporation and President - Power Tools and Accessories Group,
           December 1996 - present;
       Group Vice President and President - Power Tools and Accessories,
           March 1996 - December 1996;
       Group Vice President and President - Power Tools,
           October 1995 - March 1996;
       Vice President and President - North American Power Tools,
           October 1993 - October 1995.

       Paul A. Gustafson - 56
       Executive Vice President of the Corporation and President - Fastening and Assembly Systems Group,
           December 1996 - present;
       Group Vice President and President - Emhart Fastening Teknologies,
           July 1996 - December 1996;
       President - Emhart Fastening Teknologies,
           April 1990 - July 1996.

       Dennis G. Heiner - 55
       Executive Vice President of the Corporation and President - Security Hardware, Building Products Group,
           January 1992 - present.

       Charles E. Fenton - 50
       Senior Vice President and General Counsel,
           December 1996 - present;
       Vice President and General Counsel,
           May 1989 - December 1996.

       Barbara B. Lucas - 53
       Senior Vice President - Public Affairs and Corporate Secretary,
           December 1996 - present;
       Vice President - Public  Affairs  and  Corporate  Secretary,
           July 1985 - December 1996.

       Thomas M. Schoewe - 46
       Senior Vice President and Chief Financial Officer,
           December 1996 - present;
       Vice President and Chief Financial Officer,
           October 1993 - December 1996.

       Leonard A. Strom - 53
       Senior Vice President - Human Resources,
           December 1996 - present;
       Vice President - Human Resources,
           May 1986 - December 1996.

       Ronald B. Cooper* - 44
       Vice President of the Corporation and President - Plumbing Products, Building Products Group,
           December 1996 - present;
       President - Price Pfister,
           August 1996 - December 1996;
       President - Accessories,
           March 1996 - August 1996;
       President and Chief Executive Officer - Interrealty Company,
           March 1995 - September 1995;
       President, Commercial Systems Group - PRC,
           August 1992 - March 1995.

       Stephen F. Reeves - 39
       Vice President and Controller,
           September 1996 - present;
       Corporate Controller,
           May 1994 - September 1996;
       Senior Manager - Ernst & Young LLP,
           October 1988 - April 1994.
----------------------------

      * Mr. Cooper will be leaving the Corporation by the end of March 1999.

       James J. Roberts - 40
       Vice President of the Corporation and Vice President/General
       Manager - U.S. Accessories, Power Tools and Accessories Group,
           December 1996 - present;
       Vice President and General Manager - U.S. Accessories,
           August 1996 - December 1996;
       Vice President and General Manager - Professional Power Tools, Europe,
           April 1994 - August 1996;
       Vice President Sales and Marketing - U.S. Consumer Power Tools,
           April 1993 - April 1994.

       Mark M. Rothleitner - 40
       Vice President and Treasurer,
           March 1997 - present;
       Treasurer - Dresser Industries, Inc.,
           December 1996 - March 1997;
       Assistant Treasurer, International,
           June 1994 - December 1996;
       Director, International Treasury,
           January 1991 - June 1994.

       Edward J. Scanlon - 44
       Vice President of the Corporation and Vice President/General Manager - The Home Depot Division, Power Tools and Accessories Group,
           December 1997 - present;
       Senior Vice President Sales - North American Power Tools and Accessories,
           August 1995 - December 1997;
       Vice President Sales - Home Depot Division, North American Power Tools,
           February 1994 - August 1995;
       Vice President Sales - Industrial/Construction, U. S. Power Tools,
           January 1992 - February 1994.

       John W. Schiech - 40
       Vice President of the Corporation and Vice President/General Manager - North American Professional Power Tools, Power Tools and Accessories Group,
           December 1997 - present;
       Vice President and General Manager - Professional Power Tools,
           October 1995 - December 1997;
       Vice President Engineering - North American Power Tools,
           July 1994 - October 1995;
       Product Development  Manager - European  Power  Tools,
           July 1991 - July 1994.

       Frederik B. van den Bergh - 53
       Vice President of the Corporation and President - Europe, Power Tools and Accessories Group,
           July 1997 - present;
       Executive Vice President, Coleman Company Inc., and President, Coleman International,
           May 1996 - July 1997;
       Member, Board of Management, Braun A.G. Business Management and Group Sales,
           April 1992 - May 1996.


(h)    FORWARD-LOOKING STATEMENTS
       This Annual Report on Form 10-K includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1998 and scheduled for introduction in 1999; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables for new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or in penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning plan announced by the Corporation in January 1998; and the continuation of modest economic growth in the United States and Europe and gradual improvement in the economic environment in Latin America and Asia.
           In addition to the foregoing, the Corporation's ability to realize the anticipated benefits during 1999 and in the future of the restructuring actions undertaken in 1998 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date. The ability to achieve certain sales and profitability targets and cash flow projections also is dependent upon the Corporation's ability to identify appropriate selected acquisitions that are complementary to the Corporation's existing businesses at acquisition prices that are consistent with these objectives.
           The incremental costs of the year 2000 program and the time by which the Corporation believes it will complete the year 2000 remediation, testing, and implementation phases, as well as new systems initiatives that are year-2000 compliant, are based upon management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


ITEM 2.    PROPERTIES

The Corporation operates 37 manufacturing facilities around the world, including 18 located outside the United States in 9 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(e) of Part I of this report.
     The Corporation owns most of its facilities with the exception of the following major leased facilities:
     In the United States:  Mt. Clemens, Michigan and Towson, Maryland.
     Outside the United States: Rotherham, England and Mexicali, Mexico. Additional property both owned and leased by the Corporation in Towson,
Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant which is located on leased land in Suzhou, China.
     In connection with the strategic repositioning program undertaken by the Corporation in 1998 and described in Item 1 of this report and in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, the Corporation closed its manufacturing facilities in Brockville, Canada; Kuantan, Malaysia; Jurong Town, Singapore; and Molteno, Italy during 1998.
     The Corporation's average utilization rate for its manufacturing facilities for 1998 was in the range of 77% to 87%. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
     Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.


ITEM 3.    LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     As previously noted under Item 1(e) of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
     In connection with the Corporation's sale of its former PRC subsidiary to Litton Industries, Inc. ("Litton") in 1996, the Corporation agreed to indemnify Litton for various liabilities. Litton has made a number of indemnification claims under the agreement relating to the sale of PRC, and the Corporation, Litton and PRC are continuing to discuss those claims. The Corporation has acknowledged its responsibility for certain claims and has denied responsibility for others. In February 1999, Litton and PRC filed an arbitration claim in accordance with the terms of the agreement relating to the sale of PRC with respect to certain of these indemnification claims. In the opinion of management, the resolution of the indemnification claims that have been made by Litton to date will not have a material adverse effect on the Corporation.
     In 1996, Emerson Electric Company ("Emerson") filed suit against the Corporation in the United States District Court for the Southern District of New York (Emerson Electric Co. v. Black & Decker Inc. et al., No. 96 Civ 4334) alleging that the Corporation made false representations in connection with the sale of the Mallory Controls business to Emerson in 1991. Emerson's suit includes claims for negligent misrepresentation and fraud as well as breach of contract, and asserts liability for contribution relating to the settlement by Emerson of a suit arising out of the Mallory Controls business. Emerson seeks damages in the amount of $15 million on the negligent misrepresentation, fraud and breach of contract claims, and damages of not less than $8 million on the contribution claim.
     In October 1997, the United States District Court for the Southern District of New York granted the Corporation's motion to dismiss Emerson's claims for fraud and negligent misrepresentation and denied the Corporation's motion to dismiss Emerson's breach of contract and contribution claims. The Corporation intends to defend vigorously against the allegations made in this matter. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the Corporation.
     In 1996, Liberty Mutual Insurance Company ("Liberty Mutual") filed suit in the Superior Court in Massachusetts against the Corporation and certain of its subsidiaries seeking a declaratory judgment that various insurance policies issued by Liberty Mutual to the Corporation did not cover liability and expenses relating to certain on-site and off-site environmental contamination. The Corporation and subsidiary defendants removed the case to the United States District Court for the Eastern District of Massachusetts (Liberty Mutual Insurance Company v. The Black & Decker Corporation et al., No. 96-10804-DPW), and filed a counterclaim asserting, among other things, bad faith, unlawful business practices and breach of contract on the part of Liberty Mutual. The Corporation and Liberty Mutual have completed most of the discovery in this case and both parties have filed summary judgment motions that are pending before the Court.
     In 1996, the Corporation filed a separate suit in the Circuit Court for Baltimore County, Maryland against Liberty Mutual and certain other primary and excess insurance carriers (Black & Decker (U.S.) Inc. et al. v. Liberty Mutual Insurance Company et al. (03-C-96-003801)) asserting that various insurance policies issued by Liberty Mutual and the other carriers cover indemnity and expenses associated with groundwater and soil contamination claims alleged to have occurred at the Corporation's Hampstead, Maryland facility. In December 1996, Liberty Mutual filed a counterclaim with the Circuit Court incorporating the allegations made in the suit pending in the United States District Court for the Eastern District of Massachusetts and seeking, in effect, to transfer the Massachusetts litigation to Baltimore County. Liberty Mutual's counterclaim against the Corporation was dismissed. The Corporation, Liberty Mutual and the other defendants have settled the Baltimore County litigation and the various claims and counterclaims have been dismissed.
     The Corporation and a customer of the Corporation's former glass container-forming and inspection equipment business are parties to two arbitration proceedings pending in the Court of Arbitration of the International Chamber of Commerce in London. In these proceedings, the customer alleges that the Corporation breached two contracts for the construction and equipping of two separate glass manufacturing plants owned by the customer and currently asserts that it is entitled to damages in excess of $150 million. Although the Corporation has sold its glass container-forming and inspection equipment business, the Corporation has retained responsibility for the defense of these proceedings and any damages awarded to the customer in excess of $1 million (exclusive of legal fees and other costs). The Corporation intends to defend vigorously against the allegations made in these proceedings. In the opinion of management, the ultimate resolution of these proceedings will not have a material adverse affect on the Corporation.
     In the opinion of management, amounts accrued for awards or assessments in connection with the matters specified above and in Item 1(e) of Part I of this report with respect to environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.
     As of December 31, 1998, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with the matters specified above and in Item 1(e) of Part I of this report with respect to environmental matters and other litigation and administrative proceedings that could have a material adverse effect on the Corporation.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.    MARKET FOR THE COMPANY STOCK AND RELATED SECURITY
           HOLDER MATTERS

(a)    MARKET INFORMATION
       The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.
           The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

         -----------------------------------------------------------------------
         Quarter                       1998                         1997
         -------                       ----                         ----
         January to March       $53-5/16   to $37-15/16    $34-7/8    to $30
         April to June          $60-13/16  to $48-3/4      $37-1/2    to $29-5/8
         July to September      $65-1/2    to $41-5/8      $43-7/16   to $36-3/8
         October to December    $58-1/2    to $38-15/16    $41-13/16  to $35-3/4
         -----------------------------------------------------------------------

(b)    HOLDERS OF THE CORPORATION'S CAPITAL STOCK
       As of January 29, 1999, there were 18,284 holders of record of the Corporation's Common Stock.

(c)    DIVIDENDS
       The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends necessarily will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facility does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
           Quarterly dividends per common share for the most recent two years are as follows:

             ----------------------------------------------------------
               Quarter                                     1998  1997
               -------                                     ----  ----
               January to March                            $.12  $.12
               April to June                                .12   .12
               July to September                            .12   .12
               October to December                          .12   .12
                                                          -----  ----
                                                           $.48  $.48
             ----------------------------------------------------------


       Common Stock:     150,000,000  authorized,  $.50  par  value,  87,498,424
                         shares and 94,842,544 shares outstanding as of December
                         31, 1998 and 1997, respectively.

       Preferred Stock:  5,000,000  authorized, without  par  value,  no  shares outstanding as of December 31, 1998 and 1997.

(d)    ANNUAL MEETING OF STOCKHOLDERS
       The 1999 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 27, 1999, at 9:00 a.m. at Black & Decker, 28712 Glebe Road, Easton, Maryland 21601.


ITEM 6.   SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(Millions of Dollars Except Per Share Data)
                                                             1998(a)        1997          1996(b)       1995(c)     1994
-------------------------------------------------------------------------------------------------------------------------
Sales                                                    $4,559.9       $4,940.5      $4,914.4      $4,766.1    $4,365.2
Earnings (loss) from continuing operations                 (754.8)         227.2         159.2         216.5        89.9
Earnings from discontinued operations (d)                      --             --          70.4          38.4        37.5
Extraordinary items                                            --             --            --         (30.9)        --
Net earnings (loss)                                        (754.8)         227.2         229.6         224.0       127.4

Net earnings (loss) per common share -- basic:
    Continuing operations                                   (8.22)          2.40          1.69          2.39         .93
    Discontinued operations                                    --             --           .79           .45         .45
    Extraordinary items                                        --             --            --          (.36)        --
Net earnings (loss) per common share -- basic               (8.22)          2.40          2.48          2.48        1.38

Net earnings (loss) per common share assuming dilution:
    Continuing operations                                   (8.22)          2.35          1.66          2.29         .92
    Discontinued operations                                    --             --           .73           .41         .44
    Extraordinary items                                        --             --            --          (.33)        --
Net earnings (loss) per common share -- assuming dilution   (8.22)          2.35          2.39          2.37        1.36

Total assets                                              3,852.5        5,360.7       5,153.5       5,545.3     5,264.3
Long-term debt                                            1,148.9        1,623.7       1,415.8       1,704.5     1,723.2
Cash dividends per common share                               .48            .48           .48           .40         .40
-------------------------------------------------------------------------------------------------------------------------

(a) Earnings from continuing operations for 1998 includes a write-off of goodwill of $900.0 million, a restructuring charge of $164.7 million before taxes ($117.3 million after taxes), and a gain on the sale of businesses of $114.5 million before taxes ($16.5 million after taxes).
(b) Earnings from continuing operations for 1996 includes a restructuring charge of $91.3 million before taxes ($74.8 million after taxes) and a $10.6 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance.
(c) Earnings from continuing operations for 1995 include a $65.0 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance. In 1995, the Corporation recognized a $30.9 million extraordinary loss from early extinguishment of debt, net of income tax benefit of $2.6 million.
(d) Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued PRC segment. The earnings of the discontinued PRC segment do not reflect any charge for interest allocated to that segment by the Corporation. For additional information about the discontinued PRC segment, see the discussion under the caption "Discontinued Operations" included in Item 1(c) of Part I of this report and Note 13 of Notes to Consolidated Financial Statements included in
    Item 8 of Part II of this report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation reported a net loss of $754.8 million or $8.22 per share on a diluted basis for the year ended December 31, 1998, compared to net earnings of $227.2 million or $2.35 per share on a diluted basis for the year ended December 31, 1997.
     As more fully described under the caption "Strategic  Repositioning" and in
Note 2 of Notes to Consolidated Financial Statements, the Corporation made substantial progress during 1998 in implementing the three elements of the comprehensive strategic repositioning plan, which was approved by the Board of Directors in January 1998. First, the Corporation completed the divestiture of the recreational products business, the glass container-forming and inspection equipment business, and the household products business (exclusive of the cleaning and lighting business retained by the Corporation) in North America, Latin America (excluding Brazil), and Australia during 1998. As a result of these divestitures, the Corporation received cash proceeds, net of selling expenses and taxes paid, of approximately $625 million and recognized a pre-tax gain on sale of businesses of $114.5 million ($16.5 million net of tax). These proceeds were applied against the second element of the strategic repositioning plan - the repurchase of up to 10% of the Corporation's common shares. Finally, the Corporation commenced a restructuring of its operations, recognizing a pre-tax restructuring charge of $164.7 million ($117.3 million after tax) in 1998.
     Also, in January 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment. As a result, $900.0 million of goodwill was written off through a charge to operations during 1998.
     Excluding the effects of the gain on sale of businesses, restructuring charge, and goodwill write-off, net earnings for the year ended December 31, 1998, would have been $246.0 million, or $2.63 per diluted share, compared to net earnings of $227.2 million, or $2.35 per diluted share, for the year ended December 31, 1997.

STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements, on January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
     The first element of the strategic repositioning plan is to focus the Corporation on its core operation - that is, those strategic businesses that the Corporation believes are capable of delivering superior operating and financial performance. The Corporation substantially completed this aspect of the strategic repositioning plan in 1998 through the divestiture of non-strategic businesses: True Temper Sports, its recreational products business; Emhart Glass, its glass container-forming and inspection equipment business; and the household products business (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Latin America (excluding Brazil), and Australia. The Corporation is continuing to evaluate various alternatives for its household products business in Brazil.
     In June 1998, the Corporation closed on the sale of its household products business in North America, Central America, the Caribbean and South America (excluding Brazil) for $315.0 million. During 1998, the Corporation also completed the sale of its household products business in Australia, the proceeds from which were immaterial. In connection with the sale of the household products businesses, the Corporation retained its cleaning and lighting product lines, which include, among other things, the Dustbuster(R) cordless vacuum.
     In September 1998, the Corporation announced that it had closed on the sale of Emhart Glass. In connection with the sale, the Corporation received cash of $178.7 million. The Corporation retained certain liabilities and the purchase price is subject to adjustment based upon changes in net assets.
     Also in September 1998, the Corporation completed the recapitalization of True Temper Sports. The Corporation retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million. In addition, the Corporation received $177.7 million in cash and a senior increasing rate discount note, bearing interest at a variable rate, in an initial accreted amount of $25.0 million in connection with the recapitalization. Because True Temper Corporation is a highly leveraged entity and there is no active market for the note, the Corporation has fully reserved the $25.0 million note as of December 31, 1998.
     The pre-tax gain on the sale of businesses of $114.5 million ($16.5 million net of tax) recognized by the Corporation during 1998, represents the gain on the sale or recapitalization of Emhart Glass, True Temper Sports, and the household products business (excluding certain assets associated with the cleaning and lighting product lines) in North America, Central America, the Caribbean, and South America (excluding Brazil). That gain is net of an impairment loss of approximately $15 million recognized in connection with the anticipated exit from the household products business in Brazil.
     Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America (excluding Brazil), and Australia were not treated as discontinued operations under generally accepted accounting principles, they remained a part of the Corporation's reported results from continuing operations until their sale. Under the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Corporation was required to reflect the long-lived assets of these businesses at the lower of their carrying amounts or their expected fair value less costs to sell, and to cease depreciation of the businesses' fixed assets and amortization of goodwill related to these businesses during the period held for sale. Had depreciation not ceased on the fixed assets of these businesses while they were held for sale, aggregate depreciation in 1998 through the dates of their sale or recapitalization would have approximated $10 million.
     The net proceeds from the sale of these businesses were used to fund the second element of the strategic repositioning plan - the planned repurchase of approximately 10.5 million of the Corporation's outstanding common shares over a two-year period. During the year ended December 31, 1998, the Corporation repurchased 9,025,400 common shares at an aggregate cost of $464.3 million, which is net of $1.4 million in premiums received in connection with the Corporation's sale of put options on shares of its common stock. During the period from January 1, 1999 through February 11, 1999, the Corporation purchased an additional 225,000 common shares at an aggregate cost of $12.5 million.
     The third element of the strategic repositioning plan involves a major restructuring program. That restructuring program is being undertaken to reduce fixed costs and to simplify the supply-chain and new product introduction processes. As part of the restructuring program, the Corporation expects to make significant changes to its European power tools and accessories businesses by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe will be accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business will rationalize its manufacturing plant network, resulting in the closure of a number of manufacturing plants. The restructuring program also will include actions to improve the cost position of other businesses.
     This restructuring program resulted in a pre-tax charge of $164.7 million during the year ended December 31, 1998 ($117.3 million after tax). Additional actions are possible as the program progresses in 1999. Restructuring and exit costs recognized by the Corporation during 1998 were principally associated with severance benefits and voluntary retirement program costs, as well as the write-down to net realizable value of certain land, buildings, and equipment in accordance with SFAS No. 121.
     A summary of the Corporation's restructuring activity during 1998 is as follows:

                                             Reserve As     Utilization of Reserve During 1998    Reserve at
                                            Established                                         December 31,
(Dollars in Millions)                           in 1998               Cash         Non-Cash             1998
-------------------------------------------------------------------------------------------------------------------
Severance benefits and cost of
   voluntary retirement program                  $121.3             $(52.8)          $(28.6)          $ 39.9
Write-down to net realizable value of
   certain land, buildings, and equipment          29.5                 --            (29.5)              --
Other charges                                      13.9               (2.8)             (.2)            10.9
-------------------------------------------------------------------------------------------------------------------
Total                                            $164.7             $(55.6)          $(58.3)          $ 50.8
===================================================================================================================

     In connection with the restructuring program undertaken in 1998, the Corporation recorded severance obligations when the liability became probable under its established severance policies or as provided statutorily or, when no policy or statutory provision existed or applied, based on when the benefits were communicated to affected employees. The timing of the charge was dictated based on the later of: (i) approval by management having the ultimate authority to approve the actions; (ii) contingencies affecting the feasibility of, or returns from the project, were resolved; or (iii) if applicable, notification of affected employees. The severance component of the restructuring reserve established in 1998 is net of adjustments that occurred during the year due to:
(i) actual attrition factors that differed from those initially estimated; (ii) more cost effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and (iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. None of the adjustments to the severance obligations recorded as part of the 1998 restructuring charge was individually material.
     Asset write-downs taken as part of the 1998 restructuring charge principally related to the book value of manufacturing equipment and furniture and fixtures net of estimated salvage, which was negligible. The carrying values of land and building to be abandoned or sold were written down to their fair value, generally based on third party offers, when that fair value was less than net book value. Gains were realized when two facilities, exited as part of the restructuring, that had a fair value exceeding their net book value at the time of the charge, were sold. Those gains were reported as a reduction of the 1998 restructuring charge when realized.
     In the preceding table, the $28.6 million non-cash utilization of the reserve established for severance benefits and costs of voluntary retirement program represents the present value of payments to be made as a result of a voluntary retirement program for employees in the

United States. Those payments will be made from the assets of the Corporation's pension plan trust rather than from working capital of the Corporation.
     In addition to the restructuring charge, it is anticipated that related expenses of approximately $60 million will be charged to operations over a two-year period as the restructuring program progresses. These related expenses, which are incremental to the plans being implemented, do not qualify as restructuring or exit costs under generally accepted accounting principles. During the year ended December 31, 1998, the Corporation recognized $44.4 million of expenses related to the restructuring program. Included in those restructuring-related expenses were $11.5 million of inventory write-downs associated with products in the retained cleaning and lighting business that will be discontinued. Cash spending on the restructuring program during 1999 is expected to range between $40 million to $45 million.
     Benefits from the restructuring charge taken in 1998, estimated at more than $100 million on an annual, pre-tax basis once fully implemented, are not expected to become evident until some time in 1999, as the 1998 benefits were more than offset by related expenses associated with the program. As indicated in Note 2 of Notes to Consolidated Financial Statements, the severance and voluntary retirement accrual included in the $164.7 million restructuring charge taken in 1998 related to the elimination of approximately 5,100 positions. As the Corporation shifts certain production and other activities and replaces certain employees who retired under the United States voluntary retirement program, it is anticipated that an additional 2,200 positions will be created. As a result, the Corporation's estimate of annual, pre-tax savings in excess of $100 million, expected once the restructuring actions taken in 1998 are fully implemented, reflects the savings from a net reduction of approximately 2,900 positions. The Corporation's estimate of savings was based upon a comparison to the pre-restructuring cost base, and actual savings will be mitigated by such factors as continued economic deterioration in foreign markets and decisions to increase costs in such areas as promotion and research and development above levels that were otherwise assumed.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach, as more fully described in
Note 2 of Notes to Consolidated Financial Statements, is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility because decreases in projected discounted cash flows of certain businesses will result in timely recognition of future impairment.
     In connection with this change in accounting with respect to the measurement of goodwill impairment, a non-cash charge of $900.0 million was recognized in January 1998 ($9.80 per share both on a basic and diluted basis for the year ended December 31, 1998). The $900.0 million write-down, which related to goodwill associated with the Corporation's Fastening and Assembly Systems segment and the Building Products segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represents the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to Consolidated Financial Statements. As a result of the goodwill write-off and the cessation of goodwill amortization related to the businesses sold, goodwill amortization declined from $63.3 million for the year ended December 31, 1997 to $25.2 million for the year ended December 31, 1998.

CONTINUING OPERATIONS
SALES
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 1998, 1997, and 1996.

                                                                        For the Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                1998           1997              1996
-------------------------------------------------------------------------------------------------------------------
Total sales                                                      $4,559.9       $4,940.5          $4,914.4
===================================================================================================================
Unit volume -- existing (a)                                             2%             5%                5%
Unit volume -- disposed (b)                                            (8)%           --                --
Price                                                                  (1)%           (1)%              (1)%
Currency                                                               (1)%           (3)%              (1)%
-------------------------------------------------------------------------------------------------------------------
Change in total sales                                                  (8)%            1%                3%
===================================================================================================================

(a)  Represents  change  in  unit  volume  for  businesses  where   year-to-year
     comparability exists.
(b) Represents change in unit volume for businesses included in prior years results but were sold or recapitalized in 1998.

     Total consolidated sales for the year ended December 31, 1998, were $4.56 billion, which represented an 8% decrease from 1997 sales of $4.94 billion. The negative effects of a stronger United States dollar compared to most major foreign currencies caused a 1% decrease in the Corporation's consolidated sales during 1998 from the prior year's level. Pricing actions had a 1% negative effect on sales for 1998 as compared to 1997. Total unit volume declined by 6% during 1998 from the 1997 levels, as increased unit volume in the Corporation's existing businesses was more than offset by unit volume declines as a result of the divestitures during 1998 of the household products business in North America, Latin America (excluding Brazil), and Australia, of the glass container-forming and inspection equipment business, and of the recreational products business.
     Total consolidated sales for the year ended December 31, 1997, were $4.94 billion, which represented a 1% increase over 1996 sales of $4.91 billion. During 1997, unit volume grew 5% over the sales level in 1996. The 1997 growth in unit volume occurred in each of the Corporation's reportable business segments: Power Tools and Accessories, Building Products, and Fastening and Assembly Systems.

EARNINGS
The Corporation experienced a consolidated operating loss of $466.2 million on sales of $4,559.9 million in 1998. Consolidated operating income as a percentage of sales was 9.9% and 7.3% for 1997 and 1996, respectively. Excluding the $900.0 million write-off of goodwill and the $114.5 million gain on sale of businesses in 1998, as well as the $164.7 million and $91.3 million restructuring charges recognized in 1998 and 1996, respectively, operating income as a percentage of sales was 10.6% for 1998 compared to 9.9% and 9.1% for 1997 and 1996, respectively.

     Operating results for the year ended December 31, 1998, included $44.4 million of expenses directly related to the strategic repositioning plan that do not qualify as restructuring or exit costs under generally accepted accounting principles ("restructuring-related expenses"). Included in these amounts is an $11.5 million write-down to net realizable value of cleaning and lighting inventories that are being discontinued in connection with the assumption of those product lines in North America by the Corporation's Power Tools and Accessories segment. Excluding the effects of these restructuring-related expenses, the restructuring charges, the goodwill write-off, and the gain on sale of businesses, operating income as a percentage of sales was 11.6% for 1998 compared to 9.9% and 9.1% for 1997 and 1996, respectively. In addition to the realization of benefits from restructuring actions taken in 1998, a major contributor to this increase in operating income as a percentage of sales from 1997 to 1998 was the $38.1 million reduction in goodwill amortization in 1998 as compared to 1997. This reduced goodwill amortization was a result of the goodwill write-off and cessation of amortization of goodwill associated with the divested businesses. The lower level of goodwill amortization experienced in 1998 will continue in future periods.
     Consolidated gross margin as a percentage of sales for 1998 was 35.3% compared to 35.9% for 1997 and 35.8% for 1996. The decline in gross margin during 1998 from 1997 primarily resulted from adverse foreign exchange effects on product costs, principally in the European operations; competitive pressures that continued to constrain pricing; manufacturing inefficiencies in the security hardware portion of the Building Products segment; and restructuring-related expenses; partially offset by higher production volumes and the decline in sales of lower margin products in the household products, recreational products, and glass container-forming and inspection equipment businesses as a result of the divestiture of those businesses in 1998. Consolidated gross margin in 1997, as compared to that of 1996, was adversely affected by selective price reductions, particularly in the domestic power tools and accessories, cleaning and lighting, and household products lines; pricing constraints due to competitive pressures; currency-related cost pressures that resulted from stronger currencies in countries in which certain products were manufactured relative to currencies of countries in which those products were sold; and the decline in sales of the higher margin SNAKELIGHT(R) flexible flashlight. These negative impacts on gross margin were offset by higher production volumes and better-than-average margins on new products introduced during 1997.
     Consolidated selling, general, and administrative expenses as a percentage of sales were 24.7% for 1998 compared to 25.9% for 1997 and 26.6% for 1996. The improvements in 1998 compared to 1997 were the result of lower goodwill amortization in 1998 compared to 1997 as a result of the goodwill write-off and cessation of amortization of goodwill related to the businesses to be sold, as well as benefits realized from restructuring actions taken in 1998, partially offset by restructuring-related expenses in 1998. The improvements in 1997 compared to 1996 were the result of cost reduction initiatives, the leverage effects of higher sales volumes on fixed and semi-fixed costs, and benefits from the 1996 restructuring program.
     Consolidated net interest expense (interest expense less interest income) was $114.4 million in 1998 compared to $124.6 million in 1997 and $135.4 million in 1996. The lower net interest expense for 1998 compared to 1997 was primarily the result of a lower level of net debt (total debt less cash and cash equivalents) due to improved cash flows from operating activities and debt reductions which occurred with net proceeds from business sales in excess of amounts used to repurchase common stock and as a result of more favorable interest rates and debt mix in 1998. The lower net interest expense for 1997 compared to

1996 was primarily the result of reduced debt levels coupled with a lower average interest rate inherent in the debt portfolio. Those lower debt levels resulted from debt repayments early in 1996 with the sales proceeds of the discontinued PRC segment and from improved operating cash flow during 1996.
     Consolidated other expense for 1998 principally consisted of currency losses. Other expense for 1997 and 1996 primarily included the discount on the sale of receivables as well as currency losses.
     Consolidated income tax expense of $166.5 million was recognized on the Corporation's pre-tax loss of $588.3 million for 1998. Excluding the income tax benefits of $47.4 million and $16.5 million related to the pre-tax restructuring charges in 1998 and 1996, respectively, the non-deductible write-off of goodwill in the amount of $900.0 million recognized in 1998, the tax expense of $98.0 million recognized on the gain on sale of businesses in 1998, and the $10.6 million income tax benefit that resulted from the reduction of its deferred tax asset valuation allowance in 1996, the Corporation's reported tax rate on continuing operations was 32% in 1998 compared to 35% in 1997 and 24% in 1996. The decrease in the effective tax rate in 1998 resulted from the lower amount of goodwill amortization, which is not tax deductible, due to the write-off of goodwill discussed above. The effective tax rate increased in 1997 because, by the end of 1996, the Corporation had fully recognized the benefit of domestic deferred tax assets, exclusive of foreign tax credits, for financial reporting purposes. The benefit of the previously unrecognized deferred tax assets had lowered the domestic portion of tax expense for 1996 as well as for a number of prior years. An analysis of taxes on earnings is included in Note 14 of Notes to Consolidated Financial Statements.
     The Corporation reported a net loss of $754.8 million, or $8.22 per share both on a basic and diluted basis, for the year ended December 31, 1998, principally as a result of the goodwill write-off and restructuring and exit costs, less the gain on sale of businesses, recognized in 1998. Because the Corporation reported a net loss for the year ended December 31, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive - that is, decrease the per-share loss. For comparative purposes, however, the dilutive effect of these options has been included for the evaluation of the Corporation's performance that follows. Excluding the effects of the goodwill write-off of $900.0 million, after-tax restructuring and exit costs of $117.3 million, and the after-tax gain on sale of businesses of $16.5 million, net earnings for 1998 would have been $246.0 million or $2.63 per share on this diluted basis as compared to net earnings of $227.2 million, or $2.35 per diluted share, for 1997. Excluding the after-tax restructuring charge of $74.8 million, the after-tax gain on the sale of PRC, and the $10.6 million income tax benefit that resulted from the reduction of the Corporation's deferred tax asset valuation allowance, net earnings for 1996 would have been $223.4 million, or $2.32 per diluted share.

BUSINESS SEGMENTS
As more fully described in Note 19 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments:
Power Tools and Accessories, Building Products, and Fastening and Assembly Systems.
     Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the Corporation's reportable business segments were $20.4 million, $17.6 million, and $1.0 million for the years ended December 31, 1998, 1997, and 1996, respectively. The $20.4 million of segment-related expenses excluded from segment profit in 1998 primarily related to unbudgeted restructuring-related expenses, including the aforementioned $11.5 million write-down of cleaning and lighting inventory to net realizable value associated with the product line rationalization undertaken to integrate the retained cleaning and lighting business into the Power Tools and Accessories operations. The $17.6 million of segment-related expenses excluded from segment profit in 1997 related to certain unbudgeted costs recognized by the Corporation on behalf of the Power Tools and Accessories segment, primarily related to deteriorating business conditions in Asia, and on behalf of the Building Products segment, primarily related to the cost of programs initiated by the prior management of that segment. These segment-related expenses excluded from segment profit are generally non-recurring in nature and were included in the Corporation's discussion of the results of the underlying businesses prior to its adoption in 1998 of the new segment reporting standard.
     As indicated above and in Note 19 of Notes to Consolidated Financial Statements, the Corporation's determination of segment profit excludes restructuring and exit costs. Of the $164.7 million pre-tax charge taken in 1998 for restructuring and exit costs, $97.8 million relates to businesses in the Power Tools and Accessories segment, $15.4 million relates to the businesses in the Building Products segment, $3.3 million relates to businesses in the Fastening and Assembly Systems segment, and $17.1 million relates to divested businesses. The balance of $31.1 million principally relates to the $28.6 million charge for the voluntary retirement for employees in the United States, including those of all three reportable business segments and of the Corporate center.

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 19 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

For the Year Ended December 31,                                      1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                  $2,946.4         $2,936.4          $2,820.1
Segment profit                                                      293.4            290.7             243.4
-------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment approximated the 1997 level despite competitive pressures that resulted in price reductions. Sales of power tool products in North America benefited from double-digit rates of growth in sales of the DeWALT(R) professional power tools and outdoor products lines in the United States coupled with a double-digit growth rate by the power tools business in Canada. This growth in North America, however, was offset by a sharp decline in sales of cleaning and lighting products, most significantly with respect to the SCUMBUSTER(R) cordless submersible scrubber. In addition, sales of accessories in North America during 1998 declined slightly from the 1997 level as that business undertook SKU reduction efforts and exited its fastening line in 1998.
     Sales in Europe increased at a low-single digit rate in 1998 over the 1997 level as increased sales of consumer and professional power tools and accessories offset declines in sales of household products and cleaning and lighting products. Sales of outdoor products in Europe in 1998 approximated the 1997 level.
     Sales in other geographic areas declined at a double-digit rate in 1998 from the 1997 levels, due principally to continued economic turmoil in Asia during 1998 and worsening economic conditions in Latin America during the latter part of 1998.

     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.0% in 1998 compared to 9.9% in 1997.
     Sales to unaffiliated customers in the Power Tools and Accessories segment for 1997 were 4% higher than in 1996. Sales in North America increased at a mid-single digit rate in 1997 over the 1996 level principally as a result of strong sales growth in power tools and accessories partially offset by sharply lower sales of cleaning and lighting products. The 1997 sales growth in domestic power tools and accessories was driven primarily by the introduction of new products, including the DeWALT stationary machinery tool line and EXTREME CORDLESS(R) 18-volt reciprocating saw, the WOOD HAWK(R) consumer circular saw, and the WIZARD(TM) rotary tool line. The incremental sales benefit realized from the sell-in of new products was partially offset by price reductions on core professional and consumer products and by weaker sales of other consumer power tools and accessories and outdoor products. Cleaning and lighting products experienced a significant sales decline in 1997 from 1996 levels principally as a result of sharply lower sales of the SNAKELIGHT flexible flashlight. This sales decrease during 1997 was partially offset by sales increases of the SCUMBUSTER cordless submersible scrubber.
     Sales to unaffiliated customers in the Power Tools and Accessories segment in Europe increased by 6% in 1997 over the 1996 level as higher sales of consumer and professional power tools, accessories, and outdoor lawn and garden tools in Europe in 1997 more than offset declines in product service, household products, and cleaning and lighting products during that period.
     Sales in the Power Tools and Accessories segment in other geographic regions in 1997 declined from the 1996 level. Sales declines in Asia and Brazil were partially offset by increased sales in a number of countries during 1997.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 9.9% in 1997 compared to 8.6% in 1996.

Building Products
Segment sales and profit for the Building Products segment, determined on the basis described in Note 19 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

For the Year Ended December 31,                                      1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                    $851.1           $804.8            $776.0
Segment profit                                                      125.2            121.3             125.1
-------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Building Products segment increased by 6% over the 1997 level, due principally to increased sales of security hardware and plumbing products in North America, driven by sales of TITAN(R) locksets and new plumbing product introductions, and of security hardware in Europe. These increases were partially offset by lower sales of security hardware products in Latin America and Asia.
     Segment profit as a percentage of sales for the Building Products segment was 14.7% in 1998 compared to 15.1% in 1997. Segment profit as a percentage of sales in 1998 declined from the 1997 level as decreased profitability with respect to security hardware products, principally associated with manufacturing inefficiencies, more than offset profitability gains in plumbing products experienced in 1998. Those gains, however, were in comparison to an extremely weak 1997.

     Sales in the Building Products segment increased by 4% in 1997 over the 1996 level due, in part, to sales of new security hardware products, including locksets and handlesets with Lifetime Finish, while sales of plumbing products during 1997 were slightly above the 1996 level.
     Segment profit as a percentage of sales for the Building Products segment was 15.1% in 1997 compared to 16.1% in 1996 as a slight increase in profitability of security hardware products in 1997 was more than offset by decreased profitability in plumbing products that resulted, in part, from manufacturing issues associated with the transition of production to a lower cost facility in Mexicali, Mexico, during the first half of 1997.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 19 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

For the Year Ended December 31,                                      1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                    $463.0           $451.3            $421.0
Segment profit                                                       76.6             69.7              63.5
-------------------------------------------------------------------------------------------------------------------

     Despite lower automotive sales during 1998 due to softness in Asia as well as the effects of the now-settled General Motors strike in the United States, sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 3% in 1998 over the 1997 level, due in part to the strength of European automotive sales.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 15.4% in 1997 to 16.5% in 1998 as a result of cost reduction initiatives.
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment for 1997 were 7% higher than the 1996 level as a result of strong sales to the automotive industry in the United States, partially offset by softness in the domestic industrial market and in Europe.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 15.4% and 15.1% for 1997 and 1996, respectively.

HEDGING ACTIVITIES
The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the pound sterling, deutsche mark, Dutch guilder, Canadian dollar, Swedish krona, Japanese yen, French franc, Italian lira, Australian dollar, Mexican peso, and Brazilian real. In addition, with the introduction of the European Union's new common currency, the euro, on January 1, 1999, the Corporation's currency risks also include transactions denominated in the euro. Through its foreign currency activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.

     At the time of the euro's introduction on January 1, 1999, the eleven participating member countries of the European Monetary Union established fixed conversion rates between their legacy currencies and the euro. During a three-year phase-in period during which special conversion rules apply, the legacy currencies will continue to be used as legal tender. On January 1, 2002, the legacy currencies will be canceled and replaced by the euro as legal tender. The Corporation has initiated actions to ensure that computer systems in its European operation will be in a position to accommodate the adoption of the euro by no later than January 1, 2002. The Corporation believes that the introduction of the euro may result in increased competitive pressures in continental Europe due to the heightened transparency of intra-European pricing structures.
     From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.
     Prior to January 1, 1999, Mexico was a highly inflationary economy and, accordingly, the results of the Corporation's Mexican subsidiary were measured using the United States dollar as its functional currency. Effective January 1, 1999, Mexico no longer qualifies as a highly inflationary economy and, accordingly, the results of the Mexican subsidiary will be measured using the Mexican peso as its functional currency, with gains and losses from United States dollar-denominated transactions included in net earnings. Prior to January 1, 1998, Brazil was a highly inflationary economy and, accordingly, the results of the Corporation's Brazilian subsidiary were measured using the United States dollar as its functional currency. Effective January 1, 1998, Brazil no longer qualified as a highly inflationary economy and, accordingly, the results of the Brazilian subsidiary in 1998 were measured using the Brazilian real as its functional currency, with gains and losses from United States dollar-denominated transactions included in net earnings. In January 1999, a devaluation of the Brazilian real took place and, in response, a lesser devaluation in the value of the Mexican peso occurred. Because the Corporation's exposures in Brazil and Mexico either offset or were partially hedged, the Corporation expects that the impact of the January 1999 devaluations on its reported results will not be material. While the Corporation will take actions to mitigate its exposures, there can be no assurance that any future devaluation of the Brazilian real or Mexican peso will not adversely affect the Corporation.
     Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income component of stockholders' equity. During 1998, translation adjustments, recorded in the accumulated other comprehensive income component of stockholders' equity, decreased stockholders' equity by $37.7 million compared to a decrease of $63.1 million in 1997.
     In order to minimize the volatility of reported equity, the Corporation hedges, on a limited basis, the exposure to foreign currency fluctuations on its net investments in subsidiaries located outside of the United States through the use of currency swaps, forward contracts, and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 1998 and 1997, these activities netted to a cash inflow of $3.4 million and $26.9 million, respectively. The corresponding gains and losses on these hedging activities were recorded in the accumulated other comprehensive income component of stockholders' equity. Also included in the accumulated other comprehensive income component were the costs of maintaining the hedge portfolio of foreign exchange contracts. These hedge costs were not significant in 1998 and 1997.
     As more fully explained in Note 10 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may later convert such debt from fixed to variable or from variable to fixed interest rates, or from United States dollar-based rates to rates based upon another currency, through the use of interest rate swap agreements.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 47% at December 31, 1998, compared to 63% at December 31, 1997, and 35% at December 31, 1996. At December 31, 1998, average debt maturity was 6.7 years compared to 3.9 years at December 31, 1997, and 4.5 years at December 31, 1996.

Interest Rate Sensitivity
The following table provides information as of December 31, 1998, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 1998.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates
                                                                                                            Fair Value
                                                                                                             (Assets)/
(U.S. Dollars in Millions)       1999       2000        2001       2002       2003  Thereafter      Total  Liabilities
---------------------------------------------------------------------------------------------------------------------------
Liabilities
Short-term borrowings
Variable rate (U.S. dollars)   $117.6     $   --      $   --     $   --     $   --      $   --   $  117.6     $  117.6
  Average interest rate          5.73%                                                               5.73%
Variable rate(other currencies)$ 34.9     $   --      $   --     $   --     $   --      $   --   $   34.9     $   34.9
  Average interest rate         11.66%                                                              11.66%
Long-term debt
Fixed rate (U.S. dollars)      $ 30.0     $214.5      $ 45.0     $ 47.4     $335.7      $454.4   $1,127.0     $1,178.3
  Average interest rate          8.52%      6.63%       8.94%      8.88%      7.50%       6.87%      7.22%
Fixed rate (other currencies)  $  9.2     $  4.8      $  5.0     $  1.5$        .7      $   --   $   21.2     $   21.2
  Average interest rate          7.33%      5.74%       5.78%      1.04%      1.08%                  5.97%
Variable rate (U.S. dollars)   $ 20.0     $   --      $ 36.9 (a) $   --     $  3.0      $   --   $   59.9     $   59.9
  Average interest rate         L+.65%(b)              L+.24%(b)           Various                Various
---------------------------------------------------------------------------------------------------------------------------

(a) Includes $29.4 million of borrowings under the unsecured revolving credit facility, which expires in 2001. The Corporation does not represent that such borrowings will be outstanding until 2001.
(b) Variable rate specified is based upon LIBOR plus the specified margin over LIBOR.

Notional Principal Amounts and Interest Rate Detail by Contractual Maturity Dates
                                                                                                           Fair Value
                                                                                                            (Assets)/
(U.S. Dollars in Millions)      1999        2000        2001       2002       2003  Thereafter      Total Liabilities
---------------------------------------------------------------------------------------------------------------------------
Interest Rate Derivatives
Interest Rate Swaps
Fixed to variable rates
(all U.S. dollar denominated) $   --      $ 50.0      $   --     $   --     $125.0      $250.0     $425.0      $(14.2)
  Average pay rate (c)
  Average receive rate                      5.54%                             6.02%       6.02%      5.96%
Fixed U.S. rates to
  fixed foreign rates (d)
  To Japanese yen             $100.0      $   --      $   --     $   --     $   --      $   --     $100.0      $ (4.8)
    Average pay rate
     (in Japanese yen) (e)      1.99%                                                                1.99%
    Average receive rate        6.66%                                                                6.66%
  To deutsche marks           $100.0      $   --      $   --     $   --     $   --      $   --     $100.0      $ (8.1)
    Average pay rate
     (in deutsche marks) (f)    4.73%                                                                4.73%
    Average receive rate        6.64%                                                                6.64%
  To Dutch guilders           $ 50.0      $   --      $   --     $   --     $   --      $   --     $ 50.0      $ (4.7)
    Average pay rate
     (in Dutch guilders) (g)    4.58%                                                                4.58%
    Average receive rate        6.77%                                                                6.77%
---------------------------------------------------------------------------------------------------------------------------

(c) The average pay rate is based upon 6-month forward LIBOR, except for $125.0 million in notional principal amount which matures after 2003 and is based upon 3-month forward LIBOR.
(d) The indicated fair values of interest rate swaps that swap from fixed U.S. rates to fixed foreign rates include the fair values of the exchange of the notional principal amounts at the end of the swap terms as well as the exchange of interest streams over the life of the swaps. The fair values of the currency exchange are also included in the disclosures of foreign currency exchange rate sensitivity.
(e) The average pay rate (in Japanese yen) is based upon a notional principal amount of 10.9 billion yen.
(f) The average pay rate (in deutsche marks) is based upon a notional principal amount of 153.3 million deutsche marks.
(g) The average pay rate (in Dutch guilders) is based upon a notional principal amount of 85.9 million Dutch guilders.

Foreign Currency Exchange Rate Sensitivity
As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 1998, the Corporation has hedged a substantial portion of its 1999 estimated foreign currency transactions using forward exchange contracts and purchased options. As a result, the Corporation estimates that, based upon a recent estimate of foreign exchange exposures, the result of a uniform 10% strengthening in the value of the United States dollar would have the effect of reducing gross profit for 1999 by approximately $20 million. In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates described above does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 1998, inherent in the foreign exchange hedging portfolio at December 31, 1998.

RESTRUCTURING UNDERTAKEN IN 1996
Based upon a number of factors, the Corporation decided to intensify its cost reduction efforts and recorded a restructuring charge in the amount of $91.3 million ($74.8 million after tax) in 1996.
     The major component of the 1996 restructuring charge related to the elimination of approximately 1,500 positions, of which approximately 1,300 were in the Power Tools and Accessories segment. As a result, severance benefits totaling $74.6 million, principally associated with the Power Tools and Accessories segment in Europe, were accrued in the restructuring charge. The balance of the 1996 restructuring charge primarily represented non-cash charges associated with the decision to rationalize certain manufacturing operations, principally in the Building Products segment in the United States. Such rationalization included the outsourcing of products then manufactured by the Corporation and the closure of several small manufacturing facilities. The principal non-cash charge consisted of a $6.6 million write-down to fair value of land and buildings affected by the rationalization. The remaining restructuring charge primarily related to the write-down to fair value of equipment made obsolete or redundant due to the decision to close certain facilities or outsource certain production.
     The restructuring reserve of $37.7 million remaining as of December 31, 1996, was substantially spent in cash during 1997.

IMPACT OF YEAR 2000
The year 2000 ("Y2K") issue arises out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. As a result, computer programs with date-sensitive software or equipment with embedded date-sensitive technology may recognize a two-digit code for any year in the next century as related to this century. For example, "00," entered in a date-field for the year "2000," may be interpreted as the year "1900." This error may result in system or equipment failures or miscalculations and disruptions of operations, including, among other things, an inability to process transactions or engage in other normal business activities.
     The Corporation is taking action to minimize the impact of Y2K issues in its business. These actions, which are being separately undertaken by each of the Corporation's businesses and monitored by the Corporation on a centralized basis, are categorized into the following phases: (i) awareness, during which the businesses conduct Y2K awareness meetings and establish Y2K project offices;
(ii) assessment, during which the businesses complete inventories of Y2K issues, determine remediation strategies, and assign priorities to various remediation efforts based, in part, on the significance of the individual system or location to the businesses' overall operations; (iii) remediation, during which the businesses take the necessary actions to renovate, upgrade, replace, or retire systems that are not Y2K compliant; (iv) testing, during which remediation actions are evaluated for effectiveness; and (v) implementation, during which remediation actions are integrated into the production environment. These phases are being evaluated separately for each of the businesses' significant Y2K exposures, which consist of: (i) software and hardware; (ii) manufacturing equipment; (iii) facilities equipment; (iv) key customers; (v) key suppliers; and (vi) products.
     In general, for each of the businesses' significant Y2K exposures, the awareness and assessment phases have been completed with respect to software and hardware and have been substantially completed with respect to manufacturing equipment and facilities. Remediation is substantially complete with respect to software and hardware and approximately 50% complete with respect to manufacturing and facilities, with significant testing and implementation completed or planned for the first half of 1999. Surveys of customers, suppliers, and partners for Y2K compliance generally have been completed or are underway. Selective customer review meetings have been held, and others are planned. The Corporation has been certified for electronic data interface (EDI) transactions by the National Retailers Federation. Key suppliers have been or are being identified for further surveys, reviews, testing, and evaluation. Contingency planning with critical suppliers is planned or is, in some cases, completed. Evaluation of the Corporation's products has been completed without identification of any significant Y2K impact. The Corporation is continuing to work with outside experts to provide independent validation and verification of its non-information technology, embedded systems, particularly in the Corporation's manufacturing and distribution facilities. To date, the Corporation has not discovered any significant Y2K issues related to embedded systems that management expects, after taking into account the Corporation's Y2K evaluation and remediation program, will have a material adverse effect on the continuity of the Corporation's business.
     Each of the Corporation's businesses have established key milestones for completion of the remediation, testing, and implementation phases of the Y2K program. In general, these milestones call for completion of the testing and implementation phases for all critical systems by no later than the end of the second quarter of 1999 so that any slippage in the milestones for these critical systems can be corrected in the third quarter of 1999. For non-critical systems, these milestones generally call for completion of the remediation phase by no later than the end of the second quarter of 1999 and completion of the testing and implementation phases by no later than the end of the third quarter of 1999 so that any slippage in milestones can be corrected in the fourth quarter of 1999.
     In order to improve operating performance over the last several years, the Corporation has undertaken or commenced a number of significant systems initiatives, including a major reengineering of supply-chain and distribution systems throughout the world. In the North American Power Tools business, for example, the Corporation is in the final stages of installing advanced supply-chain management systems and SAP information systems. The final testing and implementation of these systems is scheduled for April 1999. Although the Corporation's systems initiatives were unrelated to concerns over the Y2K issue, an ancillary benefit of many of these systems improvements is that the new systems are Y2K compliant. During the last several years, the Corporation has spent approximately $10 million to address issues related to the Y2K problem. During 1999, the Corporation expects to spend an additional $5 million to address Y2K issues, of which approximately $2 million is attributable to new systems initiatives in Europe that have been accelerated to address Y2K issues. These costs include internal information systems resources redirected to the Corporation's Y2K program. Other costs for implementing systems improvements within the Corporation that were planned primarily for operational and supply-chain improvements and were not accelerated as a result of Y2K concerns are not included in the foregoing costs. The external costs associated with these systems improvements, which are significant, generally have been capitalized as part of other assets. The internal information systems department costs that are included above as Y2K costs are expensed as incurred, are being funded by cash flow from operations, and are not expected to have a material adverse effect on the Corporation.

     Management believes that the Corporation has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Corporation has not yet completed all necessary phases of its Y2K program. In the event that the Corporation does not complete any additional phases of its program, significant subsidiaries of the Corporation would be unable to take customer orders, manufacture or ship products, invoice customers, or collect payments. In addition, although the Corporation has undertaken surveys of key customers, suppliers, and partners to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to remediate their own Y2K issues, there is no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted. If those systems are not updated or otherwise are not Y2K compliant, the inability of the Corporation to interface effectively with these third parties could have a material adverse effect on the Corporation and its financial condition and operating and financial performance. In addition, disruptions to the economy generally resulting from Y2K issues could also materially adversely affect the Corporation. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.
     The Corporation has contingency plans for certain critical applications and is in the process of developing such plans for other critical applications in the event that remediation milestones are not achieved. Such contingency plans involve consideration of a number of possible actions, including, to the extent necessary, manual workarounds, temporary increases in inventories, and adjustments to staffing strategies. The Corporation is also considering methods for "early warning" of problems related to Y2K with rapid escalation and resolution through teams of in-house and outside experts. The Corporation intends to develop additional contingency plans with its customers, suppliers, and partners during 1999 based on risks and possible business impact.

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

FINANCIAL CONDITION
Operating activities generated cash of $366.3 million for the year ended December 31, 1998, compared to $353.2 million of cash generated before the sale of receivables for the year ended December 31, 1997. This increased cash generation was principally the result of improved working capital management in 1998 as compared to 1997.
     In December 1997, the Corporation determined that its sale of receivables program was no longer necessary to support its liquidity requirements and, as a result, voluntarily terminated the program. The total amount of receivables sold under the sale of receivables program at December 31, 1996, was $212.0 million.

     Investing activities for 1998 generated cash of $531.4 million due principally to the receipt of $653.6 million of proceeds, net of selling expenses paid, from the sale of the household products business in North
America, Central America, the Caribbean and South America (excluding Brazil), proceeds from the sale of the glass container-forming and inspection equipment business, and proceeds from the recapitalization of the recreational products business. Excluding those proceeds, investing activities for 1998 used cash of $122.2 million compared to $162.8 million of cash used in 1997. Capital expenditures were $146.0 million during 1998 compared to $203.1 million during 1997. During 1998, approximately 54% of the capital expenditures were in the
Power  Tools and  Accessories  segment,  primarily  in  support  of new  product initiatives and productivity enhancements. The Corporation expects capital spending in 1999 to increase significantly over the 1998 level.
     Financing activities for 1998 used cash of $1,054.3 million compared to $129.6 million of cash generated in 1997. The increase in cash used in financing activities during 1998 over 1997 was principally the result of cash expended for the stock repurchase program and for the redemption of preferred stock of a subsidiary, coupled with lower borrowing levels in 1998 due, in part, to increased cash from operating activities and the receipt of proceeds from the divested businesses.
     During 1998, a wholly owned subsidiary of the Corporation issued $300.0 million of fixed rate, senior unsecured notes that were guaranteed by the Corporation, of which $150.0 million is due in 2007 and the balance is due in 2028. Proceeds of that debt issuance were used to repay borrowings outstanding under the Corporation's revolving credit facility.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by bond rating agencies and banks, is defined by the Corporation as cash available for debt reduction (including short-term borrowings), prior to the effects of cash received from divested businesses (net of selling expenses and related taxes paid), issuances of equity, and sales of receivables and to the effects of cash paid for stock repurchases and for the redemption of stock of subsidiaries. Free cash flow, a more inclusive measure of the Corporation's cash flow generation than cash flow from operating activities included in the Consolidated Statement of Cash Flows, considers items such as cash used for capital expenditures and dividends, as well as net cash inflows or outflows from hedging activities. During the year ended December 31, 1998, the Corporation generated free cash flow of $188.2 million compared to $150.2 million of free cash flow generated in 1997. This $38.0 million increase in free cash flow during 1998 over the 1997 level was primarily the result of improved cash flows from investing activities, principally due to lower capital expenditures in 1998, and from operating activities.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the strategic repositioning plan begun in 1998. In order to meet these cash requirements, the Corporation intends to use internally generated funds and to borrow under its unsecured revolving credit facility or under short-term borrowing facilities. The Corporation believes that cash generated from these sources will be adequate to meet its cash requirements over the next 12 months.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Hedging Activity" and in Item 8 of this report in Notes 1 and 10 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements
---------------------------------
     Consolidated  Statement of Earnings
     - years ended December 31, 1998,  1997, and 1996.

     Consolidated Balance Sheet
     - December 31, 1998 and 1997.

     Consolidated  Statement of Stockholders'  Equity
     - years ended December 31, 1998, 1997, and 1996.

     Consolidated Statement of Cash Flows
     - years ended December 31, 1998, 1997, and 1996.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

                                     - 42 -

CONSOLIDATED STATEMENT OF EARNINGS
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

                                                                             Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Sales                                                            $4,559.9         $4,940.5          $4,914.4
   Cost of goods sold                                             2,951.0          3,169.2           3,156.6
   Selling, general, and administrative expenses                  1,124.9          1,282.0           1,309.6
   Write-off of goodwill                                            900.0               --                --
   Restructuring and exit costs                                     164.7               --              91.3
   Gain on sale of businesses                                       114.5               --                --
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                            (466.2)           489.3             356.9
   Interest expense (net of interest income of
     $30.9 for 1998, $8.1 for 1997, and $4.7 for 1996)              114.4            124.6             135.4
   Other expense                                                      7.7             15.2              18.8
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing Operations
   Before Income Taxes                                             (588.3)           349.5             202.7
   Income taxes                                                     166.5            122.3              43.5
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) From Continuing Operations                         (754.8)           227.2             159.2
Earnings from discontinued operations
   (net of income taxes of $55.6)                                      --               --              70.4
-------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                              $ (754.8)        $  227.2          $  229.6
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Common Share -- Basic:
   Earnings (loss) from continuing operations                    $  (8.22)      $     2.40          $   1.69
   Earnings from discontinued operations                               --               --               .79
-------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Common Share -- Basic                    $  (8.22)      $     2.40          $   2.48
===================================================================================================================
Net Earnings (Loss) Per Common Share --
   Assuming Dilution:
   Earnings (loss) from continuing operations                    $  (8.22)      $     2.35          $   1.66
   Earnings from discontinued operations                               --               --               .73
-------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Common Share --
   Assuming Dilution                                             $  (8.22)      $     2.35          $   2.39
===================================================================================================================

See Notes to Consolidated Financial Statements


CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)
                                                                                          December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                         $   87.9          $  246.8
Trade receivables, less allowances of
   $44.3 for 1998 and $47.8 for 1997                                                 792.4             931.4
Inventories                                                                          636.9             774.7
Other current assets                                                                 234.6             125.9
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                            1,751.8           2,078.8
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                                       727.6             915.1
Goodwill                                                                             768.7           1,877.3
Other Assets                                                                         604.4             489.5
-------------------------------------------------------------------------------------------------------------------
                                                                                  $3,852.5          $5,360.7
===================================================================================================================
Liabilities and Stockholders' Equity
Short-term borrowings                                                             $  152.5          $  178.3
Current maturities of long-term debt                                                  59.2              60.5
Trade accounts payable                                                               348.8             372.0
Other accrued liabilities                                                            814.2             761.8
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                       1,374.7           1,372.6
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                     1,148.9           1,623.7
Deferred Income Taxes                                                                279.9              57.7
Postretirement Benefits                                                              263.5             304.2
Other Long-Term Liabilities                                                          211.5             211.1
Stockholders' Equity
Common stock (outstanding: December 31, 1998 -- 87,498,424 shares;
   December 31, 1997 -- 94,842,544 shares)                                            43.7              47.4
Capital in excess of par value                                                       871.4           1,278.2
Retained earnings (deficit)                                                         (236.6)            562.0
Accumulated other comprehensive income                                              (104.5)            (96.2)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                        574.0           1,791.4
-------------------------------------------------------------------------------------------------------------------
                                                                                  $3,852.5          $5,360.7
===================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)
                                                                                               Accumulated
                                              Outstanding            Capital in    Retained          Other         Total
                                Preferred          Common     Par     Excess of    Earnings  Comprehensive Stockholders'
                                   Shares          Shares   Value     Par Value   (Deficit)         Income        Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995      $ 150.0      86,447,588   $43.2      $1,084.5     $ 202.6       $  (57.1)     $1,423.2
Comprehensive income:
  Net earnings                         --              --      --            --       229.6             --         229.6
  Foreign currency translation
    adjustments, less effect of
    hedging activities (net of  tax)   --              --      --            --          --             .5            .5
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                   --              --      --            --       229.6             .5         230.1
---------------------------------------------------------------------------------------------------------------------------
Cash dividends:
  Common ($.48 per share)              --             --       --            --       (42.9)            --         (42.9)
  Preferred                            --             --       --            --        (9.1)            --          (9.1)
Conversion of preferred shares
  into common shares               (150.0)      6,350,000     3.2         146.8          --             --            --
Common stock issued under
  employee benefit plans               --       1,451,219      .7          30.4          --             --          31.1
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           --      94,248,807    47.1       1,261.7       380.2          (56.6)      1,632.4
Comprehensive income:
  Net earnings                         --              --      --            --       227.2             --         227.2
  Foreign currency translation
    adjustments, less effect of
    hedging activities (net of  tax)   --              --      --            --          --          (39.6)        (39.6)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                   --              --      --            --       227.2          (39.6)        187.6
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
  ($.48 per share)                     --              --      --            --       (45.4)            --         (45.4)
Common stock issued under
  employee benefit plans               --         593,737      .3          16.5          --             --          16.8
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           --      94,842,544    47.4       1,278.2       562.0          (96.2)      1,791.4
Comprehensive income (loss):
  Net loss                             --              --      --            --      (754.8)            --        (754.8)
  Minimum pension liability
    adjustment (net of tax)            --              --      --            --          --           (6.1)         (6.1)
  Foreign currency translation
    adjustments, less effect of
    hedging activities (net of tax)    --              --      --            --          --          (37.8)        (37.8)
  Write-off of accumulated foreign
    currency translation adjustments
    due to sale of businesses          --              --      --            --          --           35.6          35.6
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)            --              --      --            --      (754.8)          (8.3)       (763.1)
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
  ($.48 per share)                     --              --      --            --       (43.8)            --         (43.8)
Purchase and retirement of
  common stock                         --      (9,025,400)   (4.5)       (459.8)         --             --        (464.3)
Common stock issued under
  employee benefit plans               --       1,681,280      .8          53.0          --             --          53.8
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998      $    --      87,498,424   $43.7      $  871.4     $(236.6)       $(104.5)   $    574.0
===========================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)
                                                                                      Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                              1998             1997              1996
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings (loss)                                                       $ (754.8)         $ 227.2           $ 229.6
Adjustments to reconcile net earnings (loss) to cash flow
  from operating activities of continuing operations
  Gain on sale of businesses                                                (114.5)              --                --
  Non-cash charges and credits:
    Goodwill write-off                                                       900.0               --                --
    Restructuring charges and exit costs                                     164.7               --              91.3
    Depreciation and amortization                                            155.2            214.2             214.6
    Deferred income taxes                                                     67.5             71.7               2.9
    Other                                                                     (1.7)             1.5               1.2
  Earnings of discontinued operations                                           --               --             (70.4)
  Changes in selected working capital items
    (excluding, for 1998, effects of divested businesses):
    Trade receivables                                                        (24.3)           (85.1)            (10.0)
    Inventories                                                               26.9            (63.7)            107.5
    Trade accounts payable                                                    16.9              2.3             (21.4)
  Restructuring spending                                                     (55.6)           (27.4)            (39.2)
  Other assets and liabilities                                               (14.0)            12.5             (42.7)
  Net decrease in receivables sold                                              --           (212.0)            (18.0)
---------------------------------------------------------------------------------------------------------------------------
  Cash flow from operating activities of continuing operations               366.3            141.2             445.4
  Cash flow from operating activities of discontinued operations                --               --             (12.4)
---------------------------------------------------------------------------------------------------------------------------
  Cash Flow From Operating Activities                                        366.3            141.2             433.0
---------------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from sale of businesses, net of selling expenses                    653.6               --                --
Proceeds from sale of discontinued operations                                   --               --             413.6
Proceeds from disposal of assets                                              20.4             13.4              31.5
Capital expenditures                                                        (146.0)          (203.1)           (196.3)
Cash inflow from hedging activities                                          343.5            384.8             392.9
Cash outflow from hedging activities                                        (340.1)          (357.9)           (398.3)
---------------------------------------------------------------------------------------------------------------------------
  Cash Flow From Investing Activities                                        531.4           (162.8)            243.4
---------------------------------------------------------------------------------------------------------------------------
  Cash Flow Before Financing Activities                                      897.7            (21.6)            676.4
Financing Activities
Net decrease in short-term borrowings                                        (23.2)           (18.4)           (360.9)
Proceeds from long-term debt (including revolving credit facility)           586.6            667.2             461.1
Payments on long-term debt (including revolving credit facility)          (1,096.3)          (483.9)           (735.2)
Debt issue costs paid                                                         (2.9)              --                --
Redemption of preferred stock of subsidiary                                  (41.7)              --                --
Purchase of common stock                                                    (464.3)              --                --
Issuance of common stock                                                      31.3             10.1              22.3
Cash dividends                                                               (43.8)           (45.4)            (54.6)
---------------------------------------------------------------------------------------------------------------------------
  Cash Flow From Financing Activities                                     (1,054.3)           129.6            (667.3)
Effect of exchange rate changes on cash                                       (2.3)            (3.0)              1.1
---------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                            (158.9)           105.0              10.2
Cash and cash equivalents at beginning of year                               246.8            141.8             131.6
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                  $   87.9          $ 246.8           $ 141.8
===========================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries

NOTE 1: SUMMARY OF ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 1998.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States, except those subsidiaries operating in highly inflationary economies, generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.

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

Goodwill and Other Intangibles: Goodwill and other intangibles are amortized on the straight-line method. Goodwill is amortized principally over a 40-year period.
     As more fully described in Note 2, effective January 1, 1998, the Corporation changed its method for measuring and recognizing an impairment of goodwill from an undiscounted cash flow approach to a discounted cash flow approach.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $90.5 million in 1998, $99.1 million in 1997, and $101.3 million in 1996.

Advertising and Promotion: All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense, including expense of consumer rebates, was $211.2 million in 1998, $248.0 million in 1997, and $258.5 million in 1996.

Postretirement Benefits: Pension plans, which cover substantially all of the Corporation's employees, consist primarily of non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.
     Certain employees are covered by defined contribution plans. The Corporation's contributions to these plans are based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis.
     In addition to pension benefits, certain postretirement medical, dental, and life insurance benefits are provided, principally to most United States employees. Retirees in other countries generally are covered by government-sponsored programs.
     The Corporation uses the corridor approach in the valuation of defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for retired participants, the average remaining life expectancy.
     Effective December 31, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans, but have no impact on the Corporation's measurement or recognition of its pension and other postretirement benefit plans.

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

     Gains and losses on hedges of net investments in subsidiaries located outside of the United States are reflected in the Consolidated Balance Sheet in the accumulated other comprehensive income component of stockholders' equity, with the related amounts due to or from the counterparties included in other liabilities or other assets. Gains and losses resulting from the early termination of hedges of net investments are reflected in the accumulated other comprehensive income component of stockholders' equity at the time of termination.
     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Deferred gains on options that hedge forecasted transactions, generally related to inventory purchases, are recognized in cost of sales when the related inventory is sold or when a hedged purchase is no longer expected to occur.
     The carrying amounts of foreign currency-related derivatives with respect to net investment and commitment hedges are included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The carrying amounts of foreign currency-related derivatives associated with transaction hedges are included in the same balance sheet line item as the hedged transaction.
     Cash effects of the Corporation's derivative financial instruments are included in the Consolidated Statement of Cash Flows in the periods in which they occur. Except as noted below, the cash effects of the Corporation's interest rate swaps and caps, foreign currency transaction hedges, hedges of foreign currency firm commitments, and hedges of forecasted transactions are included in the Consolidated Statement of Cash Flows as cash flow from operating activities. The cash effects of hedges of net investments in subsidiaries located outside of the United States are included in the Consolidated Statement of Cash Flows as cash flow from investing activities. The cash effects of the exchange of notional principal amounts on interest rate swaps that swap from fixed United States dollars to fixed or variable foreign currencies are included in the Consolidated Statement of Cash Flows as cash flow from investing activities because such amounts have been designated as hedges of net investments in subsidiaries located outside of the United States.
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 1999. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings.
     The Corporation has not yet determined when it will adopt SFAS No. 133, although early adoption is considered possible due to the new standard's more favorable treatment of certain foreign currency hedges than that afforded under prior accounting standards. The Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

Stock-Based Compensation: As described in Note 18, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

Business Segments: Effective December 31, 1998, the Corporation adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segment information for 1997 and 1996 has been restated in conformity with the requirements of SFAS No. 131.

NOTE 2: STRATEGIC REPOSITIONING
Overview: A comprehensive strategic repositioning plan, designed to intensify focus on core operations and improve operating performance, was approved by the Corporation's Board of Directors on January 26, 1998. The plan includes the following components: (i) the divestiture of the household products business in North America, Latin America, and Australia, the recreational products business, and the glass container-forming and inspection equipment business; (ii) the repurchase of up to 10% of the Corporation's outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses. Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.

Divestitures: During 1998, the Corporation sold its household products business in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia, recapitalized its recreational products business, and sold its glass container-forming and inspection equipment business. The Corporation has elected to retain the cleaning and lighting products component of the household products business. With respect to the household products business in Brazil, the Corporation continues to evaluate various alternatives.
     In mid-1998, the Corporation closed on the sale to Windmere-Durable Holdings, Inc. of its household products business (other than certain assets associated with the Corporation's cleaning and lighting products, such as the DustBuster, SnakeLight, ScumBuster, and Floorbuster products) in the United States, Canada, Mexico, Central America, the Caribbean, and South America (excluding Brazil) for $315.0 million. As part of the transaction, the Corporation retained certain liabilities and agreed to license the Black & Decker name to Windmere in existing household product categories for a period of six and one-half years on a royalty-free basis, with extension options upon request of Windmere and at the discretion of the Corporation on a royalty-bearing basis. At the request of Windmere, additional product categories may be licensed at the Corporation's option on a royalty-bearing basis. During 1998, the Corporation also completed the sale of its household products business in Australia, the proceeds from which were immaterial.
     On September 22, 1998, the Corporation announced that it had closed on the sale of its glass container-forming and inspection equipment business, Emhart Glass, to Bucher Holding A.G. In connection with the sale, the Corporation received cash of $178.7 million.
     On September 30, 1998, the Corporation announced that it had completed the recapitalization of its recreational products business, True Temper Sports, with an affiliate of Cornerstone Equity Investors, LLC. In connection with the transaction, the Corporation received $177.7 million in cash and retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million. In addition, the Corporation received a senior increasing rate discount note payable by True Temper Corporation, in an initial accreted amount of $25.0 million. Because True Temper Corporation is a highly leveraged entity and there is no active market for the note, the Corporation has fully reserved the $25.0 million note as of December 31, 1998.
     The aforementioned sales of the household products business and glass container-forming and inspection equipment business and recapitalization of the recreational products business resulted in cash proceeds, after selling expenses, of $653.6 million. Net proceeds from the sales or recapitalization of these businesses were utilized in the repurchase of a portion of the Corporation's outstanding common stock and to fund the restructuring program described below.

Repurchase of Common Stock: On January 26, 1998, the Board of Directors authorized the repurchase of up to 10%, or 9,484,254 shares, of the Corporation's outstanding common stock over a two-year period. During 1998, the Corporation announced that the Board had authorized the repurchase of an additional 1,000,000 shares of the Corporation's common stock. Net proceeds from the sale of divested businesses were used to fund the stock repurchase program. Pending the receipt of proceeds from the sale of divested businesses, the Corporation utilized its existing borrowing facilities to fund a portion of the stock repurchase program. As more fully described in Note 16, the Corporation repurchased 9,025,400 shares of common stock during 1998.

Restructuring Charge: The restructuring program announced in January 1998 will be completed over a period of two years and is being undertaken to reduce fixed costs and simplify the supply chain and new product introduction processes. The Corporation commenced the restructuring program in 1998 and recorded a restructuring charge of $164.7 million. Additional restructuring charges are possible as the program progresses in 1999.
     The principal component of the restructuring charge relates to the elimination of approximately 5,100 positions. As a result, an accrual of $121.3 million, principally associated with the Power Tools and Accessories segment in Europe and North America, was included in the restructuring charge. Included in that accrual were costs of approximately $30 million related to the acceptance of a voluntary retirement plan by certain employees in the United States. Also included in that accrual was $8.1 million related to severance actions taken in the divested businesses and with respect to the closure of a facility in Kuantan, Malaysia. The Kuantan facility manufactured household products predominantly for sale in the United States and was not included in the assets sold with the household products business.
     To reduce fixed costs and simplify the supply chain and new product introduction processes, the Corporation is taking actions to rationalize certain manufacturing, sales, and administrative operations. These actions will result in the closure of a number of facilities. Therefore, the restructuring charge also included a $29.5 million write-down to fair value - less, if applicable, costs to sell - of certain land, buildings, and equipment. Included in that $29.5 million write-down was $9.0 million related to the closure of the Kuantan facility described above. The balance of the write-down to fair value primarily relates to long-lived assets of the Power Tools and Accessories segment in Europe and North America and is net of a gain of $8.7 million on the sale of two facilities exited as part of the restructuring plan.

     The remaining restructuring charge of $13.9 million, principally associated with the Power Tools and Accessories segment in Europe, relates to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.

Change in Accounting for Goodwill: On a periodic basis through December 31, 1997, the Corporation estimated the future undiscounted cash flows of the businesses to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, the Corporation estimates the future discounted cash flows of the businesses to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions. Future discounted cash flows for the recreational products business, the glass container-forming and inspection equipment business, and the household products business in North America, Latin America, and Australia included an estimate of the proceeds from the sale of such businesses, net of associated selling expenses and taxes. The Corporation believes that measurement of the value of goodwill through a discounted cash flow approach is preferable in that such a measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the businesses to be sold, more realistic valuation than the undiscounted approach.
     In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during the first quarter of 1998. That goodwill write-off represented a per-share net loss of $9.80 both on a basic and diluted basis for 1998. The write-off of goodwill related to the Building Products segment and the Fastening and Assembly Systems segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, and represented the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in the preceding paragraph. This change represents a change in accounting principle which is indistinguishable from a change in estimate.

NOTE 3: TRADE RECEIVABLES
Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

Sale of Receivables Program: Prior to December 1997, the Corporation maintained a sale of receivables program under which receivables were sold on a revolving basis. In December 1997, the Corporation voluntarily terminated its sale of receivables program as the program was no longer deemed necessary to support its liquidity requirements. At December 31, 1996, the Corporation had sold $212.0 million of receivables under this program. The discount on the sale of receivables is included in other expense.

NOTE 4: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:

                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
FIFO cost
Raw materials and work-in-process                                                   $173.5            $199.4
Finished products                                                                    482.3             599.4
-------------------------------------------------------------------------------------------------------------------
                                                                                     655.8             798.8
Excess of FIFO cost over LIFO inventory value                                        (18.9)            (24.1)
-------------------------------------------------------------------------------------------------------------------
                                                                                    $636.9            $774.7
===================================================================================================================

     The cost of United States inventories stated under the LIFO method was approximately 43% and 41% of the value of total inventories at December 31, 1998 and 1997, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Property, plant, and equipment at cost:
Land and improvements                                                             $   60.2          $   63.4
Buildings                                                                            304.3             360.8
Machinery and equipment                                                            1,209.2           1,493.7
-------------------------------------------------------------------------------------------------------------------
                                                                                   1,573.7           1,917.9
Less accumulated depreciation                                                        846.1           1,002.8
-------------------------------------------------------------------------------------------------------------------
                                                                                  $  727.6          $  915.1
===================================================================================================================

NOTE 6: GOODWILL
In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment discussed in Notes 1 and 2, goodwill in the amount of $900.0 million was written off through a charge to operations in 1998, and has been reflected in the Consolidated Statement of Earnings as "Write-off of goodwill". That write-off, which relates to goodwill associated with the Building Products segment, the Fastening and Assembly Systems segment, and includes a $40.0 million write-down of goodwill associated with one of the divested businesses, represents the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2.
     In addition, goodwill related to the Corporation's household products, glass container-forming and inspection equipment, and recreational products businesses was written off in connection with the divestitures of those businesses during 1998.
     Goodwill amortization was $25.2 million in 1998, $63.3 million in 1997, and $66.3 million in 1996. Goodwill at the end of each year, in millions of dollars, was as follows:

                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                          $1,300.9          $2,499.9
Less accumulated amortization                                                        532.2             622.6
-------------------------------------------------------------------------------------------------------------------
                                                                                  $  768.7          $1,877.3
===================================================================================================================

NOTE 7: OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:

                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Salaries and wages                                                                  $ 63.6            $ 74.2
Employee benefits                                                                     93.1              53.7
Trade discounts and allowances                                                       114.0             112.2
Income taxes, including deferred taxes                                               107.9              53.7
Redeemable preferred stock of subsidiary                                                --              42.3
Accruals related to 1998 restructuring program                                        50.8                --
All other                                                                            384.8             425.7
-------------------------------------------------------------------------------------------------------------------
                                                                                    $814.2            $761.8
===================================================================================================================

     All other at December 31, 1998 and 1997, consisted primarily of accruals for advertising, warranty costs, interest, insurance, and taxes other than income taxes.

NOTE 8: SHORT-TERM BORROWINGS
Short-term borrowings in the amounts of $152.5 million and $113.5 million at December 31, 1998 and 1997, respectively, consisted primarily of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements. Short-term borrowings at December 31, 1997 also included $64.8 million of borrowings under the Corporation's unsecured revolving credit facility, as more fully described in Note 9. The weighted-average interest rate on short-term borrowings outstanding at December 31, 1998, was 7.1%.
     Under the terms of uncommitted lines of credit at December 31, 1998, certain subsidiaries outside of the United States may borrow up to an additional $373.9 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

NOTE 9: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Revolving credit facility expiring 2001                                           $   29.4          $  569.1
Medium Term Notes due through 2002                                                   150.0             200.0
6.625% notes due 2000                                                                214.4             250.0
7.50% notes due 2003                                                                 335.7             429.4
7.0% notes due 2006                                                                  154.6             207.6
6.55% notes due 2007                                                                 150.0                --
7.05% notes due 2028                                                                 150.0                --
Other loans due through 2003                                                          24.0              28.1
Less current maturities of long-term debt                                            (59.2)            (60.5)
-------------------------------------------------------------------------------------------------------------------
                                                                                  $1,148.9          $1,623.7
===================================================================================================================

     The Corporation may borrow up to $1.0 billion under its unsecured revolving credit facility (the Credit Facility), which consists of two individual facilities. The amount available for borrowing under the Credit Facility at December 31, 1998, was $970.6 million.
     Borrowing options under the Credit Facility are at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow under the Credit Facility by means of competitive bid rate loans made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The facility fee changes based on the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and covenants requiring the Corporation to maintain a specified leverage ratio and to achieve certain cash flow to fixed expense coverage ratios. As of December 31, 1998, the Corporation was in compliance with all terms and conditions of the Credit Facility. The Corporation expects to continue to meet the covenants imposed by the Credit Facility over the next 12 months. Meeting the cash flow coverage ratio is dependent upon the level of future earnings and interest rates, each of which can have a significant impact on the ratio.

     During 1998, a wholly owned subsidiary of the Corporation issued senior unsecured notes that were guaranteed by the Corporation in the amount of $300.0 million. Of that amount, $150.0 million bear interest at a fixed rate of 6.55% and are due in 2007, and $150.0 million bear interest at a fixed rate of 7.05% and are due in 2028. Proceeds from the issuance of the senior unsecured notes were used to repay indebtedness outstanding under the Corporation's Credit Facility.
     As of December 31, 1998, $150.0 million aggregate principal amount of unsecured Medium Term Notes were outstanding. Of that amount, $122.5 million bear interest at fixed rates ranging from 8.36% to 8.95%, while the remainder bear interest at variable rates. At December 31, 1998, those variable rates ranged from 5.71% to 5.77%.
     Indebtedness of subsidiaries in the aggregate principal amounts of $412.4 million and $776.0 million were included in the Consolidated Balance Sheet at December 31, 1998 and 1997, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
     Principal payments on long-term debt obligations due over the next five years are as follows: $59.2 million in 1999, $219.3 million in 2000, $86.9 million in 2001, $48.9 million in 2002, and $339.4 million in 2003. Interest payments on all indebtedness were $160.8 million in 1998, $159.3 million in 1997, and $170.7 million in 1996.

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in ten countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates.

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

                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
   Fixed to variable rates                                                          $425.0            $700.0
   Variable to fixed rates                                                              --             250.0
   Rate basis swaps                                                                     --              50.0
   U.S. rates to foreign rates                                                       250.0             265.0
-------------------------------------------------------------------------------------------------------------------

     The Corporation's portfolio of interest rate swap instruments as of December 31, 1998, included $425.0 million notional amounts of fixed to variable rate swaps with a weighted-average fixed rate receipt of 5.96%. The basis of the variable rates paid is LIBOR.
     The remainder of the interest rate swap portfolio as of December 31, 1998, consisted of $250.0 million notional amounts of interest rate swaps that swap from fixed rate United States dollars into fixed rate foreign currencies. Of that amount, $100.0 million had been swapped from United States dollars (with a weighted-average fixed rate of 6.66%) into Japanese yen (with a weighted-average fixed rate of 1.99%). A total of $100.0 million notional amounts of interest rate swaps had been swapped from United States dollars (with a weighted-average fixed rate of 6.64%) into deutsche marks (with a weighted-average fixed rate of 4.73%). Interest rate swaps totaling $50.0 million notional amount had been swapped from United States dollars (with a weighted-average fixed rate of 6.77%) into Dutch guilders (with a weighted-average fixed rate of 4.58%).
     The Corporation's credit exposure on its interest rate derivatives was $14.2 million as of December 31, 1998, and was not significant as of December 31, 1997. Gross deferred gains and losses on the early termination of interest rate swaps as of December 31, 1998 and 1997, were not significant.

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

     Through its foreign currency hedging activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates. The Corporation responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The Corporation hedges its foreign currency transaction exposures, as well as certain forecasted transactions, based on management's judgment, generally through options and forward exchange contracts. Some of the contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges also are used to mitigate transaction and forecasted exposures.
     The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 1998 and 1997, in millions of dollars, including details by major currency as of December 31, 1998. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

As of December 31, 1998                                                                Buy              Sell
-------------------------------------------------------------------------------------------------------------------
United States dollar                                                              $1,002.3         $  (607.1)
Pound sterling                                                                       365.1             (66.2)
Deutsche mark                                                                        116.2            (307.8)
Dutch guilder                                                                         72.9            (104.8)
Japanese yen                                                                          17.1            (135.8)
French franc                                                                           5.2            (144.0)
Canadian dollar                                                                       69.6             (95.2)
Italian lira                                                                          44.9             (89.0)
Other                                                                                 38.9            (161.7)
-------------------------------------------------------------------------------------------------------------------
Total                                                                             $1,732.2         $(1,711.6)
===================================================================================================================

As of December 31, 1997
-------------------------------------------------------------------------------------------------------------------
Total                                                                             $1,730.9         $(1,690.0)
===================================================================================================================

     The contractual amounts of purchased options to buy currencies, predominantly the pound sterling and United States dollar, were $343.8 million and $401.2 million, at December 31, 1998 and 1997, respectively. The contractual amounts of purchased options to sell various currencies were $338.5 million and $383.3 million at December 31, 1998 and 1997, respectively.
     Credit exposure on foreign currency derivatives as of December 31, 1998 and 1997, was $40.8 million and $82.6 million, respectively.
     Deferred realized gains from option contracts on hedges of forecasted transactions were not significant at December 31, 1998 and 1997. Substantially all of the amounts deferred at December 31, 1998, are expected to be recognized in earnings during 1999, when the gains or losses on the underlying transactions also will be recognized.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.
     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
o Cash and cash equivalents, trade receivables, certain other current assets, short-term borrowings, and current maturities of long-term debt: The amounts reported in the Consolidated Balance Sheet approximate fair value.
o Long-term debt: Publicly traded debt is valued based on quoted market values. The amount reported in the Consolidated Balance Sheet for other long-term debt approximates fair value, since such debt was primarily variable rate debt.
o Interest rate hedges: The fair value of interest rate hedges reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date.
o Foreign currency contracts: The fair value of forward exchange contracts and options is estimated using prices established by financial institutions for comparable instruments.
     The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying amounts approximate fair values:

Assets (Liabilities)                                                              Carrying              Fair
As of December 31, 1998                                                             Amount             Value
-------------------------------------------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                                                $(1,148.9)        $(1,200.2)
-------------------------------------------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                                                             .5              14.2
   Foreign currency
     Assets                                                                           60.1              40.8
     Liabilities                                                                     (35.2)            (34.9)
===================================================================================================================
Assets (Liabilities)                                                              Carrying              Fair
As of December 31, 1997                                                             Amount             Value
-------------------------------------------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                                                $(1,623.7)        $(1,660.4)
-------------------------------------------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Liabilities                                                                        --              (5.6)
   Foreign currency
     Assets                                                                           68.4              82.6
     Liabilities                                                                     (13.2)            (17.5)
===================================================================================================================

NOTE 12: RESTRUCTURING UNDERTAKEN IN 1996
In 1996, the Corporation commenced a restructuring of certain operations and recorded a restructuring charge of $91.3 million. Actions taken with respect to that restructuring have been completed.
     The major component of the restructuring charge related to the elimination of approximately 1,500 positions. As a result, an accrual of $74.6 million for severance, principally associated with the European businesses in the Power Tools and Accessories segment, was included in the restructuring charge.
     In connection with the restructuring plan, the Corporation also took actions to rationalize certain manufacturing and service operations. Such rationalization, principally associated with the Building Products segment in the United States, included the outsourcing of products then manufactured by the Corporation and the closure of several small manufacturing facilities. As a result, the restructuring charge also included a $6.6 million write-down to fair value of land and buildings. The remaining restructuring charge primarily related to the write-down to fair value of equipment made obsolete or redundant due to the decision to close certain facilities or outsource certain production.
     As more fully described in Note 2, in January 1998, the Corporation commenced an additional restructuring program.

NOTE 13: DISCONTINUED OPERATIONS
Earnings from the discontinued Information Technology and Services (PRC) segment amounted to $70.4 million in 1996, net of applicable income taxes of $55.6 million. The results of the discontinued PRC segment do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     On February 16, 1996, the Corporation completed the sale of PRC Inc., the remaining business in the discontinued PRC segment, for $425.0 million. Earnings from discontinued operations in 1996 consisted primarily of the gain on the sale of PRC Inc., net of selling expenses and applicable income taxes. Revenues and operating income of PRC Inc. for the period from January 1, 1996, through the date of sale were not significant.

NOTE 14: INCOME TAXES
Earnings (loss) from continuing operations before income taxes, for each year, in millions of dollars, were as follows:

                                                                    1998             1997               1996
-------------------------------------------------------------------------------------------------------------------
United States                                                    $(734.3)          $180.3             $121.0
Other countries                                                    146.0            169.2               81.7
-------------------------------------------------------------------------------------------------------------------
                                                                 $(588.3)          $349.5             $202.7
===================================================================================================================

     Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:

                                                                    1998              1997              1996
-------------------------------------------------------------------------------------------------------------------
Current:
   United States                                                  $ 55.0            $ 32.4            $  4.0
   Other countries                                                  44.0              16.3              34.5
   Withholding on remittances from other countries                    --               1.9               2.1
-------------------------------------------------------------------------------------------------------------------
                                                                    99.0              50.6              40.6
-------------------------------------------------------------------------------------------------------------------
Deferred:
   United States                                                    92.9              92.5             (10.6)
   Other countries                                                 (25.4)            (20.8)             13.5
-------------------------------------------------------------------------------------------------------------------
                                                                    67.5              71.7               2.9
-------------------------------------------------------------------------------------------------------------------
                                                                  $166.5            $122.3            $ 43.5
===================================================================================================================

     During 1996, the Corporation utilized United States tax loss carryforwards and capital loss carryforwards obtained in a prior business combination. The effect of utilizing these carryforwards was to recognize deferred income tax expense and to reduce goodwill by $19.0 million in 1996.
     Income tax expense recorded directly as an adjustment to equity as a result of hedging activities in 1997 was $14.9 million, and was not significant in 1998 and 1996. Income tax expense recorded directly as an adjustment to equity as a result of employee stock options in 1998 was $17.0 million and was not significant in 1997 and 1996.
     Income tax payments were $95.4 million in 1998, $60.2 million in 1997, and $40.8 million in 1996.
     Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                                                   $  (35.0)          $ (46.5)
   Postretirement benefits                                                          (227.7)            (35.5)
   Other                                                                             (38.7)            (15.8)
-------------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                                      (301.4)            (97.8)
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                                                             46.1              69.0
   Tax credit and capital loss carryforwards                                          98.0                --
   Other                                                                             127.9              78.8
-------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets                                                            272.0             147.8
-------------------------------------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                                               (41.3)            (56.5)
-------------------------------------------------------------------------------------------------------------------
Net deferred tax (liabilities) assets                                             $  (70.7)          $  (6.5)
===================================================================================================================

     Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other accrued liabilities, and deferred income taxes.

     During the year ended December 31, 1996, the deferred tax asset valuation allowance decreased by $76.2 million. Included in the decrease was $10.6 million that resulted from the reversal of a portion of the deferred tax asset valuation allowance based on the projections of estimable taxable earnings in the United States. The remaining decrease was due to the utilization of domestic tax loss carryforwards, offset by increased tax losses generated by foreign operations.
     Tax basis carryforwards at December 31, 1998, consisted of net operating losses expiring from 1999 to 2004.
     At December 31, 1998, unremitted earnings of subsidiaries outside of the United States were approximately $1.2 billion, on which no United States taxes had been provided, except that deferred withholding taxes have been provided on approximately $300 million of such unremitted earnings. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any United States taxes and offset any foreign withholding taxes not previously provided.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:

                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Income taxes (benefit) at federal statutory rate                  $(205.9)          $122.3            $ 70.9
Lower effective taxes on earnings in other countries                (19.8)           (14.5)            (10.3)
Effect of net operating loss carryforwards                             --              2.8             (52.3)
Effect of reduction in deferred tax asset valuation allowance
   due to projection of estimable earnings in the United States        --               --             (10.6)
Withholding on remittances from other countries                      (1.5)            (1.3)             21.1
Amortization and write-off of goodwill                              386.6             22.0              23.6
Other -- net                                                          7.1             (9.0)              1.1
-------------------------------------------------------------------------------------------------------------------
Income taxes                                                      $ 166.5           $122.3            $ 43.5
===================================================================================================================

NOTE 15: POSTRETIREMENT BENEFITS
The following table sets forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars. Assets of the defined benefit pension plans consist principally of investments in equity securities, debt securities, and cash equivalents. Defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

                                              Pension Benefits       Pension Benefits             Other
                                                  Plans in             Plans outside     Postretirement Benefits
                                             the United States      the United States           All Plans
-------------------------------------------------------------------------------------------------------------------
                                               1998       1997        1998       1997       1998        1997
-------------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation
Benefit obligation at beginning of year      $709.9     $631.0      $324.9     $296.0    $ 150.5     $ 142.4
Service cost                                   16.0       13.9         8.4        8.3        1.5         1.2
Interest cost                                  51.5       48.6        22.5       21.7       10.4        10.8
Plan participants' contributions                 --         --         2.4        5.1        3.8         4.5
Actuarial (gains)/losses                       96.8       64.7        82.9       25.2       (1.4)       13.4
Foreign currency exchange rate changes           --         --        (4.7)      (8.0)       (.3)        (.4)
Benefits paid                                 (49.1)     (48.5)      (21.9)     (22.3)     (16.3)      (18.8)
Plan amendments                                 4.8         .2         3.3        3.2      (12.5)       (2.6)
Divestitures                                     --         --        (9.2)        --       (5.7)         --
Curtailments (gain)/loss                      (13.5)        --          --       (1.3)        --          --
Settlements                                      --         --         (.4)      (3.0)        --          --
Special termination benefits                   29.1         --          --         --         --          --
-------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year             845.5      709.9       408.2      324.9      130.0       150.5
-------------------------------------------------------------------------------------------------------------------
Change in Plan Assets
Fair value of plan assets at
   beginning of year                          942.4      796.2       400.4      358.0         --          --
Actual return on plan assets                   12.9      198.0        19.0       58.4         --          --
Expenses                                       (6.1)      (6.0)        (.8)      (1.8)        --          --
Benefits paid                                 (49.1)     (48.5)      (21.9)     (22.3)     (16.3)      (18.8)
Employer contributions                          2.6        2.7         3.5        4.7       16.3        18.8
Contributions by plan participants               --         --         2.4        5.1         --          --
Divestitures                                     --         --        (9.3)        --         --          --
Settlements                                      --         --         (.4)      (3.0)        --          --
Effects of currency exchange rates               --         --        (9.6)       1.3         --          --
-------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year      902.7      942.4       383.3      400.4         --          --
-------------------------------------------------------------------------------------------------------------------
Funded status                                  57.2      232.5       (24.9)      75.5     (130.0)     (150.5)
Unrecognized net actuarial (gain)/loss        149.2        9.8        69.9      (26.6)     (24.7)      (24.1)
Unrecognized prior service cost                 7.8        4.7        21.4       20.5      (42.7)      (45.4)
Unrecognized net asset at date of adoption,
   net of amortization                          (.8)      (2.0)       (6.4)      (9.1)        --          --
-------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost               $213.4     $245.0      $ 60.0    $  60.3    $(197.4)    $(220.0)
===================================================================================================================
Amounts recognized in the
   Consolidated Balance Sheet
Prepaid benefit cost                         $241.0     $271.4      $131.2     $126.3    $    --     $    --
Accrued benefit cost                          (42.8)     (26.4)      (71.9)     (66.0)    (197.4)     (220.0)
Intangible asset                                6.1         --          --         --         --          --
Accumulated other comprehensive income          9.1         --          .7         --         --          --
-------------------------------------------------------------------------------------------------------------------
Net amount recognized                        $213.4     $245.0      $ 60.0    $  60.3    $(197.4)    $(220.0)
===================================================================================================================

     The total accumulated benefit obligation for unfunded defined benefit pension plans as of December 31, 1998 and 1997, was $42.0 million and $30.3 million, respectively, for plans in the United States and $63.0 million and $52.5 million, respectively, for plans outside the United States. The total projected benefit obligation for unfunded defined benefit pension plans as of December 31, 1998 and 1997, was $49.6 million and $34.0 million, respectively, for plans in the United States and $70.8 million and $58.9 million, respectively, for plans outside the United States.
     The net periodic benefit cost related to the defined benefit pension plans included the following components:

                                                    Pension Benefits                  Pension Benefits
                                               Plans in the United States      Plans outside the United States
-------------------------------------------------------------------------------------------------------------------
                                               1998       1997        1996       1998       1997        1996
-------------------------------------------------------------------------------------------------------------------
Service cost                                 $ 16.7     $ 14.8      $ 16.5     $  8.4     $  8.3      $  8.4
Interest cost                                  51.5       48.6        48.8       22.5       21.7        21.0
Expected return on plan assets                (79.0)     (73.0)      (74.8)     (33.2)     (32.1)      (41.6)
Amortization of the unrecognized
   transition obligation or asset              (1.1)      (1.1)       (1.1)       2.7         --        (1.9)
Amortization of prior service cost               .8         .8          .8       (2.4)        --         1.9
Curtailment (gain)/loss                          .9         --          --        (.3)       1.3          --
Amortization of net actuarial loss              3.8        1.3         7.3        (.3)        .1        13.1
Settlement loss                                11.4         --          --        1.4         --          --
-------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                    $  5.0     $ (8.6)     $ (2.5)    $ (1.2)    $  (.7)     $   .9
===================================================================================================================
Weighted average assumptions
   as of December 31:
Discount rate                                  6.50%      7.50%       8.00%      6.00%      7.40%       6.25%
Expected return on plan assets                 9.75%      9.75%      10.50%      9.50%      9.90%       9.70%
Rate of compensation increase                  5.00%      5.00%       5.00%      3.90%      3.90%       4.00%
===================================================================================================================

     The net periodic benefit cost related to the defined benefit postretirement plans included the following components:

                                                                      1998            1997              1996
-------------------------------------------------------------------------------------------------------------------
Service cost                                                        $  1.5           $ 1.2            $  1.2
Interest cost                                                         10.4            10.8              11.6
Amortization of prior service cost                                    (7.9)           (8.5)             (8.3)
Amortization of net actuarial gain                                     (.7)           (1.7)              (.5)
-------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                           $  3.3           $ 1.8            $  4.0
===================================================================================================================
Weighted average discount rate as of December 31                      6.50%           7.50%             8.00%
===================================================================================================================

     The health care cost trend rate used to determine the postretirement benefit obligation was 7.20% for 1999. This rate decreases gradually to an ultimate rate of 4.41% in 2005, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

One-Percentage Point                                                              Increase          Decrease
-------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components                             $   .7            $  (.8)
Effect on postretirement benefit obligation                                            7.2              (8.1)
-------------------------------------------------------------------------------------------------------------------

     Expense for defined contribution plans amounted to $10.7 million, $12.0 million, and $11.3 million in 1998, 1997, and 1996, respectively.

NOTE 16: STOCKHOLDERS' EQUITY
The Corporation has one class of $.50 par value common stock with 150,000,000 authorized shares. The Corporation has authorized 5,000,000 shares of preferred stock without par value.
     During 1998, the Corporation repurchased 9,025,400 shares of common stock at an aggregate cost of $464.3 million. The aggregate cost of $464.3 million is net of $1.4 million in premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock. As of December 31, 1998, put options on 200,000 shares of the Corporation's common stock were outstanding, with an average strike price of $55.91.
     On October 14, 1996, the Corporation exercised its conversion option, issuing 6,350,000 shares of common stock in exchange for the previously outstanding 150,000 shares of Series B Cumulative Convertible Preferred Stock (Series B). Under terms established upon the original sale of the Series B stock, the Corporation had the option, after September 1996, to require the conversion of the shares of Series B stock into shares of common stock under certain circumstances. In accordance with the terms of the Series B stock, each such share was convertible into 42 1/3 shares of common stock and was entitled to 42 1/3 votes on matters submitted generally to the stockholders of the Corporation. The conversion rate and the number of votes per share were subject to adjustment under certain circumstances pursuant to anti-dilution provisions. Prior to the conversion in 1996, holders of Series B stock were entitled to dividends, payable quarterly, at an annual rate of $77.50 per share.
     In connection with the original sale of the Series B stock, the Corporation and the purchaser of Series B stock entered into a standstill agreement that included, among other things, provisions limiting the purchaser's ownership and voting of shares of the Corporation's capital stock, provisions limiting actions by the purchaser with respect to the Corporation, and provisions generally restricting the purchaser's equity interest to 15%.

NOTE 17: EARNINGS PER SHARE
The computations of basic and diluted earnings per share from continuing operations for each year were as follows:

(Amounts in Millions Except Per Share Data)                          1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Earnings (loss) from continuing operations                     $(754.8)          $227.2            $159.2
   Preferred stock dividend                                            --               --              (9.1)
-------------------------------------------------------------------------------------------------------------------
   Numerator for basic earnings per share --
     earnings (loss) from continuing operations
     available to common stockholders                              (754.8)           227.2             150.1
   Effect of dilutive securities -- preferred stock dividend           --               --               9.1
-------------------------------------------------------------------------------------------------------------------
   Numerator for diluted earnings per share --
     earnings (loss) from continuing operations available to
     common stockholders after assumed conversions                $(754.8)          $227.2            $159.2
===================================================================================================================
Denominator:
   Denominator for basic earnings per share from
     continuing operations -- weighted-average shares                91.8             94.6              88.9
-------------------------------------------------------------------------------------------------------------------
   Effect of dilutive securities:
     Employee stock options and stock issuable
       under employee benefit plans                                    --              1.9               2.2
     Convertible preferred stock                                       --               --               5.0
-------------------------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                    --              1.9               7.2
-------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share from
     continuing operations -- adjusted weighted-average
     shares and assumed conversions                                  91.8             96.5              96.1
===================================================================================================================
Basic earnings (loss) per share from continuing operations        $ (8.22)          $ 2.40            $ 1.69
===================================================================================================================
Diluted earnings (loss) per share from continuing operations      $ (8.22)          $ 2.35            $ 1.66
===================================================================================================================

     The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For 1998, the loss experienced by the Corporation caused all options to be anti-dilutive. For 1997 and 1996, the options indicated below were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year.

                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Number of options (in millions)                                       5.3              0.7               0.3
Weighted-average exercise price                                    $33.47           $38.64            $37.56
===================================================================================================================

     For additional information regarding the preferred stock and employee stock options, see Notes 16 and 18, respectively.

NOTE 18: STOCK-BASED COMPENSATION
The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation.
     APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
     Under various stock option plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 1998, 5,291,995 non-qualified stock options were outstanding under domestic plans. There were 44,615 stock options outstanding under the United Kingdom plan.
     Under all plans, there were 2,699,676 shares of common stock reserved for future grants as of December 31, 1998. Transactions are summarized as follows:

                                                                                                   Weighted-
                                                                                                     Average
                                                                             Stock Options    Exercise Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                                 5,788,688            $20.66
Granted                                                                          1,410,050             33.92
Exercised                                                                        1,115,328             18.01
Forfeited                                                                          430,931             26.26
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                                 5,652,479             24.12
Granted                                                                          1,191,650             37.79
Exercised                                                                          429,402             19.74
Forfeited                                                                          241,333             29.74
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                                 6,173,394             26.86
Granted                                                                          1,101,000             53.46
Exercised                                                                        1,646,389             22.18
Forfeited                                                                          291,395             32.70
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                                 5,336,610            $33.47
===================================================================================================================
Shares exercisable at December 31, 1996                                          3,424,497            $19.05
===================================================================================================================
Shares exercisable at December 31, 1997                                          3,607,991            $20.87
===================================================================================================================
Shares exercisable at December 31, 1998                                          2,663,535            $23.64
===================================================================================================================

     Exercise prices for options outstanding as of December 31, 1998, ranged from $9.88 to $53.72. The following table provides certain information with respect to stock options outstanding at December 31, 1998:

                                                                                                   Weighted-
                                                                                 Weighted-           Average
Range of                                                    Stock Options          Average         Remaining
Exercise Prices                                               Outstanding   Exercise Price  Contractual Life
-------------------------------------------------------------------------------------------------------------------
Under $15.00                                                      775,082           $12.58               2.1
$15.00-$22.49                                                     708,352            19.97               3.4
$22.50-$33.74                                                   1,055,061            29.10               7.4
$33.75-$50.62                                                   1,770,115            38.87               8.2
Over $50.63                                                     1,028,000            53.72               9.9
-------------------------------------------------------------------------------------------------------------------
                                                                5,336,610           $33.47               6.9
===================================================================================================================

     The following table provides certain information with respect to stock options exercisable at December 31, 1998:

                                                                                                   Weighted-
Range of                                                                     Stock Options           Average
Exercise Prices                                                                Exercisable    Exercise Price
-------------------------------------------------------------------------------------------------------------------
Under $15.00                                                                       775,082            $12.58
$15.00-$22.49                                                                      708,352             19.97
$22.50-$33.74                                                                      583,379             28.01
$33.75-$50.62                                                                      596,722             38.09
Over $50.63                                                                             --                --
-------------------------------------------------------------------------------------------------------------------
                                                                                 2,663,535            $23.64
===================================================================================================================

     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1996 and thereafter, including, if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to 1998, 1997, and 1996 grants been measured under the fair value recognition provisions of SFAS No. 123.
     The weighted-average fair values at date of grant for options granted during 1998, 1997, and 1996 were $17.67, $11.86, and $10.30, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Expected life in years                                                5.7              5.7               5.9
Interest rate                                                        4.54%            5.91%             6.25%
Volatility                                                           29.0%            24.8%             22.2%
Dividend yield                                                        .90%            1.28%             1.43%
===================================================================================================================

     The Corporation's pro forma information for the years ended December 31, 1998, 1997, and 1996, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The following pro forma information is not representative of the pro forma effect of the fair value provisions of SFAS No. 123 on the

Corporation's  net  earnings  in future  years  because  pro forma  compensation
expense   related  to  grants   made  prior  to  1996  may  not  be  taken  into
consideration:

(Dollars in Millions
Except Per Share Amounts)                                            1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss)                                     $(755.8)          $224.3            $227.5
Pro forma net earnings (loss)
   per common share -- basic                                      $ (8.23)          $ 2.37            $ 2.46
Pro forma net earnings (loss)
   per common share -- assuming dilution                          $ (8.23)          $ 2.32            $ 2.37
===================================================================================================================

NOTE 19: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business's products to one of its other businesses with a presence in that country or region.
    The Corporation operates in three reportable business segments: Power Tools and Accessories, Building Products, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of plumbing products to customers outside North America and for sales of the retained household products business. The Building Products segment has worldwide responsibility for the manufacture and sale of security hardware and for the manufacture of plumbing products as well as responsibility for the sale of plumbing products to customers in North America. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation also operated several businesses that do not constitute reportable business segments. These businesses included the manufacture and sale of glass container-forming and inspection equipment, as well as recreational and household products. As more fully described in Note 2, in 1998, the Corporation completed the sale or recapitalization of its glass container-forming and inspection equipment business, Emhart Glass; its recreational products business, True Temper Sports; and its household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Latin America (excluding Brazil), and Australia. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations, and the results of operations and financial positions of these businesses have been included in the consolidated financial statements through the dates of consummation of the respective transactions. Amounts relating to these businesses are included in the following table under the caption "All Others". The results of the household products businesses included under the caption "All Others" are based upon certain assumptions and allocations. The household products businesses sold during 1998 were jointly operated with the cleaning and lighting products businesses retained by the Corporation. Further, the Corporation's divested household products businesses in Australia and Latin America (excluding Brazil) were operated jointly with the Corporation's power tools and accessories businesses. Accordingly, the results of the household products businesses included in the segment table under the caption "All Others" were determined using certain assumptions and allocations that the Corporation believes are reasonable under the circumstances.
     The amounts set forth in the following tables exclude amounts related to the discontinued PRC segment.

Business Segments
(Millions of Dollars)

                                             Reportable Business Segments
                                     --------------------------------------------
                                                               Fasten-
                                                                 ing &                        Currency      Corporate,
                                       Power Tools  Building  Assembly                All  Translation    Adjustments,
Year Ended December 31, 1998         & Accessories  Products   Systems      Total  Others  Adjustments  & Eliminations Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $2,946.4    $851.1    $463.0   $4,260.5  $333.6      $ (34.2)       $     --     $4,559.9
Segment profit (loss)
 (for Consolidated, operating income
 before restructuring and exit costs,
 write-off of goodwill, and gain on
 sales of businesses)                        293.4     125.2      76.6      495.2    16.5         (4.4)          (23.3)       484.0
Depreciation and amortization                 88.2      27.1      13.4      128.7      --         (1.1)           27.6        155.2
Income from equity method investees            8.8        --        --        8.8      --           --            (2.9)         5.9
Capital expenditures                          79.1      36.5      16.2      131.8    13.3         (1.1)            2.0        146.0
Segment assets
 (for Consolidated, total assets)          1,631.3     507.8     246.7    2,385.8      --         (4.6)        1,471.3      3,852.5
Investment in equity method investees         22.5        --        .6       23.1      --           .1             2.3         25.5

Year Ended December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers           $2,936.4    $804.8    $451.3   $4,192.5  $718.1      $  29.9        $     --     $4,940.5
Segment profit (loss)
 (for Consolidated, operating income         290.7     121.3      69.7      481.7    61.7         (2.3)          (51.8)       489.3
Depreciation and amortization                 87.5      24.7      11.9      124.1    24.4          (.3)           66.0        214.2
Income from equity method investees            6.1        --        --        6.1      --           .3            (1.7)         4.7
Capital expenditures                         113.2      47.3      15.4      175.9    25.3          (.2)            2.1        203.1
Segment assets
 (for Consolidated, total assets)          1,635.4     476.5     248.2    2,360.1   438.6          8.0         2,554.0      5,360.7
Investment in equity method investees         23.1        --        .6       23.7      --           .9             1.0         25.6

Year Ended December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers           $2,820.1    $776.0    $421.0   $4,017.1  $712.5      $ 184.8        $     --     $4,914.4
Segment profit (loss)
 (for Consolidated, operating income
 before restructuring and exit costs)        243.4     125.1      63.5      432.0    52.7          9.4           (45.9)       448.2
Depreciation and amortization                 87.9      21.2      10.9      120.0    23.9          1.3            69.4        214.6
Income from equity method investees            6.1        --        --        6.1      --           .5            (3.9)         2.7
Capital expenditures                         103.1      42.5      13.5      159.1    33.9          2.0             1.3        196.3
Segment assets
 (for Consolidated, total assets)          1,511.3     417.3     232.6    2,161.2   436.1        119.8         2,436.4      5,153.5
Investment in equity method investees         18.6        --        .2       18.8      --          1.6              .9         21.3
-----------------------------------------------------------------------------------------------------------------------------------

     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside the United States, except those units operating in highly inflationary economies, are measured using the local currency as the functional currency. For these units located outside the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually, and once established all prior period segment data is restated to reflect the newly established budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments", "All Others", and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's current budgeted exchange rates. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs and, for 1998, the write-off of goodwill and gain on sale of businesses. For certain operations located in Brazil, Mexico,
Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. No corporate expenses have been allocated to divested businesses. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or nonrecurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the Corporation's various segments in a later period.
     Segment assets exclude pension and tax assets, goodwill, intercompany profit in inventory, and intercompany receivables. Segment assets at December 31, 1996, include receivables sold under the Corporation's sale of receivables program.
     Amounts in the preceding table under the caption "Corporate, Adjustments & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and consolidated goodwill amortization. The reconciliation of segment profit to the Corporation's earnings from continuing operations before income taxes for each year, in millions of dollars, is as follows:

                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments             $ 495.2           $481.7            $432.0
Segment profit for all other businesses                              16.5             61.7              52.7
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                 (4.4)            (2.3)              9.4
   Depreciation of Corporate property and
     amortization of goodwill                                       (27.6)           (66.0)            (69.4)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                24.4             23.8              19.3
   Adjustment to eliminate net interest and non-operating
     expenses from results of certain operations in Brazil,
     Mexico, Venezuela, and Turkey                                    5.7              3.6               3.2
   Other adjustments booked in consolidation directly
     related to reportable business segments                        (20.4)           (17.6)             (1.0)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
   eliminations, and other amounts identified above                  (5.4)             4.4               2.0
-------------------------------------------------------------------------------------------------------------------
Operating income before restructuring and exit costs,
   write-off of goodwill, and gain on sale of businesses            484.0            489.3             448.2
Restructuring and exit costs                                        164.7               --              91.3
Write-off of goodwill                                               900.0               --                --
Gain on sale of businesses                                          114.5               --                --
-------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                         (466.2)           489.3             356.9
Interest expense, net of interest income                            114.4            124.6             135.4
Other expense                                                         7.7             15.2              18.8
-------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before taxes                                   $(588.3)          $349.5            $202.7
===================================================================================================================

     The reconciliation of segment assets to the Corporation's total assets at the end of each year, in millions of dollars, is as follows:

                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Segment assets for total reportable business segments            $2,385.8         $2,360.1          $2,161.2
Segment assets for all other businesses                                --            438.6             436.1
Items excluded from segment assets:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                 (4.6)             8.0             119.8
   Goodwill                                                         768.7          1,877.3           2,012.2
   Pension assets                                                   348.8            391.6             373.3
   Elimination of trade receivables included
     in segment assets sold under the Corporation's
     sale of receivables program                                       --               --            (212.0)
Other Corporate assets                                              353.8            285.1             262.9
-------------------------------------------------------------------------------------------------------------------
                                                                 $3,852.5         $5,360.7          $5,153.5
===================================================================================================================

     Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.

     Sales to The Home Depot, a customer of the Corporation's Power Tools and Accessories and Building Products segments, accounted for $622.3 million and $541.6 million of the Corporation's consolidated sales for the years ended December 31, 1998 and 1997, respectively. Sales to that customer for the year ended December 31, 1996, did not exceed 10% of the Corporation's consolidated sales for that year.
     The composition of the Corporation's sales by product group for each year, in millions of dollars, is set forth below:

                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
Consumer and professional power tools
   and product service                                           $2,123.9         $2,070.4          $1,948.6
Consumer and professional accessories                               339.8            342.1             336.8
Electric lawn and garden products                                   283.6            262.1             261.1
Cleaning and lighting products                                       99.0            183.3             259.3
Security hardware                                                   596.3            573.5             567.1
Plumbing products                                                   257.0            242.3             238.7
Fastening and assembly systems                                      461.0            460.2             451.6
Household products                                                  197.1            485.4             528.7
Glass container-forming and inspection equipment                    130.3            238.6             250.9
Recreational products                                                71.9             82.6              71.6
-------------------------------------------------------------------------------------------------------------------
                                                                 $4,559.9         $4,940.5          $4,914.4
===================================================================================================================

     The Corporation markets its products and services in over 100 countries and has manufacturing sites in ten countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation's sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:

                                                                     1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
United States                                                    $2,703.7         $2,855.7          $2,726.1
Canada                                                              137.4            179.4             169.4
-------------------------------------------------------------------------------------------------------------------
   North America                                                  2,841.1          3,035.1           2,895.5
Europe                                                            1,364.5          1,378.0           1,466.8
Other                                                               354.3            527.4             552.1
-------------------------------------------------------------------------------------------------------------------
                                                                 $4,559.9         $4,940.5          $4,914.4
===================================================================================================================

     The composition of the Corporation's property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

                                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
United States                                                      $469.0           $532.9            $497.6
Other countries                                                     258.6            382.2             408.2
-------------------------------------------------------------------------------------------------------------------
                                                                   $727.6           $915.1            $905.8
===================================================================================================================

NOTE 20: OTHER EXPENSE
Other expense for 1998, 1997, and 1996 primarily included currency losses and, for 1997 and 1996, the costs associated with the sale of receivables program.

NOTE 21: LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 1998, 1997, and 1996 amounted to $81.4 million, $76.3 million, and $71.2 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 1998, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
1999                                                                     $ 45.1
2000                                                                       38.1
2001                                                                       28.9
2002                                                                       23.9
2003                                                                       19.8
Thereafter                                                                 33.8
--------------------------------------------------------------------------------
Total                                                                    $189.6
================================================================================

NOTE 22: LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if it has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     Insurance recoveries for environmental and certain general liability claims are not recognized until realized. In the opinion of the Corporation, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
     As of December 31, 1998, the Corporation had no known probable but inestimable exposures that could have a material effect on the Corporation.

NOTE 23: QUARTERLY RESULTS (UNAUDITED)
(Millions of Dollars Except Per Share Data)

                                                  First            Second            Third            Fourth
Year Ended December 31, 1998                    Quarter           Quarter          Quarter           Quarter
-------------------------------------------------------------------------------------------------------------------
Sales                                          $1,008.3          $1,169.7         $1,107.7          $1,274.2
Gross margin                                      350.0             397.8            398.7             462.4
Net earnings (loss)                              (971.4)             58.4             66.6              91.6
===================================================================================================================
Net earnings (loss) per
   common share -- basic                       $ (10.21)         $    .62         $    .73          $   1.05
===================================================================================================================
Net earnings (loss) per
   common share -- assuming dilution           $ (10.21)         $    .61         $    .72          $   1.03
===================================================================================================================

Year Ended December 31, 1997
-------------------------------------------------------------------------------------------------------------------
Sales                                          $1,015.0          $1,182.2         $1,224.9          $1,518.4
Gross margin                                      364.5             420.4            436.0             550.4
Net earnings                                       26.3              45.5             58.4              97.0
===================================================================================================================
Net earnings per common share -- basic         $    .28          $    .48         $    .62          $   1.02
===================================================================================================================
Net earnings per common share --
   assuming dilution                           $    .27          $    .47         $    .60          $   1.00
===================================================================================================================

     Results for the first quarter of 1998 included a write-off of goodwill of $900.0 million and a restructuring charge of $140.0 million ($100.0 million net of tax).
     Results for the second quarter of 1998 included a gain on sale of businesses of $36.5 million ($4.2 million net of tax).
     Results for the third quarter of 1998 included a gain on sale of businesses of $26.9 million ($9.2 million net of tax) and a restructuring charge of $14.2 million ($7.7 million net of tax).

     Results for the fourth quarter of 1998 included a gain on sale of businesses of $51.1 million ($3.1 million net of tax) and a restructuring charge of $10.5 million ($9.6 million net of tax).
     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not necessarily be equal to the full year earnings per share amounts.

REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 2 to the financial statements, effective January 1, 1998, the Corporation changed its method of accounting for measuring goodwill impairment.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
January 26, 1999

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.



                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
     Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.


ITEM 11.        EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999, under the captions "Voting Securities" and "Security Ownership of Management" and is incorporated herein by reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999, under the caption "Executive Compensation" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)  List of Financial Statements, Financial Statement Schedules, and Exhibits

     (1)  List of Financial Statements
          The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

               Consolidated Statement of Earnings - years ended December 31, 1998, 1997, and 1996.

               Consolidated Balance Sheet - December 31, 1998 and 1997.

               Consolidated Statement of Stockholders' Equity - years ended December 31, 1998, 1997, and 1996.

               Consolidated Statement of Cash Flows - years ended December 31, 1998, 1997, and 1996.

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

     (3)  List of Exhibits
          The  following   exhibits  are  either  included  in  this  report  or
          incorporated herein by reference as indicated below:


          Exhibit No.   Exhibit

          2(a)(i) Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.*

          2(a)(ii)      Amendment   No. 1   dated  as   June 26,  1998,  to  the
                        Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.*

          2(a)(iii)     Letter Agreement dated as of July 29, 1998,  between The
                        Black  &   Decker   Corporation   and   Windmere-Durable
                        Holdings,  Inc.,  included in the Corporation's  Current
                        Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.*

          2(a)(iv) Amendment No. 3 dated as of September 23, 1998, to the Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.*

          2(a)(v) Amendment No. 4 dated as of October 15, 1998, to the Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998, is incorporated herein by reference.*

          2(b)(i) Reorganization, Recapitalization and Stock Purchase Agreement dated as of June 29, 1998, by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.*

          2(b)(ii) Amendment No. 1 to Reorganization, Recapitalization and Stock Purchase Agreement dated as of August 1, 1998, by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.*

          2(b)(iii)     Amendment  No. 2 dated as of September  30, 1998, to the
                        Reorganization,   Recapitalization  and  Stock  Purchase
                        Agreement  dated as of June 29, 1998, by and between The
                        Black & Decker Corporation,  True Temper Corporation and
                        True Temper Sports,  LLC,  included in the Corporation's
                        Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.*

          2(c)(i) Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding A.G., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.*

          2(c)(ii) Amendment No. 1 dated as of September 21, 1998, to the Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding A.G., included in the Corporation's Current Report on Form 8-K filed on October 15, 1998, is incorporated herein by reference.*

          2(c)(iii)     Amendment No. 2 dated  as of  November  20, 1998, to the
                        Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher
                        Holding A.G.

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

          4(g) Credit Agreement dated as of April 23, 1996, among the Corporation, Black & Decker Holdings Inc., Black & Decker, Black & Decker International Holdings B.V., Black & Decker G.m.b.H., Black & Decker (France) S.A.S., Black & Decker (Nederland) B.V. and Emhart Glass S.A., as Initial Borrowers, and the initial Lenders named therein, as Initial Lenders, and Credit Suisse, as
                        Administrative    Agent,   and   Citibank,    N.A.,   as
                        Documentation Agent, and NationsBank, N.A., as Syndication Agent, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

          4(h) Indenture dated as of June 26, 1998, by and between Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

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

          10(f) The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended.

          10(g) The Black & Decker Non-Employee Directors Stock Plan, included as Exhibit A to the Proxy Statement of the Corporation dated March 3, 1998, for the 1998 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

          10(h) The Black & Decker 1996 Stock Option Plan, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 333-51155), is incorporated herein by reference.

          10(i) The Black & Decker Performance Equity Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

          10(j) The Black & Decker Executive Annual Incentive Plan, included in the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

          10(k) The Black & Decker Management Annual Incentive Plan, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

          10(l) Amended and Restated Employment Agreement, dated as of November 1, 1995, by and between the Corporation and Nolan
                    D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

          10(m) Letter Agreement, dated February 1, 1975, by and between the Corporation and Alonzo G. Decker, Jr., included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

          10(n)(1) The Black & Decker Supplemental Pension Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

          10(n)(2) Amendment to The Black & Decker Supplemental Pension Plan dated as of May 21, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

          10(o)(1) The Black & Decker Executive Deferred Compensation Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

          10(o)(2) Amendment to The Black & Decker Executive Deferred Compensation Plan dated as of July 17, 1996, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

          10(p)(1) The Black & Decker Supplemental Retirement Savings Plan, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-65013), filed with the Commission on December 14, 1995, is incorporated herein by reference.

          10(p)(2) Amendment to The Black & Decker Supplemental Retirement Savings Plan dated as of April 22, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

          10(p)(3)  Amendment   No.  2  to  The  Black  &  Decker   Supplemental
                    Retirement Savings Plan dated as of July 16, 1998.

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

          10(v) Description of certain incidental benefits provided to executive officers of the Corporation, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

          10(w) Form of Amendment and Restatement of Severance Benefits Agreement by and between the Corporation and approximately
                    15 of its key employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

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

          10(aa) Severance Benefits Agreement, dated February 12, 1998, by and between the Corporation and Frederik B. van den Bergh.

          10(bb) Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Thomas M. Schoewe, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

          10(cc)(1) Letter Agreement dated May 9, 1997, between the Corporation and Frederik B. van den Bergh.

          10(cc)(2) Amendment to  Letter Agreement  between  the Corporation and
                    Frederik B. van den Bergh, dated April 21, 1998.

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

          99(e) Stock Purchase Agreement dated as of December 13, 1995, by and among the Corporation, PRC Investments Inc., PRC Inc. and Litton Industries, Inc., included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

          ----------

          *    Certain   schedules  and  attachments  have  been  omitted.   The
               Corporation agrees to provide a copy of these schedules and attachments to the Securities and Exchange Commission upon request.


          All other items are "not applicable" or "none".

(b)  Reports on Form 8-K
     The Corporation filed the following reports on Form 8-K during the three months ended December 31, 1998:

     On October 14, 1998, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the three and nine months ended September 27, 1998.

     On October 15, 1998, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 2 of that Form, stated that the Corporation had completed the recapitalization of its recreational products business, True Temper Sports, with an affiliate of Cornerstone Equity Investors, LLC. Also included in that Current Report on Form 8-K, filed pursuant to Item 7 of that Form, was the Corporation's pro forma financial information required to be filed due to the divestitures of the household products business in North America and Latin America (excluding Brazil) and the glass container-making and inspection equipment business, Emhart Glass, and the recapitalization of the recreational products business, True Temper Sports.

     All other items are "not applicable" or "none".


(c)  Exhibits
     The exhibits required by Item 601 of Regulation S-K are filed herewith.


(d)  Financial Statement Schedules and Other Financial Statements

     (1) The Financial Statement Schedule required by Regulation S-X is filed herewith.

     (2) The Unaudited Pro Forma Statement of Earnings for the year ended December 31, 1998, contemplated by Article 11 of Regulation S-X, reflecting the Corporation's sale during 1998 of the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil) and the glass container-forming and inspection equipment business, Emhart Glass, and the recapitalization of the recreational products business, True Temper Sports, is filed herewith.


           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 The Black & Decker Corporation and Subsidiaries
                              (Millions of Dollars)




                                           Balance       Additions                                Other
                                                At         Charged                              Changes           Balance
                                         Beginning        to Costs                                  Add            At End
Description                              of Period    and Expenses         Deductions           (Deduct)        of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
----------------------------
Reserve for doubtful accounts
     and cash discounts                     $ 47.8          $ 66.8             $ 65.8(A)         $ (4.5)(B)           $ 44.3
====================================================================================================================================

Year Ended December 31, 1997
----------------------------
Reserve for doubtful accounts
     and cash discounts                     $ 44.0          $ 70.0             $ 63.8(A)         $ (2.4)(B)           $ 47.8
====================================================================================================================================

Year Ended December 31, 1996
----------------------------
Reserve for doubtful accounts
     and cash discounts                     $ 43.1          $ 58.1             $ 56.7(A)         $  (.5)(B)           $ 44.0
====================================================================================================================================


(A) Accounts written off during the year and cash discounts taken by customers.

(B) Primarily includes currency translation adjustments and, for 1998, the write-off of $4.3 million of reserves associated with divested businesses.

UNAUDITED PRO FORMA FINANCIAL INFORMATION
The Black & Decker Corporation and Subsidiaries


The following unaudited pro forma consolidated statement of earnings for the year ended December 31, 1998, has been prepared by the Corporation to give effect to the sale of the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil) and the glass container-forming and inspection equipment business, Emhart Glass, and the recapitalization of the recreational products business, True Temper Sports (collectively, the "Divested Businesses"). For additional information with respect to the Divested Businesses, see Note 2 of Notes to Consolidated Financial Statements, included in Item 8 of Part II of this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of Part II of this report, under the caption "Strategic Repositioning."

     The unaudited pro forma consolidated statement of earnings for the year ended December 31, 1998, was prepared using the Corporation's consolidated statement of earnings for the year ended December 31, 1998, and assumes that the sales of the Divested Businesses took place on January 1, 1998.

     The unaudited pro forma consolidated statement of earnings has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which would actually have resulted had the sales of the Divested Businesses been made on the dates or for the periods indicated or which may result in the future.

     The actual consolidated financial statements of the Corporation will reflect the sales of the Divested Businesses only from the respective actual sales dates forward.

             PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                 The Black & Decker Corporation and Subsidiaries
                          Year Ended December 31, 1998
                 (Dollars in Millions Except Per Share Amounts)

                                                                                Less:
                                                                             Divested         Pro Forma          Pro Forma
                                                       As Reported         Businesses       Adjustments        As Adjusted
                                                   ----------------   ----------------      -----------    ----------------
Sales                                                   $  4,559.9         $    331.2                           $  4,228.7
   Cost of goods sold                                      2,951.0              235.4                              2,715.6
   Selling, general, and administrative
      expenses                                             1,124.9               75.7                              1,049.2
   Write-off of goodwill                                     900.0               40.0                                860.0
   Restructuring and exit costs                              164.7               17.1                                147.6
   Gain (loss) on sale of businesses                         114.5              127.2                                (12.7)
                                                   ----------------   ----------------                     ----------------
Operating Income (Loss)                                     (466.2)              90.2                               (556.4)
   Interest expense (net of interest income)                 114.4                 .1          $  (24.5)(a)           89.8
   Other expense                                               7.7                1.0                                  6.7
                                                   ----------------   ----------------      ------------   ----------------
Earnings (Loss) Before Income Taxes                         (588.3)              89.1              24.5             (652.9)
   Income taxes                                              166.5              102.6               8.6 (b)           72.5
                                                   ----------------   ----------------      ------------   ----------------
Net Earnings (Loss)                                     $   (754.8)        $    (13.5)         $   15.9         $   (725.4)
                                                   ================   ================      ============   ================


Net Earnings (Loss) Per Common
   Share -- Basic                                       $    (8.22)                                             $    (7.90)
                                                   ================                                        ================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                           91.8                                                    91.8
                                                   ================                                        ================
Net Earnings (Loss) Per Common
   Share -- Assuming Dilution                           $    (8.22)                                             $    (7.90)
                                                   ================                                        ================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                           91.8                                                    91.8
                                                   ================                                        ================

Notes to Unaudited Pro Forma Consolidated Statement of Earnings

Less:  Divested Businesses
--------------------------

These adjustments are made to eliminate the results of Divested Businesses--True Temper Sports, Emhart Glass, and the household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil). The results of the Divested Businesses eliminated do not reflect charges for certain Corporate overhead expenses historically allocated by the Corporation to these businesses. While the Corporation is taking action to realign its Corporate overhead structure in light of the sale of the Divested Businesses, such actions are prospective in nature and projected savings resulting from these actions are not reflected in the pro forma consolidated results.

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

Pro Forma Adjustments
---------------------

For purposes of the pro forma statement of earnings, it was assumed that the net cash proceeds (cash proceeds after selling expenses and taxes paid) from the Divestitures of approximately $625 million were used to reduce indebtedness.

For pro forma purposes, no interest income was assumed recognized on the $25.0 million note received by the Corporation in connection with the recapitalization of True Temper Sports. Such note, however, is interest bearing, with interest being added to the accreted amount of the note and not paid in cash. As more fully discussed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this report, the Corporation has fully reserved the note as of December 31, 1998.

(a) To reflect a pro forma reduction in net interest expense of $24.5 million based upon the Corporation's weighted average borrowing rate for the year ended December 31, 1998, of 6.45%. The pro forma adjustment is net of estimated actual interest earned on proceeds received during the year ended December 31, 1998. The effect of a 1/8th percentage point change in the Corporation's weighted average borrowing rate would impact pro forma net interest expense by $.4 million for the year ended December 31, 1998.

(b)  To reflect income taxes on entry (a) at the federal statutory rate.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    THE BLACK & DECKER CORPORATION

Date:    March 16, 1999             By      /s/NOLAN D. ARCHIBALD
         --------------                     ---------------------
                                            Nolan D. Archibald
                                            Chairman, President, and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                           Title                         Date
     ---------                           -----                         ----

Principal Executive Officer

/s/NOLAN D. ARCHIBALD                                             March 16, 1999
---------------------                                             --------------
Nolan D. Archibald                Chairman, President, and
                                  Chief Executive Officer

Principal Financial Officer

/s/THOMAS M. SCHOEWE                                              March 16, 1999
--------------------                                              --------------
Thomas M. Schoewe                 Senior Vice President and
                                  Chief Financial Officer

Principal Accounting Officer

/s/STEPHEN F. REEVES                                              March 16, 1999
--------------------                                              --------------
Stephen F. Reeves                 Vice President and
                                  Controller

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

          Nolan D. Archibald                       Alonzo G. Decker, Jr.
          Norman R. Augustine                      Anthony Luiso
          Barbara L. Bowles                        Mark H. Willes
          Malcolm Candlish


By   /s/NOLAN D. ARCHIBALD                                 Date:  March 16, 1999
     ---------------------                                        --------------
     Nolan D. Archibald
     Attorney-in-Fact