Form 10-Q
period 1999-04-04
BLACK & DECKER CORP
filed 1999-05-19
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended             April 4, 1999
                                          --------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number:              1-1553
                       ---------------------------------------------------------


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

The number of shares of Common Stock outstanding as of May 2, 1999:   86,997,148
                                                                      ----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

                                INDEX - FORM 10-Q

                                  April 4, 1999

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months Ended April 4, 1999 and March 29, 1998.............3

    Consolidated Balance Sheet
       April 4, 1999 (Unaudited) and December 31, 1998.........................4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Three Months Ended April 4, 1999 and March 29, 1998.............5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Three Months Ended April 4, 1999 and March 29, 1998.............6

    Notes to Consolidated Financial Statements (Unaudited).....................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk............24


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................25

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits and Reports on Form 8-K......................................27


SIGNATURES....................................................................28

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
                                                                   Three Months Ended
-------------------------------------------------------------------------------------------------
                                                         April 4, 1999       March 29, 1998
-------------------------------------------------------------------------------------------------
Sales                                                        $   978.5           $  1,008.3
   Cost of goods sold                                            628.2                658.3
   Selling, general, and administrative expenses                 271.9                279.9
   Write-off of goodwill                                            --                900.0
   Restructuring and exit costs                                     --                140.0
-------------------------------------------------------------------------------------------------
Operating Income (Loss)                                           78.4               (969.9)
   Interest expense (net of interest income)                      22.2                 28.4
   Other income                                                    1.5                   .3
-------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes                               57.7               (998.0)
   Income taxes (benefit)                                         18.5                (26.6)
-------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                          $    39.2           $   (971.4)
=================================================================================================



Net Earnings (Loss) Per Common Share -- Basic                $     .45           $   (10.21)
=================================================================================================
Shares Used in Computing Basic Earnings Per Share
   (in Millions)                                                  87.3                 95.1
=================================================================================================

Net Earnings (Loss) Per Common Share -- Assuming Dilution    $     .44           $   (10.21)
=================================================================================================
Shares Used in Computing Diluted Earnings Per
   Share (in Millions)                                            88.6                 95.1
=================================================================================================

Dividends Per Common Share                                   $     .12           $      .12
=================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

-------------------------------------------------------------------------------------------------
                                                         April 4, 1999
                                                           (Unaudited)    December 31, 1998
-------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                    $   130.2          $      87.9
Trade receivables                                                763.8                792.4
Inventories                                                      700.7                636.9
Other current assets                                             197.0                234.6
-------------------------------------------------------------------------------------------------
   Total Current Assets                                        1,791.7              1,751.8
-------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                   706.2                727.6
Goodwill                                                         758.3                768.7
Other Assets                                                     620.9                604.4
-------------------------------------------------------------------------------------------------
                                                             $ 3,877.1          $   3,852.5
=================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                        $   102.1          $     152.5
Current maturities of long-term debt                              88.2                 59.2
Trade accounts payable                                           400.4                348.8
Other accrued liabilities                                        702.0                814.2
-------------------------------------------------------------------------------------------------
   Total Current Liabilities                                   1,292.7              1,374.7
-------------------------------------------------------------------------------------------------
Long-Term Debt                                                 1,282.1              1,148.9
Deferred Income Taxes                                            277.3                279.9
Postretirement Benefits                                          262.8                263.5
Other Long-Term Liabilities                                      205.4                211.5
Stockholders' Equity
Common stock, par value $.50 per share                            43.5                 43.7
Capital in excess of par value                                   846.5                871.4
Retained earnings (deficit)                                     (207.8)              (236.6)
Accumulated other comprehensive income (loss)                   (125.4)              (104.5)
-------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                    556.8                574.0
-------------------------------------------------------------------------------------------------
                                                             $ 3,877.1          $   3,852.5
=================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)


--------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                       Outstanding              Capital in   Retained          Other          Total
                                            Common        Par    Excess of   Earnings  Comprehensive  Stockholders'
                                            Shares      Value    Par Value  (Deficit)  Income (Loss)         Equity
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997            94,842,544    $  47.4   $  1,278.2  $   562.0     $    (96.2)    $  1,791.4
Comprehensive income:
   Net loss                                     --         --           --     (971.4)            --         (971.4)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --         --          (19.8)         (19.8)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --     (971.4)         (19.8)        (991.2)
--------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --      (11.5)            --          (11.5)
Purchase and retirement of
   common stock                           (681,000)       (.3)       (33.5)        --             --          (33.8)
Common stock issued under
   employee benefit plans                  835,137         .4         16.9         --             --           17.3
--------------------------------------------------------------------------------------------------------------------
Balance at March 29, 1998               94,996,681    $  47.5   $  1,261.6  $  (420.9)    $   (116.0)    $    772.2
====================================================================================================================

Balance at December 31, 1998            87,498,424    $  43.7   $    871.4  $  (236.6)    $   (104.5)    $    574.0
Comprehensive income:
   Net earnings                                 --         --           --       39.2             --           39.2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --         --          (20.9)         (20.9)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --       39.2          (20.9)          18.3
--------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --      (10.4)            --          (10.4)
Purchase and retirement of
   common stock                           (610,900)       (.3)       (31.8)        --             --          (32.1)
Common stock issued under
   employee benefit plans                  178,498         .1          6.9         --             --            7.0
--------------------------------------------------------------------------------------------------------------------
Balance at April 4, 1999                87,066,022    $  43.5   $    846.5  $  (207.8)    $   (125.4)    $    556.8
====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
                                                                                    Three Months Ended
-------------------------------------------------------------------------------------------------------------
                                                                           April 4, 1999      March 29, 1998
-------------------------------------------------------------------------------------------------------------
Operating Activities
Net earnings (loss)                                                             $   39.2           $  (971.4)
Adjustments to reconcile net earnings (loss) to cash flow from operating activities:
   Non-cash charges and credits:
     Depreciation and amortization                                                  40.9                38.8
     Goodwill write-off                                                               --               900.0
     Restructuring and exit costs                                                     --               140.0
     Other                                                                           2.5                 6.2
   Changes in selected working capital items:
     Trade receivables                                                              15.6                89.4
     Inventories                                                                   (78.1)              (64.0)
     Trade accounts payable                                                         55.9                43.8
   Restructuring spending                                                           (7.3)               (4.6)
   Changes in other assets and liabilities                                         (73.5)             (164.4)
-------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                              (4.8)               13.8
-------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                                                    12.9                 3.3
Capital expenditures                                                               (30.0)              (32.2)
Cash inflow from hedging activities                                                 52.4                82.3
Cash outflow from hedging activities                                               (51.5)              (81.5)
-------------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                             (16.2)              (28.1)
-------------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                           (21.0)              (14.3)
Financing Activities
Net decrease in short-term borrowings                                              (47.1)              (97.4)
Proceeds from long-term debt (including revolving credit facility)                 481.2               202.6
Payments on long-term debt (including revolving credit facility)                  (328.6)             (162.0)
Redemption of preferred stock of subsidiary                                           --               (41.7)
Purchase of common stock                                                           (32.1)              (33.8)
Issuance of common stock                                                             3.8                11.8
Cash dividends                                                                     (10.4)              (11.5)
-------------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                              66.8              (132.0)
Effect of exchange rate changes on cash                                             (3.5)               (1.7)
-------------------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents                                    42.3              (148.0)
Cash and cash equivalents at beginning of period                                    87.9               246.8
-------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                      $  130.2           $    98.8
=============================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three-month period ended April 4, 1999, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.
     Certain amounts presented for the three months ended March 29, 1998, have been reclassified to conform with the 1999 presentation.
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is currently required to be adopted for years beginning after June 15, 1999. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings. The Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

NOTE 2: STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, on January 26, 1998, the Corporation's Board of Directors approved a comprehensive strategic repositioning plan designed to intensify focus on core operations and improve operating performance. The plan includes the following components: (i) the divestiture of the household products business in North America, Latin America, and Australia, the recreational products business, and the glass container-forming and inspection equipment business;
(ii) the repurchase of up to 10% of the Corporation's then outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses.
     The Corporation sold its household products business (other than certain assets associated with the Corporation's cleaning and lighting products) in North America, Central America, the

Caribbean, South America (excluding Brazil), and Australia, principally in the second quarter of 1998. The Corporation continues to evaluate various alternatives with respect to its household products business in Brazil. The Corporation completed the sale of Emhart Glass, its glass container-forming and inspection equipment business, during the third quarter of 1998 and completed the recapitalization of True Temper Sports, its recreational products business, during the fourth quarter of 1998.
     As of December 31, 1998, the Corporation had repurchased 9,025,400 shares of its outstanding common stock under the strategic repositioning plan, of which 681,000 shares were repurchased during the three months ended March 29, 1998, at an aggregate cost of $33.8 million. During the three months ended April 4, 1999, the Corporation repurchased an additional 610,900 shares of common stock at an aggregate cost of $32.1 million. The stock repurchase element of the strategic repositioning plan is now complete. Subsequent to the announcement of the strategic repositioning, the Corporation's Board of Directors authorized the repurchase of an incremental 2,000,000 shares of the Corporation's outstanding common stock with the intention of reducing the dilutive effect of stock issuances under various stock-based employee benefit plans.
    The restructuring program announced in January 1998 will be completed over a period of two years and is being undertaken to reduce fixed costs. During the three months ended March 29, 1998, the Corporation recognized restructuring and exit costs of $140.0 million.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during the first quarter of 1998. That goodwill write-off represented a per-share net loss of $9.46 both on a basic and diluted basis for the quarter ended March 29, 1998. The write-off of goodwill related to the Building Products segment and the Fastening and Assembly Systems segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, and represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows. This change represented a change in accounting principle that is indistinguishable from a change in estimate.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                         April 4, 1999        December 31, 1998
--------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process          $  179.9                 $  173.5
   Finished products                             539.7                    482.3
--------------------------------------------------------------------------------
                                                 719.6                    655.8
Excess of FIFO cost over LIFO inventory value    (18.9)                   (18.9)
--------------------------------------------------------------------------------
                                              $  700.7                 $  636.9
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                         April 4, 1999        December 31, 1998
--------------------------------------------------------------------------------
Goodwill                                    $  1,296.9               $  1,300.9
Less accumulated amortization                    538.6                    532.2
--------------------------------------------------------------------------------
                                            $    758.3               $    768.7
================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $604.8 million and $412.4 million were included in the Consolidated Balance Sheet at April 4, 1999, and December 31, 1998, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                                   Three Months Ended
                                         April 4, 1999           March 29, 1998
--------------------------------------------------------------------------------
Interest expense                                $ 30.2                   $ 36.6
Interest (income)                                 (8.0)                    (8.2)
--------------------------------------------------------------------------------
                                                $ 22.2                   $ 28.4
================================================================================

NOTE 7: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

                                          Reportable Business Segments
                                   -------------------------------------------
                                                             Fastening                     Currency      Corporate,
                                     Power Tools  Building  & Assembly             All  Translation    Adjustments,
Three Months Ended April 4, 1999   & Accessories  Products     Systems   Total  Others  Adjustments  & Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $643.0    $214.8      $126.4  $984.2   $  --       $ (5.7)       $    --       $  978.5
Segment profit (loss)
 (for Consolidated, operating income)       39.6      26.0        21.2    86.8      --          (.5)          (7.9)          78.4
Depreciation and amortization               21.3       8.8         3.9    34.0      --          (.3)           7.2           40.9
Capital expenditures                        20.1       7.2         3.1    30.4      --          (.5)            .1           30.0

Three Months Ended March 29, 1998
----------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers           $581.6    $189.6      $118.3  $889.5  $130.2       $(11.4)       $    --       $1,008.3
Segment profit (loss)
 (for Consolidated, operating income
 before restructuring and exit costs
 and write-off of goodwill)                 31.9      24.8        19.2    75.9     4.1         (1.8)          (8.1)          70.1
Depreciation and amortization               22.8       6.1         3.2    32.1      --          (.4)           7.1           38.8
Capital expenditures                        17.5       9.3         2.0    28.8     3.5          (.3)            .2           32.2

     The Corporation operates in three reportable business segments: Power Tools and Accessories, Building Products, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of plumbing products to customers outside North America and for sales of the retained household products business. The Building Products segment has worldwide responsibility for the manufacture and sale of security hardware and for the manufacture of plumbing products as well as responsibility for the sale of plumbing products to customers in North America. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation also operated several businesses that do not constitute reportable business segments. These businesses included the manufacture and sale of glass container-forming and inspection equipment, as well as recreational and household products. In 1998, the Corporation completed the sale or recapitalization of its glass container-forming and inspection equipment business, Emhart Glass; its recreational products business, True Temper Sports; and its household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Latin America (excluding Brazil), and Australia. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America, and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations, and the results of operations and financial positions of these businesses have been included in the consolidated financial statements through the dates of consummation of the respective transactions. Amounts relating to these businesses are included in the preceding table under the caption "All Others." The results of the household products businesses included under the caption "All Others" are based upon certain assumptions and allocations. The household products businesses sold during 1998 were jointly operated with the cleaning and lighting products businesses retained by the Corporation. Further, the Corporation's divested household products businesses in Australia and Latin America (excluding Brazil) were operated jointly with the Corporation's power tools and accessories businesses. Accordingly, the results of the household products businesses included in the segment table above under the caption "All Others" were determined using certain assumptions and
allocations   that  the   Corporation   believes   are   reasonable   under  the
circumstances.
     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside the United States, except those units operating in highly inflationary economies, are measured using the local currency as the functional currency. For these units located outside the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually, and once established all prior period segment data is restated to reflect the newly established budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments," "All Others," and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's current budgeted exchange rates. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs and, for 1998, the write-off of goodwill. For certain operations located in Brazil, Mexico, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. No corporate expenses have been allocated to divested businesses. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or nonrecurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the Corporation's various segments in a later period.

     Amounts in the preceding table under the caption "Corporate, Adjustments, & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and consolidated goodwill amortization.
     The reconciliation of segment profit to the Corporation's earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

                                                                                 Three Months Ended
-------------------------------------------------------------------------------------------------------------
                                                                        April 4, 1999         March 29, 1998
-------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                        $   86.8               $   75.9
Segment profit for all other businesses                                            --                    4.1
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                              (.5)                  (1.8)
   Depreciation of Corporate property and
     amortization of goodwill                                                    (7.2)                  (7.1)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                             8.2                    8.3
   Adjustment to eliminate net interest and non-operating
     expenses from results of certain operations in Brazil,
     Mexico, Venezuela, and Turkey                                                 .5                    1.5
   Other adjustments booked in consolidation directly
     related to reportable business segments                                     (3.7)                  (1.4)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
   eliminations, and other amounts identified above                              (5.7)                  (9.4)
-------------------------------------------------------------------------------------------------------------
Operating income before restructuring and exit costs and
   write-off of goodwill                                                         78.4                   70.1
Restructuring and exit costs                                                       --                  140.0
Write-off of goodwill                                                              --                  900.0
-------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                                       78.4                 (969.9)
Interest expense, net of interest income                                         22.2                   28.4
Other income                                                                      1.5                     .3
-------------------------------------------------------------------------------------------------------------
   Earnings (loss) before taxes                                              $   57.7               $ (998.0)
=============================================================================================================

NOTE 8: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

                                                                                 Three Months Ended
(Amounts in Millions Except Per Share Data)                             April 4, 1999         March 29, 1998
-------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss)                                                       $   39.2               $ (971.4)
=============================================================================================================
Denominator:
   Average number of common shares outstanding
     for basic earnings per share                                                87.3                   95.1

   Employee stock options and stock issuable
     under employee benefit plans                                                 1.3                     -- (a)
-------------------------------------------------------------------------------------------------------------
   Average number of common shares outstanding
     for diluted earnings per share                                              88.6                   95.1
=============================================================================================================
Basic earnings (loss) per share                                              $    .45               $ (10.21)
=============================================================================================================
Diluted earnings (loss) per share                                            $    .44               $ (10.21)
=============================================================================================================

(a) Due to the net loss incurred by the Corporation for the three-month period ended March 29, 1998, the assumed exercise of stock options and stock issuable under employee benefit plans is anti-dilutive. Accordingly, the effect of 1.8 million shares, representing the dilutive effect of those stock options and shares issuable, was excluded from the calculation of diluted earnings per share for the quarter ended March 29, 1998. As a result, the financial statements reflect diluted earnings per share equal to basic earnings per share for the quarter ended March 29, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $39.2 million or $.44 per share on a diluted basis for the three-month period ended April 4, 1999, compared to a net loss of $971.4 million or $10.21 per share on a diluted basis for the three-month period ended March 29, 1998. The net loss for the quarter ended March 29, 1998, included a write-off of $900.0 million of goodwill through a non-cash charge to operations and a pre-tax restructuring charge of $140.0 million ($100.0 million net of tax). Excluding both the restructuring charge and goodwill write-off, net earnings for the quarter ended March 29, 1998, would have been $28.6 million or $.29 per share on a diluted basis.

STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Strategic Repositioning", included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, on January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
     The first element of the strategic repositioning plan is to focus the Corporation on its core operations -- that is, those strategic businesses that the Corporation believes are capable of delivering superior operating and financial performance. The Corporation substantially completed this aspect of the strategic repositioning plan through the sale or recapitalization of the following non-strategic businesses: True Temper Sports, its recreational products business, in the fourth quarter of 1998; Emhart Glass, its glass container-forming and inspection equipment business, in the third quarter of 1998; and the household products business (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Latin America (excluding Brazil), and Australia, the majority of which was sold in the second quarter of 1998.
     The net proceeds from the sale of these businesses were used to fund the second element of the strategic repositioning plan -- the planned repurchase of approximately 10% of the Corporation's then outstanding common shares over a two-year period. During the year ended December 31, 1998, the Corporation repurchased 9,025,400 common shares, of which 681,000 were repurchased during the quarter ended March 29, 1998, at an aggregate cost of $33.8 million. During the period from January 1, 1999, through April 4, 1999, the Corporation purchased an additional 610,900 shares of common stock at an aggregate cost of $32.1 million.
     The third element of the strategic repositioning plan involves a major restructuring program, which is being undertaken to reduce fixed costs. As part of the restructuring program, the Corporation is making significant changes to its European power tools and accessories businesses by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe are being accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business is rationalizing its manufacturing plant network, resulting in the closure of a number of manufacturing plants. The restructuring program also includes actions to improve the cost position of other businesses.

     This restructuring program resulted in a pre-tax charge of $140.0 million during the three months ended March 29, 1998 ($100.0 million after tax). During the three months ended April 4, 1999, the Corporation recognized $8.9 million of additional pre-tax restructuring and exit costs associated with restructuring of North American accessories packaging operations and Latin American power tools operations, and as a result of the settlement of claims associated with a divested business. That $8.9 million charge was offset, however, by a gain realized on the sale in the first quarter of 1999 of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge. Additional actions are possible as the program progresses in 1999.
     A summary of the Corporation's restructuring activity during 1999 is as follows:

                                                       Reserve Established    Utilization of Reserve
                                           Reserve at      in 1999, Net of    ----------------------    Reserve at
(Dollars in Millions)               December 31, 1998      Gain Recognized       Cash     Non-Cash   April 4, 1999
-------------------------------------------------------------------------------------------------------------------
Severance benefits and cost of
   voluntary retirement program                 $39.9                $ 4.4      $(7.3)       $  --           $37.0
Asset write-offs                                   --                   .5         --          (.5)             --
Other charges                                    10.9                 (4.9)        --          3.0             9.0
-------------------------------------------------------------------------------------------------------------------
Total                                           $50.8                $  --      $(7.3)       $ 2.5           $46.0
===================================================================================================================

     In the preceding table, the negative $3.0 million non-cash reserve usage in 1999 represents $5.9 million of non-cash reserve usage offset by the $8.9 million gain on the sale of the facility described above.
     In addition to the restructuring charge, the Corporation anticipates that related expenses of approximately $60 million will be charged to operations over a two-year period as the restructuring program progresses, $44.4 million of which were recognized during the year ended December 31, 1998. These related expenses, which are incremental to the plans being implemented, do not qualify as restructuring or exit costs under generally accepted accounting principles. During the three-month periods ended April 4, 1999, and March 29, 1998, the Corporation recognized $3.5 million and $5.6 million, respectively, of expenses related to the restructuring program.
     Benefits from the restructuring actions taken in 1998 and 1999 are expected to approximate $100 million on an annual, pre-tax basis once the restructuring plan is fully implemented.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the sold businesses, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility because decreases in projected discounted cash flows of certain businesses will result in timely recognition of future impairment. This change in method of measuring goodwill impairment represents a change in accounting principle that is indistinguishable from a change in estimate.
     In connection with this change in accounting with respect to the measurement of goodwill impairment, the Corporation recognized a non-cash charge of $900.0 million in the first quarter of

1998 ($9.46 per share both on a basic and diluted basis for the quarter ended March 29, 1998). The $900.0 million write-down, which related to goodwill associated with the Corporation's Fastening and Assembly Systems segment and the Building Products segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended April 4, 1999, and March 29, 1998:

                          ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------
                                               For the Three Months Ended
(Dollars in Millions)                    April 4, 1999          March 29, 1998
--------------------------------------------------------------------------------
Total sales                                   $  978.5                $1,008.3
Unit volume - existing                              13 %                     3 %
            - disposed                             (14)%                    -- %
Price                                               (2)%                    (1)%
Currency                                            -- %                    (3)%
--------------------------------------------------------------------------------
Change in total sales                               (3)%                    (1)%
================================================================================

Note: In the above table and in the following discussion, existing unit volume relates to businesses where period-to-period comparability exists. Disposed unit volume relates to businesses where period-to-period comparability does not exist due to the sale or recapitalization of a particular business. For the three months ended April 4, 1999, disposed unit volume relates to sales of the household products business (excluding assets associated with the cleaning and lighting product lines retained by the Corporation) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil); the glass container-forming and inspection equipment business, Emhart Glass; and the recreational products business, True Temper Sports; all of which were sold or recapitalized during 1998.

     Total consolidated sales for the three months ended April 4, 1999, decreased by 3% from the 1998 level. Pricing actions, taken in response to competitive pressures and as a result of volume-related price reductions associated with higher unit volumes in the North American power tools and accessories business, had a 2% negative effect on sales for the first quarter of 1999 as compared to the corresponding period in 1998. Total unit volume declined by 1% during the three months ended April 4, 1999, from the 1998 levels, as a 13% rate of growth in unit volume in the Corporation's existing businesses was more than offset by unit volume declines associated with the divested household products, recreational products, and glass container-forming and inspection equipment businesses. A contributing factor to the 13% rate of growth in existing unit volume was the inclusion of four additional business days in the first quarter of 1999 as compared to the first quarter of 1998 due to the timing of the Corporation's fiscal calendar.

EARNINGS
Operating income for the three months ended April 4, 1999, was $78.4 million compared to an operating loss of $969.9 million for the corresponding period in 1998. Excluding the effects of the $140.0 million restructuring charge and the $900.0 million write-off of goodwill, both recognized in the first quarter of 1998, operating income for the first quarter of 1999 increased by 12% from $70.1 million for the first quarter of 1998 to $78.4 million for the first quarter of 1999. Operating income as a percentage of sales was 8.0% for the three-month period ended April 4, 1999, compared to 7.0% for the corresponding period in 1998, excluding the restructuring charge and write-off of goodwill.
     Operating results for the three months ended April 4, 1999, and March 29, 1998, included $3.5 million and $5.6 million, respectively, of expenses directly related to the restructuring program undertaken that do not qualify as restructuring or exit costs under generally accepted accounting principles. Excluding the effects of these restructuring-related expenses, as well as the restructuring charge and the write-off of goodwill recognized in 1998, operating income for the three months ended April 4, 1999, would have increased by 8% from $75.7 million, or 7.5% of sales, for the first quarter of 1998 to $81.9 million, or 8.4% of sales, for the first quarter of 1999. This improvement in operating income as a percentage of sales was experienced both in the Power
Tools and Accessories and in the Fastening and Assembly Systems segments and offset a decline in the Building Products segment. Operating income as a percentage of sales for the three-month period ended April 4, 1999, also benefited from the absence of the less profitable divested businesses.
     Gross margin as a percentage of sales was 35.8% and 34.7% for the three-month periods ended April 4, 1999, and March 29, 1998, respectively. The increase in gross margin during the first quarter of 1999 compared to the prior year primarily resulted from increased productivity, the absence of lower margin products in the divested businesses, and cost benefits resulting from restructuring actions taken, partially offset by negative pricing actions.
     Selling, general, and administrative expenses as a percentage of total sales was 27.8% for both the three-month periods ended April 4, 1999, and March 29, 1998.
     Net interest expense (interest expense less interest income) for the three-month period ended April 4, 1999, was $22.2 million as compared to $28.4 million for the three-month period ended March 29, 1998. The lower level of net interest expense in the first quarter of 1999 as compared to the first quarter of 1998 was primarily the result of lower borrowing levels.
     The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the quarter ended April 4, 1999, the Corporation's portfolio increased as a result of entering into new fixed to variable rate interest rate swaps with an aggregate notional principal amount of $25.0 million. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 54% at April 4, 1999, compared to 47% at December 31, 1998.
     Other income for the three-month periods ended April 4, 1999, and March 29, 1998, was not significant.
     The Corporation recognized income tax expense of $18.5 million on pre-tax earnings of $57.7 million, which equates to a reported tax rate of 32% for the first quarter of 1999. The Corporation recognized an income tax benefit of $26.6 million on a pre-tax loss of $998.0 million for the three months ended March 29, 1998. Excluding the income tax benefit of $40.0 million related to the pre-tax restructuring charge of $140.0 million and the non-deductible write-off of goodwill in the amount of $900.0 million, both recognized in the quarter ended March 29, 1998, the Corporation's reported tax rate for the first quarter of 1998 would have been 32%.
     The Corporation reported net income of $39.2 million, or $.44 per share on a diluted basis, for the three-month period ended April 4, 1999. The Corporation reported a net loss of $971.4 million, or $10.21 per share both on a basic and diluted basis, for the three-month period ended March 29, 1998, principally as a result of the restructuring charge and goodwill write-off during that period.
     Because the Corporation reported a net loss for the quarter ended March 29, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive -- that is, decrease the per-share loss. For comparative purposes, however, the Corporation believes that the dilutive effect of stock options should be considered when evaluating the Corporation's performance excluding the restructuring charge and goodwill write-off. If the dilutive effect of stock options were considered, net earnings excluding the after-tax restructuring charge and goodwill write-off would have been $28.6 million ($.29 per share on this diluted basis) for the quarter ended March 29, 1998.

BUSINESS SEGMENTS
As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Building Products, and Fastening and Assembly Systems.

Power Tools and Accessories
---------------------------
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

For the Three Months Ended               April 4, 1999           March 29, 1998
--------------------------------------------------------------------------------
Sales to unaffiliated customers               $  643.0                 $  581.6
Segment profit                                    39.6                     31.9
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 1999 increased 11% over the 1998 level despite negative pricing actions taken in response to competitive pressures and as a result of volume-related price reductions. Sales of power tool products in North America benefited from double-digit rates of growth in sales of the DEWALT(R) professional power tools, consumer tools, and outdoor products lines. In addition, sales of accessories in North America during 1999 increased at double-digit rates from the 1998 level.
     Sales in Europe decreased at a low single-digit rate in the first quarter of 1999 from the 1998 level, primarily as a result of sales weakness in Germany and Eastern Europe. Throughout Europe, decreased sales of consumer power tools and accessories, household products and outdoor products during the quarter ended April 4, 1999, compared to the corresponding period in 1998, more than offset increased sales of professional power tools.
     Sales in other geographic areas declined at a high single-digit rate in the first quarter of 1999 from the 1998 levels. This decline, however, was not significant to the Corporation in absolute terms.

     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 6.2% in the first quarter of 1999 compared to 5.5% in 1998. This improvement was driven by higher gross margins in North America and Europe, which were the result of restructuring benefits and higher manufacturing volumes, that more than offset negative price pressures.

Building Products
-----------------
Segment sales and profit for the Building Products segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

For the Three Months Ended               April 4, 1999           March 29, 1998
--------------------------------------------------------------------------------
Sales to unaffiliated customers               $  214.8                 $  189.6
Segment profit                                    26.0                     24.8
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Building Products segment increased by 13% for the three months ended April 4, 1999, over the 1998 level, due principally to strong sales of security hardware in North America. This sales growth, however, was in comparison to relatively weak sales in the first quarter of 1998. Sales of security hardware in Europe for the first quarter of 1999 approximated the prior year level. Sales of plumbing products in North America increased at a low single-digit rate in the first quarter of 1999 over the 1998 level.
     Segment profit as a percentage of sales for the Building Products segment was 12.1% in the first three months of 1999 compared to 13.1% in 1998. Segment profit as a percentage of sales in 1999 declined from the 1998 level as decreased profitability with respect to security hardware products, principally associated with manufacturing inefficiencies, more than offset profitability gains in plumbing products which stemmed from productivity initiatives and headcount reductions.

Fastening and Assembly Systems
------------------------------
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

For the Three Months Ended               April 4, 1999           March 29, 1998
--------------------------------------------------------------------------------
Sales to unaffiliated customers               $  126.4                 $  118.3
Segment profit                                    21.2                     19.2
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 7% in the first quarter of 1999 over the 1998 level, due in part to strong sales of new products and strong results with automotive customers in North America and Europe.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 16.2% in the first quarter of 1998 to 16.8% in 1999 as a result of productivity initiatives which more than offset negative price pressure.

INTEREST RATE SENSITIVITY
Due to the change during the quarter ended April 4, 1999, described above, in the Corporation's interest rate hedge portfolio, the following table provides information as of April 4, 1999, about the portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.


Notional Principal Amounts and Interest Rate Detail by Contractual Maturity Dates


                                                        Year Ending Dec. 31,                                   Fair Value
                            9 Mos. Ending   -----------------------------------------                           (Assets)/
(U.S. Dollars in Millions)  Dec. 31, 1999    2000       2001         2002       2003    Thereafter    Total   Liabilities
--------------------------------------------------------------------------------------------------------------------------
Interest Rate Derivatives
Interest Rate Swaps
  (all U.S. dollar denomi-
  nated)
Fixed to variable rates            $   --  $ 50.0     $   --       $   --     $125.0      $  275.0  $ 450.0      $     .4
  Average pay rate (a)
  Average receive rate                       5.54%                              6.02%         6.01%    5.96%
Fixed U.S. rates to fixed
  foreign rates (b)
    To Japanese yen                $100.0  $   --     $   --       $   --     $   --      $     --  $ 100.0      $  (17.6)
      Average pay rate (in
       Japanese yen) (c)             1.99%                                                             1.99%
      Average receive rate           6.66%                                                             6.66%
    To deutsche marks              $100.0  $   --     $   --       $   --     $   --      $     --  $ 100.0      $  (16.3)
      Average pay rate (in
       deutsche marks) (d)           4.73%                                                             4.73%
      Average receive rate           6.64%                                                             6.64%
    To Dutch guilders              $ 50.0  $   --     $   --       $   --     $   --      $     --  $  50.0      $  (11.6)
      Average pay rate (in
       Dutch guilders) (e)           4.58%                                                             4.58%
      Average receive rate           6.77%                                                             6.77%
--------------------------------------------------------------------------------------------------------------------------


(a) The average pay rate is based upon 6-month forward LIBOR, except for $150.0 million in notional amount which matures after 2003 and is based upon 3-month forward LIBOR.
(b) The indicated fair values of interest rate swaps that swap from fixed U.S. rates to fixed foreign rates include the fair values of the exchange of the notional principal amounts at the end of the swap terms as well as the exchange of interest streams over the life of the swaps. The fair values of the currency exchange are also included in the disclosures of foreign currency exchange rate sensitivity included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.
(c) The average pay rate (in Japanese yen) is based upon a notional principal amount of 10.9 billion Japanese yen.
(d) The average pay rate (in deutsche marks) is based upon a notional principal amount of 153.3 million deutsche marks.
(e) The average pay rate (in Dutch guilders) is based upon a notional principal amount of 85.9 million Dutch guilders.


IMPACT OF YEAR 2000
The year 2000 ("Y2K") issue arises out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. As a result, computer programs with date-sensitive software or equipment with embedded date-sensitive technology may recognize a two-digit code for any year in the next century as related to this century. For example, "00," entered in a date-field for the year "2000," may be interpreted as the year "1900." This error may result in system or equipment failures or miscalculations and disruptions of operations, including, among other things, an inability to process transactions or engage in other normal business activities.
     The Corporation is taking action to minimize the impact of Y2K issues in its business. These actions, which are being separately undertaken by each of the Corporation's businesses and monitored by the Corporation on a centralized basis, are categorized into the following phases: (i) awareness, during which the businesses conduct Y2K awareness meetings and establish Y2K project offices;
(ii) assessment, during which the businesses complete inventories of Y2K issues, determine remediation strategies, and assign priorities to various remediation efforts based, in part, on the significance of the individual system or location to the businesses' overall operations; (iii) remediation, during which the businesses take the necessary actions to renovate, upgrade, replace, or retire systems that are not Y2K compliant; (iv) testing, during which remediation actions are evaluated for effectiveness; and (v) implementation, during which remediation actions are integrated into the production environment. These phases are being evaluated separately for each of the businesses' significant Y2K exposures, which consist of: (i) software and hardware; (ii) manufacturing equipment; (iii) facilities equipment; (iv) key customers; (v) key suppliers; and (vi) products.
     For each of the businesses' significant Y2K exposures, the awareness, assessment and remediation phases have been completed and approximately 80% of the testing has been completed. Further testing is planned for the second quarter of 1999. Surveys of key customers, suppliers, and partners for Y2K compliance generally have been completed, with a response rate in the 80% to 100% range. Selective customer review meetings have been held, and others are planned. The Corporation has been certified for electronic data interface (EDI) transactions by the National Retailers Federation. Key suppliers have been or are being identified for further surveys, reviews, testing, and evaluation. Contingency planning with critical suppliers is planned or is, in some cases, completed. Evaluation of the Corporation's products has been completed without identification of any significant Y2K impact. To date, the Corporation has not discovered any significant Y2K issues related to embedded systems that management expects, after taking into account the Corporation's Y2K evaluation and remediation program, will have a material adverse effect on the continuity of the Corporation's business. Remediation and testing of embedded systems is approximately 80% complete with planned completion in the second quarter of 1999.
     Each of the Corporation's businesses have established key milestones for completion of the remediation, testing, and implementation phases of the Y2K program. In general, these milestones call for completion of the testing and implementation phases for all critical systems by no later than the end of the second quarter of 1999 so that any slippage in the milestones for these critical systems can be corrected in the third quarter of 1999. For non-critical systems, these milestones generally call for completion of the remediation phase by no later than the end of the second quarter of 1999 and completion of the testing and implementation phases by no later than the end of the third quarter of 1999 so that any slippage in milestones can be corrected in the fourth quarter of 1999.
     In order to improve operating performance over the last several years, the Corporation has undertaken or commenced a number of significant systems initiatives, including a major reengineering of supply-chain and distribution systems throughout the world. In the North American Power Tools business, for example, the Corporation has implemented advanced supply-chain management systems and SAP information systems. Although the Corporation's systems initiatives were unrelated to concerns over the Y2K issue, an ancillary benefit of many of these systems improvements is that the new systems are Y2K compliant. During the last several years, the Corporation has spent approximately $11 million to address issues related to the Y2K problem. During the remainder of 1999, the Corporation expects to spend an additional $4 million to address Y2K issues, of which approximately $2 million is attributable to new systems initiatives in Europe that have been accelerated to address Y2K issues. These costs include internal information systems resources redirected to the Corporation's Y2K program. Other costs for implementing systems improvements within the Corporation that were planned primarily for operational and supply-chain improvements and were not accelerated as a result of Y2K concerns are not included in the foregoing costs. The external costs associated with these systems improvements, which are significant, generally have been capitalized as part of other assets. The internal information systems department costs that are included above as Y2K costs are expensed as incurred, are being funded by cash flow from operations, and are not expected to have a material adverse effect on the Corporation.
     Management believes that the Corporation has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Corporation has not yet completed all necessary phases of its Y2K program. In the event that the Corporation does not complete any additional phases of its program, significant subsidiaries of the Corporation would be unable to take customer orders, manufacture or ship products, invoice customers, or collect payments. In addition, although the Corporation has undertaken surveys of key customers, suppliers, and partners to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to remediate their own Y2K issues, there is no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted. If those systems are not updated or otherwise are not Y2K compliant, the inability of the Corporation to interface effectively with these third parties could have a material adverse effect on the Corporation and its financial condition and operating and financial performance. In addition, disruptions to the economy generally resulting from Y2K issues could also materially adversely affect the Corporation. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.
     The Corporation has contingency plans for certain critical applications and is in the process of developing such plans for other critical applications in the event that remediation milestones are not achieved. Such contingency plans involve consideration of a number of possible actions, including, to the extent necessary, manual workarounds, temporary increases in inventories, and adjustments to staffing strategies. The Corporation is also considering methods for "early warning" of problems related to Y2K with rapid escalation and resolution through teams of in-house and outside experts. The Corporation intends to develop additional contingency plans with its customers, suppliers, and partners during 1999 based on risks and possible business impact.

FINANCIAL CONDITION
Operating activities used cash of $4.8 million for the three months ended April 4, 1999, compared to $13.8 million of cash provided for the corresponding period in 1998. This decreased cash generation was principally the result of an increase in working capital in the quarter ended April 4, 1999, as compared to the corresponding quarter in 1998. The working capital increase primarily relates to higher trade receivables due to sales growth in the Corporation's existing businesses and increased inventory levels to support higher sales levels.

     Investing activities for the three months ended April 4, 1999, used cash of $16.2 million compared to $28.1 million of cash used in the corresponding period in 1998. This lower cash usage in 1999 was principally due to increased proceeds from the disposal of assets in the first quarter of 1999 compared to the corresponding period in 1998.
     Financing activities generated cash of $66.8 million for the three months ended April 4, 1999, compared to cash used of $132.0 million in the first three months of 1998. The change is primarily the result of increased borrowings under short-term credit lines and the Corporation's revolving credit facility at the end of the first quarter of 1999 over the 1998 year-end level as compared to the decline in such borrowings that occurred at the end of the first quarter of 1998 from the 1997 year-end level.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Effective with this filing, the Corporation has modified its definition of free cash flow to be cash flow from operating activities of continuing operations, less capital expenditures of continuing operations, plus proceeds from the disposal of assets (excluding proceeds from business sales). The revised definition is intended to represent cash generation available to all capital providers. The Corporation's prior definition was oriented towards creditors. It is the Corporation's intention, when reporting historical information, to exclude changes in its accounts receivable sale program from free cash flow. The accounts receivable sale program was discontinued in 1996. Free cash flow can now be derived directly from the relevant captions on the Consolidated Statement of Cash Flows.
     Based on the revised definition, during the three months ended April 4, 1999, the Corporation experienced negative free cash flow of $21.9 million compared to negative free cash flow of $15.1 million for the corresponding period in 1998. The negative free cash flow for the quarter ended April 4, 1999, resulted from the normal seasonal working capital build offset by favorable cash taxes paid compared to the corresponding period in 1998. Calculated on the basis of the revised definition, free cash flow was $240.7 million, $163.5 million, and $298.6 million for the years ended December 31, 1998, 1997, and 1996, respectively.
     Average debt maturity was 6.1 years at April 4, 1999, compared to 6.7 years at December 31, 1998.
     During the quarter ending April 4, 1999, the Corporation's credit rating was upgraded from BBB- to BBB by Standard & Poor's Rating Services.


FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1998 and 1999 and scheduled for introduction in 1999; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the

Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998; the degree of working capital investment required to meet customer service levels; gradual improvement in the economic environment in Asia and Latin America; and economic growth in North America which more than offsets economic softness in Europe.
     In addition to the foregoing, the Corporation's ability to realize the anticipated benefits of the restructuring actions undertaken in 1998 and 1999 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date. The ability to achieve certain sales and profitability targets and cash flow projections also is dependent upon the Corporation's ability to identify appropriate selected acquisitions that are complementary to the Corporation's existing businesses at acquisition prices that are consistent with these objectives.
     The incremental costs of the year 2000 program and the time by which the Corporation believes it will complete the year 2000 remediation, testing, and implementation phases, as well as new systems initiatives that are year 2000-compliant, are based upon management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is included in Item 2 of Part I of this report under the caption "Interest Rate Sensitivity" and in the sixth paragraph under the caption "Earnings" and is incorporated by reference herein. In addition, reference is made to Item 7A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of April 4, 1999, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
     Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 1999 Annual Meeting of Stockholders was held on April 27, 1999, for the election of directors and to ratify the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1999. A total of 78,695,329 of the 87,290,269 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                                               Number of Shares
                                      Number of Shares                AUTHORITY
         Directors                           VOTED FOR                 WITHHELD
     ---------------------------------------------------------------------------

         Nolan D. Archibald                 78,409,710                  285,619
         Alonzo G. Decker, Jr.              78,420,721                  274,608
         Norman R. Augustine                77,003,690                1,691,639
         Barbara L. Bowles                  78,463,624                  231,705
         Malcolm Candlish                   78,430,552                  264,777
         Manuel A. Fernandez                78,168,402                  526,927
         Anthony Luiso                      78,457,528                  237,801
         Mark H. Willes                     78,455,251                  240,078

     (2) Ratified the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 1999 by an affirmative vote of 78,441,700; votes against ratification were 80,345; and abstentions were 173,284.

No other matters were submitted to a vote of the stockholders at the meeting.


ITEM 5. OTHER INFORMATION
On April 21, 1999, the Corporation announced that it had hired Paul F. McBride as executive vice president of the Corporation and president of the Power Tools and Accessories Group to replace Joseph Galli, who had resigned. The Corporation also announced the promotions of the following individuals in the Power Tools and Accessories Group: James J. Roberts to president of U.S. Accessories; Edward
J. Scanlon to president of The Home Depot Division; and John W. Schiech to president of DEWALT Professional Power Tools, North America.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

   12                       Computation of Ratios.

   27                       Financial Data Schedule.

On January 26, 1999, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on January 25, 1999, the Corporation had reported its earnings for the three and twelve months ended December 31, 1998.

Also on January 26, 1999, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, furnished selected unaudited supplemental information about the Corporation's business segments for each of the quarters in the year ended December 31, 1998, prepared in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Corporation did not file any other reports on Form 8-K during the three-month period ended April 4, 1999.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE BLACK & DECKER CORPORATION

                                            By  /s/ THOMAS M. SCHOEWE
                                            ------------------------------------
                                                   Thomas M. Schoewe
                                                   Senior Vice President
                                                   and Chief Financial Officer




                                            Principal Accounting Officer

                                            By  /s/ STEPHEN F. REEVES
                                            ------------------------------------
                                                   Stephen F. Reeves
                                                   Vice President and Controller




Date: May 19, 1999