Form 10-Q
period 1999-07-04
BLACK & DECKER CORP
filed 1999-08-18
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                      July 4, 1999
                              --------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                              -------------  -----------------------------------

Commission File Number:                   1-1553
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

The number of shares of Common Stock outstanding as of July 30, 1999: 87,051,820

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                  July 4, 1999
                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Six Months Ended July 4, 1999
       and June 28, 1998                                                       3

    Consolidated Balance Sheet
       July 4, 1999 (Unaudited) and December 31, 1998                          4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Six Months Ended July 4, 1999 and June 28, 1998                 5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Six Months Ended July 4, 1999 and June 28, 1998                 6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3. Quantitative and Qualitative Disclosures About Market Risk            28


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     29

Item 2. Changes in Securities and Use of Proceeds                             30

Item 5. Other Information                                                     30

Item 6. Exhibits and Reports on Form 8-K                                      30


SIGNATURES                                                                    32

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
------------------------------------------------------------------------------------------------------
                                            Three Months Ended               Six Months Ended
                                       July 4, 1999  June 28, 1998      July 4, 1999 June 28, 1998
------------------------------------------------------------------------------------------------------
Sales                                    $  1,084.2     $  1,169.7       $   2,062.7    $  2,178.0
   Cost of goods sold                         671.2          771.9           1,299.4       1,430.2
   Selling, general, and
     administrative expenses                  285.9          285.5             557.8         565.4
   Write-off of goodwill                          -              -                 -         900.0
   Restructuring and exit costs                   -              -                 -         140.0
   Gain on sale of businesses                     -           36.5                 -          36.5
------------------------------------------------------------------------------------------------------
Operating Income (Loss)                       127.1          148.8             205.5        (821.1)
   Interest expense (net of
     interest income)                          22.5           29.8              44.7          58.2
   Other (income) expense                        .7            2.7               (.8)          2.4
------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income
   Taxes                                      103.9          116.3             161.6        (881.7)
   Income taxes                                33.2           57.9              51.7          31.3
------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                      $     70.7     $     58.4       $     109.9    $   (913.0)
======================================================================================================


Net Earnings (Loss) Per Common
   Share -- Basic                           $   .81         $  .62            $ 1.26      $  (9.65)
======================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)            87.0           94.1              87.1          94.6
======================================================================================================


Net Earnings (Loss) Per Common
   Share -- Assuming Dilution               $   .80         $  .61            $ 1.24      $  (9.65)
======================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)            88.4           95.8              88.5          94.6
======================================================================================================


Dividends Per Common Share                  $   .12         $  .12            $  .24      $    .24
======================================================================================================


See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------------------
                                                 July 4, 1999
                                                  (Unaudited)         December 31, 1998
--------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                          $    134.7                $     87.9
Trade receivables                                       797.1                     792.4
Inventories                                             806.5                     636.9
Other current assets                                    200.8                     234.6
--------------------------------------------------------------------------------------------
   Total Current Assets                               1,939.1                   1,751.8
--------------------------------------------------------------------------------------------
Property, Plant, and Equipment                          701.4                     727.6
Goodwill                                                742.1                     768.7
Other Assets                                            629.5                     604.4
--------------------------------------------------------------------------------------------
                                                   $  4,012.1                $  3,852.5
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                              $    421.9                $    152.5
Current maturities of long-term debt                     58.7                      59.2
Trade accounts payable                                  399.0                     348.8
Other accrued liabilities                               687.5                     814.2
--------------------------------------------------------------------------------------------
   Total Current Liabilities                          1,567.1                   1,374.7
--------------------------------------------------------------------------------------------
Long-Term Debt                                        1,058.7                   1,148.9
Deferred Income Taxes                                   276.8                     279.9
Postretirement Benefits                                 261.4                     263.5
Other Long-Term Liabilities                             231.6                     211.5
Stockholders' Equity
Common stock, par value $.50 per share                   43.5                      43.7
Capital in excess of par value                          839.6                     871.4
Retained earnings (deficit)                            (147.6)                   (236.6)
Accumulated other comprehensive income (loss)          (119.0)                   (104.5)
--------------------------------------------------------------------------------------------
   Total Stockholders' Equity                           616.5                     574.0
--------------------------------------------------------------------------------------------
                                                   $  4,012.1                $  3,852.5
============================================================================================


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)


----------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                       Outstanding              Capital in    Retained   Other Com-          Total
                                            Common        Par    Excess of    Earnings   prehensive  Stockholders'
                                            Shares      Value    Par Value   (Deficit)       Income         Equity
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997            94,842,544    $  47.4     $1,278.2   $   562.0    $   (96.2)      $1,791.4
Comprehensive income:
   Net loss                                     --         --           --      (913.0)          --         (913.0)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --        (20.6)         (20.6)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --      (913.0)       (20.6)        (933.6)
----------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --           --       (22.7)          --          (22.7)
Purchase and retirement of
   common stock                         (2,876,000)      (1.4)      (153.3)         --           --         (154.7)
Common stock issued under
   employee benefit plans                  990,050         .5         20.4          --           --           20.9
----------------------------------------------------------------------------------------------------------------------
Balance at June 28, 1998                92,956,594    $  46.5     $1,145.3   $  (373.7)   $  (116.8)      $  701.3
======================================================================================================================

Balance at December 31, 1998            87,498,424    $  43.7     $  871.4   $  (236.6)   $  (104.5)      $  574.0
Comprehensive income:
   Net earnings                                 --         --           --       109.9           --          109.9
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --        (14.5)         (14.5)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --       109.9        (14.5)          95.4
----------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --           --       (20.9)          --          (20.9)
Purchase and retirement of
   common stock                           (790,900)       (.4)       (41.3)         --           --          (41.7)
Common stock issued under
   employee benefit plans                  270,858         .2          9.5          --           --            9.7
----------------------------------------------------------------------------------------------------------------------
Balance at July 4, 1999                 86,978,382    $  43.5     $  839.6   $  (147.6)   $  (119.0)      $  616.5
======================================================================================================================


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
------------------------------------------------------------------------------------------
                                                              Six Months Ended
                                                      July 4, 1999       June 28, 1998
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                    $     109.9          $   (913.0)
Adjustments to reconcile net earnings (loss)
   to cash flow from operating activities:
   Gain on sale of businesses                                    -               (36.5)
   Non-cash charges and credits:
     Depreciation and amortization                            80.6                76.6
     Goodwill write-off                                          -               900.0
     Restructuring charges and exit costs                        -               140.0
     Other                                                    (2.2)                5.6
   Changes in selected working capital items
     (excluding,  for 1998,  effects of
     household products business sold):
     Trade receivables                                       (26.1)               (3.3)
     Inventories                                            (188.7)              (53.5)
     Trade accounts payable                                   56.4                 2.8
   Restructuring spending                                    (14.7)              (13.0)
   Changes in other assets and liabilities                   (63.9)              (99.6)
------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                       (48.7)                6.1
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of business                                   -               288.0
Proceeds from disposal of assets                              19.0                 3.9
Capital expenditures                                         (67.9)              (59.8)
Cash inflow from hedging activities                          406.6               168.7
Cash outflow from hedging activities                        (378.4)             (166.0)
------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                       (20.7)              234.8
------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                     (69.4)              240.9
FINANCING ACTIVITIES
Net decrease in short-term borrowings                        (99.0)              (84.6)
Proceeds from long-term debt (including
   revolving credit facility)                                781.5               576.4
Payments on long-term debt (including
   revolving credit facility)                               (507.2)             (569.7)
Redemption of preferred stock of subsidiary                      -               (41.7)
Purchase of common stock                                     (41.7)             (154.7)
Issuance of common stock                                       6.5                15.3
Cash dividends                                               (20.9)              (22.7)
------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                       119.2              (281.7)
Effect of exchange rate changes on cash                       (3.0)               (1.9)
------------------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents              46.8               (42.7)
Cash and cash equivalents at beginning of period              87.9               246.8
------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period             $     134.7          $    204.1
==========================================================================================


See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and six-month periods ended July 4, 1999, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.
     Certain amounts presented for the six months ended June 28, 1998, have been reclassified to conform with the 1999 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended July 4, 1999, and June 28, 1998, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended July 4, 1999, and June 28, 1998, was $77.1 million and $57.6 million, respectively.
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 2000. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings. The Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

NOTE 2: STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, on January 26, 1998, the Corporation's Board of Directors approved a comprehensive strategic repositioning plan designed to intensify focus on core operations and improve operating performance. The plan includes the following components: (i) the divestiture of the household products business in North America, Latin America, and Australia, the recreational products business, and the glass container-forming and inspection equipment business; (ii) the repurchase of up to 10% of the Corporation's then outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses.
     The Corporation sold its household products business (other than certain assets associated with the Corporation's cleaning and lighting products) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia, principally in the second quarter of 1998. The Corporation continues to evaluate various alternatives with respect to its household products business in Brazil. The Corporation completed the sale of Emhart Glass, its glass container-forming and inspection equipment business, during the third quarter of 1998, and completed the recapitalization of True Temper Sports, its recreational products business, during the fourth quarter of 1998.
     As of December 31, 1998, the Corporation had repurchased 9,025,400 shares of its outstanding common stock under the strategic repositioning plan, of which 2,876,000 shares were repurchased during the six months ended June 28, 1998, at an aggregate cost of $154.7 million (which is net of $.7 million in premiums received in connection with the Corporation's sale of put options on 400,000 shares of its common stock). During the first quarter of 1999, the Corporation repurchased an additional 610,900 shares of common stock at an aggregate cost of $32.1 million, completing the stock repurchase element of the strategic repositioning plan. Subsequent to the announcement of the strategic repositioning, the Corporation's Board of Directors authorized the repurchase of an incremental 2,000,000 shares of the Corporation's outstanding common stock with the intention of reducing the dilutive effect of stock issuances under various stock-based employee benefit plans.
     The restructuring program announced in January 1998 will be completed over a period of two years and is being undertaken to reduce fixed costs. During the six months ended June 28, 1998, the Corporation recognized restructuring and exit costs of $140.0 million.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during the first quarter of 1998. That goodwill write-off represented a per-share net loss of $9.51 both on a basic and diluted basis for the six-month period ended June 28, 1998. The write-off of goodwill related to the Building Products segment and the Fastening and Assembly Systems segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, and represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows. This change represented a change in accounting principle that is indistinguishable from a change in estimate.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                   July 4, 1999          December 31, 1998
-----------------------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process                   $  191.1                   $  173.5
   Finished products                                      628.3                      482.3
-----------------------------------------------------------------------------------------------
                                                          819.4                      655.8
Excess of FIFO cost over LIFO inventory value             (12.9)                     (18.9)
-----------------------------------------------------------------------------------------------
                                                       $  806.5                   $  636.9
===============================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                                   July 4, 1999          December 31, 1998
-----------------------------------------------------------------------------------------------
Goodwill                                            $   1,287.1                 $  1,300.9
Less accumulated amortization                             545.0                      532.2
-----------------------------------------------------------------------------------------------
                                                    $     742.1                 $    768.7
===============================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $714.3 million and $412.4 million were included in the Consolidated Balance Sheet at July 4, 1999, and December 31, 1998, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

-----------------------------------------------------------------------------------------------
                             Three Months Ended                     Six Months Ended
                      July 4, 1999     June 28, 1998        July 4, 1999     June 28, 1998
-----------------------------------------------------------------------------------------------
Interest expense             $29.7            $35.7                 $59.9            $72.3
Interest (income)             (7.2)            (5.9)                (15.2)           (14.1)
-----------------------------------------------------------------------------------------------
                             $22.5            $29.8                 $44.7            $58.2
===============================================================================================

NOTE 7: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

                                        Reportable Business Segments
                                  -----------------------------------------                        Corporate,
                                     Power               Fasten-                                      Adjust-
                                     Tools                 ing &                          Currency     ments,
                                  & Acces-   Building   Assembly                 All   Translation   & Elimi-  Consoli-
Three Months Ended July 4, 1999     sories   Products    Systems      Total   Others   Adjustments    nations     dated
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers   $  761.3    $ 215.1    $ 128.0   $1,104.4   $  --      $  (20.2)     $   --  $1,084.2
Segment profit (loss) (for
   Consolidated, operating
   income)                            86.7       28.8       22.4      137.9      --          (2.2)       (8.6)    127.1
Depreciation and amortization         21.0        8.6        3.8       33.4      --           (.5)        6.8      39.7
Capital expenditures                  23.3        9.6        5.5       38.4      --           (.6)         .1      37.9

Three Months Ended June 28, 1998
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers   $  712.7    $ 214.7    $ 117.6   $1,045.0   $135.8     $  (11.1)     $   --  $1,169.7
Segment profit (loss) (for
   Consolidated, operating
   income before gain on sale
   of businesses)                     66.5       31.8       20.9      119.2      8.1         (1.6)      (13.4)    112.3
Depreciation and amortization         21.7        6.5        3.6       31.8      --           (.3)        6.3      37.8
Capital expenditures                  13.0        4.3        4.1       21.4      6.4          (.3)         .1      27.6

Six Months Ended July 4, 1999
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers   $1,404.3    $ 429.9    $ 254.4   $2,088.6   $  --      $  (25.9)     $   --  $2,062.7
Segment profit (loss) (for
   Consolidated, operating
   income)                           126.3       54.8       43.6      224.7      --          (2.7)      (16.5)    205.5
Depreciation and amortization         42.3       17.4        7.7       67.4      --           (.8)       14.0      80.6
Capital expenditures                  43.4       16.8        8.6       68.8      --          (1.1)         .2      67.9

Six Months Ended June 28, 1998
-----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers   $1,294.3    $ 404.3    $ 235.9   $1,934.5   $266.0     $  (22.5)     $   --  $2,178.0
Segment profit (loss) (for
   Consolidated, operating
   income before restructuring
   and exit costs, write-off of
   goodwill, and gain on sale
   of businesses)                     98.4       56.6       40.1      195.1     12.2         (3.4)      (21.5)    182.4
Depreciation and amortization         44.5       12.6        6.8       63.9      --           (.7)       13.4      76.6
Capital expenditures                  30.5       13.6        6.1       50.2      9.9          (.6)         .3      59.8

     The Corporation operates in three reportable business segments: Power Tools and Accessories, Building Products, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of plumbing products to customers outside North America and for sales of the retained household products business. The Building Products segment has worldwide responsibility for the manufacture and sale of security hardware and for the manufacture of plumbing products as well as responsibility for the sale of plumbing products to customers in North America. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation also operated several businesses that do not constitute reportable business segments. These businesses included the manufacture and sale of glass container-forming and inspection equipment, as well as recreational and household products. In 1998, the Corporation completed the sale or recapitalization of its glass container-forming and inspection equipment business, Emhart Glass; its recreational products business, True Temper Sports; and its household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Latin America (excluding Brazil), and Australia. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America (excluding Brazil), and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations, and the results of operations and financial positions of these businesses have been included in the consolidated financial statements through the dates of consummation of the respective transactions. Amounts relating to these businesses are included in the preceding table under the caption "All Others." The results of the household products businesses included under the caption "All Others" are based upon certain assumptions and allocations. The household products businesses sold during 1998 were jointly operated with the cleaning and lighting products businesses retained by the Corporation. Further, the Corporation's divested household products businesses in Australia and Latin America (excluding Brazil) were operated jointly with the Corporation's power tools and accessories businesses. Accordingly, the results of the household products businesses included in the segment table above under the caption "All Others" were determined using certain assumptions and allocations that the Corporation believes are reasonable under the circumstances.
     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside the United States, except those units operating in highly inflationary economies, are measured using the local currency as the functional currency. For these units located outside the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually, and once established all prior period segment data is restated to reflect the newly established budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments," "All Others," and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's current budgeted exchange rates. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs and, for 1998, the write-off of goodwill and the gain on sale of businesses. For certain operations located in Brazil, Mexico, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. No corporate expenses have been allocated to divested businesses. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or nonrecurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the Corporation's various segments in a later period.
     Amounts in the preceding table under the caption "Corporate, Adjustments, & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and consolidated goodwill amortization.

     The reconciliation of segment profit to the Corporation's earnings (loss) before income taxes for each period, in millions of dollars, is as follows:

                                                            Three Months Ended                  Six Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                                       July 4, 1999    June 28, 1998      July 4, 1999   June 28, 1998
--------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments       $ 137.9           $119.2            $224.7         $ 195.1
Segment profit for all other businesses                          -               8.1                -             12.2
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates to
     actual rates                                              (2.2)            (1.6)             (2.7)           (3.4)
   Depreciation of Corporate property and amortization
     of goodwill                                               (6.8)            (6.3)            (14.0)          (13.4)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                           8.4              8.2              16.6            16.5
   Adjustment to eliminate net interest and non-operating
     expenses from results of certain operations in Brazil,
     Mexico, Venezuela, and Turkey                               .6              1.1               1.1             2.6
   Other adjustments booked in consolidation directly
     related to reportable business segments                     .1            (17.6)             (3.6)          (19.0)
Amounts allocated to businesses in arriving at segment
   profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts
   identified above                                           (10.9)             1.2             (16.6)           (8.2)
--------------------------------------------------------------------------------------------------------------------------
Operating income before restructuring and exit costs,
   write-off of goodwill, and gain on sale of businesses      127.1            112.3             205.5           182.4
Restructuring and exit costs                                     -                 -                -            140.0
Write-off of goodwill                                            -                 -                -            900.0
Gain on sale of businesses                                       -              36.5                -             36.5
--------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                    127.1            148.8             205.5          (821.1)
Interest expense, net of interest income                       22.5             29.8              44.7            58.2
Other (income) expense                                           .7              2.7               (.8)            2.4
--------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before taxes                             $ 103.9           $116.3            $161.6         $(881.7)
==========================================================================================================================

NOTE 8: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

                                                          Three Months Ended                  Six Months Ended
(Amounts in Millions Except Per Share Data)        July 4, 1999    June 28, 1998      July 4, 1999    June 28, 1998
----------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss)                                    $70.7            $58.4            $109.9         $ (913.0)
======================================================================================================================
Denominator:
   Average number of common shares outstanding
     for basic earnings per share                          87.0             94.1              87.1             94.6

   Employee stock options and stock issuable
     under employee benefit plans                           1.4              1.7               1.4               - (a)
----------------------------------------------------------------------------------------------------------------------
   Average number of common shares outstanding
     for diluted earnings per share                        88.4             95.8              88.5             94.6
======================================================================================================================
Basic earnings (loss) per share                           $ .81            $ .62            $ 1.26         $  (9.65)
======================================================================================================================
Diluted earnings (loss) per share                         $ .80            $ .61            $ 1.24         $  (9.65)
======================================================================================================================

(a) Due to the net loss incurred by the Corporation for the six-month period ended June 28, 1998, the assumed exercise of stock options and stock issuable under employee benefit plans is anti-dilutive. Accordingly, the effect of 1.8 million shares, representing the dilutive effect of those stock options and shares issuable, was excluded from the calculation of diluted earnings per share for the six months ended June 28, 1998. As a result, the financial statements reflect diluted earnings per share equal to basic earnings per share for the six months ended June 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $70.7 million or $.80 per share on a diluted basis for the three months ended July 4, 1999, compared to net earnings of $58.4 million or $.61 per share on a diluted basis for the three months ended June 28, 1998. Included in net earnings for the quarter ended June 28, 1998, was an after-tax gain on sale of businesses of $4.2 million ($36.5 million before tax) or $.04 per share on a diluted basis. Excluding the gain on sale of businesses, net earnings were $54.2 million or $.57 per share on a diluted basis for the quarter ended June 28, 1998.
     The Corporation reported net earnings of $109.9 million or $1.24 per share on a diluted basis for the six months ended July 4, 1999, compared to a net loss of $913.0 million or $9.65 per share on a diluted basis for the six months ended June 28, 1998. Excluding the effects of the restructuring charge of $140.0 million ($100.0 million after tax) and the goodwill write-off of $900.0 million, both recognized in the first quarter of 1998, and the after-tax gain on sale of businesses recognized in the second quarter of 1998, net earnings for the six months ended June 28, 1998, would have been $82.8 million or $.86 per share on a diluted basis.

STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Strategic Repositioning" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, on January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
     The first element of the strategic repositioning plan is to focus the Corporation on its core operations -- that is, those strategic businesses that the Corporation believes are capable of delivering superior operating and financial performance. The Corporation substantially completed this aspect of the strategic repositioning plan through the sale or recapitalization of the following non-strategic businesses: True Temper Sports, its recreational products business, in the fourth quarter of 1998; Emhart Glass, its glass container-forming and inspection equipment business, in the third quarter of 1998; and the household products business (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Latin America (excluding Brazil), and Australia, the majority of which was sold in the second quarter of 1998.
     The net proceeds from the sale of these businesses were used to fund the second element of the strategic repositioning plan-the planned repurchase of approximately 10% of the Corporation's then outstanding common shares over a two-year period. As of December 31, 1998, the Corporation had repurchased 9,025,400 shares of its outstanding common stock under the strategic repositioning plan, of which 2,876,000 shares were repurchased during the six months ended June 28, 1998, at an aggregate cost of $154.7 million (which is net of $.7 million in premiums received in connection with the Corporation's sale of put options on 400,000 shares of its common stock). During the first quarter of 1999, the

Corporation repurchased an additional 610,900 shares of common stock at an aggregate cost of $32.1 million, completing the stock repurchase element of the strategic repositioning plan.
     The third element of the strategic repositioning plan involves a major restructuring program, which is being undertaken to reduce fixed costs. As part of the restructuring program, the Corporation is making significant changes to its European power tools and accessories businesses by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe are being accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business is rationalizing its manufacturing plant network, resulting in the closure of a number of manufacturing plants. The restructuring program also includes actions to improve the cost position of other businesses.
     This restructuring program resulted in a pre-tax charge of $140.0 million during the first quarter of 1998 ($100.0 million after tax). During the three months ended April 4, 1999, the Corporation recognized $8.9 million of additional pre-tax restructuring and exit costs associated with restructuring of North American accessories packaging operations and Latin American power tools operations, and as a result of the settlement of claims associated with a divested business. That $8.9 million charge was offset, however, by a gain realized on the sale in the first quarter of 1999 of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge. Additional actions are possible as the program progresses in 1999.
     A summary of the Corporation's restructuring activity during the six months ended July 4, 1999, is as follows:

                                                       Reserve Established   Utilization of Reserve
                                           Reserve at      in 1999, Net of   ----------------------      Reserve at
(Dollars in Millions)               December 31, 1998      Gain Recognized       Cash      Non-Cash    July 4, 1999
----------------------------------------------------------------------------------------------------------------------
Severance benefits and cost of
   voluntary retirement program                 $39.9                 $4.4     $(10.8)         $ -            $33.5
Asset write-offs                                   -                    .5         -            (.5)              -
Other charges                                    10.9                 (4.9)      (3.9)          3.0             5.1
----------------------------------------------------------------------------------------------------------------------
Total                                           $50.8                 $ -      $(14.7)         $2.5           $38.6
======================================================================================================================

     In the preceding table, the negative $2.5 million non-cash reserve usage in 1999 represents $6.4 million of non-cash reserve usage offset by the $8.9 million gain on the sale of the facility described above.
     In addition to the restructuring charge, the Corporation anticipates that related expenses of approximately $60 million will be charged to operations over a two-year period as the restructuring program progresses, $44.4 million of which were recognized during the year ended December 31, 1998. These related expenses, which are incremental to the plans being implemented, do not qualify as restructuring or exit costs under generally accepted accounting principles. During the three-month periods ended July 4, 1999, and June 28, 1998, the Corporation recognized $2.3 million and $22.8 million, respectively, of expenses related to the restructuring program. During the six month periods ended July 4, 1999, and June 28, 1999, the

Corporation recognized $5.8 million and $28.4 million, respectively, of restructuring-related expenses.
     Benefits from the restructuring actions taken in 1998 and 1999 are expected to approximate $100 million on an annual, pre-tax basis once the restructuring plan is fully implemented. Those benefits will be mitigated, however, by other factors impacting the Corporation's results.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the sold businesses, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility because decreases in projected discounted cash flows of certain businesses will result in timely recognition of future impairment. This change in method of measuring goodwill impairment represents a change in accounting principle that is indistinguishable from a change in estimate.
     In connection with this change in accounting with respect to the measurement of goodwill impairment, the Corporation recognized a non-cash charge of $900.0 million in the first quarter of 1998 ($9.51 per share both on a basic and diluted basis for the six months ended June 28, 1998). The $900.0 million write-down, which related to goodwill associated with the Corporation's Fastening and Assembly Systems segment and the Building Products segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Sales
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended July 4, 1999, and June 28, 1998:

                                             ANALYSIS OF CHANGES IN SALES
-----------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                        Six Months Ended
(Dollars in Millions)                     July 4, 1999      June 28, 1998         July 4, 1999      June 28, 1998
-----------------------------------------------------------------------------------------------------------------------
Total sales                                   $1,084.2           $1,169.7             $2,062.7           $2,178.0
Unit volume - existing                               8 %                2 %                 10 %                3 %
            - disposed                             (12)%               -- %                (13)%                --%
Price                                               (1)%               (1)%                 (1)%               (1)%
Currency                                            (2)%               (2)%                 (1)%               (3)%
-----------------------------------------------------------------------------------------------------------------------
Change in total sales                               (7)%               (1)%                 (5)%               (1)%
=======================================================================================================================


Note: In the above table and in the following discussion, existing unit volume relates to businesses where period-to-period comparability exists. Disposed unit volume relates to businesses where period-to-period comparability does not exist due to the sale or recapitalization of a particular business. For the three and six months ended July 4, 1999, disposed unit volume relates to sales of the household products business (excluding assets associated with the cleaning and lighting product lines retained by the Corporation) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil); the glass container-forming and inspection equipment business, Emhart Glass; and the recreational products business, True Temper Sports; all of which were sold or recapitalized during 1998.

     Total consolidated sales for the three and six months ended July 4, 1999, declined from the corresponding 1998 level. The negative effects of a stronger United States dollar compared to other foreign currencies caused a decrease in the Corporation's consolidated sales from the prior year's level of 2% and 1% for the three and six months ended July 4, 1999, respectively. Pricing actions, taken in response to competitive pressures and as a result of volume-related price reductions associated with higher unit volumes in the North American power tools and accessories business, had a 1% negative effect on sales for both the three and six months ended July 4, 1999, as compared to the corresponding periods in 1998. Total unit volume declined during the three and six months ended July 4, 1999, from the 1998 levels, as unit volume growth in the Corporation's existing businesses was more than offset by unit volume declines associated with the divested household products, recreational products, and glass container-forming and inspection equipment businesses. A contributing factor to the growth in existing unit volume for the six months ended July 4, 1999, was the inclusion of four additional business days in the first half of 1999 as compared to the first half of 1998 due to the timing of the Corporation's fiscal calendar.

Earnings
Operating income for the three months ended July 4, 1999, was $127.1 million, or 11.7% of sales, compared to operating income of $112.3 million (excluding the gain on sale of businesses of $36.5 million), or 9.6% of sales, for the corresponding period in 1998. Operating income for the six months ended July 4, 1999, was $205.5 million, or 10.0% of sales, compared to an operating loss of $821.1 million for the corresponding period in 1998. Excluding the effects of the $140.0 million restructuring charge and the $900.0 million write-off of goodwill, both recognized in the first quarter of 1998, and the gain on sale of businesses recognized in the second quarter of 1998, operating income for the first six months of 1998 was $182.4 million, or 8.4% of sales.
     Operating   results  for   the   three   months  ended  July  4, 1999,  and
June 28, 1998, included $2.3 million and $22.8 million, respectively, of expenses directly related to the restructuring program undertaken that do not qualify as restructuring or exit costs under generally accepted accounting principles. Excluding the effects of these restructuring-related expenses, as well as the gain on sale of businesses recognized in 1998, operating income for the three months ended July 4, 1999, would have decreased by 4% from $135.1 million for the second quarter of 1998 to $129.4 million for the second quarter of 1999. However, on this same basis, operating income as a percentage of sales increased from 11.5% for the second quarter of 1998 to 11.9% for the second quarter of 1999. Operating results for the six months ended July 4, 1999, and June 28, 1998, included $5.8 million and $28.4 million, respectively, of restructuring-related expenses. Excluding the effects of these restructuring-related expenses, as well as the restructuring charge, the goodwill write-off, and the gain on sale of businesses, all recognized in the first half of 1998, operating income for the six months ended July 4, 1999, would have slightly increased from $210.8 million for the first half of 1998 to $211.3 million for the first half of 1999. On this same basis, operating income as a percentage of sales increased from 9.7% for the first half of 1998 to 10.2% for the first half of 1999.
     Gross margin as a percentage of sales was 38.1% and 34.0% for the three-month periods ended July 4, 1999, and June 28, 1998, respectively. Gross margin as a percentage of sales was 37.0% and 34.3% for the six-month periods ended July 4, 1999, and June 28, 1998, respectively. The increase in gross margin during the three- and six-month periods ended July 4, 1999, compared to the corresponding periods in 1998, primarily resulted from cost benefits from restructuring actions taken, significantly lower restructuring-related expenses, increased productivity, and the absence of lower margin products in the divested businesses, partially offset by negative pricing actions.
     Selling, general, and administrative expenses as a percentage of total sales were 26.4% and 24.4% for the three-month periods ended July 4, 1999, and June 28, 1998, respectively. Selling, general, and administrative expenses as a percentage of total sales were 27.0% and 26.0% for the six-month periods ended July 4, 1999, and June 28, 1998, respectively. The increase in selling, general, and administrative expenses as a percentage of total sales during the three- and six- month periods ended July 4, 1999, resulted, in part, from higher research and development expenditures and increased promotional activities, particularly in the power tools and accessories business in North America which increased the number of end-user specialists.

     Net interest expense (interest expense less interest income) for the three- and six-month periods ended July 4, 1999, was $22.5 million and $44.7 million, respectively, as compared to $29.8 million and $58.2 million for the three- and six-month periods ended June 28, 1998, respectively. The lower level of net interest expense in the three and six months ended July 4, 1999, as compared to the corresponding periods in 1998 was primarily the result of lower average borrowing levels.
     The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the six months ended July 4, 1999, the Corporation entered into new fixed to variable rate interest rate swaps with an aggregate notional principal amount of $25.0 million. In addition, interest rate swaps with an aggregate notional principal amount of $250.0 million, which swapped from fixed United States dollars to fixed foreign currencies, matured during the six months ended July 4, 1999. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 59% at July 4, 1999, compared to 47% at December 31, 1998.
     Other (income) expense for the three- and six-month periods ended July 4, 1999, was not significant. Other expense for the three- and six-month periods ended June 28, 1998, principally consisted of currency losses.
     The Corporation recognized income tax expense of $33.2 million on pre-tax earnings of $103.9 million, which equates to a reported tax rate of 32%, for the second quarter of 1999. The Corporation recognized income tax expense of $57.9 million for the second quarter of 1998, including income tax expense of $32.3 million related to the $36.5 million pre-tax gain on sale of businesses recognized during that quarter. Excluding the taxes associated with the gain on sale of businesses, the Corporation's reported tax rate for the second quarter of 1998 would have been 32%.
     The Corporation recognized income tax expense of $51.7 million on pre-tax earnings of $161.6 million during the six months ended July 4, 1999, which equates to a reported tax rate of 32%. The Corporation recognized income tax expense of $31.3 million for the six months ended June 28, 1998, on a pre-tax loss of $881.7 million. Excluding the income tax benefit of $40.0 million related to the pre-tax restructuring charge of $140.0 million and the non-deductible write-off of goodwill in the amount of $900.0 million, both recognized in the first quarter of 1998, and the $32.3 million of tax expense recognized on the gain on sale of businesses in the second quarter of 1998, the Corporation's reported tax rate for the six months ended June 28, 1998, would have been 32%.
     The Corporation reported net income of $70.7 million, or $.80 per share on a diluted basis, for the three months ended July 4, 1999. The Corporation reported net earnings of $58.4 million, or $.61 per share on a diluted basis, for the three months ended June 28, 1998. Excluding the after-tax gain on sale of businesses of $4.2 million recognized in the second quarter of 1998, net earnings were $54.2 million, or $.57 per diluted share for the three months ended June 28, 1998.
     The Corporation reported net income of $109.9 million, or $1.24 per share on a diluted basis, for the six months ended July 4, 1999. The Corporation reported a net loss of $913.0 million, or $9.65 per share both on a basic and diluted basis, for the six months ended June 28, 1998, principally as a result of the restructuring charge and goodwill write-off during that period. Because the Corporation reported a net loss for the six months ended June 28, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options, since their inclusion would be anti-dilutive -- that is, decrease the per-share loss. For comparative purposes, however, the Corporation believes that the dilutive effect of stock options should be considered when evaluating the Corporation's performance excluding the restructuring charge and goodwill write-off. If the dilutive effect of stock options were considered, net earnings, excluding the goodwill write-off and the after-tax restructuring charge and gain on sale of businesses, would have been $82.8 million or $.86 per share on this diluted basis for the six months ended June 28, 1998.

Business Segments
As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Building Products, and Fastening and Assembly Systems.
     Expenses (income) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the Corporation's reportable business segments were $(.1) million and $3.6 million for the three and six months ended July 4, 1999, respectively, and $17.6 million and $19.0 million for the three and six months ended June 28, 1998, respectively. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Business Segments" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the segment-related expenses excluded from segment profit in 1998 primarily related to unbudgeted restructuring-related expenses, including an $11.5 million write-down of cleaning and lighting inventory to net realizable value associated with the product line rationalization undertaken in the second quarter of 1998 to integrate the retained cleaning and lighting business into the Power Tools and Accessories operations. These segment-related expenses excluded from segment profit are generally non-recurring in nature.


Power Tools and Accessories
---------------------------
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

----------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                          Six Months Ended
                                         July 4, 1999    June 28, 1998             July 4, 1999    June 28, 1998
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $761.3           $712.7                 $1,404.3         $1,294.3
Segment profit                                   86.7             66.5                    126.3             98.4

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 1999 increased 6.8% over the 1998 level despite negative pricing actions taken in response to competitive pressures and as a result of volume-related price reductions. Sales of power tool products in North America benefited from double-digit rates of growth in sales of the DEWALT(R) professional power tools and consumer power tools lines due, in part, to new product introductions. Sales of accessories in North America grew at a high single-digit rate in the second quarter of 1999 over the 1998 level, substantially offsetting lower sales of outdoor products during the quarter ended July 4, 1999.
     Sales in Europe increased at a low single-digit rate in the second quarter of 1999 over the 1998 level. This improvement during 1999 was mainly driven by sales growth in professional power tools, as increased sales of outdoor products and accessories were substantially offset by lower sales of consumer power tools and household products.
     Sales in other geographic areas declined at a double-digit rate in the second quarter of 1999 from the 1998 levels.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first half of 1999 increased 8.5% over the 1998 level despite the negative impact of pricing actions as discussed previously. Sales of power tool products in North America benefited from double-digit rates of growth in sales of DEWALT professional power tools and consumer power tools. In addition, sales of accessories in North America during 1999 increased at a double-digit rate over the 1998 level. Sales of outdoor products in North America during the first half of 1999 increased at a mid single-digit rate over the corresponding period in 1998.
     Sales in Europe during the first half of 1999 approximated the 1998 level. Sales in other geographic areas declined at a double-digit rate in the first half of 1999 from the 1998 levels.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.4% and 9.0% for the three- and six-month periods ended July 4, 1999, respectively, compared to 9.3% and 7.6%, for the three- and six-month periods ended June 28, 1998, respectively. This improvement was driven by higher gross margins across all major geographic areas, which were the result of restructuring benefits and higher manufacturing volumes that more than offset negative price pressures.


Building Products
-----------------
Segment sales and profit for the Building Products segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

----------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                          Six Months Ended
                                         July 4, 1999    June 28, 1998             July 4, 1999    June 28, 1998
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $215.1           $214.7                   $429.9           $404.3
Segment profit                                   28.8             31.8                     54.8             56.6

     Sales to unaffiliated customers in the Building Products segment for the quarter ended July 4, 1999, approximated the 1998 level. While sales of security hardware for the second quarter of 1999 benefited from a mid single-digit rate of growth in North America and a double-digit rate of growth in Latin America, those increases were substantially offset by decreased sales of plumbing products in North America and by lower sales of security hardware in other geographic areas.
     Sales to unaffiliated customers in the Building Products segment increased by 6.3% for the six months ended July 4, 1999, over the 1998 level, due principally to a double-digit rate of growth in sales of security hardware in North America. That growth, supplemented by strong sales in Latin

America during the first half of 1999, was partially offset by decreased sales of plumbing products in North America and by lower sales of security hardware in other geographic areas, excluding Europe. Sales of security hardware in Europe for the first half of 1999 approximated the prior year's level.
     Segment profit as a percentage of sales for the Building Products segment was 13.4% and 12.7% for the three and six months ended July 4, 1999, respectively, compared to 14.8% and 14.0% for the three and six months ended June 28, 1998, respectively. Segment profit as a percentage of sales in both the three and six months ended July 4, 1999, declined from the 1999 levels as decreased profitability with respect to security hardware products, more than offset profitability gains in plumbing products which stemmed from productivity initiatives and headcount reductions. The decreased profitability with respect to security hardware products principally resulted from excess fixed costs, a shift in sales mix to lower margin products, manufacturing inefficiencies, and higher administrative expenses, including increased promotion.

Fastening and Assembly Systems
------------------------------
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

----------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                        Six Months Ended
                                         July 4, 1999    June 28, 1998             July 4, 1999    June 28, 1998
----------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $128.0           $117.6                   $254.4           $235.9
Segment profit                                   22.4             20.9                     43.6             40.1

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 8.8% and 7.8% for the three- and six-month periods ending July 4, 1999, respectively, over the 1998 levels, as strong sales to automotive customers in North America and Europe offset weakness in the European industrial sector.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 17.5% for the three months ended July 4, 1999, compared to 17.8% for the corresponding period in 1998, and was 17.1% for the six months ended July 4, 1999, compared to 17.0% for the six months ended June 28, 1998.

INTEREST RATE SENSITIVITY
Due to the change during the six months ended July 4, 1999, described previously, in the Corporation's interest rate hedge portfolio, the following table provides information as of July 4, 1999, about the portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.


Notional  Principal  Amounts and Interest  Rate Detail by  Contractual  Maturity
Dates

                                                     Year Ending Dec. 31,                                          Fair Value
                             6 Mos. Ending    --------------------------------------                                (Assets)/
(U.S. Dollars in Millions)   Dec. 31, 1999    2000        2001       2002       2003    Thereafter        Total   Liabilities
------------------------------------------------------------------------------------------------------------------------------
Fixed to variable rate
   interest rate swaps (a)           $  --   $50.0       $  --      $  --     $125.0      $  275.0      $ 450.0        $ 13.4
    Average pay rate (b)
    Average receive rate                      5.54%                             6.02%         6.01%        5.96%
------------------------------------------------------------------------------------------------------------------------------

(a)    All U.S. dollar denominated.
(b) The average pay rate is based upon 6-month forward LIBOR, except for $150.0 million in notional amount which matures after 2003 and is based upon 3-month forward LIBOR.

IMPACT OF YEAR 2000
The year 2000 ("Y2K") issue arises out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. As a result, computer programs with date-sensitive software or equipment with embedded date-sensitive technology may recognize a two-digit code for any year in the next century as related to this century. For example, "00," entered in a date-field for the year "2000," may be interpreted as the year "1900." This error may result in system or equipment failures or miscalculations and disruptions of operations, including, among other things, an inability to process transactions or engage in other normal business activities.
     The Corporation has taken and is taking action to minimize the impact of Y2K issues in its business. These actions, which are being separately undertaken by each of the Corporation's businesses and monitored by the Corporation on a centralized basis, are categorized into the following phases: (i) awareness, during which the businesses conduct Y2K awareness meetings and establish Y2K project offices; (ii) assessment, during which the businesses complete inventories of Y2K issues, determine remediation strategies, and assign priorities to various remediation efforts based, in part, on the significance of the individual system or location to the businesses' overall operations; (iii) remediation, during which the businesses take the necessary actions to renovate, upgrade, replace, or retire systems that are not Y2K compliant; (iv) testing, during which remediation actions are evaluated for effectiveness; and (v) implementation, during which remediation actions are integrated into the production environment. These phases are being evaluated separately for each of the businesses' significant Y2K exposures, which consist of: (i) software and hardware; (ii) manufacturing equipment; (iii) facilities equipment; (iv) key customers; (v) key suppliers; and (vi) products.

     For each of the businesses' significant Y2K exposures, the awareness, assessment and remediation phases have been completed and approximately 90% to 95% of the testing and implementation phases have been completed with the balance scheduled for completion in the third quarter of 1999. Surveys of key customers, suppliers, and partners for Y2K compliance generally have been completed, with a response rate in the 80% to 100% range. Follow-up surveys and visits have been done for key suppliers. Selective customer review meetings have been held, and others are planned. The Corporation has been certified for electronic data interface (EDI) transactions by the National Retailers Federation. Contingency planning with critical suppliers is planned or is, in some cases, completed. Evaluation of the Corporation's products has been completed without identification of any significant Y2K impact. To date, the Corporation has not discovered any significant Y2K issues related to embedded systems.
     Each of the Corporation's businesses have established key milestones for completion of any remaining remediation, testing, and implementation phases of the Y2K program. In general, these milestones specified the completion of implementation of all critical systems by no later than the end of the second quarter of 1999, and were met as discussed previously. For non-critical systems, these milestones generally call for completion of the remediation phase by no later than the end of the second quarter of 1999 and completion of the testing and implementation phases by no later than the end of the third quarter of 1999 so that any slippage in milestones can be corrected in the fourth quarter of 1999.
     In order to improve operating performance over the last several years, the Corporation has undertaken or commenced a number of significant systems initiatives, including a major reengineering of supply-chain and distribution systems throughout the world. In the North American Power Tools business, for example, the Corporation has implemented advanced supply-chain management systems and SAP information systems. Although the Corporation's systems initiatives were unrelated to concerns over the Y2K issue, an ancillary benefit of many of these systems improvements is that the new systems are Y2K compliant. During the last several years, the Corporation has spent approximately $12 million to address issues related to the Y2K problem. During the remainder of 1999, the Corporation expects to spend an additional $2 million to address Y2K issues. These costs include internal information systems resources redirected to the Corporation's Y2K program. Other costs for implementing systems improvements within the Corporation that were planned primarily for operational and supply-chain improvements and were not accelerated as a result of Y2K concerns are not included in the foregoing costs. The external costs associated with these systems improvements, which are significant, generally have been capitalized as part of other assets. The internal information systems department costs that are included above as Y2K costs are expensed as incurred, are being funded by cash flow from operations, and are not expected to have a material adverse effect on the Corporation.
     As noted above, the Corporation has not yet completed all necessary phases of its Y2K program. In the event that the Corporation does not fully complete any additional phases of its program, significant subsidiaries of the Corporation would be unable to take customer orders, manufacture or ship products, invoice customers, or collect payments. In addition, although the Corporation has undertaken surveys and other follow-up activities of key customers, suppliers, and partners to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to remediate their own Y2K issues, there is no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted. If those systems are not updated or otherwise are not Y2K compliant, the inability of the Corporation to interface effectively with these third parties could have a material adverse effect on the Corporation and its financial condition and operating and financial performance. In addition, disruptions to the economy generally resulting from Y2K issues could also materially adversely affect the Corporation. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.
     The Corporation has contingency plans for certain critical applications and continues to develop such plans for other critical applications with its customers, suppliers, and partners during 1999 based on risks and business impact. Such contingency plans involve consideration of a number of possible actions, including, to the extent necessary, manual workarounds, temporary increases in inventories, and adjustments to staffing strategies. The Corporation is also considering methods for "early warning" of problems related to Y2K with rapid escalation and resolution through teams of in-house and outside experts.

FINANCIAL CONDITION
Operating activities used cash of $48.7 million for the six months ended July 4, 1999, compared to $6.1 million of cash provided for the corresponding period in 1998. This decreased cash generation was principally the result of an increase in working capital in the first half of 1999, as compared to the corresponding period in 1998. The working capital increase primarily relates to increased inventories to support higher sales and to improve service levels, net of the related increase in accounts payable, and to higher trade receivables due to sales growth in the Corporation's existing businesses.
     Investing activities for the six months ended July 4, 1999, used cash of $20.7 million compared to $234.8 million of cash provided in the corresponding period in 1998. The decrease in cash from investing activities was principally related to the receipt of $288.0 million of proceeds from the sale of the household products business in North America and Latin America (excluding Mexico and Brazil) in the first half of 1998. Excluding the $288.0 million of sales proceeds, investing activities for the six months ended June 28, 1998, used cash of $53.2 million compared to $20.7 million in cash used in the corresponding period in 1999. This lower cash usage in 1999 primarily resulted from increases in net cash inflow from hedging activities as a result of the maturities of certain interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies. As more fully described in Note 1 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the cash effects of the exchange of notional principal amounts on interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies are included in the Consolidated Statement of Cash Flows as cash flow from investing activities because such amounts were designated as hedges of net investments in subsidiaries located outside of the United States.
     Financing activities generated cash of $119.2 million for the six months ended July 4, 1999, compared to cash used of $281.7 million in the first six months of 1998. This change is primarily the result of an increase in borrowings at July 4, 1999, compared to the 1998 year-end level, to support working capital requirements, compared to a decrease in borrowings at June 28, 1998, compared to the 1997 year-end level due, in part, to debt reductions which occurred with the net proceeds from the sale of the household products business in June 1998. In addition, cash usage for financing activities was higher in the first half of 1998 compared to the 1999 levels due to increased levels of stock repurchased by the Corporation in 1998 over that repurchased in 1999 and the redemption of preferred stock of a subsidiary in 1998.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. The Corporation has modified its definition of free cash flow to be cash flow from operating activities of continuing operations, less capital expenditures of continuing operations, plus proceeds from the disposal of assets (excluding proceeds from business sales). The revised definition is intended to represent cash generation available to all capital providers. The Corporation's prior definition was oriented towards creditors. Free cash flow can now be derived directly from the relevant captions on the Consolidated Statement of Cash Flows.
     Based on the revised definition, during the six months ended July 4, 1999, the Corporation experienced negative free cash flow of $97.6 million compared to negative free cash flow of $49.8 million for the corresponding period in 1998. The increased level of negative free cash flow for the six months ended July 4, 1999, compared to the corresponding period in 1998, was primarily a result of lower cash flow from operating activities.
     Average debt maturity was 5.4 years at July 4, 1999, compared to 6.7 years at December 31, 1998, principally as a result of higher levels of short-term borrowings. At July 4, 1999, borrowings in the amount of $372.2 million under the Corporation's unsecured revolving credit facility were included in short-term borrowings.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1998 and 1999 and scheduled for introduction in 1999; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and updated herein; the degree of working capital investment required to meet customer service levels; gradual improvement in the economic environment in Asia and Latin America; and economic growth in North America which more than offsets economic softness in Europe.

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

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation is also involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     Reference is made to the discussion in Item 3 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, in respect of a suit filed against the Corporation by Emerson Electric Company ("Emerson") alleging that the Corporation made false representations in connection with the sale of the Mallory Controls business to Emerson in 1991. As previously reported, in October 1997 the United States District Court for the Southern District of New York granted the Corporation's motion to dismiss Emerson's claims for fraud and negligent misrepresentation. On June 2, 1999, the District Court entered a dismissal with prejudice with respect to Emerson's breach of contract and contribution claims, and Emerson subsequently noted its appeal with the United States Court of Appeals for the Second Circuit with respect to the District Court's dismissal of the fraud and negligent misrepresentation claims. The Corporation intends to defend vigorously against the allegations made in this matter. In the opinion of management, the ultimate resolution of the suit will not have a material adverse effect on the Corporation.
     As of July 4, 1999, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation.
     Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
During the quarter ended July 4, 1999, the Corporation sold put options on 100,000 shares of its common stock. The put options were sold in a transaction with an investment banking firm subject to customary transfer restrictions in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. The Corporation received premiums of $156,000 on the sale of the put options, which had a strike price of $50 and expired unexercised on July 26, 1999.


ITEM 5. OTHER INFORMATION
During the quarter ended July 4, 1999, the Corporation announced the resignation of Dennis G. Heiner, former Executive Vice President of the Corporation and President - Building Products Group. The Corporation also announced the promotion of Christopher T. Metz to Vice President of the Corporation and president of the Kwikset security hardware business, a component of the Building Products Group.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

      2(a)(i) Amendment No. 5 dated as of April 30, 1999, to the Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc.

      2(a)(ii) Amendment No. 6 dated as of June 30, 1999, to the Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc.

      2(b) Amendment No. 3 dated as of May 4, 1999, to the Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding AG.

     10(a) The Black & Decker Corporation 1995 Stock Option Plan for Non-Employee Directors, as amended.

     10(b) Letter Agreement dated April 21, 1999, between the Corporation and Joseph Galli.

     10(c) Letter Agreement dated April 19, 1999, between the Corporation and Paul F. McBride.

     10(d) Severance Benefits Agreement dated April 27, 1999, between the Corporation and Paul F. McBride.

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

On April 22, 1999, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on April 21, 1999, the Corporation had reported its earnings for the three months ended April 4, 1999.

The Corporation did not file any other reports on Form 8-K during the three-month period ended July 4, 1999.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE BLACK & DECKER CORPORATION

                                         By    /s/ THOMAS M. SCHOEWE
                                               ---------------------------------
                                                   Thomas M. Schoewe
                                                   Senior Vice President and
                                                     Chief Financial Officer




                                         Principal Accounting Officer

                                         By    /s/ STEPHEN F. REEVES
                                               ---------------------------------
                                                   Stephen F. Reeves
                                                   Vice President and Controller




Date: August 18, 1999