Form 10-Q
period 1999-10-03
BLACK & DECKER CORP
filed 1999-11-17
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                     October 3, 1999
                               -------------------------------------------------
                                       or
[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from               to
                                                   ---------------  ------------

Commission File Number:                                1-1553
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

The  number of shares  of Common  Stock  outstanding  as of  October  31,  1999:
86,860,032

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                 October 3, 1999
                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited) For the Three
       Months and Nine Months Ended October 3, 1999 and
       September 27, 1998                                                      3

    Consolidated Balance Sheet
       October 3, 1999 (Unaudited) and December 31, 1998                       4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Nine Months Ended October 3, 1999 and
       September 27, 1998                                                      5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Nine Months Ended October 3, 1999 and
       September 27, 1998                                                      6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   16

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                           30


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     31

Item 2. Changes in Securities and Use of Proceeds                             32

Item 6. Exhibits and Reports on Form 8-K                                      32


SIGNATURES                                                                    33

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                    Nine Months Ended
                                          October 3, 1999  September 27, 1998   October 3, 1999 September 27, 1998
-------------------------------------------------------------------------------------------------------------------
Sales                                          $  1,110.6         $   1,107.7       $   3,173.3         $  3,285.7
   Cost of goods sold                               694.0               709.0           1,993.4            2,139.2
   Selling, general, and
     administrative expenses                        278.9               270.1             836.7              835.5
   Write-off of goodwill                                -                   -                 -              900.0
   Restructuring and exit costs                         -                14.2                 -              154.2
   Gain on sale of businesses                           -                26.9                 -               63.4
-------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                             137.7               141.3             343.2             (679.8)
   Interest expense (net of
     interest income)                                26.2                29.1              70.9               87.3
   Other expense                                       .8                 3.8                 -                6.2
-------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income
   Taxes                                            110.7               108.4             272.3             (773.3)
   Income taxes                                      35.4                41.8              87.1               73.1
-------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                            $     75.3         $      66.6       $     185.2         $   (846.4)
===================================================================================================================


Net Earnings (Loss) Per Common
   Share--Basic                                    $  .87              $  .73           $  2.13           $  (9.06)
===================================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                  87.0                90.9              87.1               93.4
===================================================================================================================


Net Earnings (Loss) Per Common
   Share--Assuming Dilution                        $  .85              $  .72           $  2.09           $  (9.06)
===================================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                  88.3                92.6              88.4               93.4
===================================================================================================================


Dividends Per Common Share                         $  .12              $  .12           $   .36           $    .36
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                           October 3, 1999
                                               (Unaudited)    December 31, 1998
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                       $    142.5           $     87.9
Trade receivables                                    851.7                792.4
Inventories                                          864.3                636.9
Other current assets                                 200.5                234.6
--------------------------------------------------------------------------------
   Total Current Assets                            2,059.0              1,751.8
--------------------------------------------------------------------------------
Property, Plant, and Equipment                       718.2                727.6
Goodwill                                             746.0                768.7
Other Assets                                         630.3                604.4
--------------------------------------------------------------------------------
                                                $  4,153.5           $  3,852.5
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                           $    428.0           $    152.5
Current maturities of long-term debt                  58.8                 59.2
Trade accounts payable                               431.0                348.8
Other accrued liabilities                            731.7                814.2
--------------------------------------------------------------------------------
   Total Current Liabilities                       1,649.5              1,374.7
--------------------------------------------------------------------------------
Long-Term Debt                                     1,058.4              1,148.9
Deferred Income Taxes                                276.8                279.9
Postretirement Benefits                              262.0                263.5
Other Long-Term Liabilities                          230.5                211.5
Stockholders' Equity
Common stock, par value $.50 per share                43.4                 43.7
Capital in excess of par value                       831.6                871.4
Retained earnings (deficit)                          (82.7)              (236.6)
Accumulated other comprehensive income (loss)       (116.0)              (104.5)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                        676.3                574.0
--------------------------------------------------------------------------------
                                                $  4,153.5           $  3,852.5
================================================================================

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
                                            Common        Par    Excess of    Earnings     prehensive  Stockholders'
                                            Shares      Value    Par Value   (Deficit)  Income (Loss)         Equity
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997            94,842,544    $  47.4   $  1,278.2   $   562.0      $   (96.2)     $ 1,791.4
Comprehensive income:
   Net loss                                     --         --           --      (846.4)            --         (846.4)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (33.0)         (33.0)
   Write-off of accumulated
     foreign currency transla-
     tion adjustments due to
     sale of businesses                         --         --           --          --           35.6           35.6
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --      (846.4)           2.6         (843.8)
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                 --         --           --       (33.3)            --          (33.3)
Purchase and retirement of
   common stock                         (8,059,900)      (4.0)      (416.1)         --             --         (420.1)
Common stock issued under
   employee benefit plans                1,083,305         .5         23.0          --             --           23.5
---------------------------------------------------------------------------------------------------------------------
Balance at September 27, 1998           87,865,949    $  43.9   $    885.1   $  (317.7)     $   (93.6)     $   517.7
=====================================================================================================================

Balance at December 31, 1998            87,498,424    $  43.7   $    871.4   $  (236.6)     $  (104.5)     $   574.0
Comprehensive income:
   Net earnings                                 --         --           --       185.2             --          185.2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (11.5)         (11.5)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --       185.2          (11.5)         173.7
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                 --         --           --       (31.3)            --          (31.3)
Purchase and retirement of
   common stock                         (1,015,900)       (.5)       (52.8)         --             --          (53.3)
Common stock issued under
   employee benefit plans                  365,408         .2         13.0          --             --           13.2
---------------------------------------------------------------------------------------------------------------------
Balance at October 3, 1999              86,847,932    $  43.4   $    831.6   $   (82.7)     $  (116.0)     $   676.3
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
----------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
                                                                October 3, 1999  September 27, 1998
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                   $   185.2            $ (846.4)
Adjustments to reconcile net earnings (loss) to cash flow
   from operating activities:
   Gain on sale of businesses                                                -                (63.4)
   Non-cash charges and credits:
     Depreciation and amortization                                        117.7               114.5
     Goodwill write-off                                                      -                900.0
     Restructuring charges and exit costs                                    -                154.2
     Other                                                                 (6.3)                2.6
   Changes in selected working capital items (excluding, for 1998, effects of household products and glass container-forming and inspection equipment businesses sold):
     Trade receivables                                                    (80.9)              (50.1)
     Inventories                                                         (246.8)              (83.4)
     Trade accounts payable                                                87.3                31.6
   Restructuring spending                                                 (17.2)              (27.9)
   Changes in other assets and liabilities                                (26.1)              (70.2)
----------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                     12.9                61.5
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of selling expenses                    -                481.8
Purchase of business                                                       (3.2)                  -
Proceeds from disposal of assets                                           23.4                19.1
Capital expenditures                                                     (111.4)              (92.4)
Cash inflow from hedging activities                                       510.3               239.2
Cash outflow from hedging activities                                     (478.2)             (231.6)
----------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                    (59.1)              416.1
----------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                  (46.2)              477.6
FINANCING ACTIVITIES
Net decrease in short-term borrowings                                    (105.7)             (112.7)
Proceeds from long-term debt (including revolving credit facility)        931.7               585.6
Payments on long-term debt (including revolving credit facility)         (646.6)             (569.8)
Debt issue costs paid                                                        -                 (2.7)
Redemption of preferred stock of subsidiary                                  -                (41.7)
Purchase of common stock                                                  (53.3)             (420.1)
Issuance of common stock                                                    9.9                18.0
Cash dividends                                                            (31.3)              (33.3)
----------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                    104.7              (576.7)
Effect of exchange rate changes on cash                                    (3.9)               (4.4)
----------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents                           54.6              (103.5)
Cash and cash equivalents at beginning of period                           87.9               246.8
----------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                            $   142.5            $  143.3
====================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and nine-month periods ended October 3, 1999, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.
     Certain amounts presented for the nine months ended September 27, 1998, have been reclassified to conform with the 1999 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended October 3, 1999, and September 27, 1998, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended October 3, 1999, and September 27, 1998, was $78.3 million and $89.8 million, respectively.
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 2000. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings. The Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

NOTE 2: STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, on January 26, 1998, the Corporation's Board of Directors approved a comprehensive strategic repositioning plan designed to intensify focus on core operations and improve operating performance. The plan includes the following components: (i) the divestiture of the household products business in North America, Latin America, and Australia, the recreational products business, and the glass container-forming and inspection equipment business; (ii) the repurchase of up to 10% of the Corporation's then outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses.
     The Corporation sold its household products business (other than certain assets associated with the Corporation's cleaning and lighting products) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia, principally in the second quarter of 1998. The Corporation completed the sale of Emhart Glass, its glass container-forming and inspection equipment business, during the third quarter of 1998, and completed the recapitalization of True Temper Sports, its recreational products business, during the fourth quarter of 1998.
     As of December 31, 1998, the Corporation had repurchased 9,025,400 shares of its outstanding common stock under the strategic repositioning plan, of which 8,059,900 shares were repurchased during the nine months ended September 27, 1998, at an aggregate cost of $420.1 million (which is net of $1.4 million in premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock). During the first quarter of 1999, the Corporation repurchased an additional 610,900 shares of common stock at an aggregate cost of $32.1 million, completing the stock repurchase element of the strategic repositioning plan. Subsequent to the announcement of the strategic repositioning, the Corporation's Board of Directors authorized the repurchase of an incremental 2,000,000 shares of the Corporation's outstanding common stock with the intention of reducing the dilutive effect of stock issuances under various stock-based employee benefit plans.
     Charges under the restructuring program, announced in January 1998 and undertaken to reduce fixed costs, are expected to be taken over a period of two years. During the three and nine months ended September 27, 1998, the Corporation recognized restructuring and exit costs of $14.2 million ($7.7 million after tax) and $154.2 million ($107.7 million after tax), respectively.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during the first quarter of 1998. That goodwill write-off represented a per-share net loss of $9.64 both on a basic and diluted basis for the nine-month period ended September 27, 1998. The write-off of goodwill related to the Hardware and Home Improvement (formerly "Building Products") segment and the Fastening and Assembly Systems segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, and represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows. This change represented a change in accounting principle that is indistinguishable from a change in estimate.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                           October 3, 1999    December 31, 1998
--------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process              $  184.2             $  173.5
   Finished products                                 693.3                482.3
--------------------------------------------------------------------------------
                                                     877.5                655.8
Excess of FIFO cost over LIFO
   inventory value                                   (13.2)               (18.9)
--------------------------------------------------------------------------------
                                                  $  864.3             $  636.9
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                           October 3, 1999    December 31, 1998
--------------------------------------------------------------------------------
Goodwill                                       $   1,297.4           $  1,300.9
Less accumulated amortization                        551.4                532.2
--------------------------------------------------------------------------------
                                               $     746.0           $    768.7
================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $747.1 million and $412.4 million were included in the Consolidated Balance Sheet at October 3, 1999, and December 31, 1998, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

--------------------------------------------------------------------------------------------------
                              Three Months Ended                        Nine Months Ended
                    October 3, 1999  September 27, 1998       October 3, 1999  September 27, 1998
--------------------------------------------------------------------------------------------------
Interest expense              $33.1               $34.7                 $93.0              $107.0
Interest (income)              (6.9)               (5.6)                (22.1)              (19.7)
--------------------------------------------------------------------------------------------------
                              $26.2               $29.1                 $70.9              $ 87.3
==================================================================================================

NOTE 7: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

                                         Reportable Business Segments
                                   ----------------------------------------------                           Corporate,
                                         Power   Hardware   Fastening                                          Adjust-
                                         Tools     & Home           &                            Currency       ments,
Three Months Ended                           &   Improve-    Assembly                  All    Translation     & Elimi-     Consoli-
October 3, 1999                    Accessories       ment     Systems       Total   Others    Adjustments      nations        dated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $   785.3    $ 226.3     $ 119.7    $1,131.3  $    --        $ (20.7)        $ --    $ 1,110.6
Segment profit (loss) (for
  Consolidated, operating income)         97.0       33.9        19.9       150.8       --           (2.3)       (10.8)       137.7
Depreciation and amortization             18.8        8.1         3.9        30.8       --            (.6)         6.9         37.1
Capital expenditures                      28.0        8.9         7.7        44.6       --           (1.1)          --         43.5

Three Months Ended
September 27, 1998
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $   729.8    $ 216.2     $ 108.3    $1,054.3  $  67.6        $ (14.2)        $ --    $ 1,107.7
Segment profit (loss) (for
  Consolidated, operating
  income before restructuring
  and exit costs, and gain on
  sale of businesses)                     73.6       32.0        17.7       123.3      4.3           (1.1)         2.1        128.6
Depreciation and amortization             20.8        7.1         3.4        31.3       --            (.4)         7.0         37.9
Capital expenditures                      15.5        9.6         4.7        29.8      3.2            (.5)          .1         32.6

Nine Months Ended
October 3, 1999
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $ 2,189.6    $ 656.2     $ 374.1    $3,219.9  $    --        $ (46.6)        $ --    $ 3,173.3
Segment profit (loss) (for
  Consolidated, operating income)        223.3       88.7        63.5       375.5       --           (5.0)       (27.3)       343.2
Depreciation and amortization             61.1       25.5        11.6        98.2       --           (1.4)        20.9        117.7
Capital expenditures                      71.4       25.7        16.3       113.4       --           (2.2)          .2        111.4

Nine Months Ended
September 27, 1998
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $ 2,024.1    $ 620.5     $ 344.2    $2,988.8  $ 333.6        $ (36.7)        $ --    $ 3,285.7
Segment profit (loss) (for
  Consolidated, operating
  income before restructuring
  and exit costs, write-off of
  goodwill, and gain on sale
  of businesses)                         172.0       88.6        57.8       318.4     16.5           (4.5)       (19.4)       311.0
Depreciation and amortization             65.3       19.7        10.2        95.2       --           (1.1)        20.4        114.5
Capital expenditures                      46.0       23.2        10.8        80.0     13.1           (1.1)          .4         92.4




     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement (formerly "Building Products"), and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of plumbing products to customers outside the United States and Canada and for sales of the retained household products business. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware and for the manufacture of plumbing products as well as responsibility for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation also operated several businesses that do not constitute reportable business segments. These businesses included the manufacture and sale of glass container-forming and inspection equipment, as well as recreational and household products. In 1998, the Corporation completed the sale or recapitalization of its glass container-forming and inspection equipment business, Emhart Glass; its recreational products business, True Temper Sports; and its household products business (excluding certain assets associated with the Corporation's cleaning and lighting products) in North America, Latin America (excluding Brazil), and Australia. Because True Temper Sports, Emhart Glass, and the household products business in North America, Latin America (excluding Brazil), and Australia are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations, and the results of operations and financial positions of these businesses have been included in the consolidated financial statements through the dates of consummation of the respective transactions. Amounts relating to these businesses are included in the preceding table under the caption "All Others." The results of the household products businesses included under the caption "All Others" are based upon certain assumptions and allocations. The household products businesses sold during 1998 were jointly operated with the cleaning and lighting products businesses retained by the Corporation. Further, the Corporation's divested household products businesses in Australia and Latin America (excluding Brazil) were operated jointly with the Corporation's power tools and accessories businesses. Accordingly, the results of the household products businesses included in the preceding segment table under the caption "All Others" were determined using certain assumptions and allocations that the Corporation believes are reasonable under the circumstances.
     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually, and once established all prior period segment data is restated to reflect the newly established budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments," "All Others," and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's current budgeted exchange rates. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs and, for 1998, the write-off of goodwill and the gain on sale of businesses. For certain operations located in Brazil, Mexico, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. No corporate expenses have been allocated to divested businesses. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or nonrecurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the Corporation's various segments in a later period.
     Amounts in the preceding table under the caption "Corporate, Adjustments, & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and consolidated goodwill amortization.

     The reconciliation of segment profit to the Corporation's earnings (loss) before income taxes for each period, in millions of dollars, is as follows:

                                                        Three Months Ended                     Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------
                                               October 3, 1999  September 27, 1998    October 3, 1999  September 27, 1998
--------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business
   segments                                           $  150.8             $ 123.3           $  375.5             $ 318.4
Segment profit for all other businesses                     -                  4.3                 -                 16.5
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange
     rates to actual rates                                (2.3)               (1.1)              (5.0)               (4.5)
   Depreciation of Corporate property and
     amortization of goodwill                             (6.9)               (7.0)             (20.9)              (20.4)
   Adjustment to businesses' postretirement
     benefit expenses booked in consolidation              5.2                 8.2               21.8                24.7
   Adjustment to eliminate net interest and non-
     operating expenses from results of certain
     operations in Brazil, Mexico, Venezuela,
     and Turkey                                             .1                 1.6                1.2                 4.2
   Other adjustments booked in consolidation
     directly related to reportable business
     segments                                             (6.4)                 .3              (10.0)              (18.7)
Amounts allocated to businesses in arriving at
   segment profit in excess of (less than) Corpo-
   rate center operating expenses, eliminations,
   and other amounts identified above                     (2.8)               (1.0)             (19.4)               (9.2)
--------------------------------------------------------------------------------------------------------------------------
Operating income before restructuring and exit
   costs, write-off of goodwill, and gain on sale
   of businesses                                         137.7               128.6              343.2               311.0
Restructuring and exit costs                                -                 14.2                 -                154.2
Write-off of goodwill                                       -                   -                  -                900.0
Gain on sale of businesses                                  -                 26.9                 -                 63.4
--------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                               137.7               141.3              343.2              (679.8)
Interest expense, net of interest income                  26.2                29.1               70.9                87.3
Other expense                                               .8                 3.8                 -                  6.2
--------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before taxes                         $110.7             $ 108.4             $272.3             $(773.3)
==========================================================================================================================

NOTE 8: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

                                                      Three Months Ended                   Nine Months Ended
(Amounts in Millions Except Per Share Data)  October 3, 1999   September 27, 1998   October 3, 1999   September 27, 1998
-------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss)                                $ 75.3               $ 66.6            $185.2             $ (846.4)
=========================================================================================================================
Denominator:
   Average number of common shares out-
     standing for basic earnings per share              87.0                 90.9              87.1                 93.4

   Employee stock options and stock issuable
     under employee benefit plans                        1.3                  1.7               1.3                   -  (a)
-------------------------------------------------------------------------------------------------------------------------
   Average number of common shares out-
     standing for diluted earnings per share            88.3                 92.6              88.4                 93.4
=========================================================================================================================
Basic earnings (loss) per share                        $ .87                $ .73            $ 2.13              $ (9.06)
=========================================================================================================================
Diluted earnings (loss) per share                      $ .85                $ .72            $ 2.09              $ (9.06)
=========================================================================================================================

(a) Due to the net loss incurred by the Corporation for the nine-month period ended September 27, 1998, the assumed exercise of stock options and stock issuable under employee benefit plans is anti-dilutive. Accordingly, the effect of 1.7 million shares, representing the dilutive effect of those stock options and shares issuable, was excluded from the calculation of diluted earnings per share for the nine months ended September 27, 1998. As a result, the financial statements reflect diluted earnings per share equal to basic earnings per share for the nine months ended September 27, 1998.


NOTE 9: STOCKHOLDERS' EQUITY
The Corporation has entered into two agreements (the "Agreements") under which the Corporation may enter into forward purchase contracts on its common stock. The Agreements provide the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract"). The settlement methods generally available, at the Corporation's option, are net settlement, either in cash or in shares, or physical settlement. To the extent that the market price of the Corporation's common stock on the settlement date is higher (lower) than the forward purchase/strike price, the net differential is received (paid) by the Corporation under the net settlement alternatives, except in the case of a capped forward contract under which the net differential received is limited by a cap price. In the case of physical settlement under a capped forward contract, the Corporation must, in addition to purchasing the shares covered by the contract at the strike price, pay to the counterparty the excess of the market price at the date of settlement, if any, over the cap price.
     During the quarter ended October 3, 1999, the Corporation entered into a series of capped forward contracts under the Agreements with respect to 500,000 shares of its common stock with a weighted average strike price of $51.28 per share and a weighted average cap price of $58.98 per share; these contracts settle in the fourth quarter of 1999. Had settlement of these contracts occurred on October 3, 1999, the Corporation would have been required to select one of the following settlement options, determined based upon the closing price of the Corporation's common stock on October 1, 1999: (i) the payment of $2.9 million under net cash settlement; (ii) the issuance of 63,558 shares of its common stock under net share settlement; or (iii) the purchase of 500,000 shares of its common stock at a cost of $25.6 million under physical settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $75.3 million or $.85 per share on a diluted basis for the three months ended October 3, 1999, compared to net earnings of $66.6 million or $.72 per share on a diluted basis for the three months ended September 27, 1998. Included in net earnings for the quarter ended September 27, 1998, were an after-tax restructuring charge of $7.7 million ($14.2 million before tax) or $.08 per share on a diluted basis and an after-tax gain on sale of businesses of $9.2 million ($26.9 million before tax) or $.10 per share on a diluted basis. Excluding the restructuring charge and the gain on sale of businesses, net earnings were $65.1 million or $.70 per share on a diluted basis for the quarter ended September 27, 1998.
     The Corporation reported net earnings of $185.2 million or $2.09 per share on a diluted basis for the nine months ended October 3, 1999, compared to a net loss of $846.4 million or $9.06 per share on a diluted basis for the nine months ended September 27, 1998. Excluding the effects of the restructuring charge of $154.2 million ($107.7 million after tax), the goodwill write-off of $900.0 million, and the gain on sale of businesses of $63.4 million ($13.4 million after tax), net earnings for the nine months ended September 27, 1998, would have been $147.9 million or $1.55 per share on a diluted basis.

STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Strategic Repositioning" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, on January 26, 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
     The first element of the strategic repositioning plan is to focus the Corporation on its core operations--that is, those strategic businesses that the Corporation believes are capable of delivering superior operating and financial performance. The Corporation substantially completed this aspect of the strategic repositioning plan through the sale or recapitalization of the following non-strategic businesses: True Temper Sports, its recreational products business, in the fourth quarter of 1998; Emhart Glass, its glass container-forming and inspection equipment business, in the third quarter of 1998; and the household products business (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Latin America (excluding Brazil), and Australia, the majority of which was sold in the second quarter of 1998.
     The net proceeds from the sale of these businesses were used to fund the second element of the strategic repositioning plan--the planned repurchase of approximately 10% of the Corporation's then outstanding common shares over a two-year period. As of December 31, 1998, the Corporation had repurchased 9,025,400 shares of its outstanding common stock under the strategic repositioning plan, of which 8,059,900 shares were repurchased during the nine months ended September 27, 1998, at an aggregate cost of $420.1 million (which is net of $1.4 million in premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock). During the first quarter of 1999, the Corporation repurchased an additional 610,900 shares of common stock at an aggregate cost of $32.1 million, completing the stock repurchase element of the strategic repositioning plan.
     The third element of the strategic repositioning plan involves a major restructuring program, which is being undertaken to reduce fixed costs. Charges under this restructuring program are expected to be taken over a two-year period as individual components that meet the accounting criteria for recognition are approved by the requisite level of management. Restructuring charges of $164.7 million ($117.3 million after tax) have been taken under the strategic repositioning since January 1998. While an additional restructuring charge is likely in the fourth quarter of 1999, total pre-tax charges under the restructuring element of the strategic repositioning are expected to be under $200 million.
     As part of the restructuring program, the Corporation is making significant changes to its European power tools and accessories businesses by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe are being accompanied by investment in state-of-the-art information systems similar to the investments being made in the North American business. In addition, the worldwide power tools and accessories business is rationalizing its manufacturing plant network, resulting in the closure of a number of manufacturing plants. The restructuring program also includes actions to improve the cost position of other businesses.
     This restructuring program resulted in a pre-tax charge of $154.2 million ($107.7 million after tax) during the nine months ended September 27, 1998, of which $14.2 million ($7.7 million after tax) was recognized during the quarter ended September 27, 1998. During the first quarter of 1999, the Corporation recognized $8.9 million of additional pre-tax restructuring and exit costs associated with restructuring of North American accessories packaging operations and Latin American power tools operations, and the settlement of claims regarding a divested business. That $8.9 million charge was offset, however, by a gain realized on the sale of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge.
     A summary of the Corporation's restructuring activity during the nine months ended October 3, 1999, is as follows:

                                                       Reserve Established   Utilization of Reserve          Reserve
                                           Reserve at      in 1999, Net of   ----------------------         at Octo-
(Dollars in Millions)               December 31, 1998      Gain Recognized        Cash     Non-Cash      ber 3, 1999
--------------------------------------------------------------------------------------------------------------------
Severance benefits and cost of
   voluntary retirement program                 $39.9                 $4.4     $ (13.7)        $ -             $30.6
Asset write-offs                                   -                    .5          -           (.5)              -
Other charges                                    10.9                 (4.9)       (3.5)         3.0              5.5
--------------------------------------------------------------------------------------------------------------------
Total                                           $50.8                 $ -      $ (17.2)        $2.5            $36.1
====================================================================================================================

     In the preceding table, the negative $2.5 million non-cash reserve usage in 1999 represents $6.4 million of non-cash reserve usage offset by the $8.9 million gain on the sale of the facility described above.
     In addition to the restructuring charge, the Corporation anticipates that related expenses of approximately $60 million will be charged to operations over a two-year period as the restructuring program progresses, $44.4 million of which were recognized during the year ended December 31, 1998. These related expenses, which are incremental to the plans being implemented, do not qualify as restructuring or exit costs under generally accepted accounting principles. During the three-month periods ended October 3, 1999, and September 27, 1998, the Corporation recognized $4.3 million and $6.3 million, respectively, of expenses related to the restructuring program. During the nine-month periods ended October 3, 1999, and September 27, 1998, the Corporation recognized $10.1 million and $34.7 million, respectively, of restructuring-related expenses.
     Benefits from the restructuring actions taken in 1998 and 1999 are expected to approximate $100 million on an annual, pre-tax basis once the restructuring plan is fully implemented. Those benefits will be mitigated, however, by other factors impacting the Corporation's results.
     While the Corporation expects to finalize the charges under the restructuring element of the strategic repositioning announced in January 1998 over a two-year period, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs and eliminate excess capacity. As a result, additional restructuring charges may be incurred in future periods as the Corporation identifies such opportunities that are approved by the requisite level of management.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to the sold businesses, realistic valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility because decreases in projected discounted cash flows of certain businesses will result in timely recognition of future impairment. This change in method of measuring goodwill impairment represents a change in accounting principle that is indistinguishable from a change in estimate.
     In connection with this change in accounting with respect to the measurement of goodwill impairment, the Corporation recognized a non-cash charge of $900.0 million in the first quarter of 1998 ($9.64 per share both on a basic and diluted basis for the nine months ended September 27, 1998). The $900.0 million write-down, which related to goodwill associated with the Corporation's Fastening and Assembly Systems segment and Hardware and Home Improvement segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to

Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.


RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended October 3, 1999, and September 27, 1998:

                          ANALYSIS OF CHANGES IN SALES
---------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                         Nine Months Ended
(Dollars in Millions)               October 3, 1999    September 27, 1998     October 3, 1999    September 27, 1998
---------------------------------------------------------------------------------------------------------------------
Total sales                                $1,110.6              $1,107.7            $3,173.3              $3,285.7
Unit volume - existing                           10 %                   1 %                10 %                   2 %
            - disposed                           (7)%                  (9)%               (10)%                  (3)%
Price                                            (1)%                  (1)%                (1)%                  (1)%
Currency                                         (2)%                  (1)%                (2)%                  (2)%
---------------------------------------------------------------------------------------------------------------------
Change in total sales                             - %                 (10)%                (3)%                  (4)%
=====================================================================================================================

Note: In the above table and in the following discussion, existing unit volume relates to businesses where period-to-period comparability exists. Disposed unit volume relates to businesses where period-to-period comparability does not exist due to the sale or recapitalization of a particular business. For the three months ended October 3, 1999, disposed unit volume relates to sales of the glass container-forming and inspection equipment business, Emhart Glass, which was sold at the end of the third quarter of 1998; and the recreational products business, True Temper Sports, which was recapitalized during the fourth quarter of 1998. For the nine months ended October 3, 1999, disposed unit volume relates to sales of the household products business (excluding assets associated with the cleaning and lighting product lines retained by the Corporation) in North America, Australia, Central America, the Caribbean, and South America (excluding Brazil) which was sold during the first six months of 1998; the glass container-forming and inspection equipment business, Emhart Glass; and the recreational products business, True Temper Sports. For the three and nine months ended September 27, 1998, disposed unit volume relates to sales of the aforementioned household products business, which was sold during the first six months of 1998. Because the Corporation sold Emhart Glass at the end of the third quarter of 1998 and completed the recapitalization of True Temper Sports in the fourth quarter of 1998, period-to-period comparability with respect to those businesses exists during the three- and nine-month periods ended September 27, 1998, and the results of those businesses are included in existing unit volume for those periods.

     Total consolidated sales for the three months ended October 3, 1999, approximated the corresponding 1998 level. Total unit volume increased 3% during this period, as unit volume growth in the Corporation's existing businesses more than offset unit volume declines associated with the divested recreational products and glass container-forming and inspection equipment businesses. The unit volume increase was partially offset by foreign currency and price pressures. The negative effects of a stronger United States dollar compared to other foreign currencies caused a decrease in the Corporation's consolidated sales of 2% from the prior year's level for the three months ended October 3, 1999. Pricing actions, taken in response to competitive pressures and as a result of volume-related price reductions associated with higher unit volumes in the North American power tools and accessories business, had a 1% negative effect on sales for the three months ended October 3, 1999, as compared to the corresponding period in 1998.
     Total consolidated sales for the nine months ended October 3, 1999, decreased 3% from the 1998 levels. Unit volume growth in the Corporation's existing businesses was offset by unit volume declines associated with the divested household products, recreational products, and glass container-forming and inspection equipment businesses. The negative effects of a stronger United States dollar compared to other foreign currencies and the pricing actions discussed in the preceding paragraph caused a decrease in the Corporation's consolidated sales of 2% and 1%, respectively, for the nine months ended October 3, 1999, as compared to the corresponding period in 1998. A contributing factor to the growth in existing unit volume for the nine months ended October 3, 1999, was the inclusion of four additional business days as compared to the nine months ended September 27, 1998, due to the timing of the Corporation's fiscal calendar.

EARNINGS
Operating income for the three months ended October 3, 1999, was $137.7 million, or 12.4% of sales, compared to operating income of $128.6 million (excluding the restructuring charge of $14.2 million and gain on sale of businesses of $26.9 million), or 11.6% of sales, for the corresponding period in 1998. Operating income for the nine months ended October 3, 1999, was $343.2 million, or 10.8% of sales, compared to an operating loss of $679.8 million for the corresponding period in 1998. Excluding the effects of the $154.2 million restructuring charge, the $900.0 million write-off of goodwill, and the $63.4 million gain on sale of businesses, operating income for the first nine months of 1998 was $311.0 million, or 9.5% of sales.
     Operating results for the three months ended October 3, 1999, and September 27, 1998, included $4.3 million and $6.3 million, respectively, of expenses directly related to the restructuring program undertaken that do not qualify as restructuring or exit costs under generally accepted accounting principles. Excluding the effects of these restructuring-related expenses, operating income for the three months ended October 3, 1999, would have increased by 5% from $134.9 million (excluding the restructuring charge and gain on sale of businesses) for the third quarter of 1998 to $142.0 million for the third quarter of 1999. On this same basis, operating income as a percentage of sales increased from 12.2% for the third quarter of 1998 to 12.8% for the third quarter of 1999. Operating results for the nine months ended October 3, 1999, and September 27, 1998, included $10.1 million and $34.7 million, respectively, of restructuring-related expenses. Excluding the effects of these restructuring-related expenses, operating income would have increased by 2% from $345.7 million (excluding the restructuring charge, the goodwill write-off, and the gain on sale of businesses) for the nine months ended September 27, 1998, to $353.3 million for the nine months ended October 3, 1999. On this same basis, operating income as a percentage of sales increased from 10.5% for the nine months ended September 27, 1998, to 11.1% for the nine months ended October 3, 1999.
     Gross margin as a percentage of sales was 37.5% and 36.0% for the three-month periods ended October 3, 1999, and September 27, 1998, respectively. Gross margin as a percentage of sales was 37.2% and 34.9% for the nine-month periods ended October 3, 1999, and September 27, 1998, respectively. The increase in gross margin during the three- and nine-month periods ended October 3, 1999, compared to the corresponding periods in 1998, primarily resulted from cost benefits from restructuring actions taken, increased productivity, the absence of lower margin products in the divested businesses, and, for the nine months ended October 3, 1999, significantly lower restructuring-related expenses. These positive factors were partially offset by negative pricing actions.
     Selling, general, and administrative expenses as a percentage of total sales were 25.1% and 24.4% for the three-month periods ended October 3, 1999, and September 27, 1998, respectively. Selling, general, and administrative expenses as a percentage of total sales were 26.4% and 25.4% for the nine-month periods ended October 3, 1999, and September 27, 1998, respectively. The increase in selling, general, and administrative expenses as a percentage of total sales during the three- and nine-month periods ended October 3, 1999, resulted, in part, from increased promotional activities, particularly in the power tools and accessories business in North America which increased the number of end-user specialists.
     Net interest expense (interest expense less interest income) for the three- and nine-month periods ended October 3, 1999, was $26.2 million and $70.9 million, respectively, as compared to $29.1 million and $87.3 million for the three- and nine-month periods ended September 27, 1998, respectively. The lower level of net interest expense in the three and nine months ended October 3, 1999, as compared to the corresponding periods in 1998 was primarily the result of lower average borrowing levels. For the three months ended October 3, 1999, the lower average borrowing levels were partially offset by higher interest rates.
     The Corporation maintains a portfolio of interest rate hedge instruments for the purpose of managing interest rate exposure. During the nine months ended October 3, 1999, the Corporation entered into new fixed to variable rate interest rate swaps with an aggregate notional principal amount of $25.0 million. In addition, interest rate swaps with an aggregate notional principal amount of $250.0 million, which swapped from fixed United States dollars to fixed foreign currencies, matured during the nine months ended October 3, 1999. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 59% at October 3, 1999, compared to 47% at December 31, 1998.
     Other expense for the three- and nine-month periods ended October 3, 1999, was not significant. Other expense for the three- and nine-month periods ended September 27, 1998, principally consisted of currency losses.
     The Corporation recognized income tax expense of $35.4 million on pre-tax earnings of $110.7 million for the third quarter of 1999, which equates to a reported tax rate of 32%. The Corporation recognized income tax expense of $41.8 million on pre-tax earnings of $108.4 million for the third quarter of 1998. Excluding an income tax benefit of $6.5 million related to a $14.2 million pre-tax restructuring charge and income tax expense of $17.7 million related to the $26.9 million pre-tax gain on sale of businesses recognized during that quarter, income tax expense would have been $30.6 million on adjusted pre-tax earnings of $95.7 million for the third quarter of 1998, which equates to a tax rate of 32%.
     The Corporation recognized income tax expense of $87.1 million on pre-tax earnings of $272.3 million during the nine months ended October 3, 1999, which equates to a reported tax rate of 32%. The Corporation recognized income tax expense of $73.1 million for the nine months ended September 27, 1998, on a pre-tax loss of $773.3 million. Excluding an income tax benefit of $46.5 million related to the pre-tax restructuring charge of $154.2 million, the non-deductible write-off of goodwill in the amount of $900.0 million, and the $50.0 million of tax expense recognized on the $63.4 million gain on sale of businesses, income tax expense would have been $69.6 million on adjusted pre-tax earnings of $217.5 million for the nine months ended September 27, 1998, which equates to a tax rate of 32%.
     The Corporation reported net income of $75.3 million, or $.85 per share on a diluted basis, for the three months ended October 3, 1999. The Corporation reported net earnings of $66.6 million, or $.72 per share on a diluted basis, for the three months ended September 27, 1998. Excluding the after-tax restructuring charge of $7.7 million and the after-tax gain on sale of businesses of $9.2 million both recognized in the third quarter of 1998, net earnings were $65.1 million, or $.70 per diluted share for the three months ended September 27, 1998.
     The Corporation reported net income of $185.2 million, or $2.09 per share on a diluted basis, for the nine months ended October 3, 1999. The Corporation reported a net loss of $846.4 million, or $9.06 per share both on a basic and diluted basis, for the nine months ended September 27, 1998, principally as a result of the restructuring charge, goodwill write-off, and gain on sale of businesses during that period. Because the Corporation reported a net loss for the nine months ended September 27, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options, since their inclusion would be anti-dilutive--that is, decrease the per-share loss. For comparative purposes, however, the Corporation believes that the dilutive effect of stock options should be considered when evaluating the Corporation's performance excluding the restructuring charge, goodwill write-off, and gain on sale of businesses. If the dilutive effect of stock options were considered, net earnings, excluding the aforementioned non-recurring items, would have been $147.9 million or $1.55 per share on this diluted basis for the nine months ended September 27, 1998.

BUSINESS SEGMENTS
As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement (formerly "Building Products"), and Fastening and Assembly Systems.
     Expenses (income) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the Corporation's reportable business segments were $6.4 million and $10.0 million for the three and nine months ended October 3, 1999, respectively, and $(.3) million and $18.7 million for the three and nine months ended September 27, 1998, respectively. For the three and nine months ended October 3, 1999, these expenses principally relate to reserves established in consolidation associated with certain legal matters. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Business Segments" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the segment-related expenses excluded from segment profit for the nine months ended September 27, 1998, primarily related to unbudgeted restructuring-related expenses, including an $11.5 million write-down of cleaning and lighting inventory to net realizable value associated with the product line rationalization undertaken in the second quarter of 1998 to integrate the retained cleaning and lighting business into the Power Tools and Accessories operations. These segment-related expenses excluded from segment profit are generally non-recurring in nature.

Power Tools and Accessories
---------------------------
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

-----------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                        Nine Months Ended
                                      October 3, 1999  September 27, 1998     October 3, 1999  September 27, 1998
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $785.3              $729.8            $2,189.6            $2,024.1
Segment profit                                   97.0                73.6               223.3               172.0

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 1999 increased 7.6% over the 1998 level despite negative pricing actions taken in response to competitive pressures and as a result of volume-related price reductions. Sales of power tool products in North America benefited from double-digit rates of growth in sales of consumer and DEWALT(R) professional power tools due, in part, to new product introductions. Sales of accessories in North America grew at a mid single-digit rate in the third quarter of 1999 over the 1998 level.
     Sales in Europe during the third quarter of 1999 approximated the 1998 level as solid growth in some countries was offset by weakness in Germany. Sales in other geographic areas during the third quarter of 1999 increased marginally over the 1998 levels.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended October 3, 1999, increased 8.2% over the 1998 level despite the negative impact of pricing actions as discussed previously. Sales of power tool products in North America benefited from double-digit rates of growth in sales of consumer and DEWALT professional power tools. In addition, sales of accessories in North America during 1999 increased at a high single-digit rate over the 1998 level.
     Sales in Europe during the nine months ended October 3, 1999, approximated the 1998 level, as solid growth in some countries was offset by weakness in Germany and Eastern Europe.
     Sales in other geographic areas declined at a mid single-digit rate during the nine months ended October 3, 1999, from the 1998 levels.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.4% and 10.2% for the three- and nine-month periods ended October 3, 1999, respectively, compared to 10.1% and 8.5%, for the three- and nine-month periods ended September 27, 1998, respectively. This improvement was driven by higher gross margins across all major geographic areas, which were the result of restructuring benefits and productivity driven, in part, by higher manufacturing volumes that more than offset negative price pressures.

Hardware and Home Improvement
-----------------------------
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

----------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                       Nine Months Ended
                                      October 3, 1999  September 27, 1998    October 3, 1999  September 27, 1998
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $226.3              $216.2             $656.2              $620.5
Segment profit                                   33.9                32.0               88.7                88.6

     Sales to unaffiliated customers in the Hardware and Home Improvement segment for the quarter ended October 3, 1999, increased 4.7% over the 1998 level. This increase was due principally to sales of security hardware and plumbing products in North America, which both increased at a mid single-digit rate during the three months ended October 3, 1999, over the 1998 levels. Sales of security hardware in Europe during the third quarter of 1999 approximated the prior year's level.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased by 5.8% for the nine months ended October 3, 1999, over the 1998 level, due principally to a double-digit rate of growth in sales of security hardware in North America. That growth was partially offset by marginally lower sales of plumbing products in North America. Sales of security hardware in Europe during 1999 approximated the prior year's level.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 15.0% and 13.5% for the three and nine months ended October 3, 1999, respectively, compared to 14.8% and 14.3% for the three and nine months ended September 27, 1998, respectively. Segment profit as a percentage of sales for the three months ended October 3, 1999, rose from the 1998 level as sharply higher profitability with respect to plumbing products more than offset decreased profitability with respect to security hardware. Segment profit as a percentage of sales for the nine months ended October 3, 1999, declined from the 1998 level as decreased profitability with respect to security hardware products more than offset profitability gains in plumbing products. For both the three- and nine-month periods ended October 3, 1999, profitability gains in plumbing products stemmed from productivity initiatives and headcount reductions while the decreased profitability with respect to security hardware products principally resulted from excess fixed costs, a shift in sales mix to lower margin products, manufacturing inefficiencies, and higher administrative expenses, including increased promotion.

Fastening and Assembly Systems
------------------------------
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

----------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                       Nine Months Ended
                                      October 3, 1999  September 27, 1998    October 3, 1999  September 27, 1998
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $119.7              $108.3             $374.1              $344.2
Segment profit                                   19.9                17.7               63.5                57.8

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 10.5% and 8.7% for the three- and nine-month periods ending
October 3, 1999, respectively, over the 1998 levels, as strong sales to automotive customers in North America and Europe offset weakness in the European industrial sector.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 16.6% for the three months ended October 3, 1999, compared to 16.3% for the corresponding period in 1998, and was 17.0% for the nine months ended October 3, 1999, compared to 16.8% for the nine months ended September 27, 1998.

INTEREST RATE SENSITIVITY
Due to the change during the nine months ended October 3, 1999, described previously, in the Corporation's interest rate hedge portfolio, the following table provides information as of October 3, 1999, about the portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

Notional  Principal  Amounts and Interest  Rate Detail by  Contractual  Maturity
Dates

                                                           Year Ending Dec. 31,                                         Fair Value
                              3 Mos. Ending      -----------------------------------------                               (Assets)/
(U.S. Dollars in Millions)    Dec. 31, 1999      2000        2001          2002       2003    Thereafter       Total   Liabilities
----------------------------------------------------------------------------------------------------------------------------------
Fixed to variable rate
  interest rate swaps (a)              $ --    $ 50.0        $ --          $ --    $ 125.0       $ 275.0     $ 450.0        $ 20.2
   Average pay rate (b)
   Average receive rate                          5.54%                                6.02%         6.01%       5.96%
----------------------------------------------------------------------------------------------------------------------------------

(a)    All U.S. dollar denominated.
(b) The average pay rate is based upon 6-month forward LIBOR, except for $150.0 million in notional amount which matures after 2003 and is based upon 3-month forward LIBOR.

IMPACT OF YEAR 2000
The year 2000 ("Y2K") issue arises out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. As a result, computer programs with date-sensitive software or equipment with embedded date-sensitive technology may recognize a two-digit code for any year in the next century as related to this century. For example, "00," entered in a date-field for the year "2000," may be interpreted as the year "1900." This error may result in system or equipment failures or miscalculations and disruptions of operations, including, among other things, an inability to process transactions or engage in other normal business activities.
     The Corporation has taken actions to minimize the impact of Y2K issues on its business. These actions, which are being separately undertaken by each of the Corporation's businesses and monitored by the Corporation on a centralized basis, are categorized into the following phases: (i) awareness, during which the businesses conduct Y2K awareness meetings and establish Y2K project offices;
(ii) assessment, during which the businesses complete inventories of Y2K issues, determine remediation strategies, and assign priorities to various remediation efforts based, in part, on the significance of the individual system or location to the businesses' overall operations; (iii) remediation, during which the businesses take the necessary actions to renovate, upgrade, replace, or retire systems that are not Y2K compliant; (iv) testing, during which remediation actions are evaluated for effectiveness; and (v) implementation, during which remediation actions are integrated into the production environment. These phases are being evaluated separately for each of the businesses' significant Y2K exposures, which consist of: (i) software and hardware; (ii) manufacturing equipment; (iii) facilities equipment; (iv) key customers; (v) key suppliers; and (vi) products.
     The Corporation has completed all remediation and testing and approximately 95% of implementation for each of the businesses' significant Y2K exposures. Surveys of key customers, suppliers, and partners for Y2K compliance have been completed. Follow-up surveys and visits have been done for key suppliers, and selective customer review meetings have been held. The Corporation has been certified for electronic data interface (EDI) transactions by the National Retailers Federation. Evaluation of the Corporation's products has been completed without identification of any significant Y2K impact. To date, the Corporation has not discovered any significant Y2K issues related to embedded systems.
     In order to improve operating performance over the last several years, the Corporation has undertaken or commenced a number of significant systems initiatives, including a major reengineering of supply-chain and distribution systems throughout the world. In the North American Power Tools business, for example, the Corporation has implemented advanced supply-chain management systems and SAP information systems. Although the Corporation's systems initiatives were unrelated to concerns over the Y2K issue, an ancillary benefit of many of these systems improvements is that the new systems are Y2K compliant. The costs for implementing systems improvements within the Corporation that were planned primarily for operational and supply-chain improvements and were not accelerated as a result of Y2K concerns are not included in the Y2K costs set forth in the following paragraph. The external costs associated with these systems improvements, which are significant, generally have been capitalized as part of other assets.
     During the last several years, the Corporation has spent approximately $13 million to address issues related to the Y2K problem. During the remainder of 1999, the Corporation expects to spend an additional $700,000 to address Y2K issues. These costs include internal information systems resources redirected to the Corporation's Y2K program. The internal information systems department costs are being expensed as incurred and are being funded by cash flow from operations. The Y2K costs are not expected to have a material adverse effect on the Corporation.
     In the event that the Corporation does encounter significant Y2K problems, the reasonably likely worst-case scenario would be that significant subsidiaries of the Corporation would be unable to take customer orders, manufacture or ship products, invoice customers, or collect payments. In addition, although the Corporation has undertaken surveys and other follow-up activities of key customers, suppliers, and partners to determine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to remediate their own Y2K issues, there is no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted. If those systems are not updated or otherwise are not Y2K compliant, the inability of the Corporation to interface effectively with these third parties could have a material adverse effect on the Corporation and its financial condition and operating and financial performance. In addition, disruptions to the economy generally resulting from Y2K issues could also materially adversely affect the Corporation. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.
     The Corporation has contingency plans for certain critical applications where appropriate. Such contingency plans involve consideration of a number of possible actions, including, to the extent necessary, manual workarounds, temporary increases in inventories, and adjustments to staffing strategies. The Corporation's businesses have specific plans for Y2K testing through the millennium weekend to include, in some cases, testing with customers, suppliers, and partners. The Corporation has also developed methods for "early warning" of problems related to Y2K with rapid escalation and resolution through teams of in-house and outside experts.

FINANCIAL CONDITION
Operating activities provided cash of $12.9 million for the nine months ended October 3, 1999, compared to $61.5 million of cash provided for the corresponding period in 1998. The decrease in cash generation was principally the result of an increase in working capital during 1999, as compared to the corresponding period in 1998, which more than offset the increase in cash provided from higher operating income. The working capital increase primarily relates to increased inventories to support higher sales and to improve service levels, net of the related increase in accounts payable, and to higher trade receivables due to sales growth in the Corporation's existing businesses.
     In addition to analyzing absolute cash flows, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and days inventory on hand, respectively. The number of days sales outstanding as of October 3, 1999, is flat, compared to the corresponding period in 1998, after adjusting for the businesses sold as part of the Strategic Repositioning previously described. On the same basis, the number of days inventory on hand at October 3, 1999, has increased over the corresponding period in 1998 due entirely to an increase experienced in the Power Tools and Accessories segment. As indicated in the previous paragraph, the increase in inventory is intended to improve service levels with respect to fulfilling customers' orders. The Corporation anticipates that, in line with normal seasonal trends, absolute investment in inventory will decline in the balance of the year from the October 3, 1999, level. However, the Corporation expects to exit 1999 with higher inventory levels than at the end of 1998 consistent with its objectives of achieving higher service levels in the future.
     Investing activities for the nine months ended October 3, 1999, used cash of $59.1 million compared to $416.1 million of cash provided in the corresponding period in 1998. The decrease in cash from investing activities was principally related to the receipt of $481.8 million of proceeds, net of selling expenses paid, from the sales during 1998 of the glass container-forming and inspection equipment business and of the household products business in North America, Central America, the Caribbean, and South America (excluding Brazil). Excluding the $481.8 million of sales proceeds, investing activities for the nine months ended September 27, 1998, used cash of $65.7 million compared to $59.1 million of cash used in the corresponding period in 1999. This lower cash usage in 1999 primarily resulted from increases in net cash inflow from hedging activities as a result of the maturities of certain interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies, which were partially offset by increased capital expenditures during 1999. As more fully described in Note 1 of Notes to Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the cash effects of the exchange of notional principal amounts on interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies are included in the Consolidated Statement of Cash Flows as cash flow from investing activities because such amounts were designated as hedges of net investments in subsidiaries located outside of the United States.
     Financing activities generated cash of $104.7 million for the nine months ended October 3, 1999, compared to cash used of $576.7 million in the corresponding period of 1998. This change is primarily the result of an increase in borrowings at October 3, 1999, compared to the 1998 year-end level, to support working capital requirements, compared to a decrease in borrowings at September 27, 1998, compared to the 1997 year-end level due, in part, to debt reductions which occurred with the net proceeds from the sales during 1998 of the glass container-forming and inspection equipment business and of the household products business in North America, Central America, the Caribbean, and South America (excluding Brazil). In addition, cash usage for financing activities was higher in the first nine months of 1998 compared to the 1999 levels due to increased levels of stock repurchased by the Corporation in 1998 over that repurchased in 1999 and the redemption of preferred stock of a subsidiary in 1998.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. The Corporation has modified its definition of free cash flow to be cash flow from operating activities of continuing operations, less capital expenditures of continuing operations, plus proceeds from the disposal of assets (excluding proceeds from business sales). The revised definition is intended to represent cash generation available to all capital providers. The Corporation's prior definition was oriented towards creditors. Free cash flow can now be derived directly from the relevant captions on the Consolidated Statement of Cash Flows.
     Based on the revised definition, during the nine months ended October 3, 1999, the Corporation experienced negative free cash flow of $75.1 million compared to negative free cash flow of $11.8 million for the corresponding period in 1998. The increased level of negative free cash flow for the nine months ended October 3, 1999, compared to the corresponding period in 1998, was primarily a result of lower cash flow from operating activities and higher capital expenditures. The Corporation estimates that the higher level of capital expenditures compared to the corresponding period last year will persist through the balance of the year.
     Average debt maturity was 5.2 years at October 3, 1999, compared to 6.7 years at December 31, 1998, principally as a result of higher levels of short-term borrowings. At October 3, 1999, borrowings in the amount of $384.3 million under the Corporation's unsecured revolving credit facility were included in short-term borrowings.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1998 and 1999 and scheduled for introduction in the balance of 1999; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, and updated herein; the degree of working capital investment required to meet customer service levels; gradual improvement in the economic environment in Asia and Latin America; and economic growth in North America which more than offsets economic softness in Europe.
     In addition to the foregoing, the Corporation's ability to realize the anticipated benefits of the restructuring actions undertaken in 1998 and 1999 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date. The ability to achieve certain sales and profitability targets and cash flow projections also is dependent upon the Corporation's ability to identify appropriate selected acquisitions that are complementary to the Corporation's existing businesses at acquisition prices that are consistent with these objectives.
     The incremental costs of the year 2000 program and the time by which the Corporation believes it will complete all year 2000 remediation are based upon management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


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

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation is also involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state law. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     Reference is made to the discussion in Item 3 of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, in respect of the arbitration claims filed against the Corporation by Litton
Industries, Inc. ("Litton") claiming indemnification under the agreement relating to the sale of the Corporation's former PRC subsidiary to Litton. As previously reported, the Corporation has acknowledged its responsibility for certain claims and has denied responsibility for others. The Corporation and Litton have settled these claims, and the arbitration proceeding has been dismissed in its entirety.
     As of October 3, 1999, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation. Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
During the quarter ended October 3, 1999, the Corporation entered into a series of forward stock purchase contracts with respect to an aggregate of 500,000 shares of the Corporation's common stock at a weighted average strike price of $51.28 per share and a weighted average cap price of $58.98 per share. The contracts were entered into with an investment banking firm in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. These contracts settle in the fourth quarter of 1999. Reference is made to Note 9 of Notes to Consolidated Financial Statements included in Item 1 of Part I of this report for additional information on these contracts.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

On July 21, 1999, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on July 21, 1999, the Corporation had reported its earnings for the three months ended July 4, 1999.

The Corporation did not file any other reports on Form 8-K during the three-month period ended October 3, 1999.

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




Date: November 17, 1999