Form 10-K405
period 1999-12-31
BLACK & DECKER CORP
filed 2000-02-15
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER

        December 31, 1999                                 1-1553
-----------------------------------          -----------------------------------


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                     52-0248090
-----------------------------------          -----------------------------------
    (State of Incorporation)                        (I.R.S. Employer
                                                     Identification Number)


        Towson, Maryland                                   21286
-----------------------------------          -----------------------------------
     (Address of principal                               (Zip Code)
       executive offices)

Registrant's telephone number, including area code: 410-716-3900
--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
-----------------------------------          -----------------------------------
       Common Stock, par value                        New York Stock Exchange
          $.50 per share                               Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:        None
                                                           ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 28, 2000, was $3,280,608,594.

The number of shares of Common Stock outstanding as of January 28, 2000, was 87,192,255.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS
The  Black  &  Decker  Corporation  (collectively  with  its  subsidiaries,  the
Corporation), incorporated in Maryland in 1910, is a global marketer and manufacturer of quality products used in and around the home and for commercial applications. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
   The Corporation is one of the world's leading producers of power tools, power tool accessories, and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The Corporation is a major global supplier of engineered fastening and assembly systems. The Corporation is one of the leading producers of faucets in North
America. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.
   As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report under the caption "Strategic Repositioning" and in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in January 1998, the Board of Directors approved a comprehensive strategic repositioning of the Corporation, consisting of three separate elements.
   The Corporation completed the first element of the strategic repositioning plan in 1998 through the divestiture of its non-strategic businesses: True Temper Sports, its recreational products business; Emhart Glass, its glass container-forming and inspection equipment business; and the household products businesses (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia. In connection with the divestitures of these businesses during 1998, the Corporation received aggregate cash proceeds, net of selling expenses and taxes paid, of approximately $625 million and recognized a pre-tax gain on sale of businesses of $114.5 million ($16.5 million after tax). The net proceeds from these divestitures were utilized in the repurchase of a portion of the Corporation's outstanding common stock and to fund the restructuring program described below.
   The second element of the strategic repositioning plan - the repurchase of approximately 10% of its outstanding common stock over a two-year period - was completed during 1999 when the Corporation repurchased 610,900 shares of common stock at an aggregate cost of $32.1 million, supplementing the 9,025,400 shares of common stock repurchased during 1998 at an aggregate cost of $464.3 million. Net proceeds from the sale of divested businesses were used to fund the stock repurchase program.
   As of December 31, 1999, the Corporation neared completion of the third element of the strategic repositioning plan - a restructuring program undertaken to reduce fixed costs. The Corporation commenced the restructuring program and recorded a restructuring charge of $164.7 million during 1998. During 1999, the Corporation recognized $13.1 million of additional restructuring and exit costs, offset by a gain realized in 1999 on the sale of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge and by the reversal of $4.2 million of accruals, which were no longer required.
   As a consequence of the strategic repositioning plan, the Corporation elected to change the basis upon which it evaluates goodwill for impairment effective January 1, 1998. The change, from the undiscounted cash flow basis to the discounted cash flow basis, resulted in the write-off of $900 million of goodwill through a non-cash charge to operations in the first quarter of 1998.
   For additional information about the strategic repositioning plan and the change in accounting with respect to the measurement of goodwill impairment, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report under the caption
"Strategic Repositioning" and Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(b)  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and professional power tools and accessories, electric lawn and garden tools, electric cleaning and lighting products, and product service; Hardware and Home Improvement, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of
Part II of this report.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS
The following is a brief description of each of the Corporation's reportable business segments.

Power Tools and Accessories
---------------------------
The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and professional power tools and accessories, outdoor products (composed of electric lawn and garden tools), and electric cleaning and lighting products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of plumbing products to customers outside of the United States and Canada and for sales of the retained portion of the household products business, which is principally in Europe and Brazil. Power tools include  both  corded  and  cordless  electric  power  tools,  such  as  drills, screwdrivers, saws, sanders, and grinders; Workmate(R) project centers and related products; and bench and stationary machinery. Accessories include accessories and attachments for power tools. Outdoor products include a variety of both corded and cordless electric lawn and garden tools, such as hedge and yard (string) trimmers, lawn mowers, edgers, blower/vacuums, power sprayers, and related lawn and garden accessories. Electric cleaning and lighting products include cordless upright and hand-held vacuums, flexible flashlights, and wet scrubbers.
   Power tools, electric lawn and garden tools, electric cleaning and lighting products, and related accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks and trade names, including, without limitation, DEWALT; ELU; VERSAPAK; WOOD HAWK; WIZARD; PIVOT DRIVER; SANDSTORM; WORKMATE; FIRESTORM; MOUSE; QUANTUM PRO; SCRUGUN; HOLGUN; WILDCAT; POWERDRIVER; QUATTRO; ALLIGATOR; POWERFILE; TWISTLOK; VERSA-CLUTCH; GROOM `N' EDGE; VAC `N' MULCH; MASTERVAC; LEAFBUSTER; STRIMMER; POWER COMBI; REFLEX; HEDGE HOG; HEDGE HOG XB; GRASS HOG; LEAF HOG; EDGE HOG; LOG HOG; 4 X 4; DUSTBUSTER; SCUMBUSTER; FLOORBUSTER; SNAKELIGHT; SPOTLITER; SAFELITER; SERIES 20; SERIES 40; SERIES 60; B&D; PIRANHA; ROCK CARBIDE; BULLET; PILOT POINT; SCORPION ANTI-SLIP; MAGNETIC DRILL AND DRIVE SYSTEM; RAPID LOAD; TOUGH PACK; and MASTER SERIES.
   The composition of the Corporation's sales by product groups for 1999, 1998, and 1997 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 1999, 1998, or 1997.
   The Corporation's product service program supports its power tools, electric lawn and garden tools, and electric cleaning and lighting products. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 1999, there were approximately 135 such service centers, of which roughly two-thirds were located in the United States. The remainder were located around the world, primarily in Canada, Europe, and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates a reconditioning center in which power tools, electric lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
   Most of the Corporation's consumer power tools, electric lawn and garden tools, and electric cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation's professional power tools sold in the United States carry a one-year warranty with similar provisions. Products sold outside of the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.
   The Corporation's product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some reconditioned power tools, electric lawn and garden tools, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 1999, 1998, and 1997. For additional information regarding sales to The Home Depot, see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
   The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are plastics, aluminum, copper, steel, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in the form of wire, sheet, bar, and strip stock.
   The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 1999, the amount of product under commodity hedges was not material to the Corporation.
   As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. In addition, the Corporation carries on manufacturing operations in that country. China has been granted Normal Trade Relations (NTR) status through early July 2000, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply and production arrangements in case the NTR status is not extended. Alternative sources of supply are available, or can be developed, for many of these products, and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's NTR status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Power Tool and Accessories segment over the long term. However, the Corporation believes that, in the event that China's NTR status is not extended or significant trade restrictions or tariffs are imposed, the impact would likely have a significant negative effect on the operating results of the Power Tool and Accessories segment, and therefore the Corporation, over the short term. For purposes of evaluating the impact on the operating results of the Power Tools and Accessories segment in the event that China's NTR status is not extended or that significant trade restrictions or tariffs are imposed, the Corporation defines the long term as an estimated period of time in excess of 18 to 24 months from inception of such action and the short term as an estimated period of time from inception of such action extending for the next 18 to 24 months.
   Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses in the United States are located in Fayetteville, North Carolina, and Easton and Hampstead, Maryland. Principal distribution facilities in the United States, other than those located at the manufacturing facilities listed above, are located in Fort Mill, South Carolina, and Rancho Cucamonga, California.
   Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses outside of the United States are located in Buchlberg, Germany; Perugia, Italy; Spennymoor and Rotherham, England; Mexicali, Mexico; Uberaba, Brazil; and Suzhou, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, were located in Northampton, England, and Idstein, Germany. The Idstein facility was sold in late 1999 and is being replaced in 2000 by a managed central-European distribution center in Tongeren, Belgium.
   For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
   The Corporation holds various patents and licenses on many of its products and processes in the Power Tools and Accessories segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
   The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
   A significant portion of the Corporation's sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and professional power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment generally are not seasonal in nature, but may be influenced by other general economic trends.
   The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, electric lawn and garden tools, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

Hardware and Home Improvement
-----------------------------
The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products, for the manufacture of plumbing products, and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and commercial door locksets, including high-security and electronic locks and locking devices; door closers, hinges and exit devices; and master keying systems. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath accessories, and replacement parts.
   Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET; KWIKSET PLUS; TITAN; TITAN COMMERCIAL SERIES; ACCESSONE; LOCKMINDER; NIGHTSIGHT; THE SOCIETY BRASS COLLECTION; BLACK & DECKER; BLACK & DECKER PLUS; GEO; DOM; DIAMANT; PENTAGON; NEMEF; and CORBIN CO. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; BLACK & DECKER; THE PFABULOUS PFAUCET WITH THE PFUNNY NAME; THE PFABULOUS PFAUCET. PFOREVER; PFOREVER WARRANTY; PFILTER PFAUCET; THE SOCIETY BRASS COLLECTION; TWISTPFIT; JOB PACK; GENESIS; CARMEL; TRIBECA; PARISA; GEORGETOWN; SAVANNAH; EUROSTYLE; and MATCHMAKERS.
   The composition of the Corporation's sales by product groups for 1999, 1998, and 1997 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 1999, 1998, or 1997.
   Most of the Corporation's security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation's plumbing products sold in the United States carry a lifetime warranty with respect to function and a limited lifetime warranty with respect to finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.

   The Corporation's product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 1999, 1998, and 1997. For additional information regarding sales to The Home Depot, see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of
Part II of this report.
   The principal materials used in the manufacturing of products in the Hardware and Home Improvement segment are plastics, aluminum, steel, brass, zamak, and ceramics.
   The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 1999, the amount of product under commodity hedges was not material to the Corporation.
   As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in mainland China. As previously noted, China has been granted Normal Trade Relations (NTR) status through early July 2000, and currently there are no significant trade restrictions or tariffs imposed on such products. The Corporation has investigated alternate sources of supply and production arrangements in case the NTR status is not extended. Alternative sources of supply are available, or can be developed, for many of these products, and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's NTR status is not extended or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Hardware and Home Improvement segment.
   Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Anaheim and Pacoima, California; Denison, Texas; Waynesboro, Georgia; and Bristow, Oklahoma.
   Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Bruhl, Germany; Mexicali, Mexico; and Apeldoorn, Netherlands.
   For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
   The Corporation holds various patents and licenses on many of its products and processes in the Hardware and Home Improvement segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
   The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
   A significant portion of the Corporation's sales in the Hardware and Home Improvement segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature, but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
   The Corporation is one of the world's leading producers of residential security hardware and is one of the leading producers of faucets in North America. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

Fastening and Assembly Systems
------------------------------
The Corporation's Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding and assembly systems, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners,  and  self-piercing  riveting  systems.  The  fastening  and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART FASTENING TEKNOLOGIES; EMHART; DODGE; GRIPCO; GRIPCO ASSEMBLIES; HELICOIL; NPR; PARKER-KALON; POP; POP-LOK; POWERLINK 30; T-RIVET; ULTRA-GRIP; TUCKER; WARREN; DRIL-KWIK; PARABOLT; JACK NUT; KALEI; PLASTIFAST; PLASTI-KWICK; POPMATIC; POPNUT; POP-SERT; SWAGEFORM; WELDFAST; SWS; SPLITFAST; NUT-FAST; and WELL-NUT.
   The composition of the Corporation's sales by product groups for 1999, 1998, and 1997 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 1999, 1998, or 1997.
   The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide.

   Products are marketed directly to customers and also through distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. Except for sales to automotive manufacturers, which historically schedule plant shutdowns during July and August of each year, there is little seasonal variation.
   The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, it is not materially dependent upon such patents or license rights with respect to its operations.
   Principal manufacturing facilities of the Fastening and Assembly Systems segment in the United States are located in Danbury, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Mt. Clemens, Michigan. Principal facilities outside of the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see
Item 2, "Properties."
   The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; plastics; and rubber. These materials are readily available from a number of suppliers.

Backlog
-------
The following is a summary of total backlog by business segment, in millions of dollars, as of the referenced dates.
--------------------------------------------------------------------------------
                                                                  December 31,
                                                               -----------------
                                                                 1999       1998
--------------------------------------------------------------------------------

Power Tools and Accessories                                     $  45      $  56
Hardware and Home Improvement                                      27         29
Fastening and Assembly Systems                                     67         66
--------------------------------------------------------------------------------
                                                                $ 139      $ 151
================================================================================

Other Information
-----------------
The Corporation's product development program for the Power Tools and Accessories segment is coordinated from the Corporation's headquarters in Towson, Maryland, in the United States and from Slough, England, outside of the United States. Additionally, product development activities are performed at facilities in Rotherham and Spennymoor, England; Brockville, Canada; Perugia, Italy; and Idstein, Germany.
   Product development activities for the Hardware and Home Improvement segment are performed at facilities in Anaheim and Pacoima, California; and Apeldoorn, Netherlands.
   Product development activities for the Fastening and Assembly Systems segment are currently performed at various product or business group headquarters or at principal manufacturing locations as previously noted.
   Costs  associated  with  development  of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
   As of December 31, 1999, the Corporation employed approximately 22,100 persons in its operations worldwide. Approximately 1,000 employees in the United States are covered by collective bargaining agreements. During 1999, two collective bargaining agreements in the United States were negotiated without material disruption to operations. One agreement is scheduled for negotiation during 2000. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good.
   The Corporation's operations worldwide are subject to certain foreign, federal, state, and local environmental laws and regulations. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, it has not materially increased capital expenditures and has not had a material adverse effect on the Corporation.
   Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 1999, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 24 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
   To minimize the Corporation's potential liability, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. As of December 31, 1999, the Corporation's aggregate probable exposure with respect of environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $26.9 million. With respect to environmental liabilities, the Corporation does not believe that its liability with respect to any individual site will exceed $10.0 million.
   In the opinion of management, the costs of compliance with respect to environmental matters have been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation. The ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.

(d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
Reference is made to Note 17 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Information", included in Item 8 of
Part II of this report.

(e) EXECUTIVE  OFFICERS AND OTHER SENIOR OFFICERS OF THE CORPORATION
The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

   Nolan D. Archibald - 56
   Chairman, President, and Chief Executive Officer;
      January 1990 - present.

   Paul A. Gustafson - 57
   Executive Vice President of the Corporation and President - Fastening and
      Assembly Systems Group,
      December 1996 - present;
   Group Vice President and President - Emhart Fastening Teknologies,
      July 1996 - December 1996;
   President - Emhart Fastening Teknologies,
      April 1990 - July 1996.

   Paul F. McBride - 43
   Executive Vice President of the Corporation and President - Power Tools and
      Accessories Group,
      April 1999 - present;
   Vice President - General Electric Company, GE Silicones,
      January 1998 - April 1999;
   President - GE Plastics Asia Pacific,
      August 1997 - January 1998;
   General Manager - GE Cycolac Resin,
      October 1995 - July 1997;
   General Manager - GE Plastics Automotive,
      October 1993 - September 1995.

   Charles E. Fenton - 51
   Senior Vice President and General Counsel,
      December 1996 - present;
   Vice President and General Counsel,
      May 1989 - December 1996.

   Barbara B. Lucas - 54
   Senior Vice President - Public Affairs and Corporate Secretary,
      December 1996 - present;
   Vice President - Public Affairs and Corporate Secretary,
      July 1985 - December 1996.

   Michael D. Mangan - 43
   Senior Vice President and Chief Financial Officer,
      January 2000 - present;
   Vice President - Investor Relations,
      November 1999 - January 2000;
   Executive Vice President and Chief Financial Officer - The Ryland Group,
      Inc.,
      November 1994 - September 1999.

   Thomas M. Schoewe - 47
   Senior Vice President and Chief Financial Officer,
      December 1996 - January 2000;
   Vice President and Chief Financial Officer,
      October 1993 - December 1996.
   Mr. Schoewe left the Corporation in January 2000.

   Leonard A. Strom - 54
   Senior Vice President - Human Resources,
      December 1996 - present;
   Vice President - Human Resources,
      May 1986 - December 1996.

   Christopher T. Metz - 34
   Vice President of the Corporation and President - Kwikset, Hardware and Home
      Improvement Group,
      July 1999 - present;
   President - Kwikset, Hardware and
      Home Improvement Group,
      June 1999 - July 1999;
   Vice President and General Manager - Professional Tools and Accessories,
      Europe,
      August 1996 - May 1999;
   Director - Professional Power Tools, North American Power Tools,
      July 1995 - July 1996;
   Group Product  Manager - North  American  Power Tools,
      February  1994 - June 1995.

   Stephen F. Reeves - 40
   Vice President - Finance and Strategic Planning,
      January 2000 - present;
   Vice President and Controller,
      September 1996 - January 2000;
   Corporate Controller,
      May 1994 - September 1996.

   James J. Roberts - 41
   Vice President of the Corporation and President - Accessories, Power Tools and Accessories Group,
      May 1999 - present;
   Vice President of the Corporation and Vice President/General Manager - U.S.
      Accessories, Power Tools and Accessories Group,
      December 1996 - May 1999;
   Vice President and General Manager - U.S. Accessories,
      August 1996 - December 1996;
   Vice President and General Manager - Professional Power Tools,  Europe,
      April 1994 - August 1996.

   Mark M. Rothleitner - 41
   Vice President - Investor Relations and Treasurer,
      January 2000 - present;
   Vice President and Treasurer,
      March 1997 - January 2000;
   Treasurer - Dresser Industries, Inc.,
      December 1996 - March 1997;
   Assistant Treasurer, International,
      June 1994 - December 1996.

   Edward J. Scanlon - 45
   Vice President of the Corporation and President - Commercial Operations,
      Power Tools and Accessories Group,
      May 1999 - present;
   Vice President of the Corporation and Vice President/General Manager - The
      Home Depot Division, Power Tools and Accessories Group,
      December 1997 - May 1999;
   Senior Vice President Sales - North American Power Tools and Accessories,
      August 1995 - December 1997;
   Vice President Sales - The Home Depot  Division,  North American Power Tools,
      February 1994 - August 1995.

   John W. Schiech - 41
   Vice President of the Corporation and President - North American Professional
      Power Tools, Power Tools and Accessories Group,
      May 1999 - present;
   Vice President of the Corporation and Vice President/General Manager - North
      American Professional Power Tools, Power Tools and Accessories Group, December 1997 - May 1999;
   Vice President and General Manager - Professional Power Tools,
      October 1995 - December 1997;
   Vice President  Engineering - North American Power Tools,
      July 1994 - October 1995.

   Frederik B. van den Bergh - 54
   Vice President of the Corporation and President - European Power Tools, Power
      Tools and Accessories Group,
      July 1997 - present;
   Executive Vice President, Coleman Company Inc., and President, Coleman
      International,
      May 1996 - July 1997;
   Member, Board of Management, Braun A.G. Business Management and Group Sales,
      April 1992 - May 1996.

(f)  FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1999 and scheduled for introduction in 2000; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables for new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or in penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning plan announced by the Corporation in January 1998 and described herein; the degree of working capital investment required to meet customer service levels; gradual improvement in the economic environment in Asia and Latin America; and the continuation of economic growth in North America which more than offsets economic softness in Europe.
   In addition to the foregoing, the Corporation's ability to realize the anticipated benefits of the restructuring actions undertaken in 1998 and 1999 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date.

ITEM 2.  PROPERTIES

The Corporation operates 37 manufacturing facilities around the world, including 18 located outside of the United States in 9 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(c) of Part I of this report.
   The Corporation owns most of its facilities with the exception of the following major leased facilities:
   In the United States: Mt. Clemens, Michigan, and Hampstead and Towson, Maryland.
   Outside of the United States: Rotherham, England; Tongeren, Belgium; Idstein, Germany; and Mexicali, Mexico.
   Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant which is located on leased land in Suzhou, China.
   The Corporation's average utilization rate for its manufacturing facilities for 1999 was in the range of 79% to 89%. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
   Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
   As previously noted under Item 1(e) of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
   The Corporation and a customer of the Corporation's former glass container-forming and inspection equipment business are parties to two arbitration proceedings pending in the Court of Arbitration of the International Chamber of Commerce in London. In these proceedings, the customer alleges that the Corporation breached two contracts for the construction and equipping of two separate glass manufacturing plants owned by the customer and currently asserts that it is entitled to damages of approximately $40 million. Although the Corporation has sold its glass container-forming and inspection equipment business, the Corporation has retained responsibility for the defense of these proceedings and any damages awarded the customer in excess of $1 million (exclusive of legal fees and other costs). The Corporation intends to defend vigorously against the allegations made in these proceedings.
   In the opinion of management, amounts accrued for awards or assessments in connection with the matter specified above and with respect to environmental and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, the ultimate resolution of these matters will not have a material adverse effect on the Corporation. As of December 31, 1999, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with the matter specified above and with respect to environmental and other litigation and administrative proceedings that could have a material adverse effect on the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION
The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.
   The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:
--------------------------------------------------------------------------------
Quarter                    1999                         1998
--------------------------------------------------------------------------------

January to
   March           $60-1/16 to $47-5/8         $53-5/16  to $37-15/16
April to June      $64-1/8  to $52-23/32       $60-13/16 to $48-3/4
July to
   September       $64-5/8  to $45-5/16        $65-1/2   to $41-5/8
October to
   December        $52-1/4  to $41             $58-1/2   to $38-15/16
--------------------------------------------------------------------------------

(b)  HOLDERS OF THE CORPORATION'S CAPITAL STOCK
As of January 28, 2000, there were 17,470 holders of record of the Corporation's Common Stock.

(c)  DIVIDENDS
The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends necessarily will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facility does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
   Quarterly dividends per common share for the most recent two years are as follows:
--------------------------------------------------------------------------------
Quarter                                        1999       1998
--------------------------------------------------------------------------------

January to March                               $.12       $.12
April to June                                   .12        .12
July to September                               .12        .12
October to December                             .12        .12
--------------------------------------------------------------------------------
                                               $.48       $.48
================================================================================
Common Stock:
-------------
150,000,000 shares authorized,  $.50 par value, 87,190,240 shares and 87,498,424 shares outstanding as of December 31, 1999 and 1998, respectively.

Preferred Stock:
----------------
5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 1999 and 1998.

(d)  ANNUAL MEETING OF STOCKHOLDERS
The 2000 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 25, 2000, at 9:00 a.m. at Black & Decker, 4041 Pleasant Road, Fort Mill, South Carolina 29715.


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars Except Per Share Data)                     1999         1998(a)      1997          1996(b)      1995(c)
----------------------------------------------------------------------------------------------------------------------------
Sales                                                       $4,520.5     $4,559.9     $4,940.5      $4,914.4     $4,766.1
Earnings (loss) from continuing operations                     300.3       (754.8)       227.2         159.2        216.5
Earnings from discontinued operations (d)                         --           --           --          70.4         38.4
Extraordinary items                                               --           --           --            --        (30.9)
Net earnings (loss)                                            300.3       (754.8)       227.2         229.6        224.0
Net earnings (loss) per common share - basic:
   Continuing operations                                        3.45        (8.22)        2.40          1.69         2.39
   Discontinued operations                                        --           --           --           .79          .45
   Extraordinary items                                            --           --           --            --         (.36)
Net earnings (loss) per common share - basic                    3.45        (8.22)        2.40          2.48         2.48
Net earnings (loss) per common share - assuming dilution:
   Continuing operations                                        3.40        (8.22)        2.35          1.66         2.29
   Discontinued operations                                        --           --           --           .73          .41
   Extraordinary items                                            --           --           --            --         (.33)
Net earnings (loss) per common share - assuming dilution        3.40        (8.22)        2.35          2.39         2.37
Total assets                                                 4,012.7      3,852.5      5,360.7       5,153.5      5,545.3
Long-term debt                                                 847.1      1,148.9      1,623.7       1,415.8      1,704.5
Cash dividends per common share                                  .48          .48          .48           .48          .40
----------------------------------------------------------------------------------------------------------------------------

(a)Earnings from continuing operations for 1998 include a write-off of goodwill of $900.0 million, a restructuring charge of $164.7 million before taxes ($117.3 million after taxes), and a gain on the sale of businesses of $114.5 million before taxes ($16.5 million after taxes).
(b)Earnings from continuing operations for 1996 include a restructuring charge of $91.3 million before taxes ($74.8 million after taxes) and a $10.6 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance.
(c)Earnings from continuing operations for 1995 include a $65.0 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance. In 1995, the Corporation recognized a $30.9 million extraordinary loss from early extinguishment of debt, net of income tax benefit of $2.6 million.
(d)Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued PRC segment. The earnings of the discontinued PRC segment do not reflect any charge for interest allocated to that segment by the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation reported net earnings of $300.3 million, or $3.40 per share on a diluted basis, for the year ended December 31, 1999, compared to a net loss of $754.8 million, or $8.22 per share on a diluted basis, for the year ended December 31, 1998. The net loss of $754.8 million for 1998 was principally due to the recognition of pre-tax restructuring and exit costs of $164.7 million ($117.3 million net of tax) and the write-off of goodwill in the amount of $900.0 million, partially offset by a pre-tax gain on the sale of businesses of $114.5 million ($16.5 million net of tax). Excluding the effects of the gain on sale of businesses, restructuring charge, and goodwill write-off, net earnings for the year ended December 31, 1998, would have been $246.0 million, or $2.63 per diluted share, compared to net earnings of $300.3 million, or $3.40 per diluted share, for the year ended December 31, 1999. The rise in net earnings in 1999 over the 1998 level, excluding those items described in the preceding sentence, resulted from lower restructuring-related expenses and operating and productivity improvements.
   As more fully described under the caption  "Strategic  Repositioning"  and in
Note 2 of Notes to Consolidated Financial Statements, by the end of 1999, the Corporation neared completion of the comprehensive strategic repositioning plan, which was approved by the Board of Directors in January 1998.
   In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

STRATEGIC REPOSITIONING
As more fully described in Note 2 of Notes to Consolidated Financial Statements, as of December 31, 1999, the Corporation neared completion of the comprehensive strategic repositioning plan approved by the Board of Directors on January 26, 1998. The plan included the following components: (i) the divestiture of non-strategic businesses; (ii) the repurchase of approximately 10% of the
Corporation's outstanding common stock over a two-year period; and (iii) a restructuring of remaining operations. Also, on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.
   The first element of the strategic repositioning plan - designed to focus the Corporation on its strategic businesses - was completed in 1998 through the divestiture of non-strategic businesses: True Temper Sports, its recreational products business; Emhart Glass, its glass container-forming and inspection equipment business; and the household products businesses (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia. The Corporation received proceeds of approximately $625 million, net of selling expenses and taxes paid, in 1998 for these businesses.
   In June 1998, the Corporation closed on the sale of its household products businesses in North America, Central America, the Caribbean, and South America (excluding Brazil). The household products business in Australia was sold earlier in 1998.
   In September 1998, the Corporation announced that it had closed on the sale of Emhart Glass. Also in September 1998, the Corporation completed the recapitalization of True Temper Sports. The Corporation retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million. In addition to cash proceeds included in the aggregate $625 million noted above, the Corporation received a senior, increasing-rate discount note, bearing interest at a variable rate, in an initial accreted amount of $25.0 million in connection with the recapitalization. Because True Temper Corporation is a highly leveraged entity and there was no active market for the note, the Corporation fully reserved the $25.0 million note at the time of the divestiture and continued to reserve the note through December 31, 1999.
   The pre-tax gain on the sale of businesses of $114.5 million ($16.5 million net of tax) recognized by the Corporation during 1998 represented the gain on the divested Emhart Glass, True Temper Sports, and the household products businesses (excluding certain assets associated with the cleaning and lighting product lines) in North America, Central America, the Caribbean, and South America (excluding Brazil). That gain was net of an impairment loss of approximately $15 million recognized in June 1998 in connection with the then-anticipated exit from the household products business in Brazil. Due to a lack of response from qualified buyers, the Corporation has ceased actively marketing its household products business in Brazil.
   Because True Temper Sports, Emhart Glass, and the household products businesses in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia were not treated as discontinued operations under generally accepted accounting principles, they remained a part of the Corporation's reported results from continuing operations until their sale. Under the accounting prescribed by Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Corporation reflected the long-lived assets of these businesses at the lower of their carrying amounts or their expected fair value less costs to sell, and ceased depreciation of the businesses' fixed assets and amortization of goodwill related to these businesses during the period held for sale. Had depreciation not ceased on the fixed assets of these businesses while they were held for sale, aggregate depreciation in 1998 through the dates of their sale or recapitalization would have approximated $10 million.

   Proceeds from these divestitures, net of selling expenses and taxes paid, of approximately $625 million were utilized in the repurchase of a portion of the Corporation's common stock and to fund the restructuring program described below.
   The second element of the strategic repositioning plan - the planned repurchase of approximately 10% of its common stock over a two-year period - was also completed in 1999. During 1999, the Corporation repurchased 610,900 shares of its common stock at an aggregate cost of $32.1 million, bringing the total repurchased under this element of the strategic repositioning plan in both 1999 and 1998 to 9,636,300 shares at an aggregate cost of $496.4 million.
   By the close of 1999, the Corporation neared completion of the third element of the strategic repositioning plan - a restructuring program undertaken to reduce fixed costs. As part of the restructuring program, the Corporation undertook significant change in its European power tools and accessories businesses by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe were accompanied by investment in state-of-the-art information systems similar to the investments made in the North American business. In addition, the worldwide power tools and accessories business rationalized its manufacturing plant network, resulting in the closure of a number of manufacturing plants. The restructuring program also included actions to improve the cost position of other businesses.
   This restructuring program resulted in a pre-tax charge of $164.7 million during the year ended December 31, 1998 ($117.3 million after tax). Restructuring and exit costs recognized by the Corporation during 1998 were principally associated with severance benefits and voluntary retirement program costs, as well as the write-down to net realizable value of certain land, buildings, and equipment in accordance with SFAS No. 121.
   In connection with the restructuring component of the strategic repositioning plan, the Corporation recorded severance obligations when the liability became probable under its established severance policies or as provided statutorily or, when no policy or statutory provision existed or applied, based on when the benefits were communicated to affected employees. The timing of the charge was dictated based on the later of: (i) approval by management having the ultimate authority to approve the actions; (ii) resolution of contingencies affecting the feasibility of, or returns from, the project; or (iii) if applicable, notification of affected employees.
   The severance component of the restructuring reserve established in 1998, as adjusted in 1999, is net of adjustments that occurred due to: (i) actual attrition factors that differed from those initially estimated; (ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and
(iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. None of the adjustments to the severance obligations recorded as part of the strategic repositioning plan was individually material.
   A summary of restructuring activity during 1998 is as follows (in millions of dollars):
--------------------------------------------------------------------------------
                                       Utilization of Reserve
                         Reserve As         During 1998            Reserve at
                        Established    ----------------------    December 31,
                            in 1998       Cash       Non-Cash            1998
--------------------------------------------------------------------------------

Severance benefits
   and cost of
   voluntary
   retirement
   program                   $121.3     $(52.8)        $(28.6)          $39.9
Write-down to
   net realizable
   value of certain
   land, buildings,
   and equipment               29.5         --          (29.5)             --
Other charges                  13.9       (2.8)           (.2)           10.9
--------------------------------------------------------------------------------
Total                        $164.7     $(55.6)        $(58.3)          $50.8
================================================================================
   Asset write-downs taken as part of the 1998 restructuring charge principally related to the book value of manufacturing equipment and furniture and fixtures net of estimated salvage, which was negligible. The carrying values of land and building to be abandoned or sold were written down to their fair value, generally based on third party offers, when that fair value was less than net book value. Gains were realized when two facilities, exited as part of the restructuring, that had a fair value exceeding their net book value at the time of the charge, were sold. Those gains, when realized, were reported as a reduction of the 1998 restructuring charge.
   In the preceding table, the $28.6 million non-cash utilization of the reserve established for severance benefits and cost of voluntary retirement program represents the present value of payments to be made as a result of a voluntary retirement program for employees in the United States. Those payments will be made from the assets of the Corporation's pension plan trust rather than from working capital of the Corporation.
   During 1999, the Corporation recognized $13.1 million of additional pre-tax restructuring and exit costs associated with restructuring of North American accessories and packaging operations and Latin American power tool operations, exiting certain small foreign entities, and the settlement of claims regarding a divested business. That $13.1 million charge was offset, however, by an $8.9 million gain realized in 1999 on the sale of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the charge and by the reversal of $4.2 million of severance accruals established as part of the 1998 charge, which will no longer be required.

A summary of restructuring activity during 1999 is set forth below (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                            Reserves
                                                         Established
                                             Reserve at     in 1999,                     Utilization of Reserve      Reserve at
                                           December 31,  Net of Gain  Reversal of        ----------------------    December 31,
                                                   1998   Recognized     Reserves          Cash        Non-Cash            1999
------------------------------------------------------------------------------------------------------------------------------------
Severance benefits and cost of
   voluntary retirement program                   $39.9        $ 4.4        $(4.2)       $(21.4)          $   -           $18.7
Write-down to net realizable value of
   certain land, buildings, and equipment             -         (4.2)           -             -             4.2               -
Other charges                                      10.9          4.0            -          (5.3)           (5.9)            3.7
------------------------------------------------------------------------------------------------------------------------------------
Total                                             $50.8        $ 4.2        $(4.2)       $(26.7)          $(1.7)          $22.4
====================================================================================================================================

   In the preceding table, the negative $1.7 million of non-cash reserve usage in 1999 represents $7.2 million of non-cash reserve usage, including an additional $4.7 million write-down of property to its net realizable value, offset  by  the  $8.9  million  gain  on the  sale  of  the  facility  described previously.
   In addition to the restructuring and exit costs recognized as part of the strategic repositioning plan, the Corporation also recognized related expenses, incremental to the cost of the restructuring plans being implemented, that do not qualify as restructuring or exit costs under generally accepted accounting principles ("restructuring-related expenses"). Operating results for the years ended December 31, 1999 and 1998, included $15.0 million and $44.4 million, respectively, of restructuring-related expenses. Included in the $44.4 million of restructuring-related expenses recognized in 1998 were $11.5 million of inventory write-downs associated with products in the retained cleaning and lighting business that were being discontinued.
   Incremental benefits realized during 1999 from the restructuring element of the strategic repositioning plan were approximately $40 million. Those benefits, in addition to the estimated $30 million of restructuring benefits realized in 1998, resulted in annual restructuring savings for 1999 of $70 million. The Corporation estimates that an additional $30 million in restructuring benefits will be realized - in roughly equal amounts - in 2000 and 2001 as it realizes the benefits of restructuring actions in the European power tools business and in the Hardware and Home Improvement segment. As a result, total expected benefits from the restructuring element of the strategic repositioning plan are estimated at approximately $100 million on an annual, pre-tax basis by the end of 2001.
   As indicated in Note 2 of Notes to Consolidated Financial Statements, the severance and voluntary retirement accrual included in the $164.7 million restructuring charge taken in 1998, as adjusted in 1999, related to the elimination of approximately 5,000 positions. As the Corporation shifts certain production and other activities and replaces certain employees who retired under the United States voluntary retirement program, it is anticipated that an additional 2,200 positions will be created. As a result, the Corporation's estimate of annual, pre-tax savings of approximately $100 million, expected once the restructuring actions taken in 1998 and 1999 are fully implemented, reflects the savings from a net reduction of approximately 2,800 positions. The
Corporation's estimate of savings was based upon a comparison to the pre-restructuring cost base. Actual savings will likely be mitigated by such factors as continued economic deterioration in foreign markets and decisions to increase costs in such areas as promotion and research and development above levels that were otherwise assumed.
   As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach, as more fully described in Note 2 of Notes to Consolidated Financial Statements, is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current - and with respect to the businesses sold, provided a more realistic - valuation than the undiscounted approach. The adoption of this discounted cash flow approach, however, may result in greater earnings volatility because decreases in projected discounted cash flows of certain businesses will result in timely recognition of future impairment.
   In connection with this change in accounting with respect to the measurement of goodwill impairment, a non-cash charge of $900.0 million was recognized in January 1998 ($9.80 per share both on a basic and a diluted basis for the year ended December 31, 1998). The $900.0 million write-down, which related to goodwill associated with the Fastening and Assembly Systems segment and the Hardware and Home Improvement segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 2 of Notes to Consolidated Financial Statements. As a result of the goodwill write-off and the cessation of goodwill amortization related to the businesses sold, goodwill amortization declined to $25.7 million and $25.2 million for the years ended December 31, 1999 and 1998, respectively, from $63.3 million for the year ended December 31, 1997.

SALES
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 1999, 1998, and 1997.
--------------------------------------------------------------------------------
                                                 For the Year Ended December 31,
                                                 -------------------------------
(Dollars in millions)                               1999       1998       1997
--------------------------------------------------------------------------------

Total sales                                     $4,520.5   $4,559.9   $4,940.5
================================================================================
Unit volume - existing (a)                            10%         2%         5%
Unit volume - disposed (b)                            (8)%       (8)%       --
Price                                                 (1)%       (1)%       (1)%
Currency                                              (2)%       (1)%       (3)%
--------------------------------------------------------------------------------
Change in total sales                                 (1)%       (8)%        1%
================================================================================
(a) Represents change in unit volume for businesses where year-to-year comparability exists.
(b) Represents change in unit volume for businesses that were included in prior years results but were sold or recapitalized in 1998.

   Total consolidated sales for the year ended December 31, 1999, were $4.52 billion, which represented a 1% decrease from 1998 sales of $4.56 billion. Unit volume growth in existing businesses was offset by unit volume declines associated with the divested household products, recreational products, and glass container-forming and inspection equipment businesses. The negative effects of a stronger United States dollar compared to other foreign currencies caused a 2% decrease in the Corporation's consolidated sales during 1999 compared to the prior year. Pricing actions, taken in response to competitive pressures and as a result of volume-related price reductions associated with higher unit volumes in the North American power tools and accessories business, had a 1% negative effect on sales for the year ended December 31, 1999, compared to the 1998 level.
   Total consolidated sales for the year ended December 31, 1998, were $4.56 billion, which represented an 8% decrease from 1997 sales of $4.94 billion. The negative effects of a stronger United States dollar compared to most major foreign currencies caused a 1% decrease in the Corporation's consolidated sales during 1998 from the prior year's level. Pricing actions had a 1% negative effect on sales for 1998 as compared to 1997. Total unit volume declined by 6% during 1998 from the 1997 level, as increased unit volume in the Corporation's existing businesses was more than offset by unit volume declines as a result of the divestitures during 1998 of the household products businesses in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia, of the glass container-forming and inspection equipment business, and of the recreational products business.

EARNINGS
The Corporation reported consolidated operating income of $536.3 million on sales of $4,520.5 million in 1999 compared to a consolidated operating loss of $466.2 million on sales of $4,559.9 million in 1998 and to consolidated operating income of $489.3 million on sales of $4,940.5 million in 1997.
   Consolidated operating income as a percentage of sales was 11.9% for 1999 compared to 10.6% for 1998, excluding the $900.0 million write-off of goodwill, the $114.5 million gain on sale of businesses, and the $164.7 million restructuring charge, all recognized in 1998, and 9.9% for 1997.
   As more fully described under the caption "Strategic Repositioning", operating results for the years ended December 31, 1999 and 1998, included $15.0 million and $44.4 million, respectively, of restructuring-related expenses. Excluding the effects of these restructuring-related expenses in 1999 and 1998 and, for 1998, excluding the restructuring and exit costs, the goodwill write-off, and the gain on sale of businesses, operating income as a percentage of sales was 12.2% for 1999 compared to 11.6% and 9.9% for 1998 and 1997, respectively. In addition to the realization of benefits from restructuring actions taken in 1998, a major contributor to this increase in operating income as a percentage of sales from 1997 to 1998 was the $38.1 million reduction in goodwill amortization in 1998 as compared to 1997. This reduced goodwill amortization was a result of the goodwill write-off and cessation of amortization of goodwill associated with the divested businesses.
   Consolidated gross margin as a percentage of sales for 1999 was 37.3% compared to 35.3% for 1998 and 35.9% for 1997. The increase in gross margin during 1999 over 1998 primarily resulted from significantly lower restructuring-related expenses, cost benefits from restructuring actions taken, and Six Sigma and other productivity improvements, partially offset by excess capacity and product mix issues in the Kwikset business of the Hardware and Home Improvement segment and negative pricing actions. The decline in gross margin during 1998 from 1997 primarily resulted from adverse foreign exchange effects on product costs, principally in the European operations; competitive pressures that continued to constrain pricing; manufacturing inefficiencies in the security hardware portion of the Hardware and Home Improvement segment; and restructuring-related expenses; partially offset by higher production volumes and the decline in sales of lower margin products in the household products, recreational products, and glass container-forming and inspection equipment businesses as a result of the divestiture of those businesses in 1998.
   Consolidated selling, general, and administrative expenses as a percentage of sales were 25.4% for 1999 compared to 24.7% for 1998 and 25.9% for 1997. The increase in selling, general, and administrative expenses as a percentage of sales in 1999 over 1998 resulted, in part, from increased promotional activities, particularly in the power tools and accessories businesses in North America, which increased the number of end-user specialists. The improvements in 1998 compared to 1997 were the result of lower goodwill amortization in 1998 compared to 1997 as a result of the goodwill write-off and cessation of amortization of goodwill related to the businesses to be sold, as well as benefits realized from restructuring actions taken in 1998, partially offset by restructuring-related expenses in 1998.
   Consolidated net interest expense (interest expense less interest income) was $95.8 million in 1999 compared to $114.4 million in 1998 and $124.6 million in 1997. The lower net interest expense for 1999 compared to 1998 was primarily the result of lower average borrowing levels. The lower net interest expense for 1998 compared to 1997 was primarily the result of lower debt levels in 1998, due to improved cash flows from operating activities and debt reductions that occurred with net proceeds from business sales in excess of amounts used to repurchase common stock, and as a result of more favorable interest rates and debt mix in 1998.
   Consolidated other (income) expense for 1999 was not significant. Consolidated other expense for 1998 and 1997 principally consisted of currency losses and, for 1997, the discount on the sale of receivables.
   Consolidated income tax expense of $141.0 million was recognized on the Corporation's pre-tax income of $441.3 million for 1999. Consolidated income tax expense of $166.5 million was recognized on the Corporation's pre-tax loss of $588.3 million for 1998. Consolidated income tax expense of $122.3 million was recognized on the Corporation's pre-tax income of $349.5 million in 1997. Excluding the income tax benefits of $47.4 million related to the pre-tax restructuring charge of $164.7 million recognized in 1998, the non-deductible write-off of goodwill in the amount of $900.0 million recognized in 1998, and the income tax expense of $98.0 million recognized on the $114.5 million pre-tax gain on sale of businesses in 1998, the Corporation's reported tax rate was 32% in 1999 and 1998 compared to 35% in 1997. The decrease in the effective tax rate in 1999 and 1998 compared to that in 1997 resulted primarily from the lower amount of goodwill amortization, which is not tax deductible, due to the write-off of goodwill in 1998. An analysis of taxes on earnings is included in
Note 12 of Notes to Consolidated Financial Statements.
   The Corporation reported net earnings of $300.3 million, or per share earnings of $3.45 and $3.40 on a basic and a diluted basis, respectively, for the year ended December 31, 1999. The Corporation reported a net loss of $754.8 million, or $8.22 per share both on a basic and a diluted basis, for the year ended December 31, 1998, principally as a result of the goodwill write-off and restructuring and exit costs, less the gain on sale of businesses, recognized in 1998. Because the Corporation reported a net loss for the year ended December 31, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive - that is, decrease the per-share loss. For comparative purposes, however, the dilutive effect of these options has been included for the evaluation of the Corporation's performance that follows. Excluding the effects of the goodwill write-off of $900.0 million, after-tax restructuring and exit costs of $117.3 million, and the after-tax gain on sale of businesses of $16.5 million, net earnings for 1998 would have been $246.0 million or $2.63 per share on this diluted basis compared to net earnings of $300.3 million, or $3.40 per diluted share, for 1999 and net earnings of $227.2 million, or $2.35 per diluted share, for 1997.

BUSINESS SEGMENTS
As more fully described in Note 17 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments:
Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.
   Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $12.4 million, $20.4 million, and $17.6 million for the years ended December 31, 1999, 1998, and 1997, respectively. The $12.4 million of segment-related expenses excluded from segment profit in 1999 primarily related to reserves established in consolidation for certain legal matters associated with the Power Tools and Accessories and Hardware and Home
Improvement segments. The $20.4 million of segment-related expenses excluded from segment profit in 1998 primarily consisted of unbudgeted restructuring-related expenses, including the aforementioned $11.5 million write-down of cleaning and lighting inventory to net realizable value associated with the product line rationalization undertaken to integrate the retained cleaning and lighting business into the Power Tools and Accessories operations. The $17.6 million of segment-related expenses excluded from segment profit in 1997 consisted of certain unbudgeted costs recognized by the Corporation on behalf of the Power Tools and Accessories segment, primarily related to deteriorating business conditions in Asia, and on behalf of the Hardware and Home Improvement segment, primarily related to the cost of programs initiated by the prior management of that segment.
   As indicated above and in Note 17 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $164.7 million pre-tax charge taken in 1998 for restructuring and exit costs, $97.8 million related to businesses in the Power Tools and Accessories segment, $15.4 million related to the businesses in the Hardware and Home Improvement segment, $3.3 million related to businesses in the Fastening and Assembly Systems segment, and $17.1 million related to divested businesses. The balance of $31.1 million related principally to the $28.6 million charge for the voluntary retirement for employees in the United States, including those of all three reportable business segments and of the Corporate center. As more fully described under the caption "Strategic Repositioning", during 1999, the Corporation recognized $13.1 million of additional pre-tax restructuring and exit costs associated with restructuring of the Power Tools and Accessories segment, exiting certain small foreign entities in the Power Tools and Accessories and Hardware and Home Improvement segments, and the settlement of claims regarding a divested business. That $13.1 million charge was offset, however, by an $8.9 gain realized in 1999 on the sale of a Power Tools facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge and by the reversal during 1999 of $4.2 million of restructuring reserves established in the prior year.

Power Tools and Accessories
---------------------------
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
For the Year Ended December 31,                 1999          1998          1997
--------------------------------------------------------------------------------

Sales to unaffiliated customers             $3,209.3      $2,946.4      $2,936.4
Segment profit                                 377.3         293.4         290.7
--------------------------------------------------------------------------------

   Sales to unaffiliated customers in the Power Tools and Accessories segment during 1999 increased 9% over the 1998 level despite negative pricing actions taken in response to competitive pressures and as a result of volume-related price reductions. Sales of power tool products in North America benefited from double-digit rates of growth in sales of consumer and DEWALT(R) professional power tools due, in part, to new product introductions. Sales of accessories in North America grew at a high single-digit rate during 1999 over the 1998 level.
   Sales in Europe during 1999 increased slightly over the 1998 level as solid growth in some countries was offset by weakness in Germany. Sales in other geographic areas during 1999 increased over the 1998 level, but that increase was offset by the impact of a currency devaluation in Brazil.
   Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.8% in 1999 compared to 10.0% in 1998. Higher sales in 1999, coupled with improved gross margins resulting from restructuring benefits as well as Six Sigma and other productivity improvements, more than offset increased selling, general, and administrative expenses in 1999 to support investments in marketing, promotion, and technical staff.
   Sales to unaffiliated customers in the Power Tools and Accessories segment during 1998 approximated the 1997 level despite competitive pressures that resulted in price reductions. Sales of power tool products in North America benefited from double-digit rates of growth in sales of the DEWALT professional power tools and outdoor products lines in the United States coupled with a double-digit growth rate in the power tools business in Canada. This growth in North America, however, was offset by a sharp decline in sales of cleaning and lighting products. In addition, sales of accessories in North America during 1998 declined slightly from the 1997 level as that business undertook SKU reduction efforts and exited its fastening line in 1998.
   Sales in Europe increased at a low-single-digit rate in 1998 over the 1997 level as increased sales of consumer and professional power tools and accessories offset declines in sales of household products and cleaning and lighting products. Sales of outdoor products in Europe in 1998 approximated the 1997 level.
   Sales in other geographic areas declined at a double-digit rate in 1998 from the 1997 levels, due principally to continued economic turmoil in Asia during 1998 and worsening economic conditions in Latin America during the latter part of 1998.
   Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.0% in 1998 compared to 9.9% in 1997.

Hardware and Home Improvement
-----------------------------
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
For the Year Ended December 31,                 1999          1998          1997
--------------------------------------------------------------------------------

Sales to unaffiliated customers               $881.8        $851.1        $804.8
Segment profit                                 124.0         125.2         121.3
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Hardware and Home Improvement segment during 1999 increased 4% over the 1998 level as a 6% increase in sales by Kwikset was mitigated by a 1% increase in sales by Price Pfister and a slight decline in sales by the European security hardware businesses.
   Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined from 14.7% in 1998 to 14.1% in 1999. This decrease in 1999 was driven by margin declines at Kwikset, which continues to experience excess capacity and product mix issues, and European security hardware but was partially offset by significant margin improvements at Price Pfister, stemming from Six Sigma and other productivity initiatives as well as higher margin new products.
   Sales to unaffiliated customers in the Hardware and Home Improvement segment during 1998 increased 6% over the 1997 level, due principally to increased sales of security hardware and plumbing products in North America, driven by sales of TITAN(R) locksets and new plumbing product introductions, and of security hardware in Europe. These increases were partially offset by lower sales of security hardware products in Latin America and Asia.
   Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 14.7% in 1998 compared to 15.1% in 1997. Segment profit as a percentage of sales in 1998 declined from the 1997 level as decreased profitability with respect to security hardware products, principally associated with manufacturing inefficiencies, more than offset profitability gains in plumbing products experienced in 1998. Those gains, however, were in comparison to an extremely weak 1997.

Fastening and Assembly Systems
------------------------------
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
For the Year Ended December 31,                 1999          1998          1997
--------------------------------------------------------------------------------

Sales to unaffiliated customers               $497.7        $463.0        $451.3
Segment profit                                  84.3          76.6          69.7
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Fastening and Assembly Systems segment during 1999 were 7% higher than the 1998 level as strong sales to automotive customers in North America and Europe offset weakness in the European industrial sector.
   Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 16.5% in 1998 to 16.9% in 1999.
   Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 3% in 1998 over the 1997 level, due in part to the strength of European automotive sales, despite lower automotive sales during 1998 as a result of softness in Asia and the effects of a strike at General Motors in the United States.
   Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 15.4% in 1997 to 16.5% in 1998 as a result of cost reduction initiatives.

HEDGING ACTIVITIES
The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the euro (and its legacy currencies, including the deutsche mark, Dutch guilder, French franc, and Italian lira), pound sterling, Canadian dollar, Swedish krona, Japanese yen, Australian dollar, Mexican peso, and Brazilian real. Through its foreign currency activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.
   At the time of the euro's introduction on January 1, 1999, the eleven participating member countries of the European Monetary Union established fixed conversion rates between their legacy currencies and the euro. During a three-year phase-in period during which special conversion rules apply, the legacy currencies will continue to be used as legal tender. On January 1, 2002, the legacy currencies will be canceled and replaced by the euro as legal tender. The Corporation has initiated actions to ensure that computer systems in its European operation will be in a position to accommodate the adoption of the euro by no later than January 1, 2002. The Corporation believes that the introduction of the euro has resulted in increased competitive pressures in continental Europe due to the heightened transparency of intra-European pricing structures.
   From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.
   In January 1999, a devaluation of the Brazilian real took place and, in response, a lesser devaluation in the value of the Mexican peso occurred. Because the Corporation's exposures in Brazil and Mexico either offset or were partially hedged, the impact of the January 1999 devaluations on its reported results was not material. While the Corporation will take actions to mitigate its exposures, there can be no assurance that any future devaluation of the Brazilian real or Mexican peso will not adversely affect the Corporation.
   Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income component of stockholders' equity. During 1999, translation adjustments, recorded in the accumulated other comprehensive income component of stockholders' equity, decreased stockholders' equity by $10.2 million compared to a decrease of $37.7 million in 1998.
   In order to minimize the volatility of reported equity, the Corporation hedges, on a limited basis, the exposure to foreign currency fluctuations on its net investments in subsidiaries located outside of the United States through the use of currency swaps, forward contracts, and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 1999 and 1998, these activities netted to a cash inflow of $30.4 million and $3.4 million, respectively. The corresponding gains and losses on these hedging activities were recorded in the accumulated other comprehensive income component of stockholders' equity. The increased cash inflow from hedging activities in 1999 compared to 1998 resulted from the maturities of certain interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies. Also included in the accumulated other comprehensive income component were the costs of maintaining the hedge portfolio of foreign exchange contracts. These hedge costs were not significant in 1999 and 1998.
   As more fully explained in Note 10 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may later convert such debt from fixed to variable or from variable to fixed interest rates, or from United States dollar-based rates to rates based upon another currency, through the use of interest rate swap agreements.
   In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at December 31, 1999, compared to 47% at December 31, 1998, and 63% at December 31, 1997. At December 31, 1999, average debt maturity was 6.2 years compared to 6.7 years at December 31, 1998, and 3.9 years at December 31, 1997.

Interest Rate Sensitivity
-------------------------
The following table provides information as of December 31, 1999, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 1999.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Fair Value
                                                                                                                       (Assets)/
(U.S. Dollars in Millions)          2000        2001        2002        2003       2004    Thereafter       Total    Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Short-term borrowings
Variable rate (U.S. dollars)      $144.7       $  --       $  --      $   --      $  --        $   --    $  144.7       $  144.7
   Average interest rate            6.47%                                                                    6.47%
Variable rate (other currencies)  $ 38.5       $  --       $  --      $   --      $  --        $   --    $   38.5       $   38.5
   Average interest rate            7.04%                                                                    7.04%
Long-term debt
Fixed rate (U.S. dollars)         $208.7       $35.8       $32.3      $309.5      $  --        $454.6    $1,040.9       $1,004.3
   Average interest rate            6.63%       8.95%       8.86%       7.50%                    6.87%       7.14%
Fixed rate (other currencies)     $  4.5       $ 4.9       $ 1.8      $   .7      $  --        $   --    $   11.9       $   11.9
   Average interest rate            5.50%       5.35%       1.03%       1.05%                                4.43%
Variable rate (U.S. dollars)      $   --       $ 7.5       $  --      $   --      $  --        $   --    $    7.5       $    7.5
   Average interest rate                       L+.70%(a)
Interest Rate Derivatives
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)         $ 50.0       $  --       $  --      $125.0      $  --        $275.0    $  450.0       $   26.7
   Average pay rate (b)
   Average receive rate             5.54%                               6.02%                    6.01%       5.96%
------------------------------------------------------------------------------------------------------------------------------------

 (a)Variable rate specified is based upon LIBOR plus the specified margin over LIBOR.
 (b)The average pay rate is based upon 6-month forward LIBOR, except for $150.0 million in notional principal amount which matures after 2004 and is based upon 3-month forward LIBOR.

Foreign Currency Exchange Rate Sensitivity
------------------------------------------
As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 1999, the Corporation has hedged a substantial portion of its 2000 estimated foreign currency transactions using forward exchange contracts and purchased options. The Corporation estimated the effect on 2000 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar and a uniform 10% weakening in the value of the United States dollar. The larger loss computed was that under an assumed uniform 10% strengthening of the United States dollar, which the Corporation estimated would have the effect of reducing gross profits for 2000 by approximately $19 million.
   In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates described above does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 1999, inherent in the foreign exchange hedging portfolio at December 31, 1999.

IMPACT OF YEAR 2000
The year 2000 ("Y2K") issue arose out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. It was feared that computer programs with date-sensitive software or equipment with embedded date-sensitive technology might misinterpret a two-digit code; for example, "00," entered in a date-field for the year "2000," might be wrongly interpreted as the year "1900." This error could result in system or equipment failures or miscalculations and disruptions of operations.
   During the last several years, the Corporation has spent approximately $13.6 million to address issues related to the Y2K problem. These costs include internal information systems resources redirected to the Corporation's Y2K program. Other costs for implementing systems improvements within the
Corporation that were planned primarily for operational and supply-chain improvements and were not accelerated as a result of Y2K concerns are not included in the foregoing costs. The external costs associated with these systems improvements, which are significant, generally have been capitalized as part of other assets. The internal information systems department costs that are included above as Y2K costs are expensed as incurred, were funded by cash flow from operations, and did not have a material adverse effect on the Corporation.
   As of December 31, 1999, the Corporation had completed all aspects of its Y2K readiness program and, through February 10, 2000, the Corporation has not experienced any significant problems related to the Y2K issue.

FINANCIAL CONDITION
Operating activities generated cash of $375.5 million for the year ended December 31, 1999, compared to $366.3 million of cash generated for the year ended December 31, 1998. This increase in cash generation was the result of higher operating income and a decrease in restructuring spending. These benefits to cash flow from operating activities were partially offset by cash usage from increases in working capital, primarily inventory and accounts receivable, compared to cash generation from reductions in working capital in 1998. The increased inventory levels during 1999 reflect an investment by the Power Tools and Accessories business, principally in North America, to better meet service level requirements compared to the reduction in inventories that occurred during 1998 which adversely affected service levels. Accounts receivable increased principally as a result of higher sales in the fourth quarter of 1999 compared to the prior year.
   In addition to analyzing absolute cash flows, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 1999, approximated the 1998 level. Inventory turns, however, decreased during 1999 due to the increase in inventory levels discussed in the preceding paragraph. The Corporation's goal is to increase inventory turns in 2000.
   Investing activities for 1999 used cash of $108.6 million compared to cash generated of $531.4 million in 1998. The cash generation in 1998, however, was due principally to the receipt of $653.6 million of proceeds, net of selling expenses paid, from the divested businesses. Excluding those proceeds, investing activities for 1998 used cash of $122.2 million. Net cash inflows from hedging activities in 1999 increased $27.0 million over 1998 primarily as a result of the maturities of certain interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies. These increases were partially offset by an increase in capital expenditures during 1999. The Corporation expects capital spending in 2000 to increase over the 1999 level as the Corporation addresses capacity constraints that necessitated the working capital build in 1999 and funds an increasing amount of new production.
   Financing activities used cash of $201.6 million in 1999 compared to cash used of $1,054.3 million in 1998. This decrease is cash usage during 1999 was primarily the result of a decrease in cash expended for stock repurchases and debt reduction. During the first quarter of 1999, the Corporation completed the share repurchase element of the strategic repositioning program described more fully in Note 2 to the Consolidated Financial Statements. Additional share repurchases were made during 1999, and future share repurchases are anticipated, in order to reduce the dilutive effect of stock issuances under various stock-based employee benefit plans. A net reduction in debt during 1999 of
$118.0 million was in comparison to a net reduction in debt during 1998 of $532.9 million with sales proceeds from the divested businesses.
   In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by credit providers, is defined by the Corporation as cash flow from operating activities, less capital expenditures of continuing operations, plus proceeds from the disposal of assets (excluding proceeds from business sales). It is the Corporation's intention when reporting historical information to exclude changes in its accounts receivable sale program, which was discontinued in 1997, from the calculation of free cash flow. During the year ended December 31, 1999, the Corporation generated free cash flow of $241.7 million compared to free cash flow of $240.7 million generated in 1998.
   The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
   While the Corporation neared completion of the restructuring element of its strategic repositioning plan by the end of 1999, it remains committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs and eliminate excess capacity. The Corporation currently anticipates recognizing an additional restructuring charge, expected to approximate $25 million, in the first half of 2000.
   The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to service debt. For amounts available at December 31, 1999, under the Corporation's revolving credit facility and under short-term borrowing facilities, see Note 8 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use internally generated funds and to borrow under its unsecured revolving credit facility or under short-term borrowing facilities. The Corporation believes that cash generated from these sources will be adequate to meet its cash requirements over the next 12 months.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Hedging Activities" and in Item 8 of this report in Notes 1 and 10 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings - years ended December 31, 1999, 1998, and 1997.

Consolidated Balance Sheet - December 31, 1999 and 1998.

Consolidated Statement of Stockholders' Equity - years ended December 31, 1999, 1998, and 1997.

Consolidated Statement of Cash Flows - years ended December 31, 1999, 1998, and 1997.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

                       CONSOLIDATED STATEMENT OF EARNINGS
                 The Black & Decker Corporation and Subsidiaries
                   (Dollars in Millions Except Per Share Data)




-------------------------------------------------------------------------------------------------
Year Ended December 31,                                         1999          1998          1997
-------------------------------------------------------------------------------------------------
SALES                                                       $4,520.5      $4,559.9      $4,940.5
   Cost of goods sold                                        2,834.4       2,951.0       3,169.2
   Selling, general, and administrative expenses             1,149.8       1,124.9       1,282.0
   Write-off of goodwill                                          --         900.0            --
   Restructuring and exit costs                                   --         164.7            --
   Gain on sale of businesses                                     --         114.5            --
-------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                        536.3        (466.2)        489.3
   Interest expense (net of interest income of
      $30.5 for 1999, $30.9 for 1998, and $8.1 for 1997)        95.8         114.4         124.6
   Other (income) expense                                        (.8)          7.7          15.2
-------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                            441.3        (588.3)        349.5
   Income taxes                                                141.0         166.5         122.3
-------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                         $  300.3      $ (754.8)     $  227.2
=================================================================================================

NET EARNINGS (LOSS) PER COMMON SHARE -- BASIC               $   3.45      $  (8.22)     $   2.40
=================================================================================================
NET EARNINGS (LOSS) PER COMMON SHARE --
   ASSUMING DILUTION                                        $   3.40      $  (8.22)     $   2.35
=================================================================================================

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET
                 The Black & Decker Corporation and Subsidiaries
                              (Millions of Dollars)




--------------------------------------------------------------------------------
December 31,                                               1999            1998
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                              $  147.3        $   87.9
Trade receivables, less allowances of
   $53.3 for 1999 and $44.3 for 1998                      823.2           792.4
Inventories                                               751.0           636.9
Other current assets                                      189.9           234.6
--------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                 1,911.4         1,751.8
--------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT                            739.6           727.6
GOODWILL                                                  743.4           768.7
OTHER ASSETS                                              618.3           604.4
--------------------------------------------------------------------------------
                                                       $4,012.7        $3,852.5
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                  $  183.2        $  152.5
Current maturities of long-term debt                      213.2            59.2
Trade accounts payable                                    367.3           348.8
Other accrued liabilities                                 809.0           814.2
--------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                            1,572.7         1,374.7
--------------------------------------------------------------------------------
LONG-TERM DEBT                                            847.1         1,148.9
DEFERRED INCOME TAXES                                     243.8           279.9
POSTRETIREMENT BENEFITS                                   246.3           263.5
OTHER LONG-TERM LIABILITIES                               301.7           211.5
STOCKHOLDERS' EQUITY
Common stock (outstanding:
   December 31, 1999 -- 87,190,240 shares;
   December 31, 1998 -- 87,498,424 shares)                 43.6            43.7
Capital in excess of par value                            843.3           871.4
Retained earnings (deficit)                                21.9          (236.6)
Accumulated other comprehensive income                   (107.7)         (104.5)
--------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                             801.1           574.0
--------------------------------------------------------------------------------
                                                       $4,012.7        $3,852.5
================================================================================
See Notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 The Black & Decker Corporation and Subsidiaries
                   (Dollars in Millions Except Per Share Data)



---------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                           Outstanding              Capital in     Retained          Other          Total
                                                Common        Par    Excess of     Earnings  Comprehensive  Stockholders'
                                                Shares      Value    Par Value     (Deficit)        Income         Equity
---------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                 94,248,807     $47.1     $1,261.7       $380.2         $(56.6)      $1,632.4
Comprehensive income:
   Net earnings                                      --        --           --        227.2             --          227.2
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)                --        --           --          --           (39.6)         (39.6)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 --        --           --        227.2          (39.6)         187.6
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                  --        --           --        (45.4)            --          (45.4)
Common stock issued under
   employee benefit plans                       593,737        .3         16.5           --             --           16.8
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                 94,842,544      47.4      1,278.2        562.0          (96.2)       1,791.4
Comprehensive income (loss):
   Net loss                                          --        --           --       (754.8)            --         (754.8)
   Minimum pension liability
      adjustment (net of tax)                        --        --           --           --           (6.1)          (6.1)
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)                --        --           --           --          (37.8)         (37.8)
   Write-off of accumulated foreign
      currency translation adjustments
      due to sale of businesses                      --        --           --           --           35.6           35.6
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          --        --           --       (754.8)          (8.3)        (763.1)
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                  --        --           --        (43.8)            --          (43.8)
Purchase and retirement of
   common stock                              (9,025,400)     (4.5)      (459.8)          --             --         (464.3)
Common stock issued under
   employee benefit plans                     1,681,280        .8         53.0           --             --           53.8
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 87,498,424      43.7        871.4       (236.6)        (104.5)         574.0
Comprehensive income:
   Net earnings                                      --        --           --        300.3             --          300.3
   Minimum pension liability
      adjustment (net of tax)                        --        --           --           --            1.6            1.6
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of  tax)               --        --           --           --           (4.8)          (4.8)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 --        --           --        300.3           (3.2)         297.1
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                  --        --           --        (41.8)            --          (41.8)
Purchase and retirement of common stock
   (net of 57,682 shares issued under
   forward purchase contracts)                 (958,218)      (.4)       (52.9)          --             --          (53.3)
Common stock issued under
   employee benefit plans                       650,034        .3         24.8           --             --           25.1
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 87,190,240     $43.6       $843.3        $21.9        $(107.7)        $801.1
===========================================================================================================================

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 The Black & Decker Corporation and Subsidiaries
                              (Millions of Dollars)




--------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1999             1998              1997
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                    $   300.3        $  (754.8)        $   227.2
Adjustments to reconcile net earnings (loss) to cash flow
   from operating activities:
   Gain on sale of businesses                                                 --           (114.5)               --
   Non-cash charges and credits:
      Depreciation and amortization                                        160.0            155.2             214.2
      Deferred income taxes (benefit)                                       (5.8)            67.5              71.7
      Goodwill write-off                                                      --            900.0                --
      Restructuring charges and exit costs                                    --            164.7                --
      Other                                                                 (8.3)            (1.7)              1.5
   Changes in selected working capital items
      (excluding, for 1998, effects of divested businesses):
      Trade receivables                                                    (57.0)           (24.3)            (85.1)
      Inventories                                                         (136.1)            26.9             (63.7)
      Trade accounts payable                                                21.9             16.9               2.3
   Restructuring spending                                                  (26.7)           (55.6)            (27.4)
   Other assets and liabilities                                            127.2            (14.0)             12.5
   Net decrease in receivables sold                                           --               --            (212.0)
--------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES                                     375.5            366.3             141.2
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of selling expenses                     --            653.6                --
Purchase of businesses                                                      (5.2)              --                --
Proceeds from disposal of assets                                            37.3             20.4              13.4
Capital expenditures                                                      (171.1)          (146.0)           (203.1)
Cash inflow from hedging activities                                        565.9            343.5             384.8
Cash outflow from hedging activities                                      (535.5)          (340.1)           (357.9)
--------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM INVESTING ACTIVITIES                                    (108.6)           531.4            (162.8)
--------------------------------------------------------------------------------------------------------------------
   CASH FLOW BEFORE FINANCING ACTIVITIES                                   266.9            897.7             (21.6)
FINANCING ACTIVITIES
Net decrease in short-term borrowings                                      (49.9)           (23.2)            (18.4)
Proceeds from long-term debt (including revolving credit facility)       1,091.9            586.6             667.2
Payments on long-term debt (including revolving credit facility)        (1,160.0)        (1,096.3)           (483.9)
Debt issue costs paid                                                         --             (2.9)               --
Redemption of preferred stock of subsidiary                                   --            (41.7)               --
Purchase of common stock                                                   (53.3)          (464.3)               --
Issuance of common stock                                                    11.5             31.3              10.1
Cash dividends                                                             (41.8)           (43.8)            (45.4)
--------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM FINANCING ACTIVITIES                                    (201.6)        (1,054.3)            129.6
Effect of exchange rate changes on cash                                     (5.9)            (2.3)             (3.0)
--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            59.4           (158.9)            105.0
Cash and cash equivalents at beginning of year                              87.9            246.8             141.8
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   147.3        $    87.9         $   246.8
====================================================================================================================

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries


NOTE 1: SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

RECLASSIFICATIONS: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 1999.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

REVENUE RECOGNITION: Revenue from sales of product is recognized when title passes, which generally occurs upon shipment.

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

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition.

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

PRODUCT DEVELOPMENT COSTS: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $91.0 million in 1999, $90.5 million in 1998, and $99.1 million in 1997.

ADVERTISING AND PROMOTION: All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense, including expense of consumer rebates, was $223.7 million in 1999, $211.2 million in 1998, and $248.0 million in 1997.

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

   Gains or losses resulting from the early termination of interest rate swaps or caps are deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swaps or caps. Were that related debt instrument later to be retired prior to its scheduled maturity, the unamortized gain or loss resulting from the early termination of the interest rate swap or cap would be included in the gain or loss on the extinguishment of debt.
   Gains and losses on hedges of net investments in subsidiaries located outside of the United States are reflected in the Consolidated Balance Sheet in accumulated other comprehensive income, with the related amounts due to or from the counterparties included in other liabilities or other assets. Gains and losses resulting from the early termination of hedges of net investments are reflected in accumulated other comprehensive income at the time of termination.
   Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Deferred gains on options that hedge forecasted transactions, generally related to inventory purchases, are recognized in cost of sales when the related inventory is sold or when a hedged purchase is no longer expected to occur.
   The carrying amounts of foreign currency-related derivatives with respect to net investment and commitment hedges are included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The carrying amounts of foreign currency-related derivatives associated with transaction hedges are included in the same balance sheet line item as the hedged transaction.
   Cash effects of the Corporation's derivative financial instruments are included in the Consolidated Statement of Cash Flows in the periods in which they occur. Except as noted below, the cash effects of the Corporation's interest rate swaps and caps, foreign currency transaction hedges, hedges of foreign currency firm commitments, and hedges of forecasted transactions are included in the Consolidated Statement of Cash Flows as cash flow from operating activities. The cash effects of hedges of net investments in subsidiaries located outside of the United States are included in the Consolidated Statement of Cash Flows as cash flow from investing activities. The cash effects of the exchange of notional principal amounts on interest rate swaps that swap from fixed United States dollars to fixed or variable foreign currencies are included in the Consolidated Statement of Cash Flows as cash flow from investing activities because such amounts have been designated as hedges of net investments in subsidiaries located outside of the United States.
   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 2000. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings.
   The Corporation has not yet determined when it will adopt SFAS No. 133, although early adoption is considered possible due to the new standard's more favorable treatment of certain foreign currency hedges than that afforded under prior accounting standards. The Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

STOCK-BASED COMPENSATION: As described in Note 16, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.


NOTE 2: STRATEGIC REPOSITIONING

OVERVIEW: As of December 31, 1999, the Corporation neared completion of the comprehensive strategic repositioning plan approved by the Corporation's Board of Directors on January 26, 1998. The plan, designed to intensify focus on core operations and improve operating performance, included the following components:
(i) the divestiture of non-strategic businesses; (ii) the repurchase of approximately 10% of the Corporation's outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses. Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.

DIVESTITURES: The Corporation completed the divestiture element of its strategic repositioning plan during 1998 through the sale of its household products businesses in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia, recapitalization of its recreational products business, and sale of its glass container-forming and inspection equipment business. The Corporation elected to retain the cleaning and lighting products component of the household products businesses.
   In mid-1998, the Corporation completed the sale to Windmere-Durable Holdings, Inc. of the household products businesses for $315.0 million. As part of the transaction, the Corporation retained certain liabilities and agreed to license the Black & Decker name to Windmere in existing household product categories for a period of six and one-half years on a royalty-free basis, with extension options upon request of Windmere and at the discretion of the Corporation on a royalty-bearing basis. At the request of Windmere, additional product categories may be licensed at the Corporation's option on a royalty-bearing basis.

   On September 22, 1998, the Corporation completed the sale of its glass container-forming and inspection equipment business, Emhart Glass. In connection with the sale, the Corporation received cash of $178.7 million.
   On September 30, 1998, the Corporation completed the recapitalization of its recreational products business, True Temper Sports. In connection with the transaction, the Corporation received $177.7 million in cash and retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million. In addition, the Corporation received a senior increasing rate discount note payable by True Temper Corporation, in an initial accreted amount of $25.0 million. Because True Temper Corporation is a highly leveraged entity and there was no active market for the note, the Corporation fully reserved the $25.0 million note through December 31, 1999.
   Net proceeds of $653.6 million from these divestitures were utilized in the repurchase of a portion of the Corporation's outstanding common stock and to fund the restructuring program described below.

REPURCHASE OF COMMON STOCK: The second element of the strategic repositioning plan - the planned repurchase of approximately 10% of its common stock over a two-year period - was completed during 1999 when the Corporation repurchased 610,900 shares of common stock at an aggregate cost of $32.1 million, supplementing the 9,025,400 shares of common stock repurchased during 1998 at an aggregate cost of $464.3 million. Net proceeds from the sale of divested businesses were used to fund the stock repurchase program.

RESTRUCTURING CHARGE: By the close of 1999, the Corporation neared completion of the third element of the strategic repositioning plan - a restructuring program undertaken to reduce fixed costs. The Corporation commenced the restructuring program and recorded a restructuring charge of $164.7 million during 1998. During 1999, the Corporation recognized $13.1 million of additional restructuring and exit costs, but those additional costs were offset by a gain realized in 1999 on the sale of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge and by the reversal during 1999 of certain severance accruals, established as part of the 1998 restructuring charge, which were no longer necessary.
   The principal component of the restructuring charge, as adjusted in 1999, related to the elimination of approximately 5,000 positions. As a result, an accrual of $121.5 million, principally associated with the Power Tools and Accessories segment in Europe and North America, was included in the restructuring charge. Included in that accrual were costs of approximately $30 million related to the acceptance of a voluntary retirement plan by certain employees in the United States. Also included in that accrual was $8.1 million related to severance actions taken in the divested businesses and with respect to the closure of a facility in Kuantan, Malaysia. The Kuantan facility manufactured household products predominantly for sale in the United States and was not included in the assets sold with the household products business.
   To reduce fixed costs, the Corporation took actions to rationalize certain manufacturing, sales, and administrative operations, resulting in the closure of a number of facilities. As a result, the restructuring charge, as adjusted in 1999, also included a $25.3 million write-down to fair value - less, if applicable, costs to sell - of certain land, buildings, and equipment. Included in that $25.3 million write-down was $9.0 million related to the closure of the Kuantan facility described above. The balance of the write-down to fair value primarily related to long-lived assets of the Power Tools and Accessories segment in Europe and North America and is net of gains of $8.9 million and $8.7 million realized in 1999 and 1998, respectively, on the sales of facilities exited as part of the restructuring plan that had fair values in excess of net book values at the time of the restructuring charge. As of December 31, 1999, all facilities exited as part of the strategic repositioning plan had been sold with the exception of the Kuantan facility. The carrying value of the Kuantan facility at December 31, 1999, was not significant.
   The remaining restructuring charge, as adjusted in 1999, of $17.9 million primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations associated with the Power Tools and Accessories segment in Europe, for which no future benefit will be realized and to the settlement of claims in 1999 regarding a divested business.

CHANGE IN ACCOUNTING FOR GOODWILL: As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, the Corporation estimates the future discounted cash flows of the businesses to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions. Future discounted cash flows for the recreational products business, the glass container-forming and inspection equipment business, and the household products businesses in North America, Latin America, and Australia included an estimate of the proceeds from the sale of such businesses, net of associated selling expenses and taxes. The Corporation believes that measurement of the value of goodwill through a discounted cash flow approach is preferable in that such a measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current - and with respect to the businesses sold, provided a more realistic - valuation than the undiscounted approach.

   In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during 1998 and represented a per-share net loss of $9.80 both on a basic and a diluted basis for 1998. That write-off of goodwill, which related to the Hardware and Home Improvement segment and the Fastening and Assembly Systems segment, and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represented the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in the preceding paragraph. This change represented a change in accounting principle that is indistinguishable from a change in estimate.


NOTE 3: TRADE RECEIVABLES

CONCENTRATION OF CREDIT: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

SALE OF RECEIVABLES PROGRAM: Prior to December 1997, the Corporation maintained a sale of receivables program under which receivables were sold on a revolving basis. In December 1997, the Corporation voluntarily terminated its sale of receivables program as the program was no longer deemed necessary to support its liquidity requirements. The discount on the sale of receivables was included in other expense.


NOTE 4: INVENTORIES

The classification of inventories at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                                1999       1998
--------------------------------------------------------------------------------

FIFO cost
Raw materials and work-in-process                             $171.3     $173.5
Finished products                                              584.5      482.3
--------------------------------------------------------------------------------
                                                               755.8      655.8
Excess of FIFO cost over
   LIFO inventory value                                         (4.8)     (18.9)
--------------------------------------------------------------------------------
                                                              $751.0     $636.9
================================================================================
   The cost of United States inventories stated under the LIFO method was approximately 48% and 43% of the value of total inventories at December 31, 1999 and 1998, respectively.


NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:
--------------------------------------------------------------------------------
                                                                1999       1998
--------------------------------------------------------------------------------

Property, plant, and equipment at cost:
Land and improvements                                       $   54.1   $   60.2
Buildings                                                      264.0      304.3
Machinery and equipment                                      1,241.1    1,209.2
--------------------------------------------------------------------------------
                                                             1,559.2    1,573.7
Less accumulated depreciation                                  819.6      846.1
--------------------------------------------------------------------------------
                                                            $  739.6   $  727.6
================================================================================


NOTE 6: GOODWILL

Goodwill amortization was $25.7 million in 1999, $25.2 million in 1998, and $63.3 million in 1997. Goodwill at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                                1999       1998
--------------------------------------------------------------------------------

Goodwill                                                    $1,301.3   $1,300.9
Less accumulated amortization                                  557.9      532.2
--------------------------------------------------------------------------------
                                                            $  743.4   $  768.7
================================================================================


NOTE 7: OTHER ACCRUED LIABILITIES

Other accrued liabilities at the end of each year, in millions of dollars, included the following:
--------------------------------------------------------------------------------
                                                                1999       1998
--------------------------------------------------------------------------------

Salaries and wages                                           $  67.2    $  63.6
Employee benefits                                              109.1       93.1
Trade discounts and allowances                                 145.9      114.0
Income taxes, including deferred taxes                          66.7      107.9
Accruals related to restructuring actions
   taken in connection with strategic
   repositioning plan                                           22.4       50.8
All other                                                      397.7      384.8
--------------------------------------------------------------------------------
                                                             $ 809.0    $ 814.2
================================================================================
   All other at December 31, 1999 and 1998, consisted primarily of accruals for advertising, warranty costs, interest, insurance, and taxes other than income taxes.


NOTE 8: SHORT-TERM BORROWINGS

Short-term borrowings in the amounts of $183.2 million and $152.5 million at December 31, 1999 and 1998, respectively, consisted primarily of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements and, at December 31, 1999, borrowings under the Corporation's unsecured revolving credit facility (the Credit Facility). The weighted-average interest rate on short-term borrowings outstanding at December 31, 1999 and 1998, was 6.6% and 7.1%, respectively.

   Under the terms of uncommitted lines of credit at December 31, 1999, certain subsidiaries outside of the United States may borrow up to an additional $388.2 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.
   The Corporation may borrow up to $1.0 billion under the Credit Facility, which consists of two individual facilities. The amount available for borrowing under the Credit Facility at December 31, 1999, was $865.9 million.
   Under the Credit Facility, the Corporation has the option of borrowing at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow under the Credit Facility by means of competitive bid rate loans made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The facility fee changes based on the ratings of the Corporation's long-term senior unsecured debt.
   The Credit Facility includes various customary covenants. Some of the covenants limit the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets. Other covenants require the Corporation to maintain a specified leverage ratio and to achieve certain cash flow to fixed expense coverage ratios. As of December 31, 1999, the Corporation was in compliance with all terms and conditions of the Credit Facility.


NOTE 9: LONG-TERM DEBT

The composition of long-term debt at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                              1999         1998
--------------------------------------------------------------------------------

Medium Term Notes due through 2002                         $  75.6     $  150.0
6.625% notes due 2000                                        208.7        214.4
7.50% notes due 2003                                         309.5        335.7
7.0% notes due 2006                                          154.6        154.6
6.55% notes due 2007                                         150.0        150.0
7.05% notes due 2028                                         150.0        150.0
Revolving credit facility expiring 2001                         --         29.4
Other loans due through 2003                                  11.9         24.0
Less current maturities of long-term debt                   (213.2)       (59.2)
--------------------------------------------------------------------------------
                                                           $ 847.1     $1,148.9
================================================================================
   As of December 31, 1999, $75.6 million aggregate principal amount of unsecured Medium Term Notes were outstanding. Of that amount, $68.1 million bear interest at fixed rates ranging from 8.36% to 8.95%, while the remainder bear interest at variable rates.
   Indebtedness of subsidiaries in the aggregate principal amounts of $435.4 million and $412.4 million were included in the Consolidated Balance Sheet at December 31, 1999 and 1998, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
   Principal payments on long-term debt obligations due over the next four years are as follows: $213.2 million in 2000, $48.2 million in 2001, $34.1 million in 2002, and $310.2 million in 2003. No principal payments are due in 2004. Interest payments on all indebtedness were $140.1 million in 1999, $160.8 million in 1998, and $159.3 million in 1997.


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

INTEREST RATE RISK MANAGEMENT: The Corporation manages its interest rate risk, primarily through the use of interest rate swap and cap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs and then, based upon its assessment of the future interest rate environment, may convert such debt from fixed to variable or from variable to fixed interest rates through the use of interest rate derivatives. Similarly, the Corporation may, at times, seek to limit the effects of rising interest rates on its variable rate debt through the use of interest rate caps. It does not utilize derivative financial instruments that contain leverage features. Because the Corporation's interest rate derivative financial instruments are designated as hedges, are effective in changing the tenor of existing indebtedness (e.g., from fixed to variable rate debt or from variable to fixed rate debt), and do not contain leverage features, they are afforded hedge accounting treatment.
   The amounts exchanged by the counterparties to interest rate swap and cap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps and caps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments. The notional amounts of interest rate derivatives at the end of each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                                                1999       1998
--------------------------------------------------------------------------------
Interest rate swaps:
   Fixed to variable rates                                    $450.0     $425.0
   U.S. rates to foreign rates                                    --      250.0
--------------------------------------------------------------------------------
   The Corporation's portfolio of interest rate swap instruments as of December 31, 1999, consisted of $450.0 million notional amounts of fixed to variable rate swaps with a weighted-average fixed rate receipt of 5.96%. The basis of the variable rates paid is LIBOR.
   The Corporation's credit exposure on its interest rate derivatives was $14.2 million as of December 31, 1998. No credit exposure existed as of December 31, 1999. Gross deferred gains and losses on the early termination of interest rate swaps as of December 31, 1999 and 1998, were not significant.

FOREIGN CURRENCY MANAGEMENT: The Corporation enters into various foreign currency contracts in managing its foreign exchange risks. The contractual amounts of foreign currency derivative financial instruments (principally, forward exchange contracts and purchased options) generally are exchanged by the counterparties. The Corporation's foreign currency derivative financial instruments are designated to, and generally are denominated in the currencies of, the underlying exposures. Because the derivative financial instruments are effective in managing foreign exchange risks and are appropriately designated to the underlying exposures, they are afforded hedge accounting treatment.
   To minimize the volatility of reported equity, the Corporation hedges, on a limited basis, a portion of its net investment in subsidiaries located outside of the United States through the use of foreign currency forward contracts, foreign currency swaps, and purchased foreign currency options.
   Through its foreign currency  hedging  activities,  the Corporation  seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates. The Corporation responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
   The Corporation hedges its foreign currency transaction exposures, as well as certain forecasted transactions, based on management's judgment, generally through options and forward exchange contracts. Some of the contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges also are used to mitigate transaction and forecasted exposures.
   The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 1999 and 1998, in millions of dollars, including details by major currency as of December 31, 1999. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.
--------------------------------------------------------------------------------
As of December 31, 1999                                        Buy         Sell
--------------------------------------------------------------------------------
United States dollar                                      $  730.1    $  (504.6)
Pound sterling                                               372.9        (82.0)
Deutsche mark                                                 92.1       (174.0)
Dutch guilder                                                 16.9        (82.1)
French franc                                                  22.4       (125.0)
Canadian dollar                                               76.3       (131.7)
Italian lira                                                  24.9        (14.8)
Euro                                                           2.8         (7.6)
Japanese yen                                                   1.4        (51.0)
Other                                                         23.3       (171.5)
--------------------------------------------------------------------------------
Total                                                     $1,363.1    $(1,344.3)
================================================================================
As of December 31, 1998
--------------------------------------------------------------------------------
Total                                                     $1,732.2    $(1,711.6)
================================================================================
   The contractual amounts of purchased options to buy currencies, predominantly the euro, pound sterling, and United States dollar, were $432.5 million and $343.8 million, at December 31, 1999 and 1998, respectively. The contractual amounts of purchased options to sell various currencies were $421.6 million and $338.5 million at December 31, 1999 and 1998, respectively.
   Credit exposure on foreign currency derivatives as of December 31, 1999 and 1998, was $51.3 million and $40.8 million, respectively.
   Deferred realized gains from option contracts on hedges of forecasted transactions were not significant at December 31, 1999 and 1998. Substantially all of the amounts deferred at December 31, 1999, are expected to be recognized in earnings during 2000, when the gains or losses on the underlying transactions also will be recognized.


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

o Long-term debt: Publicly traded debt is valued based on quoted market values. The fair value of other long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

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

   The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying amounts approximate fair values:

--------------------------------------------------------------------------------
Assets (Liabilities)                                        Carrying       Fair
As of December 31, 1999                                       Amount      Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                            $(847.1)   $(810.5)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Liabilities                                                  .1      (26.7)
   Foreign currency
     Assets                                                     43.4       51.3
     Liabilities                                               (19.0)     (22.8)
--------------------------------------------------------------------------------

Assets (Liabilities)                                        Carrying       Fair
As of December 31, 1998                                       Amount      Value
--------------------------------------------------------------------------------

Non-derivatives:
   Long-term debt                                          $(1,148.9) $(1,200.2)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                                       .5       14.2
   Foreign currency
     Assets                                                     60.1       40.8
     Liabilities                                               (35.2)     (34.9)
--------------------------------------------------------------------------------


NOTE 12: INCOME TAXES

Earnings (loss) before income taxes for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                                       1999       1998     1997
--------------------------------------------------------------------------------

United States                                        $174.4    $(734.3)  $180.3
Other countries                                       266.9      146.0    169.2
--------------------------------------------------------------------------------
                                                     $441.3    $(588.3)  $349.5
================================================================================
   Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                                       1999       1998     1997
--------------------------------------------------------------------------------

Current:
   United States                                     $128.3    $  55.0  $  32.4
   Other countries                                     18.5       44.0     16.3
   Withholding on remittances
     from other countries                                --         --      1.9
--------------------------------------------------------------------------------
                                                      146.8       99.0     50.6
--------------------------------------------------------------------------------
Deferred:
   United States                                      (17.7)      92.9     92.5
   Other countries                                     11.9      (25.4)   (20.8)
--------------------------------------------------------------------------------
                                                       (5.8)      67.5     71.7
--------------------------------------------------------------------------------
                                                     $141.0     $166.5   $122.3
================================================================================
   Income tax expense recorded directly as an adjustment to equity as a result of hedging activities in 1997 was $14.9 million, and was not significant in 1999 and 1998. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $4.9 million and $17.0 million in 1999 and 1998, respectively, and were not significant in 1997.
   Income tax payments were $97.1 million in 1999, $95.4 million in 1998, and $60.2 million in 1997.
   Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:
--------------------------------------------------------------------------------
                                                                1999       1998
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                             $  (19.9)  $  (35.0)
   Postretirement benefits                                    (224.3)    (227.7)
   Other                                                       (37.0)     (38.7)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                (281.2)    (301.4)
--------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                                       53.0       46.1
   Tax credit and capital loss
     carryforwards                                              89.6       98.0
   Other                                                       116.2      127.9
--------------------------------------------------------------------------------
Gross deferred tax assets                                      258.8      272.0
--------------------------------------------------------------------------------
Deferred tax asset valuation allowance                         (37.0)     (41.3)
--------------------------------------------------------------------------------
Net deferred tax liabilities                                $  (59.4)  $  (70.7)
================================================================================
   Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other accrued liabilities, and deferred income taxes.
   Tax basis carryforwards at December 31, 1999, consisted of net operating losses expiring from 2001 to 2007.
   At December 31, 1999, unremitted earnings of subsidiaries outside of the United States were approximately $1.3 billion, on which no United States taxes had been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any United States taxes and offset any foreign withholding taxes not previously provided.
   A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                                     1999       1998       1997
--------------------------------------------------------------------------------

Income taxes (benefit) at
   federal statutory rate                          $154.5    $(205.9)    $122.3
Lower effective taxes on
   earnings in other countries                      (42.6)     (19.8)     (14.5)
Amortization and write-off
   of goodwill                                        9.0      386.6       22.0
Other -- net                                         20.1        5.6       (7.5)
--------------------------------------------------------------------------------
Income taxes                                       $141.0     $166.5     $122.3
================================================================================

NOTE 13: POSTRETIREMENT BENEFITS

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

------------------------------------------------------------------------------------------------------------------------------------
                                                   Pension Benefits           Pension Benefits        Other Postretirement
                                                     Plans in the           Plans outside of the            Benefits
                                                    United States              United States                All Plans
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                              1999         1998         1999         1998          1999         1998
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $845.5       $709.9       $408.2       $324.9       $ 130.0      $ 150.5
Service cost                                       14.8         16.0         11.6          8.4            .7          1.5
Interest cost                                      53.4         51.5         23.3         22.5           8.0         10.4
Plan participants' contributions                     --           --          2.3          2.4           4.2          3.8
Actuarial (gains) losses                          (87.4)        96.8          6.6         82.9          12.4         (1.4)
Foreign currency exchange rate changes               --           --        (17.6)        (4.7)           .1          (.3)
Benefits paid                                     (66.9)       (49.1)       (22.0)       (21.9)        (22.6)       (16.3)
Plan amendments                                      --          4.8          2.3          3.3           --         (12.5)
Divestitures                                         --           --           --         (9.2)          --          (5.7)
Curtailment (gain) loss                              --        (13.5)          --           --           --           --
Settlements                                          --           --          (.5)         (.4)          --           --
Special termination benefits                         .3         29.1           --           --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                 759.7        845.5        414.2        408.2         132.8        130.0
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    902.7        942.4        383.3        400.4           --           --
Actual return on plan assets                      160.3         12.9         71.8         19.0           --           --
Expenses                                           (6.7)        (6.1)        (1.1)         (.8)          --           --
Benefits paid                                     (67.0)       (49.1)       (20.9)       (21.9)        (26.8)       (20.1)
Employer contributions                              3.0          2.6          2.7          3.5          22.6         16.3
Contributions by plan participants                   --           --          2.3          2.4           4.2          3.8
Divestitures                                         --           --           --         (9.3)          --           --
Settlements                                          --           --          (.5)         (.4)          --           --
Effects of currency exchange rates                   --           --        (11.2)        (9.6)          --           --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year          992.3        902.7        426.4        383.3           --           --
------------------------------------------------------------------------------------------------------------------------------------
Funded status                                     232.6         57.2         12.2        (24.9)       (132.8)      (130.0)
Unrecognized net actuarial (gain) loss            (19.1)       149.2         28.1         69.9         (11.4)       (24.7)
Unrecognized prior service cost                     7.5          7.8         20.8         21.4         (34.3)       (42.7)
Unrecognized net obligation (asset) at date
   of adoption, net of amortization                  .3          (.8)        (4.4)        (6.4)          --           --
------------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                   $221.3       $213.4       $ 56.7       $ 60.0       $(178.5)     $(197.4)
====================================================================================================================================
AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                             $251.9       $241.0       $123.8       $131.2       $   --       $   --
Accrued benefit cost                              (42.5)       (42.8)       (67.4)       (71.9)       (178.5)      (197.4)
Intangible asset                                    5.3          6.1           --           --           --           --
Accumulated other comprehensive income              6.6          9.1           .3           .7           --           --
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                            $221.3       $213.4       $ 56.7       $ 60.0       $(178.5)     $(197.4)
====================================================================================================================================

   The total accumulated benefit obligation for unfunded defined benefit pension plans as of December 31, 1999 and 1998, was $42.1 million and $42.0 million, respectively, for plans in the United States and $61.6 million and $63.0 million, respectively, for plans outside of the United States. The total projected benefit obligation for unfunded defined benefit pension plans as of December 31, 1999 and 1998, was $50.7 million and $49.6 million, respectively, for plans in the United States and $69.0 million and $70.8 million, respectively, for plans outside of the United States.
   The net periodic benefit cost related to the defined benefit pension plans included the following components, in millions of dollars:

---------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                       Pension Benefits
                                                     Plans in the United States         Plans outside of the United States
                                                ---------------------------------------------------------------------------
                                                   1999         1998         1997         1999          1998         1997
---------------------------------------------------------------------------------------------------------------------------
Service cost                                      $15.6       $ 16.7       $ 14.8       $ 11.7        $  8.4       $  8.3
Interest cost                                      53.5         51.5         48.6         23.3          22.5         21.7
Expected return on plan assets                    (83.6)       (79.0)       (73.0)       (28.5)        (33.2)       (32.1)
Amortization of the unrecognized
   transition obligation or asset                  (1.1)        (1.1)        (1.1)        (1.9)          2.7          --
Amortization of prior service cost                  1.0           .8           .8          2.2          (2.4)         --
Curtailment (gain) loss                              .6           .9           --           .3           (.3)         1.3
Amortization of net actuarial loss                  9.1          3.8          1.3          3.3           (.3)          .1
Settlement loss                                      --         11.4           --           --           1.4          --
---------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $(4.9)      $  5.0       $ (8.6)      $ 10.4        $ (1.2)      $  (.7)
===========================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                      7.50%        6.50%        7.50%        6.00%         6.00%         7.40%
Expected return on plan assets                     9.75%        9.75%        9.75%        8.00%         9.50%         9.90%
Rate of compensation increase                      5.00%        5.00%        5.00%        3.90%         3.90%         3.90%
---------------------------------------------------------------------------------------------------------------------------

   The net periodic benefit cost related to the defined benefit postretirement plans included the following components, in millions of dollars:
--------------------------------------------------------------------------------
                                                     1999       1998       1997
--------------------------------------------------------------------------------

Service cost                                        $  .7      $ 1.5      $ 1.2
Interest cost                                         8.0       10.4       10.8
Amortization of
   prior service cost                                (8.3)      (7.9)      (8.5)
Amortization of
   net actuarial gain                                 (.9)       (.7)      (1.7)
--------------------------------------------------------------------------------
Net periodic benefit cost                           $ (.5)     $ 3.3      $ 1.8
================================================================================
Weighted-average discount
   rate as of December 31                            7.25%      6.50%      7.50%
--------------------------------------------------------------------------------
   The health care cost trend rate used to determine the postretirement benefit obligation was 8.0% for 2000. This rate decreases gradually to an ultimate rate of 5.0% in 2006, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:
--------------------------------------------------------------------------------
One-Percentage-Point                                        Increase   Decrease
--------------------------------------------------------------------------------

Effect on total of service and
   interest cost components                                    $  .4     $  (.3)
Effect on postretirement
   benefit obligation                                            5.9       (4.9)
--------------------------------------------------------------------------------
   Expense for defined contribution plans amounted to $8.6 million, $10.7 million, and $12.0 million in 1999, 1998, and 1997, respectively.

NOTE 14: STOCKHOLDERS' EQUITY

During 1999, the Corporation executed two agreements (the "Agreements") under which the Corporation may enter into forward purchase contracts on its common stock. The Agreements provide the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract").
   The settlement methods generally available under the Agreements, at the Corporation's option, are net settlement, either in cash or in shares, or physical settlement. To the extent that the market price of the Corporation's common stock on the settlement date is higher (lower) than the forward purchase/strike price, the net differential is received (paid) by the Corporation under the net settlement alternatives, except in the case of a capped forward contract under which the net differential received is limited by a cap price. In the case of physical settlement under a capped forward contract, the Corporation must, in addition to purchasing the shares covered by the contract at the strike price, pay to the counterparty the excess of the market price at the date of settlement, if any, over the cap price.
   The standard forward contract alternative provides for quarterly settlements on a net share basis for differences between the average forward purchase price, which includes carrying costs through the respective quarterly settlement date, and the current market value of the Corporation's common stock. At each quarterly settlement, the average forward purchase price is reset based upon the then-current market price of the Corporation's common stock.
   Capped forward contracts with respect to 500,000 shares of the Corporation's common stock settled during 1999. At each settlement date, the Corporation elected net share settlement, resulting in a net issuance of 57,682 shares of its common stock during 1999.
   At December 31, 1999, standard forward purchase contracts with respect to 261,020 shares of the Corporation's common stock with a weighted-average forward purchase price of $45.80 per share, were outstanding under the Agreements. These contracts mature in November 2001. At December 31, 1999, capped forward contracts under the Agreements were outstanding with respect to 650,000 shares of the Corporation's common stock with a weighted-average strike price of $46.06 per share and a weighted-average cap price of $52.97 per share; these contracts settle in the first quarter of 2000.
   As more fully described in Note 2, the Corporation completed the stock repurchase element of its strategic repositioning plan during 1999 when the Corporation repurchased 610,900 shares of its common stock at an aggregate cost of $32.1 million, supplementing the 9,025,400 shares of common stock repurchased during 1998 at an aggregate cost of $464.3 million. The aggregate cost of $464.3 million is net of $1.4 million of premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock. No put options were outstanding as of December 31, 1999.
   The Corporation repurchased an additional 347,318 shares of its common stock (net of 57,682 shares issued under forward purchase contracts) during 1999 at an aggregate cost of $21.2 million.


NOTE 15: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each year were as follows:
--------------------------------------------------------------------------------
(Amounts in Millions
Except Per Share Data)                               1999       1998       1997
--------------------------------------------------------------------------------

Numerator:
   Earnings (loss)                                 $300.3    $(754.8)    $227.2
================================================================================
Denominator:
   Denominator for basic
     earnings per share --
     weighted-average shares                         87.0       91.8       94.6
   Employee stock options and
     stock issuable under
     employee benefit plans                           1.4         --        1.9
--------------------------------------------------------------------------------
   Denominator for diluted
     earnings per share --
     adjusted weighted-
     average shares and
     assumed conversions                             88.4       91.8       96.5
================================================================================
Basic earnings (loss)
   per share                                        $3.45   $  (8.22)   $  2.40
================================================================================
Diluted earnings (loss)
   per share                                        $3.40   $  (8.22)   $  2.35
================================================================================
   The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For 1999 and 1997, the options indicated below were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year. For 1998, the loss experienced by the Corporation caused all options to be anti-dilutive.
--------------------------------------------------------------------------------
                                                     1999       1998       1997
--------------------------------------------------------------------------------

Number of options (in millions)                       1.0        5.3         .7
Weighted-average exercise price                    $52.54     $33.47     $38.64
--------------------------------------------------------------------------------


NOTE 16: STOCK-BASED COMPENSATION

The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.
   APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
   Under various stock option plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
   As of December 31, 1999, 6,587,415 non-qualified stock options were outstanding under domestic plans. There were 17,375 stock options outstanding under the United Kingdom plan.
   Under all plans, there were 975,994 shares of common stock reserved for future grants as of December 31, 1999. Transactions are summarized as follows:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                                        Average
                                                 Stock Options   Exercise Price
--------------------------------------------------------------------------------

Outstanding at December 31, 1996                     5,652,479           $24.12
Granted                                              1,191,650            37.79
Exercised                                              429,402            19.74
Forfeited                                              241,333            29.74
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                     6,173,394            26.86
Granted                                              1,101,000            53.46
Exercised                                            1,646,389            22.18
Forfeited                                              291,395            32.70
--------------------------------------------------------------------------------
Outstanding at December 31, 1998                     5,336,610            33.47
Granted                                              2,267,350            50.77
Exercised                                              551,352            27.35
Forfeited                                              447,818            41.47
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                     6,604,790           $39.38
================================================================================
Shares exercisable at
   December 31, 1997                                 3,607,991           $20.87
================================================================================
Shares exercisable at
   December 31, 1998                                 2,663,535           $23.64
================================================================================
Shares exercisable at
   December 31, 1999                                 2,876,120           $27.55
================================================================================

   Exercise prices for options outstanding as of December 31, 1999, ranged from $11.50 to $61.00. The following table provides certain information with respect to stock options outstanding at December 31, 1999:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                  Weighted-             Average
Range of                     Stock Options          Average           Remaining
Exercise Prices                Outstanding   Exercise Price    Contractual Life
--------------------------------------------------------------------------------

Under $17.25                       822,140           $12.85                 1.1
$17.25-$25.87                      613,899            21.33                 3.2
$25.88-$38.80                    1,437,901            34.52                 7.3
$38.81-$58.21                    3,719,850            50.04                 9.1
Over $58.21                         11,000            61.00                 9.5
--------------------------------------------------------------------------------
                                 6,604,790           $39.38                 7.1
================================================================================
   The following table provides certain information with respect to stock options exercisable at December 31, 1999:
--------------------------------------------------------------------------------
                                                                      Weighted-
Range of                                         Stock Options          Average
Exercise Prices                                    Exercisable   Exercise Price
--------------------------------------------------------------------------------

Under $17.25                                           822,140           $12.85
$17.25-$25.87                                          613,899            21.33
$25.88-$38.80                                          912,469            34.03
$38.81-$58.21                                          527,612            46.53
Over $58.21                                                 --               --
--------------------------------------------------------------------------------
                                                     2,876,120           $27.55
================================================================================
   In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1995 and thereafter, including, if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to grants made after December 31, 1994 been measured under the fair value recognition provisions of SFAS No. 123.
   The weighted-average fair values at date of grant for options granted during 1999, 1998, and 1997 were $18.13, $17.67, and $11.86, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:
--------------------------------------------------------------------------------
                                                     1999       1998       1997
--------------------------------------------------------------------------------
Expected life in years                                5.8        5.7        5.7
Interest rate                                        5.75%      4.54%      5.91%
Volatility                                           29.4%      29.0%      24.8%
Dividend yield                                        .95%       .90%      1.28%
--------------------------------------------------------------------------------
   The Corporation's pro forma information for the years ended December 31, 1999, 1998, and 1997, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because this statement does not apply to awards granted prior to 1995. Additional stock option awards are anticipated in future years.
--------------------------------------------------------------------------------
(Dollars in Millions
Except Per Share Amounts)                            1999       1998       1997
--------------------------------------------------------------------------------
Pro forma net earnings (loss)                     $ 293.9    $(755.8)   $ 224.3
Pro forma net earnings (loss)
   per common share -- basic                      $  3.38    $ (8.23)   $  2.37
Pro forma net earnings (loss)
   per common share -- assuming dilution          $  3.33    $ (8.23)   $  2.32
--------------------------------------------------------------------------------


NOTE 17: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business's products to one of its other businesses with a presence in that country or region.
   The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of plumbing products to customers outside of the United States and Canada and for sales of the retained portion of the household products business. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware. It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
   The Corporation also operated several businesses that do not constitute reportable business segments. These businesses included the manufacture and sale of glass container-forming and inspection equipment, as well as recreational and household products. As more fully described in Note 2, during 1998, the Corporation completed the sale or recapitalization of its glass container-forming and inspection equipment business, Emhart Glass; its recreational products business, True Temper Sports; and its household products businesses (excluding certain assets associated with cleaning and lighting products) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia. Because True Temper Sports, Emhart Glass, and the divested household products businesses are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations, and the results of operations and financial positions of these businesses have been included in the consolidated financial statements through the dates of consummation of the respective transactions. Amounts relating to these businesses are included in the following table under the caption "All Others". The results of the household products businesses included under the caption "All Others" are based upon certain assumptions and allocations. The household products businesses sold during 1998 were jointly operated with the cleaning and lighting products businesses retained by the Corporation. Further, the Corporation's divested household products businesses in Central America, the Caribbean, South America (excluding Brazil), and Australia were operated jointly with the power tools and accessories businesses. Accordingly, the results of the household products businesses included in the segment table under the caption "All Others" were determined using certain assumptions and allocations that the Corporation believes are reasonable under the circumstances.

BUSINESS SEGMENTS
(Millions of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                          Reportable Business Segments
                                  ----------------------------------------------
                                                                                                          Corporate,
                                                                                                             Adjust-
                                       Power     Hardware   Fastening                          Currency       ments,
                                      Tools &      & Home  & Assembly                  All  Translation     & Elimi-    Consoli-
Year Ended December 31, 1999      Accessories Improvement     Systems      Total    Others  Adjustments      nations       dated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $3,209.3      $881.8      $497.7   $4,588.8    $   --       $(68.3)    $     --    $4,520.5
Segment profit (loss)
   (for Consolidated,
   operating income)                    377.3       124.0        84.3      585.6        --         (6.9)       (42.4)      536.3
Depreciation and amortization            87.7        31.1        15.4      134.2        --         (1.8)        27.6       160.0
Income from equity method
   investees                             16.8          --          --       16.8        --           --         (2.1)       14.7
Capital expenditures                    109.1        38.3        26.9      174.3        --         (3.5)          .3       171.1
Segment assets
   (for Consolidated, total assets)   1,836.0       508.2       273.2    2,617.4        --        (59.4)     1,454.7     4,012.7
Investment in equity method
   investees                             26.3          --          .6       26.9        --           .6          2.3        29.8

Year Ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $2,946.4      $851.1      $463.0   $4,260.5    $333.6       $(34.2)    $     --    $4,559.9
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring and
   exit costs, write-off of goodwill,
   and gain on sales of businesses)     293.4       125.2        76.6      495.2      16.5         (4.4)       (23.3)      484.0
Depreciation and amortization            88.2        27.1        13.4      128.7        --         (1.1)        27.6       155.2
Income from equity method
   investees                              8.8          --          --        8.8        --          --          (2.9)        5.9
Capital expenditures                     79.1        36.5        16.2      131.8      13.3         (1.1)         2.0       146.0
Segment assets
   (for Consolidated, total assets)   1,631.3       507.8       246.7    2,385.8        --         (4.6)     1,471.3     3,852.5
Investment in equity method
   investees                             22.5          --          .6       23.1        --           .1          2.3        25.5

Year Ended December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $2,936.4      $804.8      $451.3   $4,192.5    $718.1       $ 29.9     $     --    $4,940.5
Segment profit (loss)
   (for Consolidated,
   operating income)                    290.7       121.3        69.7      481.7      61.7         (2.3)       (51.8)      489.3
Depreciation and amortization            87.5        24.7        11.9      124.1      24.4          (.3)        66.0       214.2
Income from equity method
   investees                              6.1          --          --        6.1        --           .3         (1.7)        4.7
Capital expenditures                    113.2        47.3        15.4      175.9      25.3          (.2)         2.1       203.1
Segment assets
   (for Consolidated, total assets)   1,635.4       476.5       248.2    2,360.1     438.6          8.0      2,554.0     5,360.7
Investment in equity method
   investees                             23.1          --          .6       23.7        --           .9          1.0        25.6
------------------------------------------------------------------------------------------------------------------------------------

   The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments", "All Others", and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted exchange rates for 1999. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
   Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs and, for 1998, the write-off of goodwill and gain on sale of businesses. For certain operations located in Brazil, Mexico,
Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. No Corporate expenses have been allocated to divested businesses. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.
   Segment assets exclude pension and tax assets, goodwill, intercompany profit in inventory, and intercompany receivables.
   Amounts in the preceding table under the caption "Corporate, Adjustments & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and consolidated goodwill amortization. The reconciliation of segment profit to consolidated earnings (loss) before income taxes for each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------

Segment profit for total reportable
   business segments                         $585.6      $ 495.2       $481.7
Segment profit for all
   other businesses                              --         16.5         61.7
Items excluded from segment profit:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                           (6.9)        (4.4)        (2.3)
   Depreciation of Corporate
     property and
     amortization of goodwill                 (27.6)       (27.6)       (66.0)
   Adjustment to businesses'
     postretirement benefit
     expenses booked
     in consolidation                          24.8         24.4         23.8
   Adjustment to eliminate
     net interest and
     non-operating expenses
     from results of certain
     operations in Brazil, Mexico,
     Venezuela, and Turkey                      1.0          5.7          3.6
   Other adjustments booked
     in consolidation directly
     related to reportable
     business segments                        (12.4)       (20.4)       (17.6)
Amounts allocated to businesses in
   arriving at segment profit in
   excess of (less than) Corporate
   center operating expenses, eliminations,
   and other amounts identified above         (28.2)        (5.4)         4.4
--------------------------------------------------------------------------------
Operating income before
   restructuring and exit costs,
   write-off of goodwill, and gain
   on sale of businesses                      536.3        484.0        489.3
Restructuring and exit costs                     --        164.7           --
Write-off of goodwill                            --        900.0           --
Gain on sale of businesses                       --        114.5           --
--------------------------------------------------------------------------------
   Operating income (loss)                    536.3       (466.2)       489.3
Interest expense,
   net of interest income                      95.8        114.4        124.6
Other (income) expense                          (.8)         7.7         15.2
--------------------------------------------------------------------------------
Earnings (loss)
   before income taxes                       $441.3      $(588.3)      $349.5
================================================================================

   The reconciliation of segment assets to the consolidated total assets at the end of each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------

Segment assets for total
   reportable business segments            $2,617.4     $2,385.8     $2,360.1
Segment assets for all
   other businesses                              --           --        438.6
Items excluded from
   segment assets:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                          (59.4)        (4.6)         8.0
   Goodwill                                   743.4        768.7      1,877.3
   Pension assets                             377.0        348.8        391.6
Other Corporate assets                        334.3        353.8        285.1
--------------------------------------------------------------------------------
                                           $4,012.7     $3,852.5     $5,360.7
================================================================================
   Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.
   Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $755.9 million, $622.3 million and $541.6 million of the Corporation's consolidated sales for the years ended December 31, 1999, 1998 and 1997, respectively.
   The composition of the Corporation's sales by product group for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------

Consumer and professional
   power tools and
   product service                         $2,318.6     $2,123.9     $2,070.4
Consumer and professional
   accessories                                357.3        339.8        342.1
Electric lawn and
   garden products                            287.7        283.6        262.1
Electric cleaning and
   lighting products                          134.3         99.0        183.3
Security hardware                             619.2        596.3        573.5
Plumbing products                             260.6        257.0        242.3
Fastening and assembly
   systems                                    498.4        461.0        460.2
Household products                             44.4        197.1        485.4
Glass container-forming
   and inspection equipment                      --        130.3        238.6
Recreational products                            --         71.9         82.6
--------------------------------------------------------------------------------
                                           $4,520.5     $4,559.9     $4,940.5
================================================================================
   The Corporation markets its products and services in over 100 countries and has manufacturing sites in ten countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation's sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------

United States                              $2,825.2     $2,703.7     $2,855.7
Canada                                        137.0        137.4        179.4
--------------------------------------------------------------------------------
   North America                            2,962.2      2,841.1      3,035.1
Europe                                      1,255.5      1,364.5      1,378.0
Other                                         302.8        354.3        527.4
--------------------------------------------------------------------------------
                                           $4,520.5     $4,559.9     $4,940.5
================================================================================
   The composition of the Corporation's property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------

United States                                $480.8       $469.0       $532.9
United Kingdom                                121.2        118.3        105.1
Other countries                               137.6        140.3        277.1
--------------------------------------------------------------------------------
                                             $739.6       $727.6       $915.1
================================================================================


NOTE 18: OTHER EXPENSE

Other expense for 1999 was not significant. Other expense for 1998 and 1997 primarily included currency losses and, for 1997, the costs associated with the sale of receivables program.


NOTE 19: LEASES

The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 1999, 1998, and 1997 amounted to $84.0 million, $81.4 million, and $76.3 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 1999, in millions of dollars, were as follows:

--------------------------------------------------------------------------------
2000                                                               $ 48.9
2001                                                                 38.8
2002                                                                 33.7
2003                                                                 27.8
2004                                                                 24.0
Thereafter                                                           27.1
--------------------------------------------------------------------------------
                                                                   $200.3
================================================================================

NOTE 20: LITIGATION AND CONTINGENT LIABILITIES

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
   The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if it has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
   The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
   Insurance recoveries for environmental and certain general liability claims are not recognized until realized. In the opinion of the Corporation, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
   As of December 31, 1999, the Corporation had no known probable but inestimable exposures that could have a material effect on the Corporation.



NOTE 21: QUARTERLY RESULTS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars Except Per Share Data)                             First        Second          Third        Fourth
Year Ended December 31, 1999                                          Quarter       Quarter        Quarter       Quarter
--------------------------------------------------------------------------------------------------------------------------

Sales                                                                $  978.5      $1,084.2       $1,110.6      $1,347.2
Gross margin                                                            350.3         413.0          416.6         506.2
Net earnings                                                             39.2          70.7           75.3         115.1
==========================================================================================================================
Net earnings per common share -- basic                               $    .45      $    .81       $    .87      $   1.32
==========================================================================================================================
Net earnings per common share -- assuming dilution                   $    .44      $    .80       $    .85      $   1.31
==========================================================================================================================

Year Ended December 31, 1998
--------------------------------------------------------------------------------------------------------------------------

Sales                                                                $1,008.3      $1,169.7       $1,107.7      $1,274.2
Gross margin                                                            350.0         397.8          398.7         462.4
Net earnings (loss)                                                    (971.4)         58.4           66.6          91.6
==========================================================================================================================
Net earnings (loss) per common share -- basic                        $ (10.21)     $    .62       $    .73      $   1.05
==========================================================================================================================
Net earnings (loss) per common share -- assuming dilution            $ (10.21)     $    .61       $    .72      $   1.03
==========================================================================================================================

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

REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
   As discussed in Note 2 to the financial statements, effective January 1, 1998, the Corporation changed its method of accounting for measuring goodwill impairment.


/s/ERNST & YOUNG LLP
Baltimore, Maryland
January 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
   Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000, under the captions "Voting Securities" and "Security Ownership of Management" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2000, under the caption "Executive Compensation" and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)  List of Financial Statements
The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

   Consolidated Statement of Earnings - years ended December 31, 1999, 1998, and 1997.

   Consolidated Balance Sheet - December 31, 1999 and 1998.

   Consolidated Statement of Stockholders' Equity - years ended December 31, 1999, 1998, and 1997.

   Consolidated Statement of Cash Flows - years ended December 31, 1999, 1998, and 1997.

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

(3)  List of Exhibits
The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit 2(a)(i)
Amendment No. 5 dated as of April 30, 1999, to the Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 2(a)(ii)
Amendment No. 6 dated as of June 30, 1999, to the Transaction Agreement dated as of May 10, 1998, by and between The Black & Decker Corporation and Windmere-Durable Holdings, Inc., included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 2(b)(i)
Amendment No. 3 dated as of May 4, 1999, to the Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding AG, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 2(b)(ii)
Amendment No. 4 dated as of January 6, 2000, to the Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding AG.

Exhibit 3(a)
Articles of Restatement of the Charter of the Corporation included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, are incorporated herein by reference.

Exhibit 3(b)
Bylaws of the Corporation, as amended.

Exhibit 4(a)
Indenture dated as of March 24, 1993, by and between the Corporation and Security Trust Company, National Association, included in the Corporation's Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

Exhibit 4(b)
Form of 7-1/2% Notes due April 1, 2003, included in the Corporation's Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

Exhibit 4(c)
Form of 6-5/8% Notes due November 15, 2000, included in the Corporation's Current Report on Form 8-K filed with the Commission on November 22, 1993, is incorporated herein by reference.

Exhibit 4(d)
Form of 7% Notes due February 1, 2006, included in the Corporation's Current Report on Form 8-K filed with the Commission on January 20, 1994, is incorporated herein by reference.

Exhibit 4(e)
Indenture dated as of September 9, 1994, by and between the Corporation and Marine Midland Bank, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

Exhibit 4(f)
Credit Agreement dated as of April 23, 1996, among the Corporation, Black & Decker Holdings Inc. and Black & Decker, as Initial Borrowers, and the initial Lenders named therein, as Initial Lenders, and Citibank International plc, as Facility Agent, and Citibank International plc and Midland Bank plc, as Co-Arrangers, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

Exhibit 4(g)
Credit Agreement dated as of April 23, 1996, among the Corporation, Black & Decker Holdings Inc., Black & Decker, Black & Decker International Holdings B.V., Black & Decker G.m.b.H., Black & Decker (France) S.A.S., Black & Decker (Nederland) B.V. and Emhart Glass S.A., as Initial Borrowers, and the initial Lenders named therein, as Initial Lenders, and Credit Suisse, as Administrative Agent, and Citibank, N.A., as Documentation Agent, and NationsBank, N.A., as Syndication Agent, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

Exhibit 4(h)
Indenture dated as of June 26, 1998, by and between Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

   The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 10(a)
The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994, is incorporated herein by reference.

Exhibit 10(b)
The Black & Decker 1986 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(c)
The Black & Decker 1986 U.K. Approved Option Scheme, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-47651), filed with the Commission on May 5, 1992, is incorporated herein by reference.

Exhibit 10(d)
The Black & Decker 1989 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(e)
The Black & Decker 1992 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(f)
The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(g)
The Black & Decker Non-Employee Directors Stock Plan, included as Exhibit A to the Proxy Statement of the Corporation dated March 3, 1998, for the 1998 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

Exhibit 10(h)
The Black & Decker 1996 Stock Option Plan, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 333-51155), is incorporated herein by reference.

Exhibit 10(i)
The Black & Decker Performance Equity Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(j)
The Black & Decker Executive Annual Incentive Plan, included in the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

Exhibit 10(k)
The  Black  &  Decker  Management   Annual  Incentive  Plan,   included  in  the
Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

Exhibit 10(l)
Amended and Restated Employment Agreement, dated as of November 1, 1995, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

Exhibit 10(m)
Letter Agreement, dated February 1, 1975, by and between the Corporation and Alonzo G. Decker, Jr., included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

Exhibit 10(n)(1)
The Black & Decker Supplemental Pension Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(n)(2)
Amendment to The Black & Decker Supplemental Pension Plan dated as of May 21, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

Exhibit 10(o)(1)
The Black & Decker Executive Deferred Compensation Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

Exhibit 10(o)(2)
Amendment to The Black & Decker Executive Deferred Compensation Plan dated as of July 17, 1996, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

Exhibit 10(p)(1)
The Black & Decker Supplemental Retirement Savings Plan, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-65013), filed with the Commission on December 14, 1995, is incorporated herein by reference.

Exhibit 10(p)(2)
Amendment to The Black & Decker Supplemental Retirement Savings Plan dated as of April 22, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

Exhibit 10(p)(3)
Amendment No. 2 to The Black & Decker Supplemental Retirement Savings Plan dated as of July 16, 1998, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(q)
The Black & Decker Supplemental Executive Retirement Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(r)
The Black & Decker Executive Life Insurance Program, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

Exhibit 10(s)
The  Black  &  Decker  Executive  Salary  Continuance  Plan,   included  in  the
Corporation's Quarterly Report on Form 10-Q for the quarter ended April 12, 1995, is incorporated herein by reference.

Exhibit 10(t)
Description of the Corporation's policy and procedure for relocation of existing employees (individual transfers), included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(u)
Description of the Corporation's policy and procedures for relocation of new employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(v)
Description of certain incidental benefits provided to executive officers of the Corporation, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

Exhibit 10(w)
Form of Amendment and Restatement of Severance Benefits Agreement by and between the Corporation and approximately 13 of its key employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(x)
Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(y)
Severance Benefits Agreement, dated April 27, 1999, by and between the Corporation and Paul F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 10(z)
Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Charles E. Fenton, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(aa)
Letter  Agreement  dated April 19, 1999, by and between the Corporation and Paul
F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 10(bb)
Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Thomas M. Schoewe, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(cc)(1)
Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Paul A. Gustafson.

Exhibit 10(cc)(2)
Special Deferral Agreement, dated February 7, 2000, by and between the Corporation and Paul A. Gustafson.

Exhibit 10(dd)
Distribution Agreement dated September 9, 1994, by and between the Corporation, Lehman Brothers Inc., Citicorp Securities, Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, NationsBanc Capital Markets, Inc. and Salomon Brothers Inc., included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

Exhibit 10(ee)(1)
The Black & Decker 1996 Employee Stock Purchase Plan, included in the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

Exhibit 10(ee)(2)
Amendment to The Black & Decker 1996 Employee Stock Purchase Plan, as adopted on February 12, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 12
Computation of Ratios.

Exhibit 21
List of Subsidiaries.

Exhibit 23
Consent of Independent Auditors.

Exhibit 24
Powers of Attorney.

Exhibit 27
Financial Data Schedule.

Exhibit 99(a)
Amendment No. 1 dated as of September 29, 1999, to the Securities Purchase Agreement dated as of September 30, 1998, between True Temper Corporation and Emhart, Inc., the Debt Registration Rights Agreement dated as of September 30, 1998, among True Temper Corporation and Emhart, Inc. and the Escrow Agreement dated as of September 30, 1998, among True Temper Corporation, Emhart, Inc. and Snoga, Inc.

Exhibit 99(b)
Amendment No. 2 dated as of October 19, 1999, to the Securities Purchase Agreement dated as of September 30, 1998, between True Temper Corporation and Emhart, Inc., the Debt Registration Rights Agreement dated as of September 30, 1998, among True Temper Corporation and Emhart, Inc. and the Escrow Agreement dated as of September 30, 1998, among True Temper Corporation, Emhart, Inc. and Snoga, Inc.

   All other items are "not applicable" or "none".

(b)  Reports on Form 8-K
The Corporation filed the following reports on Form 8-K during the three months ended December 31, 1999:
   On October 19, 1999, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the three and nine months ended October 3, 1999.
   All other items are "not applicable" or "none".

(c)  Exhibits
   The exhibits required by Item 601 of Regulation S-K are filed herewith.

(d)  Financial  Statement  Schedules  and  Other  Financial  Statements

The Financial Statement Schedule required by Regulation S-X is filed herewith.


SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)
---------------------------------------------------------------------------------------------------------------------------
                                                             Balance    Additions                      Other
                                                                  at   Charged to                    Changes      Balance
                                                           Beginning    Costs and                        Add       at End
Description                                                of Period     Expenses   Deductions       (Deduct)   of Period
---------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999
Reserve for doubtful accounts and cash discounts               $44.3        $66.3        $55.6 (a)     $(1.7)(b)    $53.3
---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
Reserve for doubtful accounts and cash discounts               $47.8        $66.8        $65.8 (a)     $(4.5)(b)    $44.3
---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997
Reserve for doubtful accounts and cash discounts               $44.0        $70.0        $63.8 (a)     $(2.4)(b)    $47.8
---------------------------------------------------------------------------------------------------------------------------

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

Date:  February 14, 2000               By   /s/ NOLAN D. ARCHIBALD
       -----------------                    ----------------------
                                            Nolan D. Archibald
                                            Chairman, President, and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

Signature                           Title                       Date
--------------------------------------------------------------------------------


Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                         February 14, 2000
----------------------                                         -----------------
Nolan D. Archibald                  Chairman, President, and
                                    Chief Executive Officer


Principal Financial Officer

/s/ MICHAEL D. MANGAN                                          February 14, 2000
---------------------                                          -----------------
Michael D. Mangan                   Senior Vice President and
                                    Chief Financial Officer


Principal Accounting Officer

/s/ STEPHEN F. REEVES                                          February 14, 2000
---------------------                                          -----------------
Stephen F. Reeves                   Vice President - Finance and
                                    Strategic Planning
--------------------------------------------------------------------------------


This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

                Nolan D. Archibald                   Alonzo G. Decker, Jr.
                Norman R. Augustine                  Manuel A. Fernandez
                Barbara L. Bowles                    Anthony Luiso
                Malcolm Candlish                     Mark H. Willes

By   /s/ NOLAN D. ARCHIBALD                          Date:  February 14, 2000
     ----------------------                                 -----------------
     Nolan D. Archibald
     Attorney-in-Fact