Form 10-Q
period 2000-04-02
BLACK & DECKER CORP
filed 2000-05-16
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    April 2, 2000
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:              1-1553
                         -------------------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  YES        NO
                                  -----     ------

The  number  of  shares  of  Common  Stock  outstanding  as of April  28,  2000:
85,148,181
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

                                INDEX - FORM 10-Q

                                  April 2, 2000

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months Ended April 2, 2000 and April 4, 1999             3

    Consolidated Balance Sheet
       April 2, 2000 (Unaudited) and December 31, 1999                        4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Three Months Ended April 2, 2000 and April 4, 1999             5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Three Months Ended April 2, 2000 and April 4, 1999             6

    Notes to Consolidated Financial Statements (Unaudited)                    7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                13

Item 3. Quantitative and Qualitative Disclosures About Market Risk           19


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 6. Exhibits and Reports on Form 8-K                                     22


SIGNATURES                                                                   23

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

                                                      Three Months Ended
--------------------------------------------------------------------------------
                                               April 2, 2000      April 4, 1999
--------------------------------------------------------------------------------
Sales                                               $1,037.6             $978.5
   Cost of goods sold                                  674.6              628.2
   Selling, general, and
      administrative expenses                          271.5              271.9
   Gain on sale of business                             20.1                --
--------------------------------------------------------------------------------
Operating Income                                       111.6               78.4
   Interest expense (net of
      interest income)                                  23.8               22.2
   Other (income) expense                                 .4               (1.5)
--------------------------------------------------------------------------------
Earnings Before Income Taxes                            87.4               57.7
   Income taxes                                         27.2               18.5
--------------------------------------------------------------------------------
Net Earnings                                        $   60.2             $ 39.2
================================================================================



Net Earnings Per Common Share -- Basic                 $ .70              $ .45
================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                     86.0               87.3
================================================================================

Net Earnings Per Common Share -- Assuming
   Dilution                                            $ .69              $ .44
================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                     86.9               88.6
================================================================================

Dividends Per Common Share                             $ .12              $ .12
================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                           April 2, 2000
                                             (Unaudited)      December 31, 1999
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                       $  131.0               $  147.3
Trade receivables                                  788.7                  823.2
Inventories                                        813.0                  751.0
Other current assets                               193.2                  189.9
--------------------------------------------------------------------------------
   Total Current Assets                          1,925.9                1,911.4
--------------------------------------------------------------------------------
Property, Plant, and Equipment                     752.3                  739.6
Goodwill                                           726.3                  743.4
Other Assets                                       611.8                  618.3
--------------------------------------------------------------------------------
                                                $4,016.3               $4,012.7
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                           $  324.3               $  183.2
Current maturities of long-term debt               249.2                  213.2
Trade accounts payable                             404.5                  367.3
Other accrued liabilities                          679.4                  809.0
--------------------------------------------------------------------------------
   Total Current Liabilities                     1,657.4                1,572.7
--------------------------------------------------------------------------------
Long-Term Debt                                     806.8                  847.1
Deferred Income Taxes                              243.5                  243.8
Postretirement Benefits                            245.4                  246.3
Other Long-Term Liabilities                        300.4                  301.7
STOCKHOLDERS' EQUITY
Common stock, par value $.50 per share              42.5                   43.6
Capital in excess of par value                     756.3                  843.3
Retained earnings                                   71.9                   21.9
Accumulated other comprehensive
   income (loss)                                  (107.9)                (107.7)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                      762.8                  801.1
--------------------------------------------------------------------------------
                                                $4,016.3               $4,012.7
================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)


---------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                       Outstanding              Capital in    Retained          Other          Total
                                            Common        Par    Excess of    Earnings  Comprehensive  Stockholders'
                                            Shares      Value    Par Value   (Deficit)  Income (Loss)         Equity
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            87,498,424      $43.7       $871.4     $(236.6)       $(104.5)        $574.0
Comprehensive income:
   Net earnings                                 --         --           --        39.2             --           39.2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (20.9)         (20.9)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --        39.2          (20.9)          18.3
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --       (10.4)            --          (10.4)
Purchase and retirement of
   common stock                           (610,900)       (.3)       (31.8)         --             --          (32.1)
Common stock issued under
   employee benefit plans                  178,498         .1          6.9          --             --            7.0
---------------------------------------------------------------------------------------------------------------------
Balance at April 4, 1999                87,066,022      $43.5       $846.5     $(207.8)       $(125.4)        $556.8
=====================================================================================================================

Balance at December 31, 1999            87,190,240      $43.6       $843.3     $  21.9        $(107.7)        $801.1
Comprehensive income:
   Net earnings                                 --         --           --        60.2             --           60.2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --            (.2)           (.2)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --        60.2            (.2)          60.0
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --       (10.2)            --          (10.2)
Purchase and retirement of
   common stock (net of 255,791
   shares issued under forward
   purchase contracts)                  (2,185,209)      (1.1)       (90.3)         --             --          (91.4)
Common stock issued under
   employee benefit plans                   96,404         --          3.3          --             --            3.3
---------------------------------------------------------------------------------------------------------------------
Balance at April 2, 2000                85,101,435      $42.5       $756.3     $  71.9        $(107.9)        $762.8
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
                                                        Three Months Ended
--------------------------------------------------------------------------------
                                                 April 2, 2000    April 4, 1999
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                            $ 60.2           $ 39.2
Adjustments to reconcile net earnings to
   cash flow from operating activities:
   Gain on sale of business                              (20.1)              --
   Non-cash charges and credits:
     Depreciation and amortization                        42.3             40.9
     Other                                                (4.2)             2.5
   Changes in selected working capital items:
     Trade receivables                                    27.0             15.6
     Inventories                                         (68.0)           (78.1)
     Trade accounts payable                               39.9             55.9
   Restructuring spending                                 (4.5)            (7.3)
   Changes in other assets and liabilities               (91.1)           (73.5)
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                   (18.5)            (4.8)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of business                            25.0               --
Proceeds from disposal of assets                           1.1             12.9
Capital expenditures                                     (66.6)           (30.0)
Cash inflow from hedging activities                       75.1             52.4
Cash outflow from hedging activities                     (76.8)           (51.5)
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                   (42.2)           (16.2)
--------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                 (60.7)           (21.0)
FINANCING ACTIVITIES
Net increase in short-term borrowings                    144.6            128.0
Payments on long-term debt                                (3.8)           (22.5)
Purchase of common stock                                 (91.4)           (32.1)
Issuance of common stock                                   5.9              3.8
Cash dividends                                           (10.2)           (10.4)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                    45.1             66.8
Effect of exchange rate changes on cash                    (.7)            (3.5)
--------------------------------------------------------------------------------
(Decrease) Increase In Cash And Cash Equivalents         (16.3)            42.3
Cash and cash equivalents at beginning of period         147.3             87.9
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period              $131.0           $130.2
================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three-month period ended April 2, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
     Certain amounts presented for the three months ended April 4, 1999, have been reclassified to conform with the 2000 presentation.
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 2000. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings. The Corporation has not yet determined when it will adopt SFAS No. 133, although early adoption is considered possible due to the new standard's more favorable treatment of certain currency hedges than that afforded under prior accounting standards. The Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

NOTE 2: GAIN ON SALE OF BUSINESS
In connection with the recapitalization of its recreational products business, True Temper Sports, in 1998, the Corporation retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation (True Temper), valued at approximately $4 million. In addition, the Corporation received a senior, increasing-rate discount note payable by True Temper, in an initial accreted amount of $25.0 million. Due to True Temper's highly leveraged position and the lack of an active market for its note, the Corporation established a full reserve for the note. For further information about the recapitalization of True Temper, see Note 2 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

     During the first quarter of 2000, the Corporation sold its remaining interest in True Temper, together with the note payable by True Temper, for $25.0 million and recognized a pre-tax gain of $20.1 million.

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                              April 2, 2000   December 31, 1999
--------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process                 $200.4              $171.3
   Finished products                                  617.7               584.5
--------------------------------------------------------------------------------
                                                      818.1               755.8
Excess of FIFO cost over LIFO
   inventory value                                     (5.1)               (4.8)
--------------------------------------------------------------------------------
                                                     $813.0              $751.0
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                       April 2, 2000          December 31, 1999
--------------------------------------------------------------------------------
Goodwill                                    $1,290.5                   $1,301.3
Less accumulated amortization                  564.2                      557.9
--------------------------------------------------------------------------------
                                            $  726.3                   $  743.4
================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $612.0 million and $435.4 million were included in the Consolidated Balance Sheet at April 2, 2000, and December 31, 1999, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

                                                   Three Months Ended
--------------------------------------------------------------------------------
                                       April 2, 2000              April 4, 1999
--------------------------------------------------------------------------------
Interest expense                              $ 35.1                     $ 30.2
Interest (income)                              (11.3)                      (8.0)
--------------------------------------------------------------------------------
                                              $ 23.8                     $ 22.2
================================================================================

NOTE 7: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

                                               Reportable Business Segments
                                     ------------------------------------------------
                                           Power    Hardware   Fastening                    Currency      Corporate,
                                         Tools &      & Home  & Assembly                 Translation    Adjustments,
Three Months Ended April 2, 2000     Accessories Improvement     Systems        Total    Adjustments  & Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $706.0      $204.8      $136.3     $1,047.1          $(9.5)          $  -         $1,037.6
Segment profit (loss) (for
   Consolidated, operating income
   before gain on sale of business)         55.4        19.6        23.4         98.4           (1.2)           (5.7)           91.5
Depreciation and amortization               21.7        10.0         4.0         35.7            (.1)            6.7            42.3
Capital expenditures                        52.2         7.3         7.0         66.5            (.1)             .2            66.6

Three Months Ended April 4, 1999
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $625.6      $208.8      $126.0     $  960.4          $18.1           $  -         $  978.5
Segment profit (loss) (for
   Consolidated, operating income)          38.4        25.0        20.9         84.3            1.6            (7.5)           78.4
Depreciation and amortization               20.7         8.7         3.9         33.3             .4             7.2            40.9
Capital expenditures                        19.3         7.0         3.1         29.4             .5              .1            30.0

     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of the retained portion of the household products business. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside the United States, except units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is updated to reflect the translation of segment assets and elements of segment profit at the current year's budgeted rates of exchange. The amounts included in the preceding segment table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2000. The amounts included in the preceding segment table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using the budgeted rates of exchange for 2000 and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Note 17 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, reflected the translation of certain segment data at the Corporation's budgeted rates of exchange for 1999. For informational purposes, the Corporation has included in its Current Report on Form 8-K, filed on April 10, 2000, selected unaudited supplemental information about its business segments for 1999, 1998, and 1997 updated to reflect the translation of elements of segment profit and certain other segment data at the Corporation's budgeted rates of exchange for 2000.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes the gain on sale of business. For certain operations located in Brazil, Mexico, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or nonrecurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the Corporation's various segments in a later period.

     The reconciliation of segment profit to the Corporation's earnings before income taxes, in millions of dollars, is as follows:

                                                                        Three Months  Ended
--------------------------------------------------------------------------------------------------
                                                                 April 2, 2000      April 4, 1999
--------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                   $ 98.4              $84.3
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                      (1.2)               1.6
   Depreciation of Corporate property and
     amortization of goodwill                                             (6.7)              (7.2)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                      9.5                8.2
   Adjustment to eliminate net interest and non-operating
     expenses from results of certain operations in Brazil,
     Mexico, Venezuela, and Turkey                                          .1                 .5
   Other adjustments booked in consolidation directly
     related to reportable business segments                              (7.0)              (3.7)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
   eliminations, and other amounts identified above                       (1.6)              (5.3)
--------------------------------------------------------------------------------------------------
Operating income before gain on sale of business                          91.5               78.4
Gain on sale of business                                                  20.1                 --
--------------------------------------------------------------------------------------------------
   Operating income                                                      111.6               78.4
Interest expense, net of interest income                                  23.8               22.2
Other (income) expense                                                      .4               (1.5)
--------------------------------------------------------------------------------------------------
   Earnings before income taxes                                         $ 87.4              $57.7
==================================================================================================

NOTE 8: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

                                                        Three Months Ended
--------------------------------------------------------------------------------
(Amounts in Millions Except Per Share Data)      April 2, 2000     April 4, 1999
--------------------------------------------------------------------------------
Numerator:
   Net earnings                                          $60.2             $39.2
================================================================================
Denominator:
   Average number of common shares outstanding
     for basic earnings per share                         86.0              87.3

   Employee stock options and stock issuable
     under employee benefit plans                           .9               1.3
--------------------------------------------------------------------------------
   Average number of common shares outstanding
     for diluted earnings per share                       86.9              88.6
================================================================================
Basic earnings per share                                 $ .70             $ .45
================================================================================
Diluted earnings per share                               $ .69             $ .44
================================================================================

NOTE 9: STOCKHOLDERS' EQUITY
As more fully discussed in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, the Corporation has entered into two agreements (the "Agreements") under which the Corporation may enter into forward purchase contracts on its common stock. The Agreements provide the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract").
     During the three months ended April 2, 2000, quarterly settlements occurred on standard forward purchase contracts with respect to 261,020 shares of the Corporation's common stock, resulting in a net issuance of 63,375 shares of common stock. In addition, settlements occurred during the first quarter of 2000 on capped forward contracts with respect to 650,000 shares of the Corporation's common stock, resulting in a net issuance of 192,416 shares of its common stock. At each settlement date, the Corporation elected net share settlement.
     At April 2, 2000, standard forward purchase contracts with respect to 525,787 shares of the Corporation's common stock, with a weighted-average forward price of $36.90 per share, were outstanding under the Agreements. These contracts mature in November 2001. Additionally, capped forward contracts with respect to 650,000 shares of the Corporation's common stock, with a weighted-average strike price of $36.27 per share and a weighted-average cap price of $41.71 per share, were outstanding under the Agreements. These contracts settle in the second quarter of 2000.
     During the three months ended April 2, 2000, the Corporation repurchased 2,441,000 shares of its common stock at an aggregate cost of $91.4 million. During the quarter ended April 4, 1999, the Corporation repurchased 610,900 shares of its common stock at an aggregate cost of $32.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $60.2 million, or $.69 per share on a diluted basis, for the three-month period ended April 2, 2000, compared to net earnings of $39.2 million or $.44 per share on a diluted basis for the three-month period ended April 4, 1999. As more fully described in Note 2 of Notes to Consolidated Financial Statements, earnings for the three-month period ended April 2, 2000, included a pre-tax gain of $20.1 million ($13.1 million net of tax, or $.15 per share on a diluted basis) related to the 1998 recapitalization of True Temper Sports. Excluding this non-recurring gain, net earnings for the three-month period ended April 2, 2000, would have been $47.1 million or $.54 per share on a diluted basis, compared to net earnings of $39.2 million or $.44 per share on a diluted basis for the three-month period ended April 4, 1999.
    In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

STRATEGIC REPOSITIONING
As more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, in Note 2 of Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Strategic Repositioning," by the end of 1999, the Corporation neared completion of the comprehensive strategic repositioning plan approved by the Board of Directors on January 26, 1998. The plan included the following components: (i) the divestiture of non-strategic businesses; (ii) the repurchase of approximately 10% of the Corporation's outstanding common stock over a two-year period; and (iii) a restructuring of remaining operations.
     As part of its divestitures of non-strategic businesses under the strategic repositioning plan, the Corporation recapitalized its recreational products business, True Temper Sports, in September 1998. At the time of the recapitalization, the Corporation retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation (True Temper), valued at approximately $4 million. In addition to cash proceeds received as part of the True Temper recapitalization, the Corporation received a senior, increasing-rate discount note in an initial accreted amount of $25.0 million. Because True Temper was a highly leveraged entity and there was no active market for the note, the Corporation fully reserved the $25.0 million note at the time of the divestiture and continued to reserve the note through December 31, 1999. During the first quarter of 2000, the Corporation sold the note, together with its remaining interest in True Temper, for $25.0 million and recognized a pre-tax gain of $20.1 million ($13.1 million after tax).

     A summary of activity during the three-month period ended April 2, 2000, in the restructuring element of the Corporation's strategic repositioning plan is as follows (in millions of dollars):

                                                            Utilization of Reserve
                                           Reserve at      -------------------------         Reserve at
                                    December 31, 1999        Cash          Non-Cash       April 2, 2000
-------------------------------------------------------------------------------------------------------
Severance benefits and cost of
   voluntary retirement program                 $18.7      $(3.2)              $--                $15.5
Other charges                                     3.7       (1.3)               (.5)                1.9
-------------------------------------------------------------------------------------------------------
Total                                           $22.4      $(4.5)              $(.5)              $17.4
=======================================================================================================

     The Corporation remains committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs and eliminate excess capacity. The Corporation currently anticipates recognizing an additional restructuring charge, expected to approximate $25 million, later in 2000.


RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended April 2, 2000, and April 4, 1999:

                          ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------
                                            For the Three Months Ended
(Dollars in Millions)            April 2, 2000                   April 4, 1999
--------------------------------------------------------------------------------
Total sales                           $1,037.6                          $978.5
Unit volume - existing (a)                  10 %                            13 %
            - disposed (b)                  -- %                           (14)%
Price                                       (1)%                            (2)%
Currency                                    (3)%                            -- %
--------------------------------------------------------------------------------
Change in total sales                        6 %                            (3)%
================================================================================
(a) Represents change in unit volume for businesses where period-to-period comparability exists.
(b) Represents change in unit volume for businesses that were included in prior year results but were sold or recapitalized in 1998.

     Total consolidated sales for the three months ended April 2, 2000, increased by 6% over the 1999 level. Total unit volume increased by 10% during the quarter ended April 2, 2000, over the same period in 1999, as sales growth in the Power Tools and Accessories, and Fastening and Assembly Systems segments more than offset a sales decline in the Hardware and Home Improvement segment. Pricing actions had a 1% negative effect on sales for the first quarter of 2000 as compared to the corresponding period in 1999. The negative effects of a stronger dollar compared to other foreign currencies caused a 3% decrease in the Corporation's consolidated sales during the first quarter of 2000 as compared to the corresponding period in 1999.

EARNINGS
Operating income for the three months ended April 2, 2000, was $111.6 million compared to operating income of $78.4 million for the corresponding period in 1999. Excluding the effect of the $20.1 million gain on sale of business recognized in the first quarter of 2000, operating income increased by 17%, from $78.4 million, or 8.0% of sales, for the first quarter of 1999 to $91.5 million, or 8.8% of sales, for the first quarter of 2000.
     Gross margin as a percentage of sales declined from 35.8% for the quarter ended April 4, 1999, to 35.0% for the quarter ended April 2, 2000. While the results of the Corporation's Six Sigma and other productivity initiatives and restructuring actions positively impacted gross margin during the first quarter of 2000, certain negative factors offset that favorability. Those negative factors included: (i) pricing actions taken, in response to both customer and competitive pressures; (ii) impacts of lower sales volumes of security hardware products in North America, including manufacturing inefficiencies and overhead absorption issues associated with lower production volumes; (iii) certain actions taken by the Corporation to manage inventory levels; and (iv) higher period costs, including costs associated with the move of North American accessories packaging operations to Fort Mill, South Carolina.
     Selling, general, and administrative expenses as a percentage of sales improved from 27.8% for the quarter ended April 4, 1999, to 26.2% for the quarter ended April 2, 2000. This improvement reflected the benefit of cost containment and productivity efforts, as the Corporation leveraged substantially equivalent selling, general, and administrative expenses during the first quarters of 1999 and 2000 over a higher sales base in the first quarter of 2000.
     Net interest expense (interest expense less interest income) for the three-month period ended April 2, 2000, was $23.8 million as compared to $22.2 million for the three-month period ended April 4, 1999. The increase in net interest expense during the first quarter of 2000 as compared to the first quarter of 1999 was primarily the result of higher interest rates partially offset by lower borrowing levels during 2000.
     Other (income) expense for the three-month periods ended April 2, 2000, and April 4, 1999, was not significant.
     The Corporation recognized income tax expense of $27.2 million on pre-tax earnings of $87.4 million, which equates to a reported tax rate of 31%, for the three months ended April 2, 2000. Excluding the income tax expense of $7.0 million recognized on the gain on sale of business, the Corporation's effective tax rate would have been 30% for the first quarter of 2000. The Corporation recognized income tax expense of $18.5 million on pre-tax earnings of $57.7 million, which equates to an effective tax rate of 32%, for the first quarter of 1999. The decrease in the effective tax rate from 32% in 1999 to 30% in 2000 is a result of anticipated higher earnings in lower tax rate jurisdictions outside the United States during 2000 as compared to 1999. Excluding the impact of the gain on sale of business, the decline in the effective tax rate from 32% to 30% increased net earnings by $1.3 million, or $.02 per diluted share, in the first quarter of 2000.
     The Corporation reported net earnings of $60.2 million, or $.69 per share on a diluted basis, for the three-month period ended April 2, 2000. Excluding the gain on the sale of business, net earnings for the three-month period ended April 2, 2000, would have been $47.1 million, or $.54 per share on a diluted basis. The Corporation reported net earnings of $39.2 million, or $.44 per share on a diluted basis, for the three-month period ended April 4, 1999.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

                                              For the Three Months Ended
--------------------------------------------------------------------------------
                                      April 2, 2000                April 4, 1999
--------------------------------------------------------------------------------
Sales to unaffiliated customers              $706.0                       $625.6
Segment profit                                 55.4                         38.4
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2000 increased 13% over the 1999 level. Sales of power tool products in North America benefited from double-digit rates of growth in sales of both professional power tools, reflecting solid demand for DEWALT(R) cordless tools, including the 24-volt high-performance line introduced in the fourth quarter of 1999, and outdoor products. Sales in North America also benefited from upper single-digit rate growth in consumer power tools and mid single-digit rate growth in accessories.
     Sales in Europe increased at a mid single-digit rate in the first quarter of 2000 over the corresponding period in 1999. Sales of professional power tools and outdoor products increased at a double-digit rate in the first quarter of 2000 over the 1999 levels, due to expansion of the DEWALT professional power tool line across Europe and to the introduction of the 4x4TM lawnmower, respectively. In addition, sales in Europe benefited from mid single-digit rate growth in accessories and household products in the first quarter of 2000 over the 1999 levels, but that growth was partially offset by lower sales of consumer power tools.
     Sales in other geographic areas increased at a double-digit rate in the first quarter of 2000 over the 1999 levels.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 7.8% in the first quarter of 2000 compared to 6.1% in the first quarter of 1999. This improvement was driven by the leveraging of selling, general and administrative costs over a higher sales base. Gross margin as a percentage of sales declined slightly for the segment in the first quarter of 2000 compared to the corresponding period in 1999, as a result of pricing actions, actions taken to manage inventory levels, and higher period costs.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

                                              For the Three Months Ended
--------------------------------------------------------------------------------
                                      April 2, 2000                April 4, 1999
--------------------------------------------------------------------------------
Sales to unaffiliated customers              $204.8                       $208.8
Segment profit                                 19.6                         25.0
--------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 2% for the three months ended April 2, 2000, from the 1999 level. While sales of plumbing products in North America increased at a low double-digit rate in the first quarter of 2000 over the corresponding period in 1999, that increase was more than offset by decreased sales of security hardware in North America. Security hardware sales in North America were negatively impacted during the first quarter of 2000 by a line review at a major customer, which resulted in lost listings of TITAN(R) product. The effect of the lost TITAN listings are expected to be partially mitigated during the balance of 2000 by new listings gained by the business in other product lines. Sales of security hardware in Europe for the first quarter of 2000 increased at a low single-digit rate over the corresponding period in 1999.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 9.6% in the first three months of 2000 compared to 12.0% in 1999. Segment profit as a percentage of sales in 2000 declined from the 1999 level as decreased profitability with respect to security hardware products more than offset profitability gains in plumbing products which stemmed from Six Sigma and other productivity initiatives, as well as higher margin new products. The decreased profitability with respect to security hardware products stemmed from the impacts of lower sales volumes in North America, including manufacturing inefficiencies and overhead absorption issues associated with lower production volumes.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

                                              For the Three Months Ended
--------------------------------------------------------------------------------
                                      April 2, 2000                April 4, 1999
--------------------------------------------------------------------------------
Sales to unaffiliated customers              $136.3                       $126.0
Segment profit                                 23.4                         20.9
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 8% in the first quarter of 2000 over the 1999 level, due, in part, to strong results with automotive and industrial customers in North America and to strong growth in Asia.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 16.6% in the first quarter of 1999 to 17.2% in 2000 as a result of productivity initiatives and the leveraging of selling, general, and administrative expenses over a higher sales base.

FINANCIAL CONDITION
Operating activities used cash of $18.5 million for the three months ended April 2, 2000, compared to $4.8 million of cash used for the corresponding period in 1999. The higher cash usage was primarily a result of acceleration of the timing of certain types of payments from the second quarter during 1999 to the first quarter during 2000.
     The Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at April 2, 2000, improved in comparison to those days outstanding at the end of the first quarter of 1999. Inventory turns at April 2, 2000, however, decreased in comparison to the comparable period in 1999. The Corporation's goal is to increase inventory turns in 2000 and 2001.
     Investing activities for the three months ended April 2, 2000, used cash of $42.2 million compared to $16.2 million of cash used for the corresponding period in 1999. The increase in cash usage was primarily due to higher capital expenditures during the first quarter of 2000 compared to the corresponding period in 1999. Cash flow from investing activities was also impacted by a reduction in cash proceeds from disposal of assets during 2000. Partially offsetting the higher cash usage in 2000 was the Corporation's receipt of $25.0 million related to the True Temper recapitalization more fully described in Note 2 of Notes to Consolidated Financial Statements.
     Financing activities provided cash of $45.1 million for the three-month period ended April 2, 2000, compared to cash provided of $66.8 million during the first three months of 1999. The decrease in cash provided is primarily the result of higher cash expenditures for stock repurchases during the first quarter of 2000. During the three months ended April 2, 2000, the Corporation repurchased 2,441,000 shares of its common stock at an aggregate cost of $91.4 million. During the same period in 1999, the Corporation repurchased 610,900 shares of its common stock at an aggregate cost of $32.1 million.
     Future share repurchases are anticipated, in part to reduce the dilutive effect of stock issuances under various stock-based employee benefit plans. At April 2, 2000, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 3,009,595 shares of its common stock.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the three months ended April 2, 2000, the Corporation had negative free cash flow of $84.0 million compared to negative free cash flow of $21.9 million for the corresponding period in 1999.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 57% at April 2, 2000, compared to 52% at December 31, 1999. Average debt maturity was 5.4 years at April 2, 2000, compared to 6.2 years at December 31, 1999.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1999 and 2000 and scheduled for introduction in the remainder of 2000; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning plan described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999; the degree of working capital investment required to meet customer service levels; economic uncertainty in Asia and Latin America; sluggish economic conditions in Europe; and continuation of economic growth in North America.
     In addition to the foregoing, the Corporation's ability to realize the anticipated benefits of the restructuring actions undertaken in 1998 and 1999 is dependent upon current market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, under the caption "Hedging Activities", and in Item 8 of that report in Notes 1 and 10 of Notes to Consolidated Financial Statements, and is incorporated by reference herein.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of April 2, 2000, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation. Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2000 Annual Meeting of Stockholders was held on April 25, 2000, for the election of directors, to consider and approve an amendment to The Black & Decker 1996 Stock Option Plan, and to ratify the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 2000. A total of 74,417,207 of the 85,890,443 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                                                Number of Shares
                                          Number of Shares          AUTHORITY
         Directors                            VOTED FOR              WITHHELD
--------------------------------------------------------------------------------

         Nolan D. Archibald                  73,915,207               502,000
         Norman R. Augustine                 73,930,730               486,477
         Barbara L. Bowles                   73,896,560               520,647
         Malcolm Candlish                    73,930,441               486,766
         Alonzo G. Decker, Jr.               73,905,292               511,915
         Manuel A. Fernandez                 73,936,706               480,501
         Anthony Luiso                       73,930,734               486,473
         Mark H. Willes                      73,926,772               490,435

     (2) Approved an amendment to The Black & Decker 1996 Stock Option Plan by an affirmative vote of 60,697,536; votes against ratification were 4,593,327; abstentions were 392,245; and broker non-votes were 8,734,099.

     (3) Ratified the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 2000 by an affirmative vote of 74,090,090; votes against ratification were 84,218; and abstentions were 242,899.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                     Description

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

On January 27, 2000, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on January 27, 2000, the Corporation had reported its earnings for the three and twelve months ended December 31, 1999.

The Corporation did not file any other reports on Form 8-K during the three-month period ended April 2, 2000.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE BLACK & DECKER CORPORATION

                                            By    /s/ MICHAEL D. MANGAN
                                                  ----------------------------
                                                     Michael D. Mangan
                                                     Senior Vice President and
                                                     Chief Financial Officer




                                            Principal Accounting Officer

                                            By    /s/ CHRISTINA M. McMULLEN
                                                  ----------------------------
                                                     Christina M. McMullen
                                                     Vice President and
                                                     Corporate Controller





Date: May 16, 2000