Form 10-Q
period 2000-07-02
BLACK & DECKER CORP
filed 2000-08-16
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    July 2, 2000
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
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

The  number  of  shares  of  Common  Stock  outstanding  as of July 28, 2000:
83,292,285
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                  July 2, 2000
                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Six Months Ended July 2, 2000
       and July 4, 1999                                                       3

    Consolidated Balance Sheet
       July 2, 2000 (Unaudited) and December 31, 1999                         4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Six Months Ended July 2, 2000 and July 4, 1999                 5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Six Months Ended July 2, 2000 and July 4, 1999                 6

    Notes to Consolidated Financial Statements (Unaudited)                    7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk           22


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    23

Item 2. Changes in Securities and Use of Proceeds                            24

Item 6. Exhibits and Reports on Form 8-K                                     24


SIGNATURES                                                                   25

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------
                                             Three Months Ended                  Six Months Ended
                                        July 2, 2000   July 4, 1999         July 2, 2000  July 4, 1999
-------------------------------------------------------------------------------------------------------
Sales                                       $1,126.4       $1,084.2             $2,164.0      $2,062.7
   Cost of goods sold                          699.7          671.2              1,374.3       1,299.4
   Selling, general, and
     administrative expenses                   284.1          285.9                555.6         557.8
   Gain on sale of business                        -              -                 20.1             -
-------------------------------------------------------------------------------------------------------
Operating Income                               142.6          127.1                254.2         205.5
   Interest expense (net of
     interest income)                           25.4           22.5                 49.2          44.7
   Other income (expense)                        1.4            (.7)                 1.0            .8
-------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                   118.6          103.9                206.0         161.6
   Income taxes                                 35.6           33.2                 62.8          51.7
-------------------------------------------------------------------------------------------------------
Net Earnings                                $   83.0       $   70.7             $  143.2      $  109.9
=======================================================================================================


Net Earnings Per Common
   Share-- Basic                            $    .98       $    .81             $   1.68      $   1.26
=======================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)             84.7           87.0                 85.4          87.1
=======================================================================================================


Net Earnings Per Common
   Share-- Assuming Dilution                $    .97       $    .80             $   1.66      $   1.24
=======================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)             85.3           88.4                 86.1          88.5
=======================================================================================================


Dividends Per Common Share                  $    .12       $    .12             $    .24      $    .24
=======================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)
-------------------------------------------------------------------------------------
                                                 July 2, 2000
                                                  (Unaudited)      December 31, 1999
-------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                            $  127.8               $  147.3
Trade receivables                                       788.8                  823.2
Inventories                                             818.1                  751.0
Other current assets                                    188.0                  189.9
-------------------------------------------------------------------------------------
   Total Current Assets                               1,922.7                1,911.4
-------------------------------------------------------------------------------------
Property, Plant, and Equipment                          740.0                  739.6
Goodwill                                                721.2                  743.4
Other Assets                                            612.5                  618.3
-------------------------------------------------------------------------------------
                                                     $3,996.4               $4,012.7
=====================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                $  337.8               $  183.2
Current maturities of long-term debt                    249.0                  213.2
Trade accounts payable                                  382.5                  367.3
Other accrued liabilities                               704.1                  809.0
-------------------------------------------------------------------------------------
   Total Current Liabilities                          1,673.4                1,572.7
-------------------------------------------------------------------------------------
Long-Term Debt                                          806.9                  847.1
Deferred Income Taxes                                   241.7                  243.8
Postretirement Benefits                                 243.0                  246.3
Other Long-Term Liabilities                             299.7                  301.7
Stockholders' Equity
Common stock, par value $.50 per share                   41.7                   43.6
Capital in excess of par value                          697.5                  843.3
Retained earnings                                       144.8                   21.9
Accumulated other comprehensive income (loss)          (152.3)                (107.7)
-------------------------------------------------------------------------------------
   Total Stockholders' Equity                           731.7                  801.1
-------------------------------------------------------------------------------------
                                                     $3,996.4               $4,012.7
=====================================================================================

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
                                            Common        Par    Excess of    Earnings     prehensive  Stockholders'
                                            Shares      Value    Par Value   (Deficit)  Income (Loss)         Equity
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998            87,498,424      $43.7       $871.4     $(236.6)       $(104.5)        $574.0
Comprehensive income:
   Net earnings                                 --         --           --       109.9             --          109.9
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (14.5)         (14.5)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --         --           --       109.9          (14.5)          95.4
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --           --       (20.9)            --          (20.9)
Purchase and retirement of
   common stock                           (790,900)       (.4)       (41.3)         --             --          (41.7)
Common stock issued under
   employee benefit plans                  270,858         .2          9.5          --             --            9.7
---------------------------------------------------------------------------------------------------------------------
Balance at July 4, 1999                 86,978,382      $43.5       $839.6     $(147.6)       $(119.0)        $616.5
=====================================================================================================================

Balance at December 31, 1999            87,190,240      $43.6       $843.3     $  21.9        $(107.7)        $801.1
Comprehensive income:
   Net earnings                                 --         --           --       143.2             --          143.2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (44.6)         (44.6)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --         --           --       143.2          (44.6)          98.6
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --           --       (20.3)            --          (20.3)
Purchase and retirement of
   common stock (net of 186,250
   shares issued under forward
   purchase contracts)                  (3,904,750)      (2.0)      (150.0)         --             --         (152.0)
Common stock issued under
   employee benefit plans                  138,004         .1          4.2          --             --            4.3
---------------------------------------------------------------------------------------------------------------------
Balance at July 2, 2000                 83,423,494      $41.7       $697.5     $ 144.8        $(152.3)        $731.7
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
--------------------------------------------------------------------------------------------
                                                                   Six Months Ended
                                                           July 2, 2000        July 4, 1999
--------------------------------------------------------------------------------------------
Operating Activities
Net earnings                                                     $143.2              $109.9
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Gain on sale of business                                       (20.1)                  -
   Non-cash charges and credits:
     Depreciation and amortization                                 83.4                80.6
     Other                                                         (2.0)               (2.2)
   Changes in selected working capital items:
     Trade receivables                                             14.8               (26.1)
     Inventories                                                  (87.9)             (188.7)
     Trade accounts payable                                        25.3                56.4
   Restructuring spending                                          (7.6)              (14.7)
   Changes in other assets and liabilities                        (67.4)              (63.9)
--------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                             81.7               (48.7)
--------------------------------------------------------------------------------------------
Investing Activities
Proceeds from sale of business                                     25.0                   -
Purchase of business                                               (7.8)                  -
Proceeds from disposal of assets                                    3.3                19.0
Capital expenditures                                             (105.0)              (67.9)
Cash inflow from hedging activities                               113.1               406.6
Cash outflow from hedging activities                             (113.5)             (378.4)
--------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                            (84.9)              (20.7)
--------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                           (3.2)              (69.4)
Financing Activities
Net increase in short-term borrowings                             158.3               239.2
Payments on long-term debt                                         (3.9)              (63.9)
Purchase of common stock                                         (152.0)              (41.7)
Issuance of common stock                                            6.9                 6.5
Cash dividends                                                    (20.3)              (20.9)
--------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                            (11.0)              119.2
Effect of exchange rate changes on cash                            (5.3)               (3.0)
--------------------------------------------------------------------------------------------
(Decrease) Increase In Cash And Cash Equivalents                  (19.5)               46.8
Cash and cash equivalents at beginning of period                  147.3                87.9
--------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                       $127.8              $134.7
============================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and six-month periods ended July 2, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
     Certain amounts presented for the six months ended July 4, 1999, have been reclassified to conform with the 2000 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended July 2, 2000, and July 4, 1999, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended July 2, 2000, and July 4, 1999, was $38.6 million and $77.1 million, respectively.
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 2000. Early adoption of SFAS No. 133 is permitted as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings. The Corporation has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

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

NOTE 3: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

------------------------------------------------------------------------------------------
                                                  July 2, 2000          December 31, 1999
------------------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process                    $194.2                     $171.3
   Finished products                                     626.9                      584.5
------------------------------------------------------------------------------------------
                                                         821.1                      755.8
Excess of FIFO cost over LIFO inventory value             (3.0)                      (4.8)
------------------------------------------------------------------------------------------
                                                        $818.1                     $751.0
==========================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

------------------------------------------------------------------------------------------
                                                  July 2, 2000          December 31, 1999
------------------------------------------------------------------------------------------
Goodwill                                              $1,291.6                   $1,301.3
Less accumulated amortization                            570.4                      557.9
------------------------------------------------------------------------------------------
                                                      $  721.2                   $  743.4
==========================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $595.4 million and $435.4 million were included in the Consolidated Balance Sheet at July 2, 2000, and December 31, 1999, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

-------------------------------------------------------------------------------------------------
                                Three Months Ended                        Six Months Ended
                         July 2, 2000     July 4, 1999             July 2, 2000     July 4, 1999
-------------------------------------------------------------------------------------------------
Interest expense                $36.0            $29.7                    $71.1            $59.9
Interest (income)               (10.6)            (7.2)                   (21.9)           (15.2)
-------------------------------------------------------------------------------------------------
                                $25.4            $22.5                    $49.2            $44.7
=================================================================================================

Note 7: Business Segments
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

                                               Reportable Business Segments
                                    --------------------------------------------------
                                          Power      Hardware     Fastening                 Currency      Corporate,
                                        Tools &        & Home    & Assembly              Translation    Adjustments,
Three Months Ended July 2, 2000     Accessories   Improvement       Systems      Total    Adjustment  & Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $  802.8        $215.7        $131.4   $1,149.9       $(23.5)          $    -       $1,126.4
Segment profit (loss) (for
   Consolidated, operating income)        103.5          27.6          23.0      154.1         (1.2)           (10.3)         142.6
Depreciation and amortization              21.7           9.1           4.3       35.1          (.6)             6.6           41.1
Capital expenditures                       24.4           7.8           6.4       38.6          (.5)              .3           38.4

Three Months Ended July 4, 1999
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $  742.2        $209.1        $127.3   $1,078.6       $  5.6           $    -       $1,084.2
Segment profit (loss) (for
   Consolidated, operating income)         84.8          28.0          21.8      134.6           .3             (7.8)         127.1
Depreciation and amortization              20.5           8.4           3.8       32.7           .2              6.8           39.7
Capital expenditures                       22.9           9.4           5.5       37.8            -               .1           37.9


Six Months Ended July 2, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $1,508.8        $420.5        $267.7   $2,197.0       $(33.0)          $    -       $2,164.0
Segment profit (loss) (for Consoli-
   dated, operating income before
   gain on sale of business)              158.9          47.2          46.4      252.5         (2.4)           (16.0)         234.1
Depreciation and amortization              43.4          19.1           8.3       70.8          (.7)            13.3           83.4
Capital expenditures                       76.6          15.1          13.4      105.1          (.6)              .5          105.0

Six Months Ended July 4, 1999
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $1,367.8        $417.9        $253.3   $2,039.0       $ 23.7           $    -       $2,062.7
Segment profit (loss) (for
   Consolidated, operating income)        123.2          53.0          42.7      218.9          1.9            (15.3)         205.5
Depreciation and amortization              41.2          17.1           7.7       66.0           .6             14.0           80.6
Capital expenditures                       42.2          16.4           8.6       67.2           .5               .2           67.9


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

     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes the gain on sale of business. For certain operations located in Brazil, Mexico, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or nonrecurring nature in consolidation  rather than  reflect such items in segment  profit.  In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the Corporation's various segments in a later period.
     The reconciliation of segment profit to the Corporation's earnings before income taxes for each period, in millions of dollars, is as follows:

------------------------------------------------------------------------------------------------
                                                  Three Months Ended          Six Months Ended
                                                 July 2,      July 4,        July 2,     July 4,
                                                    2000         1999           2000        1999
------------------------------------------------------------------------------------------------
Segment profit for total reportable
    business segments                             $154.1       $134.6         $252.5      $218.9

Items excluded from segment profit:

    Adjustment of budgeted foreign
       exchange rates to actual rates               (1.2)          .3           (2.4)        1.9

    Depreciation of Corporate property
       and amortization of goodwill                 (6.6)        (6.8)         (13.3)      (14.0)

    Adjustment to businesses'
       postretirement benefit expenses
       booked in consolidation                       8.7          8.4           18.2        16.6

    Adjustment to eliminate net interest and
       non-operating expenses from results
       of certain operations in Brazil,
       Mexico, Venezuela, and Turkey                  .1           .6             .2         1.1

    Other adjustments booked in consolidation
       directly related to reportable
       business segments                            (5.7)          .1          (12.7)       (3.6)

Amounts allocated to businesses in arriving
    at segment profit in excess of
    (less than) Corporate center operating
    expenses, eliminations, and other
    amounts identified above                        (6.8)       (10.1)          (8.4)      (15.4)
------------------------------------------------------------------------------------------------
Operating income before gain on sale
    of business                                    142.6        127.1          234.1       205.5

Gain on sale of business                               -            -           20.1           -
------------------------------------------------------------------------------------------------
    Operating Income                               142.6        127.1          254.2       205.5
Interest expense, net of interest income            25.4         22.5           49.2        44.7
Other income (expense)                               1.4          (.7)           1.0          .8
-------------------------------------------------------------------------------------------------
    Earnings before income taxes                  $118.6       $103.9         $206.0      $161.6
=================================================================================================

NOTE 8: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                  Six Months Ended
(Amounts in Millions Except Per Share Data)        July 2, 2000     July 4, 1999      July 2, 2000    July 4, 1999
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings                                           $83.0            $70.7            $143.2          $109.9
===================================================================================================================
Denominator:
   Average number of common shares outstanding
     for basic earnings per share                          84.7             87.0              85.4            87.1

   Employee stock options and stock issuable
     under employee benefit plans                            .6              1.4                .7             1.4
-------------------------------------------------------------------------------------------------------------------
   Average number of common shares outstanding
     for diluted earnings per share                        85.3             88.4              86.1            88.5
===================================================================================================================
Basic earnings per share                                  $ .98            $ .81            $ 1.68          $ 1.26
===================================================================================================================
Diluted earnings per share                                $ .97            $ .80            $ 1.66          $ 1.24
===================================================================================================================

     As of July 2, 2000, approximately 7.3 million options to purchase shares of common stock, with a weighted-average exercise price of $40.80, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the three months ended July 2, 2000.

NOTE 9: STOCKHOLDERS' EQUITY
As more fully discussed in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, the Corporation has entered into two agreements (the "Agreements") under which the Corporation may enter into forward purchase contracts on its common stock. The Agreements provide the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract").
     During the six months ended July 2, 2000, quarterly settlements occurred on standard forward purchase contracts with respect to 819,303 shares of the Corporation's common stock, resulting in a net issuance of 892 shares of common stock. In addition, settlements occurred during the first half of 2000 on capped forward contracts with respect to 1,300,000 shares of the Corporation's common stock, resulting in a net issuance of 185,358 shares of its common stock. At each settlement date, the Corporation elected net share settlement.

     At July 2,  2000,  standard  forward  purchase  contracts  with  respect to
497,567 shares of the Corporation's common stock, with a weighted-average forward price of $40.99 per share, were outstanding under the Agreements. These contracts mature in November 2001. Additionally, capped forward contracts with respect to 650,000 shares of the Corporation's common stock, with a weighted-average strike price of $36.72 per share and a weighted-average cap price of $43.16 per share, were outstanding under the Agreements. These contracts settle in the third quarter of 2000.
     During the six months ended July 2, 2000, the Corporation repurchased 4,091,000 shares of its common stock at an aggregate cost of $152.0 million. During the comparable period in 1999, the Corporation repurchased 790,900 shares of its common stock at an aggregate cost of $41.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $83.0 million or $.97 per share on a diluted basis for the three months ended July 2, 2000, compared to net earnings of $70.7 million or $.80 per share on a diluted basis for the three months ended July 4, 1999. Earnings per diluted share for the second quarter of 2000 increased by 21% over the corresponding period in 1999, reflecting improved operating performance, a lower tax rate, and lower average outstanding shares of the Corporation's common stock due to a stock repurchase program.
    For the six months ended July 2, 2000, the Corporation reported net earnings of $143.2 million or $1.66 per share on a diluted basis. As more fully described in Note 2 of Notes to Consolidated Financial Statements, earnings for the six-month period ended July 2, 2000, included a pre-tax gain of $20.1 million ($13.1 million net of tax, or $.15 per share on a diluted basis) related to the 1998 recapitalization of True Temper Sports. Excluding this nonrecurring gain, net earnings for the six-month period ended July 2, 2000, would have been $130.1 million or $1.51 per share on a diluted basis, compared to net earnings of $109.9 million or $1.24 per share on a diluted basis for the corresponding period of 1999.
    In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

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

     A summary of activity during the six-month period ended July 2, 2000, in the restructuring element of the Corporation's strategic repositioning plan is as follows (in millions of dollars):

                                                             Utilization of Reserve
                                           Reserve at       ------------------------           Reserve at
                                    December 31, 1999        Cash           Non-Cash         July 2, 2000
----------------------------------------------------------------------------------------------------------
Severance benefits and cost of
   voluntary retirement program                 $18.7       $(6.2)             $  --                $12.5
Other charges                                     3.7        (1.4)               (.6)                 1.7
----------------------------------------------------------------------------------------------------------
Total                                           $22.4       $(7.6)             $ (.6)               $14.2
==========================================================================================================

     The Corporation remains committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs and eliminate excess capacity. The Corporation currently anticipates recognizing an additional restructuring charge, expected to approximate $25 million, later in 2000.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended July 2, 2000, and July 4, 1999:

                                 ANALYSIS OF CHANGES IN SALES
----------------------------------------------------------------------------------------------------------
                                          Three Months Ended                       Six Months Ended
(Dollars in Millions)             July 2, 2000       July 4, 1999        July 2, 2000       July 4, 1999
----------------------------------------------------------------------------------------------------------
Total sales                           $1,126.4          $1,084.2             $2,164.0           $2,062.7
Unit volume - existing (a)                   8 %               8 %                  9 %               10 %
            - disposed (b)                   --%             (12)%                  --%              (13)%
Price                                       (1)%              (1)%                 (1)%               (1)%
Currency                                    (3)%              (2)%                 (3)%               (1)%
----------------------------------------------------------------------------------------------------------
Change in total sales                        4 %              (7)%                  5 %               (5)%
==========================================================================================================

(a) Represents change in unit volume for businesses where period-to-period comparability exists.
(b) Represents change in unit volume for businesses that were included in prior year results but were sold or recapitalized in 1998.

     Total consolidated sales for the three and six months ended July 2, 2000, increased by 4% and 5%, respectively, over the corresponding 1999 levels, as unit volume growth more than offset negative pricing and currency effects. Total unit volume increased 8% and 9% during the three- and six-month periods ended July 2, 2000, respectively, over the corresponding periods in 1999. Pricing actions had a 1% negative effect on sales for both the three and six months ended July 2, 2000, as compared to the corresponding periods in 1999. The negative effects of a stronger United States dollar compared to other foreign currencies caused a 3% decrease in the Corporation's consolidated sales over the prior year's levels for both the three- and six-month periods ended July 2, 2000.

EARNINGS
Operating income for the three months ended July 2, 2000, was $142.6 million, or 12.7% of sales, compared to operating income of $127.1 million, or 11.7% of sales, for the corresponding period in 1999. Operating income for the six months ended July 2, 2000, of $254.2 million included a gain on sale of business of $20.1 million recognized in the first quarter. Excluding the gain on sale of business, operating income for the first six months of 2000 was $234.1 million, or 10.8% of sales, compared to operating income of $205.5 million, or 10.0% of sales, for the first six months of 1999.
     Gross margin as a percentage of sales was 37.9% and 38.1% for the three-month periods ended July 2, 2000, and July 4, 1999, respectively, and was 36.5% and 37.0% for the six-month periods ended July 2, 2000, and July 4, 1999, respectively. While the results of the Corporation's Six Sigma and other productivity initiatives and restructuring actions positively impacted gross margin during the three and six months ended July 2, 2000, certain negative factors offset that favorability. Those negative factors included: (i) pricing actions taken, in response to both customer and competitive pressures; and (ii) currency-related cost pressures that resulted from stronger currencies in countries in which certain products are manufactured relative to currencies of countries in which those products are sold, particularly in the three months ended July 2, 2000. Those currency-related cost pressures have been partially mitigated by the hedge program more fully described in Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, under the caption "Hedging Activities".
     Selling, general, and administrative expenses as a percentage of sales improved from 26.4% for the quarter ended July 4, 1999, to 25.2% for the quarter ended July 2, 2000. For the six months ended July 2, 2000, selling, general, and administrative expenses as a percentage of sales was 25.7%, reflecting an improvement from the prior year level of 27.0%. The improvement for 2000 was the result of cost containment efforts, as the Corporation leveraged slightly lower selling, general, and administrative expenses during the three- and six-month periods ended July 2, 2000, over a higher sales base.
     Net interest expense (interest expense less interest income) for the three months ended July 2, 2000, was $25.4 million compared to net interest expense of $22.5 million for the three months ended July 4, 1999. Net interest expense was $49.2 million for the six months ended July 2, 2000, compared to net interest expense of $44.7 million for the corresponding period of 1999. The higher level of net interest expense in the three and six months ended July 2, 2000, as compared to the corresponding periods in 1999, was primarily the result of higher interest rates partially offset by lower average borrowing levels during 2000.

     The Corporation recognized income tax expense of $35.6 million on pre-tax earnings of $118.6 million, which equates to a reported tax rate of 30%, for the second quarter of 2000. The Corporation recognized income tax expense of $33.2 million on pre-tax earnings of $103.9 million, which equates to a reported tax rate of 32%, for the second quarter of 1999. For the six months ended July 2, 2000, the Corporation recognized income tax expense of $62.8 million on pre-tax earnings of $206.0 million, which equates to an effective tax rate of 30.5%. Excluding the income tax expense of $7.0 million recognized on the $20.1 million gain on sale of business, the Corporation's effective tax rate would have been 30% for the six months ended July 2, 2000. Thiscompares to income tax expense of $51.7 million on pre-tax earnings of $161.6 million, which equates to an effective tax rate of 32%, for the six months ended July 4, 1999. The decrease in the effective tax rate from 32% in 1999 to 30% (excluding the gain on sale of business) in 2000 is a result of anticipated higher earnings in lower tax rate jurisdictions outside the United States during 2000 as compared to 1999.
     The Corporation reported net earnings of $83.0 million, or $.97 per share on a diluted basis, for the three months ended July 2, 2000, compared to net earnings of $70.7 million, or $.80 per share on a diluted basis, for the three months ended July 4, 1999. The Corporation reported net earnings of $143.2 million, or $1.66 per share on a diluted basis, for the six months ended July 2, 2000. Excluding the after-tax gain on sale of business of $13.1 million recognized in the first quarter of 2000, net earnings were $130.1 million, or $1.51 per diluted share, for the six months ended July 2, 2000, compared to net earnings of $109.9 million, or $1.24 per share on a diluted basis, for the comparable period of 1999. In addition to the impact of the operational improvements and lower effective tax rate previously described, earnings per share for the three and six months ended July 2, 2000, also benefited from lower shares outstanding as a result of a stock repurchase program.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------
                                         Three Months Ended                    Six Months Ended
                                   July 2, 2000     July 4, 1999        July 2, 2000     July 4, 1999
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $802.8           $742.2            $1,508.8         $1,367.8
Segment profit                            103.5             84.8               158.9            123.2
------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2000 increased 8% over the 1999 level. During the second quarter of 2000, sales of power tools and accessories in North America increased at a low double-digit rate over the comparable quarter in 1999. Sales in North America during the second quarter of 2000 benefited from double-digit rates of growth in sales of professional power tools, outdoor products, and cleaning and lighting products. Sales of accessories and consumer power tools in North America in the quarter ended July 2, 2000, grew at mid single-digit rates over the corresponding period in 1999 as lower sales to one major retailer, due to its decision to reduce the business's products offered in its stores, were more than offset by gains at other key customers.
     Sales in Europe increased by 1% in the second quarter of 2000 over the corresponding period in 1999. Sales of professional power tools in Europe increased at a low double-digit rate during the second quarter of 2000 due to expansion of the DEWALT(R) professional power tool line across Europe, while sales of home and outdoor products increased slightly during the quarter. That growth was partially offset by a mid single-digit decline in sales of consumer power tools as competition by low priced imports had an adverse effect on the business. In addition, sales in

Europe were impacted by a slight decline in sales of accessories in the second quarter of 2000 from the 1999 level.
     Sales in other geographic areas increased at a double-digit rate in the second quarter of 2000 over the 1999 levels, driven by strong sales growth of both professional and consumer tools in Mexico, Central America, and South America.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first half of 2000 increased 10% over the 1999 level. Sales of power tool products in North America benefited from double-digit rates of growth in sales of DEWALT professional power tools, outdoor products, and home products. In addition, sales of accessories and consumer power tools in North America during the six months ended July 2, 2000, increased at mid single-digit rates over the 1999 level.
     Sales in Europe during the first half of 2000 increased at a mid single-digit rate over the 1999 level as double-digit growth in professional power tools and outdoor products was partially offset by sales declines in consumer power tools.
     Sales in other geographic areas increased at a double-digit rate in the first half of 2000 from the 1999 levels. This sales growth was driven by strong results in Mexico, Central America, and South America.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.9% and 10.5% for the three- and six-month periods ended July 2, 2000, respectively, compared to 11.4% and 9.0%, for the three- and six-month periods ended July 4, 1999, respectively. The leveraging of selling, general and administrative costs over a higher sales base drove this improvement, more than offsetting lower gross margin. Gross margin as a percentage of sales declined in the three- and six-month periods ended July 2, 2000, compared to the corresponding periods in 1999, as a result of pricing actions, currency pressures in Europe, and inventory management initiatives.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------
                                         Three Months Ended                    Six Months Ended
                                   July 2, 2000     July 4, 1999        July 2, 2000     July 4, 1999
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $215.7           $209.1              $420.5           $417.9
Segment profit                             27.6             28.0                47.2             53.0
------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased by 3% for the three months ended July 2, 2000, over the 1999 level. Sales of plumbing products in North America increased at a double-digit rate in the second quarter of 2000 over the corresponding period in 1999. That increase was partially offset by a 1% decrease in sales of security hardware in North America and Europe in the second quarter of 2000 from the corresponding period in 1999. During the first quarter of 2000, a line review at a major customer in North America resulted in lost listings of TITAN(R) product. During the quarter ended

July 2, 2000, the effect of the lost TITAN listings was substantially offset by gains in North America in other retail channels.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased by 1% for the six months ended July 2, 2000, over the 1999 level, due principally to a double-digit rate of growth in sales of plumbing products in North America. That growth was partially offset by decreased sales of security hardware in North America. Security hardware sales in North America were negatively impacted during the first half of 2000 by the lost listings of TITAN product previously described. The effect of the lost TITAN listings was partially mitigated in the second quarter of 2000 and is expected to be partially mitigated during the balance of 2000 by new listings gained by the business in other product lines. Sales of security hardware in Europe for the first half of 2000 approximated the prior year's level.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 12.8% and 11.2% for the three and six months ended July 2, 2000, respectively, compared to 13.4% and 12.7% for the three and six months ended July 4, 1999, respectively. Segment profit as a percentage of sales in both the three and six months ended July 2, 2000, declined from the 1999 levels due to decreased profitability with respect to security hardware products resulting from the impact of lower sales volumes in North America. The decrease in profitability in security hardware products was partially offset by profitability gains in plumbing products, which stemmed from Six Sigma and other productivity initiatives, as well as higher margin new products.


Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------
                                         Three Months Ended                    Six Months Ended
                                   July 2, 2000     July 4, 1999        July 2, 2000     July 4, 1999
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $131.4           $127.3              $267.7           $253.3
Segment profit                             23.0             21.8                46.4             42.7
------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 3% for the three-month period ended July 2, 2000, over the 1999 level, due, in part, to strong sales to industrial customers in North America and to strong growth in Asia. For the three months ended July 2, 2000, that growth was partially offset by lower sales in the North American automotive sector and in Europe. Sales increased by 6% for the six months ended July 2, 2000, over the 1999 level. This increase was driven by strong sales in the North American industrial sector and strong sales growth in Asia. Sales for both the three- and six-month periods ended July 2, 2000, benefited slightly from sales of a fastening business in South America, acquired late in 1999.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 17.5% for the three months ended July 2, 2000, compared to 17.1% for the corresponding periodin 1999. Segment profit as a percentage of sales was 17.3% for the six months ended July 2, 2000, compared to 16.9% for the comparable period last year. The increase in profitability in

2000 stems from Six Sigma and other productivity initiatives, as well as higher margin new products.

Financial Condition
Operating activities provided cash of $81.7 million for the six months ended July 2, 2000, compared to $48.7 million of cash used for the corresponding period in 1999. The increase in cash generation during the six months ended July 2, 2000, was primarily driven by decreased investment in inventories in 2000. During the six months ended July 4, 1999, the Corporation had increased inventory levels significantly over the 1998 year-end level to improve service levels. Cash flow from operating activities for the six months ended July 2, 2000, also benefited from the timing of certain interest and tax payments.
     The Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. For the six months ended July 2, 2000, both of these metrics improved slightly over the corresponding period of 1999.
     Investing activities for the six months ended July 2, 2000, used cash of $84.9 million compared to $20.7 million of cash used for the corresponding period in 1999. The increase in cash usage during 2000 was partially driven from higher capital expenditures during the first half of 2000 compared to the corresponding period in 1999. In addition, the Corporation had a net cash outflow from hedging activities for the first half of 2000, compared to a net cash inflow from hedging activities for the first half of 1999. The main contributor to the net cash inflow from hedging activities during 1999 was the maturities of certain interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies. Cash flow from investing activities was also impacted by lower cash proceeds from disposal of assets during 2000 than in the comparable period in 1999. Partially offsetting the higher cash usage in 2000 was the Corporation's receipt of $25.0 million related to the True Temper recapitalization more fully described in Note 2 of Notes to Consolidated Financial Statements.
     Investing activities for the six months ended July 2, 2000, included a $7.8 million payment related to the purchase of Momentum Laser. Momentum Laser, purchased by the Power Tools and Accessories segment in June 2000, develops and sells laser levels for use on commercial and residential job sites. The results of Momentum Laser, included in the consolidated financial statements from the date of acquisition, were not material. Under the terms of the purchase agreement, additional purchase consideration of up to $7.0 million and $15.0 million, respectively, may be payable based on the income of Momentum Laser in the first and second years following the acquisition.
     Financing activities used cash of $11.0 million for the six-month period ended July 2, 2000, compared to cash provided of $119.2 million during the first six months of 1999. The decrease in cash from financing activities principally resulted from higher cash expenditures for stock repurchases during the first half of 2000. During the six months ended July 2, 2000, the Corporation repurchased 4,091,000 shares of its common stock at an aggregate cost of $152.0 million. During the same period in 1999, the Corporation repurchased 790,900 shares of its common stock at an aggregate cost of $41.7 million. Cash from financing activities was also impacted by lower borrowing activity during the six months ended July 2, 2000, compared to the corresponding period in 1999.

     Future share repurchases are anticipated, in part to reduce the dilutive effect of stock issuances under various stock-based employee benefit plans. At July 2, 2000, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 3,359,595 shares of its common stock.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure employed by the financial community, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the six months ended July 2, 2000, the Corporation had negative free cash flow of $20.0 million compared to negative free cash flow of $97.6 million for the corresponding period in 1999.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 57% at July 2, 2000, compared to 52% at December 31, 1999. Average debt maturity was 5.2 years at July 2, 2000, compared to 6.2 years at December 31, 1999.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: market acceptance of the new products introduced in 1999 and 2000 and scheduled for introduction in the remainder of 2000; the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products; the ability of the Corporation and its suppliers to meet scheduled timetables of new product introductions; unforeseen competitive pressure or other difficulties in maintaining mutually beneficial relationships with key distributors or penetrating new channels of distribution; adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles; delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated by the strategic repositioning plan described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999; the degree of working capital investment required to meet customer service levels; economic uncertainty in Asia and Latin America; sluggish economic conditions in Europe; and economic slowing in North America.
     In addition to the foregoing, the Corporation's ability to realize the anticipated benefits of the restructuring actions undertaken in 1998 and 1999 is dependent upon market conditions, as well as the timing and effectiveness of the relocation or consolidation of production and administrative processes. The ability to realize the benefits inherent in the balance of the restructuring actions is dependent on the selection and implementation of economically viable projects in addition to the restructuring actions taken to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, under the caption "Hedging Activities", and in Item 8 of that report in Notes 1 and 10 of Notes to Consolidated Financial Statements, and is incorporated by reference herein.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the cost involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, an assessment is made as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if the Corporation has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total cost of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of July 2, 2000, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation. Management is of the opinion that the amounts accrued for awards or assessments in connection with the environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Settlements of standard forward contracts and capped forward purchase contracts resulted in the net issuance of 892 shares and 185,358 shares of common stock, respectively, during the six months ended July 2, 2000. The shares were issued to an investment banking firm in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. Reference is made to Note 9 of Notes to Consolidated Financial Statements included in Item 1 of Part I of this report for additional information on these contracts.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                         Description

      3                    Bylaws of the Corporation, as amended.

     12                    Computation of Ratios.

     27                    Financial Data Schedule.

On April 10, 2000, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had established budgeted rates of exchange for 2000 and, accordingly, had updated segment data for prior periods to reflect the translation of segment assets and elements of segment profit at the budgeted rates of exchange for 2000.

On April 20, 2000, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on April 20, 2000, the Corporation had reported its earnings for the three months ended April 2, 2000.

The Corporation did not file any other reports on Form 8-K during the three-month period ended July 2, 2000.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE BLACK & DECKER CORPORATION

                                            By    /s/ MICHAEL D. MANGAN
                                                  ---------------------
                                                      Michael D. Mangan
                                                      Senior Vice President and
                                                      Chief Financial Officer




                                            Principal Accounting Officer

                                            By    /s/ CHRISTINA M. MCMULLEN
                                                  -------------------------
                                                      Christina M. McMullen
                                                      Vice President and
                                                      Controller




Date: August 16, 2000