Form 10-K405
period 2000-12-31
BLACK & DECKER CORP
filed 2001-02-23
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE FISCAL YEAR ENDED            COMMISSION FILE NUMBER

            December 31, 2000                        1-1553
--------------------------------------------------------------------------------


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                   52-0248090
--------------------------------------------------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification Number)


       Towson, Maryland                                    21286
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:       410-716-3900
--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
--------------------------------------------------------------------------------
  Common Stock,                                   New York Stock Exchange
  par value $.50 per share                        Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 26, 2001, was $3,360,843,959.

The number of shares of Common Stock outstanding as of January 26, 2001, was 80,740,996.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS

(a)  General Development of Business
The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a leading global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
     The Corporation is one of the world's leading producers of power tools, power tool accessories, and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The Corporation is a major global supplier of engineered fastening and assembly systems. The Corporation is one of the leading producers of faucets in North
America. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.

(b)  Financial Information About Business Segments
The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and professional power tools and accessories, electric lawn and garden tools, electric cleaning and lighting products, and product service; Hardware and Home Improvement, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of
Part II of this report.

(c)  Narrative Description of the Business
The following is a brief description of each of the Corporation's reportable business segments.

POWER TOOLS AND ACCESSORIES
The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and professional power tools and accessories, outdoor products (composed of electric lawn and garden tools), and electric cleaning and lighting products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside of the United States and Canada; and for sales of the retained portion of the household products business, which is principally in Europe and Brazil. Power tools include both corded and cordless electric power tools, such as drills, screwdrivers, saws, sanders, grinders, and laser levels; Workmate(R) project centers and related products; air compressors; and bench and stationary machinery. Accessories include accessories and attachments for power tools. Outdoor products include a variety of both corded and cordless electric lawn and garden tools, such as hedge and yard (string) trimmers, lawn mowers, edgers, blower/vacuums, power sprayers, and related lawn and garden accessories. Electric cleaning and lighting products include cordless upright and hand-held vacuums, flexible flashlights, and wet scrubbers.
     Power tools, electric lawn and garden tools, electric cleaning and lighting products, and related accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks and trade names, including, without limitation, DEWALT; ELU; EMGLO; VERSAPAK; CUT SAW; PIVOT DRIVER; XRT; XRP; SANDSTORM; WORKMATE; FIRESTORM; MOUSE; RTX; QUANTUM PRO; SCRUGUN; HOLGUN; WILDCAT; MOMENTUM; QUATTRO; ALLIGATOR; POWERFILE; TWISTLOK; VERSA-CLUTCH; YELLOW AND BLACK COLOR SCHEME; ORANGE AND BLACK COLOR SCHEME; TOOL FINDER; GIFT FINDER; TOOL SCHOOL; GROOM `N' EDGE; AFS AUTOMATIC FEED SPOOL; VAC `N' MULCH; MASTERVAC; LEAFBUSTER; STRIMMER; REFLEX; HEDGE HOG; GRASS HOG; LEAF HOG; EDGE HOG; LAWN HOG; LOG HOG; DUSTBUSTER; SCUMBUSTER; FLOORBUSTER; SNAKELIGHT; SPOTLITER; SAFELITER; SERIES 20; SERIES 40; SERIES 60; B&D; PIRANHA; ROCK CARBIDE; BULLET; PILOT POINT; SCORPION ANTI-SLIP; MAGNETIC DRILL AND DRIVE SYSTEM; RAPID LOAD; and TOUGH CASE.
     The composition of the Corporation's sales by product groups for 2000, 1999, and 1998 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2000, 1999, or 1998.
     The Corporation's product service program supports its power tools, electric lawn and garden tools, and electric cleaning and lighting products. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2000, there were approximately 130 such service centers, of which roughly two-thirds were located in the United States. The remainders were located around the world, primarily in Canada, Asia and Europe. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, electric lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.

     Most of the Corporation's consumer power tools, electric lawn and garden tools, and electric cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation's professional power tools sold in the United States carry a one-year warranty with similar provisions. Products sold outside of the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.
     The Corporation's product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, electric lawn and garden tools, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2000, 1999, and 1998. For additional information regarding sales to The Home Depot, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
     The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are plastics, aluminum, copper, steel, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in the form of wire, sheet, bar, and strip stock.
     The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2000, the amount of product under commodity hedges was not material to the Corporation.
     As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in China. In addition, the Corporation carries on manufacturing operations in that country. China has been granted permanent Normal Trade Relations (NTR) status contingent upon its acceptance into the World Trade Organization (WTO), and currently there are no significant trade restrictions or tariffs imposed on products from China. The Corporation has investigated alternate sources of supply and production arrangements in case the NTR status is not maintained. Alternative sources of supply are available, or can be developed, for many of these products, and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's NTR status is not maintained or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Power Tool and Accessories segment over the long term. However, the Corporation believes that, in the event that China's NTR status is not maintained or significant trade restrictions or tariffs are imposed, the impact would likely have a significant negative effect on the operating results of the Power Tool and Accessories segment, and therefore the Corporation, over the short term. For purposes of evaluating the impact on the operating results of the Power Tools and Accessories segment in the event that China's NTR status is not maintained or that significant trade restrictions or tariffs are imposed, the Corporation defines the long term as an estimated period of time in excess of 18 to 24 months from inception of such action and the short term as an estimated period of time from inception of such action extending for the next 18 to 24 months.
     Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses in the United States are located in Fayetteville, North Carolina; Fort Mill, South Carolina; and Easton, Maryland. The principal distribution facility in the United States, other than those located at the manufacturing facilities listed above, is located in Rancho Cucamonga, California.
     Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses outside of the United States are located in Buchlberg, Germany; Perugia, Italy; Spennymoor and Rotherham, England; Mexicali and Reynosa, Mexico; Uberaba, Brazil; and Suzhou, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution  center  in  Tongeren,  Belgium,  and a  facility  in  Northampton,
England.
     For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The Corporation holds various patents and licenses on many of its products and processes in the Power Tools and Accessories segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
     The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.

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

HARDWARE AND HOME IMPROVEMENT
The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products, and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and commercial door locksets, including high-security and electronic locks and locking devices; door closers, hinges and exit devices; and master keying systems. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath accessories, and replacement parts.
     Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET; KWIKSET PLUS; TITAN; TITAN COMMERCIAL SERIES; ACCESSONE; LOCKMINDER; NIGHTSIGHT; SOCIETY BRASS COLLECTION; BLACK & DECKER; BLACK & DECKER PLUS; GEO; DOM; DIAMANT; ELS; NEMEF; and CORBIN CO. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; BLACK & DECKER; CONTEMPRA; PFOREVER WARRANTY; PFILTER PFAUCET; TWISTPFIT; JOB PACK; GENESIS; CARMEL; TRIBECA; PARISA; GEORGETOWN; SAVANNAH; EUROSTYLE; and MATCHMAKERS.
     The  composition  of the  Corporation's  sales by product  groups for 2000,
1999, and 1998 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2000, 1999, or 1998.
     Most of the Corporation's security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation's plumbing products sold in the United States carry a lifetime warranty with respect to function and finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.
     The Corporation's product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2000, 1999, and 1998. For additional information regarding sales to The Home Depot, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of
Part II of this report.
     The  principal  materials  used in the  manufacturing  of  products  in the
Hardware and Home Improvement segment are plastics, aluminum, steel, brass, zamak, and ceramics.
     The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2000, the amount of product under commodity hedges was not material to the Corporation.
     As a global marketer and manufacturer, the Corporation purchases materials and supplies from suppliers in many different countries around the world. Certain of the finished products and component parts are purchased from suppliers that have manufacturing operations in China. As previously noted, China has been granted permanent NTR status contingent upon its acceptance into the WTO, and currently there are no significant trade restrictions or tariffs imposed on products from China. The Corporation has investigated alternate sources of supply and production arrangements in case the NTR status is not maintained. Alternative sources of supply are available, or can be developed, for many of these products, and alternative production arrangements can be made available at certain of the Corporation's other manufacturing facilities. The Corporation believes that, although there could be some disruption in the supply of certain of these finished products and component parts if China's NTR status is not maintained, or if significant trade restrictions or tariffs are imposed, the impact would not have a material adverse effect on the operating results of the Hardware and Home Improvement segment.
     Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Pacoima, California; Denison, Texas; Waynesboro, Georgia; and Bristow, Oklahoma.
     Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Bruhl, Germany; Mexicali, Mexico; and Apeldoorn, Netherlands.
     For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The Corporation holds various patents and licenses on many of its products and processes in the Hardware and Home Improvement segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
     The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
     A significant portion of the Corporation's sales in the Hardware and Home Improvement segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature, but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
     The Corporation is one of the world's leading producers of residential security hardware and is one of the leading producers of faucets in North America. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

FASTENING AND ASSEMBLY SYSTEMS
     The Corporation's Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding and assembly systems, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners,  and  self-piercing  riveting  systems.  The  fastening  and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART FASTENING TEKNOLOGIES; EMHART; DODGE; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; NPR; PARKER-KALON; POP; POP-LOK; POWERLINK; T-RIVET; ULTRA-GRIP; TUCKER; WARREN; DRIL-KWIK; JACK NUT; KALEI; PLASTIFAST; PLASTI-KWICK; POPMATIC; POPNUT; POP-SERT; SWAGEFORM; WELDFAST; SWS; SPLITFAST; NUT-FAST; WELL-NUT; F-SERIES; MENTOR; POINT & SET; PARS; and ULTRASERT.
     The  composition  of the  Corporation's  sales by product  groups for 2000,
1999, and 1998 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2000, 1999, or 1998.
     The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide.
     Products are marketed directly to customers and also through distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. Except for sales to automotive manufacturers, which historically schedule plant shutdowns during July and August of each year, there is little seasonal variation.
     The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, it is not materially dependent upon such patents or license rights with respect to its operations.
     Principal manufacturing facilities of the Fastening and Assembly Systems segment in the United States are located in Danbury, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Mt. Clemens, Michigan. Principal facilities outside of the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see
Item 2, "Properties."

     The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; plastics; and rubber. These materials are readily available from a number of suppliers.

OTHER INFORMATION
The Corporation's product development program for the Power Tools and Accessories segment is coordinated from the Corporation's headquarters in Towson, Maryland, in the United States and from Slough, England, outside of the United States. Additionally, product development activities are performed at facilities in Hampstead, Maryland, in the United States; Rotherham and Spennymoor, England; Brockville, Canada; Perugia, Italy; and Buchlberg and Idstein, Germany.
     Product  development  activities  for the  Hardware  and  Home  Improvement segment are performed at facilities in Pacoima, California; and Apeldoorn, Netherlands.
     Product development activities for the Fastening and Assembly Systems segment are currently performed at various product or business group headquarters or at principal manufacturing locations as previously noted.
     Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
     As of December 31, 2000, the Corporation employed approximately 23,600 persons in its operations worldwide. Approximately 1,200 employees in the United States are covered by collective bargaining agreements. During 2000, one collective bargaining agreement in the United States was negotiated without material disruption to operations. Two agreements are scheduled for negotiation during 2001. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good.
     The Corporation's operations worldwide are subject to certain foreign, federal, state, and local environmental laws and regulations. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for the discharge of pollutants and the disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 2000, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 24 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
     To minimize the Corporation's potential liability with respect to the sites, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. As of December 31, 2000, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $25.9 million. The Corporation does not believe that its liability with respect to any individual site will exceed $10.0 million. In the opinion of management, the Corporation's liability with respect to these sites has been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation.

(d)  Financial Information About Geographic Areas
Reference is made to Note 16 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Information", included in Item 8 of
Part II of this report.

(e)  Executive Officers and Other Senior Officers of the Corporation
The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

o  Nolan D. Archibald - 57
   Chairman, President, and Chief Executive Officer,
      January 1990 - present.

o  Paul A. Gustafson - 58
   Executive Vice President of the Corporation and President - Fastening and Assembly Systems Group,
      December 1996 - present;
   Group Vice President and President - Emhart Fastening Teknologies,
      July 1996 - December 1996;
   President - Emhart Fastening Teknologies,
      April 1990 - July 1996.

o  Paul F. McBride - 44
   Executive Vice President of the Corporation and President - Power Tools and Accessories Group,
      April 1999 - present;
   Vice President - General Electric Company, GE Silicones,
      January 1998 - April 1999;
   President - GE Plastics Asia Pacific,
      August 1997 - January 1998;
   General Manager - GE Cycolac Resin,
      October 1995 - July 1997.

o  Charles E. Fenton - 52
   Senior Vice President and General Counsel,
      December 1996 - present;
   Vice President and General Counsel,
      May 1989 - December 1996.

o  Barbara B. Lucas - 55
   Senior Vice President - Public Affairs and Corporate Secretary,
      December 1996 - present;
   Vice President - Public Affairs and Corporate Secretary,
      July 1985 - December 1996.

o  Michael D. Mangan - 44
   Senior Vice President and Chief Financial Officer,
      January 2000 - present;
   Vice President - Investor Relations,
      November 1999 - January 2000;
   Executive Vice President and Chief Financial Officer -
      The Ryland Group, Inc.,
      November 1994 - September 1999.

o  Leonard A. Strom - 55
   Senior Vice President - Human Resources,
      December 1996 - present;
   Vice President - Human Resources,
      May 1986 - December 1996.

o  Ian Carter - 39
   Vice President of the Corporation and President - Europe,
      Power Tools and Accessories Group,
      July 2000 - present;
   Vice President and General Manager - European Professional Power Tools,
      Power Tools and Accessories Group,
      December 1999 - June 2000;
   Director - Low & Bonar PLC,
      August 1998 - December 1999;
   President - General Electric Company,  Specialty Chemicals,
      July 1995 - July 1998.

o  Les H. Ireland - 36
   Vice President of the Corporation and Vice President and General
      Manager - DEWALT Professional Power Tools, North America,
      Power Tools and Accessories Group,
      January 2001 - present;
   Vice President of the Corporation and President - Accessories,
      Power Tools and Accessories Group,
      September 2000 - January 2001;
   President - Price Pfister,
      Hardware and Home Improvement Group,
      March 1999 - September 2000;
   Vice President - Sales, Price Pfister,
      Hardware and Home Improvement Group,
      November 1998 - March 1999;
   Vice President - Sales, Industrial Construction Division,
      North American Power Tools,
      Power Tools and Accessories Group,
      October 1996 - November 1998;
   Director - Service Operations,
      Hardware and Home Improvement Group,
      October 1994 - October 1996.

o  Thomas D. Koos - 37
   Vice President of the Corporation and President -
      Black & Decker Consumer Products,
      Power Tools and Accessories Group,
      January 2001 - present;
   Vice President of the Corporation and President -
      North American Consumer Power Tools,
      Power Tools and Accessories Group,
      December 2000 - January 2001;
   President - North American Consumer Power Tools,
      Power Tools and Accessories Group,
      April 2000 - December 2000;
   Vice President - Business Development,
      Power Tools and Accessories Group,
      August 1999 - April 2000;
   President - Goody Products, Division of Newell Rubbermaid Corporation,
      January 1998 - August 1999;
   President - Bernzomatic, Division of Newell Rubbermaid Corporation,
      January 1997 - January 1998;
   Vice President -  Merchandising,  EZPaintr,
      Division of Newell  Corporation,
      April 1995 - January 1997.

o  Christina M. McMullen - 45
   Vice President and Controller,
      April 2000 - present;
   Controller,
      January 2000 - April 2000;
   Assistant Controller,
      April 1993 - January 2000.

o  Christopher T. Metz - 35
   Vice President of the Corporation and President -
      North American Hardware and Home Improvement,
      Hardware and Home Improvement Group,
      January 2001 - present;
   Vice President of the Corporation and President - Kwikset,
      Hardware and Home Improvement Group,
      July 1999 - January 2001;
   President - Kwikset,
      Hardware and Home Improvement Group,
      June 1999 - July 1999;
   Vice President and General Manager - European Professional
      Power Tools and Accessories, Power Tools and Accessories Group, August 1996 - May 1999;
   Director  -  North  American   Professional  Power  Tools,
      Power  Tools  and Accessories Group, July 1995 - July 1996.

o  Stephen F. Reeves - 41
   Vice President of the Corporation and Vice President - Finance,
      Power Tools and Accessories Group,
      April 2000 - present;
   Vice President - Finance and Strategic Planning,
      January 2000 - April 2000;
   Vice President and Controller,
      September 1996 - January 2000;
   Controller, May 1994 - September 1996.

o  Mark M. Rothleitner - 42
   Vice President - Investor Relations and Treasurer,
      January 2000 - present;
   Vice President and Treasurer,
      March 1997 - January 2000;
   Treasurer - Dresser Industries, Inc.,
      December 1996 - March 1997;
   Assistant Treasurer, International,
      June 1994 - December 1996.

o  Edward J. Scanlon - 46
   Vice President of the Corporation and President - Commercial Operations,
      Power Tools and Accessories Group,
      May 1999 - present;
   Vice President of the Corporation and Vice President and General
      Manager - The Home Depot Division, Power Tools and Accessories Group, December 1997 - May 1999;
   Senior Vice President of Sales - North American Power Tools and Accessories,
      Power Tools and Accessories Group,
      August 1995 - December 1997.

o  John W. Schiech - 42
   Vice President of the Corporation and President - DEWALT Professional
      Products, Power Tools and Accessories Group,
      January 2001 - present;
   Vice President of the Corporation and President -
      North American Professional Power Tools,
      Power Tools and Accessories Group,
      May 1999 - January 2001;
   Vice President of the Corporation and Vice President and General
      Manager - North American Professional
      Power Tools, Power Tools and Accessories Group,
      December 1997 - May 1999;
   Vice President and General Manager - North American Professional Power Tools,
      Power Tools and Accessories Group,
      October 1995 - December 1997.

(f)  Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the
Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
     By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

o The strength of the retail economies in various parts of the world, primarily in the United States and Europe; and to a lesser extent in Latin America, including Mexico and Central America; Canada; and Asia, including Australia and New Zealand. The Corporation's business is subject to economic conditions in its major markets, including recession, inflation, general weakness in retail, automotive, and housing markets, and changes in consumer purchasing power.

o Unforeseen difficulty in maintaining mutually beneficial relationships with key customers or penetrating new channels of distribution. The Corporation has a number of significant customers, including one customer that constituted in excess of 10% of the Corporation's consolidated sales. The loss of any of these significant customers or a material negative change in the Corporation's relationships with these significant customers could have an adverse effect on the Corporation's business. The Corporation's inability to continue penetrating new channels of distribution may have a negative impact on the Corporation's future sales and business.

o Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels.

o Market acceptance of the new products introduced in 2000 and scheduled for introduction in 2001, as well as the level of sales generated from these new products relative to expectations, based on the existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products.

o The Corporation's continuing ability to develop and introduce new products at favorable margins.

o Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles.

o Increased competition and changes in consumer preferences or loyalties.

o The impact of price reductions taken by the Corporation in response to customer and competitive pressures as well as price reductions taken in order to drive demand that may not result in anticipated sales levels.

o Inability to achieve projected levels of efficiencies and cost reduction measures.

o Delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated.

o The impact on foreign operations by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business, and other political, economic, and regulatory risks and difficulties. In addition, as more fully described in Item 1 of Part I of this report, the impact on the Corporation in the event that China's NTR status is not maintained.

o The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in the Corporation's filings with the Securities and Exchange Commission.

o The Corporation's ability to generate sufficient cash flows to support capital expansion, business acquisition plans, and the share repurchase program, and to fund general operating activities.

o Inability of the Corporation to obtain necessary financing at favorable interest rates.

o The ability of certain subsidiaries of the Corporation to maintain their capacity to generate future discounted cash flows sufficient to support the recorded amounts of goodwill related to such subsidiaries.

o Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations), and environmental laws, in both domestic and foreign jurisdictions.

o Interest rate fluctuations and other capital market conditions.

o Adverse weather conditions, which could reduce demand for the Corporation's products.

     The foregoing list is not exhaustive. There can be no assurance that all factors affecting the Corporation have been correctly identified above and appropriately assessed or that the publicly available and other information with respect to these matters is complete and correct.

ITEM 2. PROPERTIES

The Corporation operates 40 manufacturing facilities around the world, including 19 located outside of the United States in 9 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(c) of Part I of this report.
     The Corporation owns most of its facilities with the exception of the following major leased facilities:
     In the United States: Mt. Clemens, Michigan; and Towson, Maryland.
     Outside of the United States: Rotherham, England; Tongeren, Belgium; and Mexicali, Mexico.
     Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant that is located on leased land in Suzhou, China.
     The Corporation's average utilization rate for its manufacturing facilities for 2000 was in the range of 75% to 85%. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
     Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     As previously noted under Item 1(c) of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
     In the opinion of management, amounts accrued for awards or assessments in connection with environmental matters and litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, the ultimate resolution of these matters will not have a material adverse effect on the Corporation. As of December 31, 2000, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and litigation and administrative proceedings that could have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information
The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.
     The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:
--------------------------------------------------------------------------------
Quarter                                          2000                       1999
--------------------------------------------------------------------------------

January to March                $52-3/8   to $29-3/4       $60-1/16 to $47-5/8
April to June                   $43-15/16 to $34           $64-1/8  to $52-23/32
July to September               $42-9/16  to $33-3/8       $64-5/8  to $45-5/16
October to December             $40-3/8   to $27-9/16      $52-1/4  to $41
--------------------------------------------------------------------------------

(b)  Holders of the Corporation's Capital Stock
As of January 26, 2001, there were 16,646 holders of record of the Corporation's Common Stock.

(c)  Dividends
The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facility does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
     Quarterly dividends per common share for the most recent two years are as follows:
--------------------------------------------------------------------------------
Quarter                                                          2000       1999
--------------------------------------------------------------------------------

January to March                                                 $.12       $.12
April to June                                                     .12        .12
July to September                                                 .12        .12
October to December                                               .12        .12
--------------------------------------------------------------------------------
                                                                 $.48       $.48
================================================================================
Common Stock:
150,000,000 shares authorized,  $.50 par value, 80,343,094 and 87,190,240 shares outstanding as of December 31, 2000 and 1999, respectively.

Preferred Stock:
5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2000 and 1999.

(d) Changes in Securities and Use of Proceeds
Settlement of forward purchase contracts resulted in the net issuance of 350,928 shares of common stock during 2000. The shares were issued to an investment banking firm in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. Reference is made to Note 13 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(e)  Annual Meeting of Stockholders
The 2001 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 25, 2001, at 9:00 a.m. at the Sheraton Baltimore North, 903 Dulaney Valley Road, Towson, Maryland 21204.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars Except Per Share Data)                     2000(a)      1999         1998(b)       1997         1996(c)
----------------------------------------------------------------------------------------------------------------------------
Sales                                                       $4,560.8     $4,520.5     $4,559.9      $4,940.5     $4,914.4
Earnings (loss) from continuing operations                     282.0        300.3       (754.8)        227.2        159.2
Earnings from discontinued operations (d)                         --           --           --            --         70.4
Net earnings (loss)                                            282.0        300.3       (754.8)        227.2        229.6
Net earnings (loss) per common share - basic:
   Continuing operations                                        3.37         3.45        (8.22)         2.40         1.69
   Discontinued operations                                        --           --           --            --          .79
Net earnings (loss) per common share - basic                    3.37         3.45        (8.22)         2.40         2.48
Net earnings (loss) per common share - assuming dilution:
   Continuing operations                                        3.34         3.40        (8.22)         2.35         1.66
   Discontinued operations                                        --           --           --            --          .73
Net earnings (loss) per common share - assuming dilution        3.34         3.40        (8.22)         2.35         2.39
Total assets                                                 4,089.7      4,012.7      3,852.5       5,360.7      5,153.5
Long-term debt                                                 798.5        847.1      1,148.9       1,623.7      1,415.8
Redeemable preferred stock of a subsidiary                     188.0           --           --          42.3         44.8
Cash dividends per common share                                  .48          .48          .48           .48          .48
----------------------------------------------------------------------------------------------------------------------------

(a)Earnings from continuing operations for 2000 include a restructuring charge of $39.1 million before taxes ($27.6 million after taxes) and a gain on sale of business of $20.1 million ($13.1 million after tax).
(b)Earnings from continuing operations for 1998 include a restructuring charge of $164.7 million before taxes ($117.3 million after taxes), a gain on the sale of businesses of $114.5 million before taxes ($16.5 million after taxes), and a write-off of goodwill of $900.0 million.
(c)Earnings from continuing operations for 1996 include a restructuring charge of $91.3 million before taxes ($74.8 million after taxes) and a $10.6 million reduction in income tax expense as a result of the reversal of a portion of the Corporation's deferred tax asset valuation allowance.
(d)Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued PRC segment. The earnings of the discontinued PRC segment do not reflect any charge for interest allocated to that segment by the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Corporation reported net earnings of $282.0 million, or $3.34 per share on a diluted basis, for the year ended December 31, 2000, compared to net earnings of $300.3 million, or $3.40 per share on a diluted basis, for the year ended December 31, 1999.
     Net earnings for the year ended December 31, 2000, included a pre-tax restructuring charge of $39.1 million ($27.6 million net of tax) and a pre-tax gain of $20.1 million ($13.1 million net of tax) related to the 1998 recapitalization of True Temper Sports. Excluding the impact of both that restructuring charge and that gain, net earnings for the year ended December 31, 2000, would have been $296.5 million, or $3.51 per share on a diluted basis, compared to net earnings of $300.3 million, or $3.40 per share on a diluted basis, for the year ended December 31, 1999.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

Sales
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2000, 1999, and 1998.
--------------------------------------------------------------------------------
                                                For the Year Ended December 31,
                                                --------------------------------
(Dollars in millions)                               2000       1999       1998
--------------------------------------------------------------------------------
Total sales                                     $4,560.8   $4,520.5   $4,559.9
--------------------------------------------------------------------------------
Unit volume - existing (a)                             6%        10%         2%
Unit volume - disposed (b)                            --         (8)%       (8)%
Price                                                 (2)%       (1)%       (1)%
Currency                                              (3)%       (2)%       (1)%
--------------------------------------------------------------------------------
Change in total sales                                  1%        (1)%       (8)%
================================================================================
(a)Represents change in unit volume for businesses where year-to-year comparability exists.
(b)Represents change in unit volume for businesses that were included in prior years results but were sold or recapitalized in 1998.

     Total consolidated sales for the year ended December 31, 2000, were $4,560.8 million, which represented a 1% increase over 1999 sales of $4,520.5 million. The negative effects of a stronger United States dollar compared to other foreign currencies caused a 3% decrease in the Corporation's consolidated sales during 2000 compared to the prior year. Pricing actions had a 2% negative effect on sales for the year ended December 31, 2000, compared to the 1999 level. Those pricing actions were taken in response to customer and competitive pressures. Growth in unit volume during 2000 caused a 6% increase in consolidated sales over the prior year level.
     Total consolidated sales for the first nine months of 2000 increased by 4% over the corresponding period in 1999, as higher unit volume for the 2000 period increased sales by 8% and the negative effects of pricing actions and currency decreased sales by 1% and 3%, respectively. The Corporation experienced a 6% decline in sales in the fourth quarter of 2000 from the corresponding quarter in 1999, reflecting a substantial slowdown in the United States economy as well as actions taken by certain of the Corporation's major customers to reduce inventory levels. For the fourth quarter of 2000, unit volume approximated the prior year's level, while the negative effects of pricing actions and a stronger United States dollar decreased consolidated sales by 2% and 4%, respectively, from the level experienced in the fourth quarter of 1999. The Corporation anticipates that the impact of the economic slowdown in the United States will continue to negatively impact the Corporation's sales in 2001.
     Total consolidated sales for the year ended December 31, 1999, were $4,520.5 million, which represented a 1% decrease from 1998 sales of $4,559.9 million. Unit volume growth in existing businesses was offset by unit volume declines associated with the divested household products, recreational products, and glass container-forming and inspection equipment businesses. The negative effects of a stronger United States dollar compared to other foreign currencies caused a 2% decrease in the Corporation's consolidated sales during 1999 compared to the prior year. Pricing actions, taken in response to competitive pressures and as a result of volume-related price reductions associated with higher unit volumes in the North American power tools and accessories business, had a 1% negative effect on sales for the year ended December 31, 1999, compared to the 1998 level.

Earnings
The Corporation reported consolidated operating income of $503.3 million on sales of $4,560.8 million in 2000 compared to consolidated operating income of $536.3 million on sales of $4,520.5 million in 1999 and to a consolidated operating loss of $466.2 million on sales of $4,559.9 million in 1998.
     Consolidated operating income for 2000 included a pre-tax restructuring charge of $39.1 million and a pre-tax gain of $20.1 million related to the 1998 recapitalization of True Temper Sports. The consolidated operating loss experienced in 1998 included a pre-tax restructuring charge of $164.7 million, a pre-tax gain on sale of businesses of $114.5, and a write-off of goodwill in the amount of $900.0 million. Excluding these unusual items, consolidated operating income as a percentage of sales would have been 11.5% in 2000, 11.9% in 1999, and 10.6% in 1998.
     As more fully described under the caption "Strategic Repositioning and 2000 Restructuring Actions," operating results for the years ended December 31, 1999 and 1998, included $15.0 million and $44.4 million, respectively, of restructuring-related expenses. Restructuring-related expenses during 2000 were not significant. Excluding the effects of these restructuring-related expenses in 1999 and 1998 and, excluding the unusual items described in the preceding paragraph, operating income as a percentage of sales would have been 11.5% in 2000, compared to 12.2% and 11.6% in 1999 and 1998, respectively.
     Consolidated gross margin as a percentage of sales for 2000 was 36.7% compared to 37.3% for 1999. While the results of the Corporation's Six Sigma and other productivity initiatives positively impacted gross margin in 2000, other negative factors offset that favorability. Those negative factors included: (i) pricing actions taken, in response to both customer and competitive pressures;
(ii) currency-related cost pressures that resulted from stronger currencies of countries in which certain products are manufactured relative to currencies of countries in which those products are sold; and (iii) unfavorable manufacturing overhead absorption as the Corporation curtailed production levels late in 2000 in response to lower sales and rising inventory levels. The currency-related cost pressures previously described have been partially mitigated by the hedge program more fully described under the caption "Hedging Activities."
     Consolidated gross margin as a percentage of sales for 1999 was 37.3% compared to 35.3% for 1998. The increase in gross margin during 1999 over 1998 primarily resulted from significantly lower restructuring-related expenses, cost benefits from restructuring actions taken, and Six Sigma and other productivity improvements, partially offset by excess capacity and product mix issues in the Kwikset business of the Hardware and Home Improvement segment and negative pricing actions.
     Consolidated selling, general, and administrative expenses as a percentage of sales were 25.2% for 2000 compared to 25.4% for 1999 and 24.7% for 1998. The decrease in selling, general, and administrative expenses as a percentage of sales in 2000 from 1999 resulted primarily from cost containment efforts as the Corporation leveraged marginally lower selling, general, and administrative expenses over a slightly higher sales base. The increase in selling, general, and administrative expenses as a percentage of sales in 1999 over 1998 resulted, in part, from increased promotional activities, particularly in the power tools and accessories businesses in North America, which increased the number of end-user specialists.
     Consolidated net interest expense (interest expense less interest income) was $104.2 million in 2000 compared to $95.8 million in 1999 and $114.4 million in 1998. The higher net interest expense for 2000 compared to 1999 was primarily the result of higher interest rates partially offset by lower average levels of net debt (total debt less cash and cash equivalents) during 2000. The lower net interest expense for 1999 compared to 1998 was primarily the result of lower average levels of net debt.
     Consolidated income tax expense of $122.6 million was recognized on the Corporation's pre-tax income of $404.6 million for 2000. Consolidated income tax expense of $141.0 million was recognized on the Corporation's pre-tax income of $441.3 million for 1999. Consolidated income tax expense of $166.5 million was recognized on the Corporation's pre-tax loss of $588.3 million for 1998. Excluding, for 2000, the income tax benefits of $11.5 million related to the pre-tax restructuring charge of $39.1 million and the income tax expense of $7.0 million related to the pre-tax gain on sale of business of $20.1 million and, for 1998, the income tax benefits of $47.4 million related to the pre-tax restructuring charge of $164.7 million, the income tax expense of $98.0 million recognized on the $114.5 million pre-tax gain on sale of businesses, and the non-deductible write-off of goodwill in the amount of $900.0 million, the Corporation's reported tax rate would have been 30% in 2000, compared to 32% in 1999 and 1998. The decrease in the effective tax rate (excluding the effects of the restructuring charge, gain on sale of businesses, and write-off of goodwill) from 32% in 1999 and 1998 to 30% in 2000 was a result of higher earnings in lower rate tax jurisdictions outside the United States. An analysis of taxes on earnings is included in Note 10 of Notes to Consolidated Financial Statements.
     The Corporation reported net earnings of $282.0 million, or per share earnings of $3.37 and $3.34 on a basic and a diluted basis, respectively, for the year ended December 31, 2000. Excluding the effects of the after-tax restructuring charge of $27.6 million and the after-tax gain on sale of business of $13.1 million in 2000, net earnings for 2000 would have been $296.5 million, or $3.54 and $3.51 on a basic and diluted basis, respectively, compared to net earnings for 1999 of $300.3 million, or per share earnings of $3.45 and $3.40 on a basic and diluted basis, respectively. In addition to the impact of the operational matters and lower effective tax rate previously described, earnings per share for 2000 also benefited from lower shares outstanding as a result of a stock repurchase program.
     The Corporation reported a net loss of $754.8 million, or $8.22 per share both on a basic and a diluted basis, for the year ended December 31, 1998, principally as a result of the goodwill write-off and restructuring and exit costs, less the gain on sale of businesses, recognized in 1998. Because the Corporation reported a net loss for the year ended December 31, 1998, the calculation of reported earnings per share on a diluted basis excludes the impact of stock options since their inclusion would be anti-dilutive - that is, decrease the per-share loss. For comparative purposes, however, the dilutive effect of these options has been included for the evaluation of the Corporation's performance that follows. Excluding the effects of the goodwill write-off of $900.0 million, after-tax restructuring and exit costs of $117.3 million, and the after-tax gain on sale of businesses of $16.5 million, net earnings for 1998 would have been $246.0 million or $2.63 per share on this diluted basis compared to net earnings of $300.3 million, or $3.40 per diluted share, for 1999.

Business Segments
As more fully described in Note 16 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments:
Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.
     Expenses  directly  related  to  reportable  business  segments  booked  in consolidation and, thus, excluded from segment profit for the reportable business segments were $14.4 million, $12.4 million, and $20.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. The $14.4 million of segment-related expenses excluded from segment profit in 2000 principally related to reserves established in consolidation for certain legal matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments and for the elimination of the Power Tools and Accessories segment's recognition of profit from a joint venture until such time as inventory purchased from that joint venture has been sold to external customers. The $12.4 million of segment-related expenses excluded from segment profit in 1999 primarily related to reserves established in consolidation for certain legal matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments. The $20.4 million of segment-related expenses excluded from segment profit in 1998 primarily consisted of unbudgeted
restructuring-related   expenses,  including
an $11.5 million write-down of cleaning and lighting inventory to net realizable value associated with the product line rationalization undertaken to integrate the retained cleaning and lighting business into the Power Tools and Accessories operations.
     As indicated above and in Note 16 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $39.1 million pre-tax restructuring charge recognized in 2000, $29.6 million related to businesses in the Power Tools and Accessories segment and $9.5 million related to businesses in the Hardware and Home Improvement segment.
     During 1999, the Corporation recognized $13.1 million of additional pre-tax restructuring and exit costs associated with restructuring of the Power Tools and Accessories segment, exiting certain small foreign entities in the Power Tools and Accessories and Hardware and Home Improvement segments, and the settlement of claims regarding a divested business. That $13.1 million charge was offset, however, by an $8.9 gain realized in 1999 on the sale of a Power Tools facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge and by the reversal during 1999 of $4.2 million of restructuring reserves established in 1998.
     Of the $164.7 million pre-tax charge taken in 1998 for restructuring and exit costs, $97.8 million related to businesses in the Power Tools and Accessories segment, $15.4 million related to the businesses in the Hardware and Home Improvement segment, $3.3 million related to businesses in the Fastening and Assembly Systems segment, and $17.1 million related to divested businesses. The balance of $31.1 million related principally to the $28.6 million charge for the voluntary retirement program for employees in the United States, including those of all three reportable business segments and of the Corporate center.

POWER TOOLS AND ACCESSORIES
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
For the Year Ended December 31,                      2000       1999       1998
--------------------------------------------------------------------------------

Sales to unaffiliated
   customers                                     $3,292.9   $3,135.4   $2,840.1
Segment profit                                      361.7      369.8      283.7
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during 2000 increased 5% over the 1999 level. Sales of power tools and accessories in North America increased at a mid-single-digit rate over the 1999 level. This growth in North America reflected mid-single-digit rates of growth in sales of both professional and consumer power tools augmented by low double-digit rates of growth in sales of outdoor products. That growth was partially offset by a slight decline in sales of accessories in North America during 2000.
     The growth in North American sales of power tools and accessories for the year ended December 31, 2000, was a result of a low double-digit rate of increase in sales in the first nine months of 2000, partially offset by a mid-single-digit rate of decrease in sales in the fourth quarter. That fourth quarter decrease resulted from a substantial slowdown in the United States economy as well as actions taken by certain major customers to reduce inventory levels. The accessories business in North America was most strongly impacted by these factors in the fourth quarter of 2000 as sales declined from the prior year's fourth quarter level by a percentage in the mid-teens.
     Sales in Europe increased at a low single-digit rate in 2000 over the 1999 level. Sales of professional power tools increased at a low double-digit rate over the prior year level due, in part, to the transition from the ELU(R)to the DEWALT(R)brand. Sales in Europe during 2000 also benefited from a mid-single-digit rate of increase in sales of outdoor products. However, those increases were partially offset by a mid-single-digit decline in sales of consumer power tools and a slight decline in sales of accessories during 2000 as the effects of intense competition from low-cost imports and a sluggish European economy adversely impacted the business.
     Sales in other geographic areas increased at a rate of growth in the mid-teens in 2000 over the 1999 levels, due principally to strong gains in South America, Central America, and Mexico.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.0% in 2000 compared to 11.8% in 1999. Benefits experienced in 2000 as a result of leveraging of selling, general, and administrative expenses over a higher sales base were more than offset by a number of negative factors, including the impacts of slowing economies in the United States and Europe, price reductions, currency-related cost pressures, and costs associated with the transition to a centralized distribution center in Europe.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during 1999 increased 10% over the 1998 level despite negative pricing actions taken in response to competitive pressures and as a result of volume-related price reductions. Sales of power tool products in North America benefited from double-digit rates of growth in sales of consumer and DEWALT professional power tools due, in part, to new product introductions. Sales of accessories in North America grew at a high single-digit rate during 1999 over the 1998 level.
     Sales in Europe during 1999 increased slightly over the 1998 level as solid growth in some countries was offset by weakness in Germany. Sales in other geographic areas during 1999 increased over the 1998 level, but that increase was mitigated by the impact of a currency devaluation in Brazil.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.8% in 1999 compared to 10.0% in 1998. Higher sales in 1999, coupled with improved gross margins resulting from restructuring benefits as well as Six Sigma and other productivity improvements, more than offset increased selling, general, and administrative expenses in 1999 to support investments in marketing, promotion, and technical staff.

HARDWARE AND HOME IMPROVEMENT
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
For the Year Ended December 31,                      2000       1999       1998
--------------------------------------------------------------------------------

Sales to unaffiliated customers                    $863.2     $857.7     $829.8
Segment profit                                      115.5      120.7      122.1
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Hardware and Home Improvement segment during 2000 increased 1% over the 1999 level. Sales of plumbing products increased at a high single-digit rate of growth in 2000, but that growth was substantially offset by lower sales of security hardware in North America due, in part, to lost listings of TITAN(R)product as a result of a line review by a major customer early in 2000 and to competition by low-cost imports in retail channels. Sales of security hardware in Europe during 2000 approximated the 1999 level.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined to 13.4% in 2000 from 14.1% in 1999 due, in part, to higher costs related to lower manufacturing levels and transitional cost issues at Kwikset that more than offset substantial improvements in profitability at Price Pfister.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment during 1999 increased 3% over the 1998 level as a mid-single-digit rate of increase in sales by Kwikset was mitigated by a low single-digit rate of increase in sales by Price Pfister and a slight decline in sales by the European security hardware businesses.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined from 14.7% in 1998 to 14.1% in 1999. This decrease in 1999 was driven by margin declines at Kwikset, which experienced excess capacity and product mix issues, and European security hardware but was partially offset by significant margin improvements at Price Pfister, stemming from Six Sigma and other productivity initiatives as well as higher-margin new products.

FASTENING AND ASSEMBLY SYSTEMS
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
For the Year Ended December 31,                      2000       1999       1998
--------------------------------------------------------------------------------

Sales to unaffiliated customers                    $518.0     $496.2     $461.7
Segment profit                                       86.0       82.7       75.3
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 4% in 2000 over the 1999 level due, in part, to the strength of industrial sales worldwide and of the automotive sector outside the United States.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 16.6% in 2000 approximated the 1999 level.
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment during 1999 were 7% higher than the 1998 level as strong sales to automotive customers in North America and Europe offset weakness in the European industrial sector.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 16.3% in 1998 to 16.7% in 1999.

Strategic Repositioning and 2000 Restructuring Actions
During 2000, the Corporation completed the final elements of its comprehensive strategic repositioning plan, recognizing a $20.1 million gain related to the 1998 recapitalization of True Temper Sports and recording an additional restructuring charge of $9.5 million. In reaction to the weakening economic conditions evident in late 2000, the Corporation took action to reduce costs and recorded an additional restructuring charge of $29.6 million, bringing the total restructuring charge recorded by the Corporation during 2000 to $39.1 million. For further details regarding the strategic repositioning plan and 2000 restructuring actions, see Note 19 of Notes to Consolidated Financial Statements.
     The first element of the strategic repositioning plan - designed to focus the Corporation on its strategic businesses - was completed in 1998 through the divestiture of non-strategic businesses: True Temper Sports, its recreational products business; Emhart Glass, its glass container-forming and inspection equipment business; and the household products businesses (other than certain assets associated with the Corporation's cleaning and lighting business) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia. The Corporation received proceeds of approximately $625 million, net of selling expenses and taxes paid, in 1998 for these businesses.
     In June 1998, the Corporation closed on the sale of its household products businesses in North America, Central America, the Caribbean, and South America (excluding Brazil). The household products business in Australia was sold earlier in 1998.
     In September 1998, the Corporation announced that it had closed on the sale of Emhart Glass. Also in September 1998, the Corporation completed the recapitalization of True Temper Sports. The Corporation retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million. In addition to cash proceeds included in the aggregate $625 million noted above, the Corporation received a senior, increasing-rate discount note, bearing interest at a variable rate, in an initial accreted amount of $25.0 million in connection with the recapitalization. Because True Temper Corporation was a highly leveraged entity and there was no active market for the note, the Corporation fully reserved the $25.0 million note at the time of the divestiture and continued to reserve the note through December 31, 1999. During 2000, the Corporation sold the note, together with its remaining interest in True Temper Corporation for $25.0 million and recognized a pre-tax gain of $20.1 million ($13.1 million after tax).
     The pre-tax gain on the sale of businesses of $114.5 million ($16.5 million net of tax) recognized by the Corporation during 1998 represented the gain on the divested Emhart Glass, True Temper Sports, and the household products businesses (excluding certain assets associated with the cleaning and lighting product lines) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia. That gain was net of an impairment loss of approximately $15 million recognized in June 1998 in connection with the then-anticipated exit from the household products business in Brazil. Due to a lack of response from qualified buyers, the Corporation ceased actively marketing its household products business in Brazil.
     Because True Temper Sports, Emhart Glass, and the household products businesses in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia were not treated as discontinued operations under generally accepted accounting principles, they remained a part of the Corporation's reported results from continuing operations until their sale. Proceeds from the divestitures of these businesses in 1998, net of selling expenses and taxes paid, of approximately $625 million were utilized in the repurchase of a portion of the Corporation's common stock and to fund the restructuring program described below.
     The second element of the strategic repositioning plan - the planned repurchase of approximately 10% of its common stock over a two-year period - was completed in 1999. During 1999, the Corporation repurchased 610,900 shares of its common stock at an aggregate cost of $32.1 million, bringing the total repurchased under this element of the strategic repositioning plan in both 1999 and 1998 to 9,636,300 shares at an aggregate cost of $496.4 million.
     By the close of 2000, the Corporation completed the third element of the strategic repositioning plan - a restructuring program undertaken to reduce fixed costs.
     As part of the  restructuring  program  undertaken  in 1998 and  1999,  the
Corporation  undertook  significant  change  in its  European  power  tools  and accessories businesses by consolidating distribution and transportation and centralizing finance, marketing, and support services. These changes in Europe were accompanied by investment in state-of-the-art information systems similar to the investments made in the North American business. In addition, the worldwide power tools and accessories business rationalized its manufacturing plant network, resulting in the closure of a number of manufacturing plants. The restructuring program also included actions to improve the cost position of other businesses.
     This restructuring program resulted in a pre-tax charge of $164.7 million during the year ended December 31, 1998 ($117.3 million after tax). Restructuring and exit costs recognized by the Corporation during 1998 were principally associated with severance benefits and voluntary retirement program costs, as well as the write-down to net realizable value of certain land, buildings, and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121.
     In connection with the restructuring component of the strategic repositioning plan, the Corporation recorded severance obligations when the liability became probable under its established severance policies or as provided statutorily or, when no policy or statutory provision existed or applied, based on when the benefits were communicated to affected employees. The timing of the charge was dictated based on the later of: (i) approval by management having the ultimate authority to approve the actions; (ii) resolution of contingencies affecting the feasibility of, or returns from, the project; or
(iii) if applicable, notification of affected employees.
     The severance component of the restructuring reserve established in 1998, as adjusted in 1999, is net of adjustments that occurred due to: (i) actual attrition factors that differed from those initially estimated; (ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and
(iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. None of the adjustments to the severance obligations recorded as part of the strategic repositioning plan was individually material.
     A summary of restructuring activity during 1998 is as follows (in millions of dollars):
--------------------------------------------------------------------------------
                                        Utilization of Reserve
                           Reserve As         During 1998            Reserve at
                          Established   ----------------------     December 31,
(Dollars in Millions)         in 1998       Cash      Non-Cash             1998
--------------------------------------------------------------------------------

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

     During 1999, the Corporation recognized $13.1 million of additional pre-tax restructuring and exit costs associated with restructuring of North American accessories and packaging operations and Latin American power tool operations, exiting certain small foreign entities, and the settlement of claims regarding a divested business. That $13.1 million charge was offset, however, by an $8.9 million gain realized in 1999 on the sale of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the charge and by the reversal of $4.2 million of severance accruals established as part of the 1998 charge, which will no longer be required.
     A summary of restructuring activity during 1999 is set forth below (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------
                                                            Reserves
                                                         Established
                                             Reserve at     in 1999,                    Utilization of Reserve     Reserve at
                                           December 31,  Net of Gain  Reversal of       ----------------------   December 31,
                                                   1998   Recognized     Reserves         Cash        Non-Cash           1999
------------------------------------------------------------------------------------------------------------------------------
Severance benefits                                $39.9        $ 4.4        $(4.2)      $(21.4)          $   -          $18.7
Write-down to net realizable value of
   certain land, buildings, and equipment             -         (4.2)           -            -             4.2              -
Other charges                                      10.9          4.0            -         (5.3)           (5.9)           3.7
------------------------------------------------------------------------------------------------------------------------------
Total                                             $50.8        $ 4.2        $(4.2)      $(26.7)          $(1.7)         $22.4
==============================================================================================================================

     In the preceding table, the negative $1.7 million of non-cash reserve usage in 1999 represents $7.2 million of non-cash reserve usage, including an additional $4.7 million write-down of property to its net realizable value, offset  by  the  $8.9  million  gain  on the  sale  of  the  facility  described previously.
     During 2000, the Corporation recorded a restructuring charge of $9.5 million to rationalize manufacturing in the Hardware and Home Improvement segment,  completing the  restructuring  element of the strategic  repositioning plan.
     Also during 2000, the Corporation took action to reduce costs in its Power Tools and Accessories segment and recorded an additional restructuring charge of $29.6 million, bringing the total restructuring charge recorded by the Corporation during 2000 to $39.1 million. As part of that cost reduction initiative,  certain  power  tools  production  in the  United  Kingdom  will be transferred to lower-cost manufacturing facilities in China, including the facilities of one of the Corporation's joint ventures. In addition, the cost reduction initiative includes reductions in administrative functions, principally in Europe, and the integration of the Accessories business in North America, previously operated on a relatively stand-alone basis, into the professional and consumer power tools businesses in North America.
     A summary of restructuring activity during 2000 is set forth below (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------
                                                          Reserve at      Reserves      Utilization of Reserve     Reserve at
                                                        December 31,   Established      ----------------------   December 31,
                                                                1999       in 2000         Cash      Non-Cash            2000
------------------------------------------------------------------------------------------------------------------------------

Severance benefits                                             $18.7         $21.4       $(10.4)       $    -           $29.7
Write-down to net realizable value of
   certain land, buildings, and equipment                          -          13.9            -         (13.9)             -
Other charges                                                    3.7           3.8         (2.2)          (.9)            4.4
------------------------------------------------------------------------------------------------------------------------------
Total                                                          $22.4         $39.1       $(12.6)       $(14.8)          $34.1
==============================================================================================================================

     In addition to the restructuring and exit costs recognized as part of the strategic repositioning plan, the Corporation also recognized related expenses, incremental to the cost of the restructuring plans being implemented, that do not qualify as restructuring or exit costs under generally accepted accounting principles ("restructuring-related expenses"). Restructuring-related expenses for 2000 were not significant. Operating results for the years ended December 31, 1999 and 1998, included $15.0 million and $44.4 million, respectively, of restructuring-related expenses. Included in the $44.4 million of restructuring-related expenses recognized in 1998 were $11.5 million of inventory write-downs associated with products in the retained cleaning and lighting business that were being discontinued.
     Incremental benefits realized during 2000 from the restructuring element of the strategic repositioning plan were approximately $10 million. Those savings, together with the incremental savings realized in 1999 and 1998 of approximately $40 million and $30 million, respectively, brought the estimated annual savings in 2000 from the restructuring element of the strategic repositioning plan to $80 million. The Corporation estimates that incremental savings of $10 million in 2001 and $20 million in 2002 will be realized upon completion of the additional restructuring actions undertaken in 2000, both as part of the strategic repositioning plan and in order to reduce costs in its Power Tools and Accessories segment.
     As indicated in Note 19 of Notes to Consolidated Financial Statements, the severance and voluntary retirement accrual included in the $164.7 million restructuring charge taken in 1998, as adjusted in 1999, related to the elimination of approximately 5,000 positions. The Corporation estimates that, as a result of shifting certain production and replacing certain employees who retired under the United States voluntary retirement plan, 2,200 replacement positions were filled, yielding a net total of 2,800 positions eliminated as a result of the 1998 and 1999 restructuring actions. The restructuring actions undertaken in 2000 reflect the net elimination of approximately 400 positions. The Corporation's estimate of savings from the restructuring actions taken, both in connection with the strategic repositioning plan as well in connection with planned cost reduction efforts in the Power Tools and Accessories segment, reflects estimated savings from a net reduction of approximately 3,200 positions.

     Ultimate savings realized from restructuring actions will likely be mitigated by such factors as continued economic deterioration in the United States and Europe as well as decisions to increase costs in areas such as promotion and research and development above levels that were otherwise assumed.
     As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach, effective January 1, 1998. The Corporation believes that measurement of the value of goodwill through the discounted cash flow approach, as more fully described in
Note 19 of Notes to Consolidated Financial Statements, is preferable in that the discounted cash flow measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current - and with respect to the businesses sold, provided a more realistic - valuation than the undiscounted approach. The adoption of this
discounted  cash  flow  approach,   however,  may  result  in  greater  earnings
volatility because decreases in projected discounted cash flows of certain businesses will result in timely recognition of future impairment.
     In connection with this change in accounting with respect to the measurement of goodwill impairment, a non-cash charge of $900.0 million was recognized in January 1998 ($9.80 per share both on a basic and a diluted basis for the year ended December 31, 1998). The $900.0 million write-down, which related to goodwill associated with the Fastening and Assembly Systems segment and the Hardware and Home Improvement segment and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represented the amount necessary to reduce the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in Note 19 of Notes to Consolidated Financial Statements.

Hedging Activities
The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the euro (and its legacy currencies, including the deutsche mark, Dutch guilder, French franc, and Italian lira), pound sterling, Canadian dollar, Swedish krona, Japanese yen, Australian dollar, Mexican peso, and Brazilian real. Through its foreign currency activities, the Corporation seeks to reduce the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.
     At the time of the euro's introduction on January 1, 1999, the eleven participating member countries of the European Monetary Union established fixed conversion rates between their legacy currencies and the euro. During a three-year phase-in period in which special conversion rules apply, the legacy currencies will continue to be used as legal tender. On January 1, 2002, the legacy currencies will be canceled and replaced by the euro as legal tender. The Corporation has initiated actions to ensure that computer systems in its European operation will be in a position to accommodate the adoption of the euro by no later than January 1, 2002. The Corporation believes that the introduction of the euro has resulted in increased competitive pressures in continental Europe due to the heightened transparency of intra-European pricing structures.
     From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.
     Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income component of stockholders' equity. During 2000, translation adjustments, recorded in the accumulated other comprehensive income component of stockholders' equity, decreased stockholders' equity by $64.8 million compared to a decrease of $10.2 million in 1999.
     In order to minimize the volatility of reported equity, the Corporation hedges, on a limited basis, the exposure to foreign currency fluctuations on its net investments in subsidiaries located outside of the United States through the use of currency swaps, forward contracts, and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 2000 and 1999, these activities netted to a cash inflow of $3.7 million and $30.4 million, respectively. The corresponding gains and losses on these hedging activities were recorded in the accumulated other comprehensive income component of stockholders' equity. The lower cash inflow from hedging activities in 2000 compared to 1999 resulted from the maturation during 1999 of certain interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies. Also included in the accumulated other comprehensive income component were the costs of maintaining the hedge portfolio of foreign exchange contracts. These hedge costs were not significant in 2000 and 1999.
     As more fully explained in Note 8 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may later convert such debt from fixed to variable or from variable to fixed interest rates, or from United States dollar-based rates to rates based upon another currency, through the use of interest rate and currency swap agreements.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 65% at December 31, 2000, compared to 52% at December 31, 1999, and 47% at December 31, 1998. At December 31, 2000, average debt maturity was 5.4 years compared to 6.2 years at December 31, 1999, and 6.7 years at December 31, 1998.

INTEREST RATE SENSITIVITY
The following table provides information as of December 31, 2000, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 2000.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Fair Value
                                                                                                                        (Assets)/
(U.S. Dollars in Millions)           2001        2002        2003        2004       2005    Thereafter       Total    Liabilities
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars)       $364.9       $  --      $   --      $   --     $   --        $   --      $364.9         $364.9
   Average interest rate             6.72%                                                                    6.72%
Variable rate (other currencies)   $ 38.0       $  --      $   --      $   --     $   --        $   --      $ 38.0         $ 38.0
   Average interest rate             5.59%                                                                    5.59%
Long-term debt
Fixed rate (U.S. dollars)          $ 35.8       $32.3      $309.5      $   --     $   --        $454.5      $832.1         $825.5
   Average interest rate             8.95%       8.86%       7.50%                                6.87%       7.27%
Fixed rate (other currencies)      $  4.4       $ 1.5      $   .7      $   --     $   --        $   --      $  6.6         $  6.6
   Average interest rate             5.40%       1.48%       1.49%                                            4.09%
Variable rate (U.S. dollars)       $  7.5       $  --      $   --      $   --     $   --        $   --      $  7.5         $  7.5
   Average interest rate            L+.70%(a)
Other long-term liabilities
Fixed rate (U.S. dollars)          $   --       $  --      $   --      $   --     $188.0        $   --      $188.0         $188.0
   Average interest rate                                                            5.69%                     5.69%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)          $   --       $  --      $125.0      $   --     $188.0        $275.0      $588.0         $  4.2
   Average pay rate (b)
   Average receive rate                                      6.02%                  6.49%         6.01%       6.17%
----------------------------------------------------------------------------------------------------------------------------------

(a)Variable rate specified is based upon LIBOR plus the specified margin over LIBOR.
(b)The average pay rate is based upon 6-month forward LIBOR, except for $150.0 million in notional principal amount which matures after 2005 and is based upon 3-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY
As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2000, the Corporation has hedged a portion of its 2001 estimated foreign currency transactions using forward exchange contracts and purchased options. The Corporation estimated the effect on 2001 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar and a uniform 10% weakening in the value of the United States dollar. The larger loss computed was that under an assumed uniform 10% strengthening of the United States dollar, which the Corporation estimated would have the effect of reducing gross profits for 2001 by approximately $35 million.
     In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 2000, inherent in the foreign exchange hedging portfolio at December 31, 2000.

IMPACT OF NEW ACCOUNTING STANDARD WITH RESPECT TO DERIVATIVES
As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation is required to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. While the Corporation does not expect the adoption of this new accounting standard to have a significant impact on its financial condition and earnings, it believes that the adoption of SFAS No. 133 will result in a number of changes from that of prior accounting standards. These changes include the "grossing up" of the Corporation's balance sheet and the potential for greater earnings volatility on a quarterly basis, particularly with respect to the Corporation's purchased foreign currency options.
     While prior accounting standards permitted many derivatives to be accounted for on an "off-balance sheet" basis, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges under SFAS No. 133 must be adjusted to fair value through income. If a derivative qualifies as a fair value hedge -- as do the Corporation's fixed to variable rate interest rate swaps as of December 31, 2000 -- changes in the fair value of the derivative are recognized through earnings. SFAS No. 133 requires that, subject to certain limitations, changes in the fair value of the underlying debt be recognized through earnings, providing an offset to the earnings recognition related to the derivative's changes in fair value.
     If a derivative qualifies as a cash flow hedge -- as do the Corporation's foreign currency options as of December 31, 2000, which generally hedge forecasted intercompany inventory purchases -- changes in the fair value of the derivative are recognized in accumulated other comprehensive income, a component of stockholders' equity, until such time as the underlying transaction ultimately affects earnings. In the case of the Corporation's foreign currency options as of December 31, 2000, changes in fair value of the options would be recognized in accumulated other comprehensive income until such time as the underlying hedged inventory is sold to a third party. The ineffective portion of a derivative's change in fair value must be immediately recognized in earnings under SFAS No. 133.
     The Corporation believes that the adoption of SFAS No. 133 will afford greater flexibility in hedging the foreign currency risk inherent in its forecasted intercompany inventory purchases. In order to qualify for hedge accounting under prior accounting standards, forecasted intercompany transactions were required to be hedged with purchased foreign currency options, rather than with less expensive foreign currency forward contracts. SFAS No. 133 eliminated this restriction and permits the use of foreign currency forward contracts in hedging the foreign currency risk inherent in forecasted intercompany transactions.


Financial Condition
Operating activities generated cash of $349.9 million for the year ended December 31, 2000, compared to $375.5 million of cash generated for the year ended December 31, 1999. Cash from operations during 2000 benefited from lower cash usage for working capital, which was mainly driven by decreases in accounts receivable as a result of lower sales in the fourth quarter. This decrease in accounts receivable in 2000 provided cash of $12.7 million in comparison to cash used of $57.0 million in 1999.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2000, approximated the 1999 level. Inventory turns, however, decreased during 2000 due to an increase in inventory levels as a result of lower than anticipated sales in the fourth quarter of 2000. The Corporation's goal is to increase inventory turns in 2001.
     Investing activities for the year ended December 31, 2000, used cash of $202.2 million compared to $108.6 million of cash used in 1999. The increase in cash usage was partially driven from higher capital expenditures during 2000 compared to the corresponding period in 1999. Cash flow from investing activities during 2000 also was impacted by lower cash from hedging activities. During 1999, net cash inflow from hedging activities benefited from the maturation of certain interest rate swaps that swapped from fixed United States dollars to fixed foreign currencies. In addition, cash flow from investing activities was impacted by lower cash proceeds from disposal of assets during 2000 than in 1999. Benefiting cash flow from investing activities in 2000 was the Corporation's receipt of $25.0 million related to the True Temper recapitalization more fully described in Note 19 of Notes to Consolidated Financial Statements.
     Investing activities for the year ended December 31, 2000, included an aggregate payment of $35.5 million related to the purchases of two businesses by the Power Tools and Accessories segment in the United States. The businesses acquired were Emglo Products, L.P. (Emglo), purchased in mid-December 2000, and Momentum Laser (Momentum), purchased in June 2000. The results of Emglo and Momentum, included in the consolidated financial statements from the date of acquisition, were not material. Under the terms of the Momentum purchase agreement, additional purchase consideration of up to $7.0 million and $15.0 million, respectively, may be payable based on the income of Momentum in the first and second years following the acquisition.
     Financing activities used cash of $150.0 million in 2000, compared to cash used of $201.6 million in 1999. The decrease in cash used from financing activities principally resulted from increased cash from borrowing activities and the issuance of preferred stock of a subsidiary partially offset by higher cash expenditures for stock repurchases during 2000. During the year ended December 31, 2000, the Corporation repurchased 7,454,000 shares of its common stock at an aggregate cost of $269.8 million. During 1999, the Corporation repurchased 1,015,900 shares of its common stock at an aggregate cost of $53.3 million. For further discussion of the subsidiary's preferred stock issued during 2000, see Note 12 of Notes to Consolidated Financial Statements.
     At December 31, 2000, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 2,996,595 shares of its common stock.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by credit providers, is defined by the Corporation as cash flow from operating activities, less capital expenditures of continuing operations, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the year ended December 31, 2000, the Corporation generated free cash flow of $154.5 million compared to free cash flow of $241.7 million generated in 1999.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     As discussed further in Note 6 of Notes to Consolidated Financial Statements, the Corporation's $1.0 billion revolving credit facility expires in April 2001. The Corporation intends to replace the expiring revolving credit facility with a new revolving credit facility, and discussions are currently underway with prospective lenders.

     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the restructuring actions previously described. For amounts available at December 31, 2000, under the Corporation's revolving credit facility and under short-term borrowing facilities, see Note 6 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use internally generated funds and to borrow under its existing and future unsecured revolving credit facility or under short-term borrowing facilities. The Corporation believes that cash generated from these sources will be adequate to meet its cash requirements over the next 12 months.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Hedging Activities" and in Item 8 of this report in Notes 1 and 8 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated  Statement of Earnings - years ended  December 31, 2000,  1999, and
   1998.

Consolidated Balance Sheet - December 31, 2000 and 1999.

Consolidated Statement of Stockholders'  Equity - years ended December 31, 2000,
   1999, and 1998.

Consolidated  Statement of Cash Flows - years ended December 31, 2000, 1999, and
   1998.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

CONSOLIDATED STATEMENT OF EARNINGS

The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)


----------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                2000              1999             1998
----------------------------------------------------------------------------------------------------------------
Sales                                                              $4,560.8          $4,520.5          $4,559.9
   Cost of goods sold                                               2,889.0           2,834.4           2,951.0
   Selling, general, and administrative expenses                    1,149.5           1,149.8           1,124.9
   Restructuring and exit costs                                        39.1                --             164.7
   Gain on sale of businesses                                          20.1                --             114.5
   Write-off of goodwill                                                 --                --             900.0
----------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                               503.3             536.3            (466.2)
   Interest expense (net of interest income of
      $44.1 for 2000, $30.5 for 1999, and $30.9 for 1998)             104.2              95.8             114.4
   Other income (expense)                                               5.5                .8              (7.7)
----------------------------------------------------------------------------------------------------------------
Earnings (Loss) Before Income Taxes                                   404.6             441.3            (588.3)
   Income taxes                                                       122.6             141.0             166.5
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                $  282.0          $  300.3          $ (754.8)
================================================================================================================

----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Common Share -- Basic                      $   3.37          $   3.45          $  (8.22)
================================================================================================================
Net Earnings (Loss) Per Common Share --
   Assuming Dilution                                               $   3.34          $   3.40          $  (8.22)
================================================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


------------------------------------------------------------------------------------------
December 31,                                                           2000          1999
------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                          $  135.0      $  147.3
Trade receivables, less allowances of
   $51.8 for 2000 and $53.3 for 1999                                  783.1         823.2
Inventories                                                           844.0         751.0
Other current assets                                                  199.9         189.9
------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                             1,962.0       1,911.4
------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT                                        748.1         739.6
GOODWILL                                                              717.2         743.4
OTHER ASSETS                                                          662.4         618.3
------------------------------------------------------------------------------------------
                                                                   $4,089.7      $4,012.7
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                              $  402.9      $  183.2
Current maturities of long-term debt                                   47.7         213.2
Trade accounts payable                                                367.6         367.3
Other accrued liabilities                                             814.1         809.0
------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                        1,632.3       1,572.7
------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                        798.5         847.1
DEFERRED INCOME TAXES                                                 221.0         243.8
POSTRETIREMENT BENEFITS                                               240.6         246.3
OTHER LONG-TERM LIABILITIES                                           479.8         301.7
COMMON STOCK UNDER EQUITY FORWARDS                                     25.1           --
STOCKHOLDERS' EQUITY
Common stock (outstanding: December 31, 2000-- 80,343,094 shares;
   December 31, 1999-- 87,190,240 shares)                              40.2          43.6
Capital in excess of par value                                        560.0         843.3
Retained earnings                                                     264.0          21.9
Accumulated other comprehensive income                               (171.8)       (107.7)
------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                         692.4         801.1
------------------------------------------------------------------------------------------
                                                                   $4,089.7      $4,012.7
==========================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

---------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                            Outstanding             Capital in    Retained           Other           Total
                                                 Common       Par    Excess of    Earnings   Comprehensive    Stockholders'
                                                 Shares     Value    Par Value   (Deficit)          Income          Equity
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                 94,842,544     $47.4     $1,278.2      $562.0         $ (96.2)       $1,791.4
Comprehensive income (loss):
   Net loss                                          --        --           --      (754.8)             --          (754.8)
   Minimum pension liability
      adjustment (net of tax)                        --        --           --          --            (6.1)           (6.1)
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)                --        --           --          --           (37.8)          (37.8)
   Write-off of accumulated foreign
      currency translation adjustments
      due to sale of businesses                      --        --           --          --            35.6            35.6
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          --        --           --      (754.8)           (8.3)         (763.1)
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                  --        --           --       (43.8)             --           (43.8)
Purchase and retirement of
   common stock                              (9,025,400)     (4.5)      (459.8)         --              --          (464.3)
Common stock issued under
   employee benefit plans                     1,681,280        .8         53.0          --              --            53.8
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 87,498,424      43.7        871.4      (236.6)         (104.5)          574.0
Comprehensive income:
   Net earnings                                      --        --           --       300.3              --           300.3
   Minimum pension liability
      adjustment (net of tax)                        --        --           --          --             1.6             1.6
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of  tax)               --        --           --          --            (4.8)           (4.8)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 --        --           --       300.3            (3.2)          297.1
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                  --        --           --       (41.8)             --           (41.8)
Purchase and retirement of common stock
   (net of 57,682 shares issued under
   forward purchase contracts)                 (958,218)      (.4)       (52.9)         --              --           (53.3)
Common stock issued under
   employee benefit plans                       650,034        .3         24.8          --              --            25.1
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 87,190,240      43.6        843.3        21.9          (107.7)          801.1
Comprehensive income:
   Net earnings                                      --        --           --       282.0              --           282.0
   Minimum pension liability
      adjustment (net of tax)                        --        --           --          --            (1.2)           (1.2)
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of  tax)               --        --           --          --           (62.9)          (62.9)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 --        --           --       282.0           (64.1)          217.9
---------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                  --        --           --       (39.9)             --           (39.9)
Purchase and retirement of common stock
   (net of 350,928 shares issued under
   forward purchase contracts)               (7,103,072)     (3.5)      (266.3)         --              --          (269.8)
Common stock under equity forwards                   --        --        (25.1)         --              --           (25.1)
Common stock issued under
   employee benefit plans                       255,926        .1          8.1          --              --             8.2
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                 80,343,094     $40.2     $  560.0      $264.0          $(171.8)      $  692.4
===========================================================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


----------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                2000              1999             1998
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                  $282.0            $300.3          $ (754.8)
Adjustments to reconcile net earnings (loss) to cash flow
   from operating activities:
   Gain on sale of businesses                                         (20.1)               --            (114.5)
   Non-cash charges and credits:
      Depreciation and amortization                                   163.4             160.0             155.2
      Deferred income taxes (benefit)                                   (.4)             (5.8)             67.5
      Restructuring charges and exit costs                             39.1                --             164.7
      Goodwill write-off                                                 --                --             900.0
      Other                                                            (8.8)             (8.3)             (1.7)
   Changes in selected working capital items
      (excluding, for 2000 and 1999, effects of acquired businesses and, for 1998, effects of divested businesses):
      Trade receivables                                                12.7             (57.0)            (24.3)
      Inventories                                                    (123.1)           (136.1)             26.9
      Trade accounts payable                                           13.6              21.9              16.9
   Restructuring spending                                             (12.6)            (26.7)            (55.6)
   Other assets and liabilities                                         4.1             127.2             (14.0)
----------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES                                349.9             375.5             366.3
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of businesses, net of selling expenses              25.0                --             653.6
Purchase of businesses                                                (35.5)             (5.2)              --
Proceeds from disposal of assets                                        4.8              37.3              20.4
Capital expenditures                                                 (200.2)           (171.1)           (146.0)
Cash inflow from hedging activities                                   193.6             565.9             343.5
Cash outflow from hedging activities                                 (189.9)           (535.5)           (340.1)
----------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM INVESTING ACTIVITIES                               (202.2)           (108.6)            531.4
----------------------------------------------------------------------------------------------------------------
   CASH FLOW BEFORE FINANCING ACTIVITIES                              147.7             266.9             897.7
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                      225.6               1.4            (587.5)
Proceeds from long-term debt                                             --               2.6             325.2
Payments on long-term debt                                           (213.8)           (122.0)           (270.6)
Debt issue costs paid                                                    --                --              (2.9)
Issuance (redemption) of preferred stock of subsidiary                188.0                --             (41.7)
Increase in long-term deposit                                         (50.0)               --               --
Purchase of common stock                                             (269.8)            (53.3)           (464.3)
Issuance of common stock                                                9.9              11.5              31.3
Cash dividends                                                        (39.9)            (41.8)            (43.8)
----------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM FINANCING ACTIVITIES                               (150.0)           (201.6)         (1,054.3)
Effect of exchange rate changes on cash                               (10.0)             (5.9)             (2.3)
----------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (12.3)             59.4            (158.9)
Cash and cash equivalents at beginning of year                        147.3              87.9             246.8
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $135.0            $147.3          $   87.9
================================================================================================================
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries


NOTE 1: SUMMARY OF ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2000.

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

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2000, approximately 24% of the Corporation's trade receivables were due from two large home improvement retailers. The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

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

Goodwill and Other Intangibles: Goodwill and other intangibles are amortized on the straight-line method. Goodwill is amortized principally over a 40-year period.
     As more fully described in Note 19, effective January 1, 1998, the Corporation changed its method for measuring and recognizing an impairment of goodwill from an undiscounted cash flow approach to a discounted cash flow approach.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $95.3 million in 2000, $91.0 million in 1999, and $90.5 million in 1998.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $205.6 million in 2000, $195.7 million in 1999, and $194.7 million in 1998.

Advertising and Promotion: All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense, including expense of consumer rebates, was $237.8 million in 2000, $223.7 million in 1999, and $211.2 million in 1998.

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

     Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts due to or from the counterparties are included in other accrued liabilities. Since they are accounted for as hedges, the fair value of the swap agreements is not recognized in the Consolidated Financial Statements.
     The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense. The unamortized costs of the cap agreements are included in other assets.
     Gains or losses resulting from the early termination of interest rate swaps or caps are deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swaps or caps. Were that related debt instrument later to be retired prior to its scheduled maturity, the unamortized gain or loss resulting from the early termination of the interest rate swap or cap would be included in the gain or loss on the extinguishment of debt.
     Gains and losses on hedges of net investments in subsidiaries located outside of the United States are reflected in the Consolidated Balance Sheet in accumulated other comprehensive income, with the related amounts due to or from the counterparties included in other liabilities or other assets. Gains and losses resulting from the early termination of hedges of net investments are reflected in accumulated other comprehensive income at the time of termination.
     Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Deferred gains on options that hedge forecasted transactions, generally related to inventory purchases, are recognized in cost of sales when the related inventory is sold or when a hedged purchase is no longer expected to occur.
     The carrying amounts of foreign currency-related derivatives with respect to net investment and commitment hedges are included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The carrying amounts of foreign currency-related derivatives associated with transaction hedges are included in the same balance sheet line item as the hedged transaction.
     Cash effects of the Corporation's derivative financial instruments are included in the Consolidated Statement of Cash Flows in the periods in which they occur. Except as noted below, the cash effects of the Corporation's interest rate swaps and caps, foreign currency transaction hedges, hedges of foreign currency firm commitments, and hedges of forecasted transactions are included in the Consolidated Statement of Cash Flows as cash flow from operating activities. The cash effects of hedges of net investments in subsidiaries located outside of the United States are included in the Consolidated Statement of Cash Flows as cash flow from investing activities. The cash effects of the exchange of notional principal amounts on interest rate swaps that swap from fixed United States dollars to fixed or variable foreign currencies are included in the Consolidated Statement of Cash Flows as cash flow from investing activities because such amounts have been designated as hedges of net investments in subsidiaries located outside of the United States.
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 2000. SFAS No. 133 will require the Corporation to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges under the new standard must be adjusted to fair value through income. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value will be immediately recognized in earnings.
     The Corporation will adopt SFAS No. 133, effective January 1, 2001, and does not expect SFAS No. 133 to have a significant impact on its earnings and financial position.

Stock-Based Compensation: As described in Note 15, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.


NOTE 2: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                                2000       1999
--------------------------------------------------------------------------------
FIFO cost
Raw materials and work-in-process                             $219.6     $171.3
Finished products                                              627.9      584.5
--------------------------------------------------------------------------------
                                                               847.5      755.8
Excess of FIFO cost over
   LIFO inventory value                                         (3.5)      (4.8)
--------------------------------------------------------------------------------
                                                              $844.0     $751.0
================================================================================
   The cost of United States inventories stated under the LIFO method was approximately 56% and 48% of the value of total inventories at December 31, 2000 and 1999, respectively.


NOTE 3: PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:
--------------------------------------------------------------------------------
                                                                2000       1999
--------------------------------------------------------------------------------
Property, plant, and equipment at cost:
Land and improvements                                       $   56.0   $   54.1
Buildings                                                      269.2      264.0
Machinery and equipment                                      1,267.8    1,241.1
--------------------------------------------------------------------------------
                                                             1,593.0    1,559.2
Less accumulated depreciation                                  844.9      819.6
--------------------------------------------------------------------------------
                                                            $  748.1   $  739.6
================================================================================

NOTE 4: GOODWILL
Goodwill amortization was $25.4 million in 2000, $25.7 million in 1999, and $25.2 million in 1998. Goodwill at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                                2000       1999
--------------------------------------------------------------------------------
Goodwill                                                    $1,300.5   $1,301.3
Less accumulated amortization                                  583.3      557.9
--------------------------------------------------------------------------------
                                                            $  717.2   $  743.4
================================================================================

NOTE 5: OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:
--------------------------------------------------------------------------------
                                                                2000       1999
--------------------------------------------------------------------------------
Salaries and wages                                            $ 61.9     $ 67.2
Employee benefits                                               99.1      109.1
Trade discounts and allowances                                 139.8      145.9
Income taxes, including deferred taxes                          92.6       66.7
Accruals related to restructuring actions                       34.1       22.4
All other                                                      386.6      397.7
--------------------------------------------------------------------------------
                                                              $814.1     $809.0
================================================================================
     All other at December 31, 2000 and 1999, consisted primarily of accruals for advertising, warranty costs, interest, insurance, and taxes other than income taxes.


NOTE 6: SHORT-TERM BORROWINGS
Short-term borrowings in the amounts of $402.9 million and $183.2 million at December 31, 2000 and 1999, respectively, consisted primarily of borrowings under the Corporation's unsecured revolving credit facility (the Credit Facility) or under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 6.6% at both December 31, 2000 and 1999.
     Under the terms of uncommitted lines of credit at December 31, 2000, certain subsidiaries outside of the United States may borrow up to an additional $318.6 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.
     The Corporation may borrow up to $1.0 billion under the Credit Facility, which consists of two individual facilities. The amount available for borrowing under the Credit Facility at December 31, 2000, was $670.1 million. The Credit Facility expires in April 2001.
     Under the Credit Facility, the Corporation has the option of borrowing at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .15% and .25%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation also is able to borrow under the Credit Facility by means of competitive bid rate loans made through an auction process at then-current market rates. In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee to each bank, initially equal to .125% of the amount of each bank's commitment, whether used or unused. The facility fee changes based on the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants. Some of the covenants limit the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets. Other covenants require the Corporation to maintain a specified leverage ratio and to achieve certain cash flow to fixed expense coverage ratios. As of December 31, 2000, the Corporation was in compliance with all terms and conditions of the Credit Facility.


NOTE 7: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                                2000       1999
--------------------------------------------------------------------------------
Medium Term Notes due through 2002                            $ 75.6    $  75.6
6.625% notes due 2000                                             --      208.7
7.50% notes due 2003                                           309.5      309.5
7.0% notes due 2006                                            154.6      154.6
6.55% notes due 2007                                           150.0      150.0
7.05% notes due 2028                                           150.0      150.0
Other loans due through 2003                                     6.5       11.9
Less current maturities of long-term debt                      (47.7)    (213.2)
--------------------------------------------------------------------------------
                                                              $798.5    $ 847.1
================================================================================
   As of December 31, 2000, $75.6 million aggregate principal amount of unsecured Medium Term Notes was outstanding. Of that amount, $68.1 million bear interest at fixed rates ranging from 8.36% to 8.95%, while the remainder bear interest at variable rates.
   Indebtedness of subsidiaries in the aggregate principal amounts of $599.6 million and $435.4 million were included in the Consolidated Balance Sheet at December 31, 2000 and 1999, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
   Principal payments on long-term debt obligations due over the next three years are as follows: $47.7 million in 2001, $33.8 million in 2002, and $310.2 million in 2003. No principal payments are due in 2004 or 2005. Interest payments on all indebtedness were $145.1 million in 2000, $140.1 million in 1999, and $160.8 million in 1998.


NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in ten countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates.

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

     The credit exposure that results from interest rate and foreign exchange contracts is the fair value of contracts with a positive fair value as of the reporting date. Some derivatives are not subject to credit exposures. The fair value of all financial instruments is summarized in Note 9.

Interest Rate Risk Management: The Corporation manages its interest rate risk, primarily through the use of interest rate swap and cap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs and then, based upon its assessment of the future interest rate environment, may convert such debt from fixed to variable or from variable to fixed interest rates through the use of interest rate derivatives. Similarly, the Corporation may, at times, seek to limit the effects of rising interest rates on its variable rate debt through the use of interest rate caps. It does not utilize derivative financial instruments that contain leverage features. Because the Corporation's interest rate derivative financial instruments are designated as hedges, are effective in changing the tenor of existing indebtedness (e.g., from fixed to variable rate debt or from variable to fixed rate debt), and do not contain leverage features, they are afforded hedge accounting treatment.
     The amounts exchanged by the counterparties to interest rate swap and cap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps and caps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments.
     The Corporation's portfolio of interest rate swap instruments as of December 31, 2000, and 1999, consisted of $588.0 and $450.0 million notional amounts of fixed to variable rate swaps with a weighted-average fixed rate receipt of 6.17% and 5.96%, respectively. The basis of the variable rates paid is LIBOR.
     No credit exposure on the Corporation's interest rate derivatives existed as of December 31, 2000 and 1999. Gross deferred gains and losses on the early termination of interest rate swaps as of December 31, 2000 and 1999, were not significant.

Foreign Currency Management: The Corporation enters into various foreign currency contracts in managing its foreign exchange risks. The contractual amounts of foreign currency derivative financial instruments (principally, forward exchange contracts and purchased options) generally are exchanged by the counterparties. The Corporation's foreign currency derivative financial instruments are designated to, and generally are denominated in the currencies of, the underlying exposures. Because the derivative financial instruments are effective in managing foreign exchange risks and are appropriately designated to the underlying exposures, they are afforded hedge accounting treatment.
     To minimize the volatility of reported equity, the Corporation hedges, on a limited basis, a portion of its net investment in subsidiaries located outside of the United States through the use of foreign currency forward contracts, foreign currency swaps, and purchased foreign currency options.
     Through its foreign currency hedging activities, the Corporation seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates. The Corporation responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The Corporation hedges its foreign currency transaction exposures, as well as certain forecasted transactions, based on management's judgment, generally through options and forward exchange contracts. Some of the contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges also are used to mitigate transaction and forecasted exposures.
     The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2000 and 1999, in millions of dollars, including details by major currency as of December 31, 2000. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.
--------------------------------------------------------------------------------
As of December 31, 2000                                        Buy         Sell
--------------------------------------------------------------------------------
United States dollar                                      $  813.2    $  (647.1)
Pound sterling                                               543.9       (280.5)
Deutsche mark                                                 64.7       (122.6)
Dutch guilder                                                 21.9        (24.8)
French franc                                                    --       (105.7)
Canadian dollar                                               65.4        (96.4)
Italian lira                                                  11.3           --
Euro                                                         143.5       (228.3)
Japanese yen                                                    --        (44.6)
Other                                                         17.9       (112.3)
--------------------------------------------------------------------------------
Total                                                     $1,681.8    $(1,662.3)
================================================================================
As of December 31, 1999
--------------------------------------------------------------------------------

Total                                                     $1,363.1    $(1,344.3)
================================================================================
     The contractual amounts of purchased options to buy currencies, predominantly the euro, pound sterling, and United States dollar, were $193.4 million and $432.5 million, at December 31, 2000 and 1999, respectively. The contractual amounts of purchased options to sell various currencies were $181.6 million and $421.6 million at December 31, 2000 and 1999, respectively.
     Credit exposure on foreign currency derivatives as of December 31, 2000 and 1999, was $43.7 million and $51.3 million, respectively.
     Deferred realized gains from option contracts on hedges of forecasted transactions were not significant at December 31, 2000 and 1999. Substantially all of the amounts deferred at December 31, 2000, are expected to be recognized in earnings during 2001, when the gains or losses on the underlying transactions also will be recognized.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.
     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

o Other long-term liabilities: The fair value of a subsidiary's redeemable preferred shares approximates the carrying value since those preferred shares were recently issued.

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

o Foreign currency contracts: The fair value of forward exchange contracts and options is estimated using prices established by financial institutions for comparable instruments.
     The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying amounts approximate fair values:

--------------------------------------------------------------------------------
Assets (Liabilities)                                        Carrying       Fair
As of December 31, 2000                                       Amount      Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                            $(798.5)   $(791.9)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Liabilities                                                (1.5)      (4.1)
   Other long-term liabilities
     Liabilities                                                  --        (.1)
   Foreign currency
     Assets                                                     43.8       43.7
     Liabilities                                               (18.7)     (19.7)
--------------------------------------------------------------------------------

Assets (Liabilities)                                        Carrying       Fair
As of December 31, 1999                                       Amount      Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                            $(847.1)   $(810.5)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                                       .1      (26.7)
   Foreign currency
     Assets                                                     43.4       51.3
     Liabilities                                               (19.0)     (22.8)
--------------------------------------------------------------------------------


NOTE 10: INCOME TAXES
Earnings (loss) before income taxes for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                                     2000       1999      1998
--------------------------------------------------------------------------------
United States                                      $209.3     $174.4    $(734.3)
Other countries                                     195.3      266.9      146.0
--------------------------------------------------------------------------------
                                                   $404.6     $441.3    $(588.3)
================================================================================
     Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------
Current:
   United States                                  $  93.7     $128.3    $  55.0
   Other countries                                   29.3       18.5       44.0
--------------------------------------------------------------------------------
                                                    123.0      146.8       99.0
Deferred:
   United States                                      3.5      (17.7)      92.9
   Other countries                                   (3.9)      11.9      (25.4)
--------------------------------------------------------------------------------
                                                      (.4)      (5.8)      67.5
--------------------------------------------------------------------------------
                                                   $122.6     $141.0     $166.5
================================================================================
     Income tax expense recorded directly as an adjustment to equity as a result of hedging activities was not significant in 2000, 1999 and 1998. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $.9 million, $4.9 million and $17.0 million in 2000, 1999, and 1998, respectively.
     Income tax payments were $98.8 million in 2000, $97.1 million in 1999, and $95.4 million in 1998. Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:
--------------------------------------------------------------------------------
                                                                2000       1999
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                              $  (5.7)    $(19.9)
   Postretirement benefits                                    (227.8)    (224.3)
   Other                                                       (24.6)     (37.0)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                (258.1)    (281.2)
--------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                                       57.2       53.0
   Tax credit and capital loss
     carryforwards                                              82.6       89.6
   Other                                                       109.9      116.2
--------------------------------------------------------------------------------
Gross deferred tax assets                                      249.7      258.8
--------------------------------------------------------------------------------
Deferred tax asset valuation allowance                         (50.5)     (37.0)
--------------------------------------------------------------------------------
Net deferred tax liabilities                                 $ (58.9)   $ (59.4)
================================================================================
     Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other accrued liabilities, and deferred income taxes.
     Tax basis carryforwards at December 31, 2000, consisted of net operating losses expiring from 2001 to 2006.
     At December 31, 2000, unremitted earnings of subsidiaries outside of the United States were approximately $1.6 billion, on which no United States taxes had been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any

United States taxes and offset any foreign withholding taxes not previously provided.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                                     2000       1999      1998
--------------------------------------------------------------------------------
Income taxes (benefit) at
   federal statutory rate                          $141.6     $154.5    $(205.9)
Lower effective taxes on
   earnings in other countries                      (28.7)     (42.6)     (19.8)
Amortization and write-off
   of goodwill                                        9.0        9.0      386.6
Other -- net                                           .7       20.1        5.6
--------------------------------------------------------------------------------
Income taxes                                       $122.6     $141.0    $ 166.5
================================================================================


NOTE 11: POSTRETIREMENT BENEFITS
The following table sets forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars. Assets of the defined benefit pension plans consist principally of investments in equity securities, debt securities, and cash equivalents. Defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

--------------------------------------------------------------------------------------------------------------------------
                                                   Pension Benefits           Pension Benefits        Other Postretirement
                                                     Plans in the           Plans outside of the            Benefits
                                                    United States              United States                All Plans
--------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions)                              2000         1999         2000         1999         2000         1999
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year       $   759.7       $845.5       $414.2       $408.2       $ 132.8      $ 130.0
Service cost                                       13.2         14.8         10.9         11.6            .8           .7
Interest cost                                      53.4         53.4         23.0         23.3           9.1          8.0
Plan participants' contributions                     --           --          2.1          2.3           5.5          4.2
Actuarial (gains) losses                            4.7        (87.4)        15.8          6.6          25.2         12.4
Foreign currency exchange rate changes               --           --        (41.6)       (17.6)          (.2)          .1
Benefits paid                                     (61.9)       (67.0)       (23.3)       (22.0)        (22.7)       (22.6)
Plan amendments                                      --           --          2.0          2.3           --           --
Divestitures                                       (6.3)          --           .4           --           --           --
Settlements                                          --           --         (2.0)         (.5)          --           --
Special termination benefits                         --           .4           --           --           --           --
--------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                 762.8        759.7        401.5        414.2         150.5        132.8
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    992.3        902.7        426.4        383.3           --           --
Actual return on plan assets                      113.2        160.3         61.2         71.8           --           --
Expenses                                           (7.9)        (6.7)         (.7)        (1.1)          --           --
Benefits paid                                     (61.9)       (67.0)       (22.6)       (20.9)        (22.7)       (22.6)
Employer contributions                              3.1          3.0          2.5          2.7          17.2         18.4
Contributions by plan participants                   --           --          2.1          2.3           5.5          4.2
Divestitures                                      (11.5)          --           --           --           --           --
Settlements                                          --           --         (6.1)         (.5)          --           --
Effects of currency exchange rates                   --           --        (42.1)       (11.2)          --           --
--------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year        1,027.3        992.3        420.7        426.4           --           --
--------------------------------------------------------------------------------------------------------------------------
Funded status                                     264.5        232.6         19.2         12.2        (150.5)      (132.8)
Unrecognized net actuarial (gain) loss            (31.5)       (19.1)         7.2         28.1          13.9        (11.4)
Unrecognized prior service cost                     7.3          7.5         18.1         20.8         (26.0)       (34.3)
Unrecognized net obligation (asset) at date
   of adoption, net of amortization                  .3           .3         (2.4)        (4.4)          --           --
--------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                $   240.6       $221.3       $ 42.1       $ 56.7       $(162.6)     $(178.5)
==========================================================================================================================
AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                          $   274.5       $251.9       $105.4       $123.8       $   --       $   --
Accrued benefit cost                              (46.7)       (42.5)       (63.7)       (67.4)       (162.6)      (178.5)
Intangible asset                                    4.4          5.3           --           --           --           --
Accumulated other comprehensive income              8.4          6.6           .4           .3           --           --
--------------------------------------------------------------------------------------------------------------------------
Net amount recognized                         $   240.6       $221.3       $ 42.1       $ 56.7       $(162.6)     $(178.5)
==========================================================================================================================

     The total accumulated benefit obligation for unfunded defined benefit pension plans as of December 31, 2000 and 1999, was $46.1 million and $42.1 million, respectively, for plans in the United States and $57.7 million and $61.6 million, respectively, for plans outside of the United States. The total projected benefit obligation for unfunded defined benefit pension plans as of December 31, 2000 and 1999, was $54.3 million and $50.7 million, respectively, for plans in the United States and $63.9 million and $69.0 million, respectively, for plans outside of the United States.
     The net periodic benefit cost related to the defined benefit pension plans included the following components, in millions of dollars:

--------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits                      Pension Benefits
                                                     Plans in the United States        Plans outside of the United States
--------------------------------------------------------------------------------------------------------------------------
                                                   2000         1999         1998         2000         1999         1998
--------------------------------------------------------------------------------------------------------------------------
Service cost                                     $ 14.2       $ 15.6       $ 16.7       $ 10.9        $ 11.7       $  8.4
Interest cost                                      53.4         53.4         51.5         23.0          23.3         22.5
Expected return on plan assets                    (85.9)       (83.5)       (79.0)       (28.5)        (28.5)       (33.2)
Amortization of the unrecognized
   transition obligation or asset                   (.1)        (1.1)        (1.1)        (1.7)         (1.9)         2.7
Amortization of prior service cost                  1.1          1.0           .8          2.2           2.2         (2.4)
Curtailment (gain) loss                              --           .6           .9           .2            .3          (.3)
Amortization of net actuarial loss                  1.1          9.1          3.8          1.9           3.3          (.3)
Settlement loss                                      --           --         11.4           --           --           1.4
--------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                        $(16.2)     $  (4.9)     $   5.0      $   8.0        $ 10.4       $ (1.2)
==========================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31:
Discount rate                                      7.50%        7.50%        6.50%        6.00%         6.00%        6.00%
Expected return on plan assets                     9.50%        9.75%        9.75%        8.00%         8.00%        9.50%
Rate of compensation increase                      5.00%        5.00%        5.00%        3.90%         3.90%        3.90%
--------------------------------------------------------------------------------------------------------------------------

     The net periodic benefit cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------
Service cost                                        $  .8     $   .7     $  1.5
Interest cost                                         9.1        8.0       10.4
Amortization of
   prior service cost                                (8.3)      (8.3)      (7.9)
Amortization of
   net actuarial gain                                  --        (.9)       (.7)
--------------------------------------------------------------------------------
Net periodic benefit cost                           $ 1.6     $  (.5)    $  3.3
--------------------------------------------------------------------------------
Weighted-average discount
   rate as of December 31                            7.25%      7.25%      6.50%
================================================================================

     The health care cost trend rate used to determine the postretirement benefit obligation was 8.0% for 2000. This rate decreases gradually to an ultimate rate of 5.0% in 2006, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

--------------------------------------------------------------------------------
One-Percentage-Point                                         Increase (Decrease)
--------------------------------------------------------------------------------
Effect on total of service and
   interest cost components                                   $  .4     $  (.6)
Effect on postretirement
   benefit obligation                                           7.5       (8.9)
--------------------------------------------------------------------------------

     Expense for defined contribution plans amounted to $10.1 million, $8.6 million, and $10.7 million in 2000, 1999, and 1998, respectively.

NOTE 12: OTHER LONG-TERM LIABILITIES
In December 2000, a newly created subsidiary of the Corporation issued preferred shares to private investors. The preferred shares are redeemable in five years, although redemption may be accelerated under certain conditions, principally related to changes in tax laws. Holders of the subsidiary's preferred shares are entitled to annual cash dividends of $10.7 million. Included in other long-term liabilities in the Consolidated Balance Sheet at December 31, 2000, is $188.0 million related to those preferred shares.

NOTE 13: STOCKHOLDERS' EQUITY AND COMMON STOCK UNDER EQUITY FORWARDS
During 1999, the Corporation executed two agreements (the "Agreements") under which the Corporation may enter into forward purchase contracts on its common stock. The Agreements provide the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract").
     The settlement methods generally available under the Agreements, at the Corporation's option, are net settlement, either in cash or in shares, or physical settlement. To the extent that the market price of the Corporation's common stock on the settlement date is higher (lower) than the forward purchase/strike price, the net differential is received (paid) by the Corporation under the net settlement alternatives, except in the case of a capped forward contract under which the net differential received is limited by a cap price. In the case of physical settlement under a capped forward contract, the Corporation must, in addition to purchasing the shares covered by the contract at the strike price, pay to the counterparty the excess of the market price at the date of settlement, if any, over the cap price.
     The standard forward contract alternative provides for quarterly settlements on a net share basis for differences between the average forward purchase price, which includes carrying costs through the respective quarterly settlement date, and the current market value of the Corporation's common stock. At each quarterly settlement, the average forward purchase price is reset based upon the then-current market price of the Corporation's common stock.

     At each settlement date under the Agreements, the Corporation elected net share settlement, resulting in a net issuance of 350,928 and 57,682 shares of its common stock during 2000 and 1999, respectively.
     At December 31, 2000, capped forward contracts under the Agreements were outstanding with respect to 750,000 shares of the Corporation's common stock with a weighted-average strike price of $34.08 per share and a weighted-average cap price of $39.20 per share; these contracts settle in the first quarter of 2001.
     At December 31, 2000, standard forward purchase contracts with respect to 691,186 shares of the Corporation's common stock with a weighted-average forward purchase price of $36.30 per share were outstanding under the Agreements; these contracts mature in November 2001. At December 31, 2000, $25.1 million, representing the amount which would have been payable by the Corporation upon full physical settlement of those 691,186 shares as of that date, has been classified as common stock under equity forwards in the Consolidated Balance Sheet.
     As more fully described in Note 19, the Corporation completed the stock repurchase element of its strategic repositioning plan during 1999 when the Corporation repurchased 610,900 shares of its common stock at an aggregate cost of $32.1 million, supplementing the 9,025,400 shares of common stock repurchased during 1998 at an aggregate cost of $464.3 million. The aggregate cost of $464.3 million is net of $1.4 million of premiums received in connection with the Corporation's sale of put options on 800,000 shares of its common stock. No put options were outstanding as of December 31, 2000 or 1999.
     The Corporation repurchased an additional 7,103,072 and 347,318 shares of its common stock (net of 350,928 and 57,682 shares issued under forward purchase contracts) during 2000 and 1999 at an aggregate cost of $269.8 million and $21.2 million, respectively.


NOTE 14: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each year were as follows:
--------------------------------------------------------------------------------
(Amounts in Millions
Except Per Share Data)                               2000       1999       1998
--------------------------------------------------------------------------------
Numerator:
   Earnings (loss)                                 $282.0     $300.3    $(754.8)
================================================================================
Denominator:
   Denominator for basic
     earnings per share--
     weighted-average shares                         83.7       87.0       91.8
   Employee stock options and
     stock issuable under
     employee benefit plans                            .7        1.4         --
--------------------------------------------------------------------------------
   Denominator for diluted
     earnings per share--
     adjusted weighted-
     average shares and
     assumed conversions                             84.4       88.4       91.8
================================================================================
Basic earnings (loss)
   per share                                       $ 3.37     $ 3.45    $ (8.22)
================================================================================
Diluted earnings (loss)
   per share                                       $ 3.34     $ 3.40    $ (8.22)
================================================================================
     The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. For 2000 and 1999, the options indicated below were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year. For 1998, the loss experienced by the Corporation caused all options to be anti-dilutive.
--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------
Number of options
   (in millions)                                      6.4        1.0        5.3
Weighted-average
   exercise price                                  $46.73     $52.54     $33.47
--------------------------------------------------------------------------------


NOTE 15: STOCK-BASED COMPENSATION
The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.
     APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
     Under various stock option plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 2000, 9,540,825 non-qualified stock options were outstanding under domestic plans. There were 16,300 stock options outstanding under the United Kingdom plan.

     Under all plans, there were 2,846,356 shares of common stock reserved for future grants as of December 31, 2000. Transactions are summarized as follows:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                                        Average
                                               Stock Options     Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                   6,173,394             $26.86
Granted                                            1,101,000              53.46
Exercised                                          1,646,389              22.18
Forfeited                                            291,395              32.70
--------------------------------------------------------------------------------
Outstanding at December 31, 1998                   5,336,610              33.47
Granted                                            2,267,350              50.77
Exercised                                            551,352              27.35
Forfeited                                            447,818              41.47
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                   6,604,790              39.38
Granted                                            3,892,450              42.77
Exercised                                            155,278              23.59
Forfeited                                            784,837              46.69
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                   9,557,125             $40.42
================================================================================
Shares exercisable at
   December 31, 1998                               2,663,535             $23.64
================================================================================
Shares exercisable at
   December 31, 1999                               2,876,120             $27.55
================================================================================
Shares exercisable at
   December 31, 2000                               3,637,612             $32.07
================================================================================
     Exercise prices for options outstanding as of December 31, 2000, ranged from $12.63 to $61.00. The following table provides certain information with respect to stock options outstanding at December 31, 2000:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                 Weighted-              Average
Range of                  Stock Options            Average            Remaining
Exercise Prices             Outstanding     Exercise Price     Contractual Life
--------------------------------------------------------------------------------
Under $18.95                    772,750             $12.73                   .2
$18.95-$28.41                   566,999              21.34                  2.1
$28.42-$42.63                 1,993,776              36.04                  6.5
Over $42.63                   6,223,600              46.99                  9.0
--------------------------------------------------------------------------------
                              9,557,125             $40.42                  7.3
================================================================================
     The following table provides certain information with respect to stock options exercisable at December 31, 2000:
--------------------------------------------------------------------------------
                                                                      Weighted-
Range of                                     Stock Options              Average
Exercise Prices                                Exercisable       Exercise Price
--------------------------------------------------------------------------------
Under $18.95                                       772,750               $12.73
$18.95-$28.41                                      566,999                21.34
$28.42-$42.63                                    1,518,775                35.71
Over $42.63                                        779,088                51.95
--------------------------------------------------------------------------------
                                                 3,637,612               $32.07
================================================================================
     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1995 and thereafter, including, if materially different from reported results, disclosure of pro forma net income and earnings per share had compensation expense relating to grants made after December 31, 1994, been measured under the fair value recognition provisions of SFAS No. 123.
     The weighted-average fair values at date of grant for options granted during 2000, 1999, and 1998 were $16.50, $18.13, and $17.67, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:
--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------
Expected life in years                                5.9        5.8        5.7
Interest rate                                        6.50%      5.75%      4.54%
Volatility                                           32.2%      29.4%      29.0%
Dividend yield                                       1.12%       .95%       .90%
--------------------------------------------------------------------------------
     The Corporation's pro forma information for the years ended December 31, 2000, 1999, and 1998, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because this statement does not apply to awards granted prior to 1995. Additional stock option awards are anticipated in future years.
--------------------------------------------------------------------------------
(Dollars in Millions
Except Per Share Amounts)                            2000       1999       1998
--------------------------------------------------------------------------------
Pro forma net earnings (loss)                      $263.3     $293.9    $(755.8)
Pro forma net earnings (loss)
   per common share -- basic                       $ 3.15     $ 3.38    $ (8.23)
Pro forma net earnings (loss)
   per common share --
     assuming dilution                             $ 3.12     $ 3.33    $ (8.23)
--------------------------------------------------------------------------------


Note 16: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business's products to one of its other businesses with a presence in that country or region.
     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of the retained portion of the household products business. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation also operated several businesses that do not constitute reportable business segments. These businesses included the manufacture and sale of glass container-
forming and inspection equipment, as well as recreational and household products. As more fully described in Note 19, during 1998, the Corporation completed the sale or recapitalization of its glass container-forming and inspection equipment business, Emhart Glass; its recreational products business, True Temper Sports; and its household products businesses (excluding certain assets associated with cleaning and lighting products) in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia. Because True Temper Sports, Emhart Glass, and the divested household products businesses are not treated as discontinued operations under generally accepted accounting principles, they remain a part of the Corporation's reported results from continuing operations, and the results of operations and financial positions of these businesses have been included in the consolidated financial statements through the dates of consummation of the respective transactions. Amounts relating to these businesses are included in the following table under the caption "All Others". The results of the household products businesses included under the caption "All Others" are based upon certain assumptions and allocations. The household products businesses sold during 1998 were jointly operated with the cleaning and lighting products businesses retained by the Corporation. Further, the Corporation's divested household products businesses in Central America, the Caribbean, South America (excluding Brazil), and Australia were operated jointly with the power tools and accessories businesses. Accordingly, the results of the household products businesses included in the segment table under the caption "All Others" were determined using certain assumptions and allocations that the Corporation believes are reasonable under the circumstances.


Business Segments
(Millions of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                           Reportable Business Segments
                                   ---------------------------------------------
                                         Power    Hardware  Fastening                           Currency      Corporate,
                                       Tools &      & Home & Assembly                  All   Translation    Adjustments,    Consoli-
Year Ended December 31, 2000       Accessories Improvement    Systems      Total    Others   Adjustments  & Eliminations       dated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $3,292.9      $863.2     $518.0   $4,674.1   $    --    $  (113.3)     $       --     $4,560.8
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs and gain on sale
   of business)                          361.7       115.5       86.0      563.2        --         (6.8)          (34.1)       522.3
Depreciation and amortization             87.8        35.0       16.6      139.4        --         (2.5)           26.5        163.4
Income from equity method
   investees                              15.6          --         --       15.6        --           --             (.1)        15.5
Capital expenditures                     143.7        31.6       27.4      202.7        --         (3.3)             .8        200.2
Segment assets
   (for Consolidated, total assets)    1,863.7       547.0      284.9    2,695.6        --       (125.0)        1,519.1      4,089.7
Investment in equity method
   investees                              26.0          --         .1       26.1        --          (.2)           (1.8)        24.1
Year Ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $3,135.4      $857.7     $496.2   $4,489.3   $    --     $   31.2      $       --     $4,520.5
Segment profit (loss)
   (for Consolidated,
   operating income)                     369.8       120.7       82.7      573.2        --          2.9           (39.8)       536.3
Depreciation and amortization             85.4        30.6       15.3      131.3        --          1.0            27.7        160.0
Income from equity method
   investees                              16.8          --         --       16.8        --           --            (2.1)        14.7
Capital expenditures                     106.0        37.3       26.6      169.9        --           .9              .3        171.1
Segment assets
   (for Consolidated, total assets)    1,717.1       489.8      260.3    2,467.2        --         (3.6)        1,549.1      4,012.7
Investment in equity method
   investees                              26.3          --         .8       27.1        --           .4             2.3         29.8
Year Ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $2,840.1      $829.8     $461.7   $4,131.6    $327.6      $ 100.7      $       --     $4,559.9
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and  exit costs, gain on sale
   of businesses, and write-off
   of goodwill)                          283.7       122.1       75.3      481.1      16.2          7.4           (20.7)       484.0
Depreciation and amortization             84.3        26.7       13.3      124.3        --          3.3            27.6        155.2
Income from equity method
   investees                               8.8          --         --        8.8        --          --             (2.9)         5.9
Capital expenditures                      76.6        35.9       16.3      128.8      13.2          2.0             2.0        146.0
Segment assets
   (for Consolidated, total assets)    1,504.0       486.1      239.4    2,229.5        --         61.2         1,561.8      3,852.5
Investment in equity method
   investees                              22.5          --         .7       23.2        --          (.1)            2.4         25.5
------------------------------------------------------------------------------------------------------------------------------------

     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments", "All Others", and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted exchange rates for 2000. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs, gain on sale of businesses and, for 1998, write-off of goodwill. For certain operations located in Brazil, Mexico, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. No Corporate expenses have been allocated to divested businesses. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.
     Segment assets exclude pension and tax assets, goodwill, intercompany profit in inventory, and intercompany receivables.
     Amounts in the preceding table under the caption "Corporate, Adjustments & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and consolidated goodwill amortization. The reconciliation of segment profit to consolidated earnings (loss) before income taxes for each year, in millions of dollars, is as follows:

--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------
Segment profit for
   total reportable
   business segments                               $563.2     $573.2    $ 481.1
Segment profit for all
   other businesses                                    --         --       16.2
Items excluded from segment profit:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                                 (6.8)       2.9        7.4
   Depreciation of Corporate
     property and
     amortization of goodwill                       (26.5)     (27.7)     (27.6)
   Adjustment to businesses'
     postretirement benefit
     expenses booked
     in consolidation                                36.4       24.8       24.4
   Adjustment to eliminate
     net interest and
     non-operating expenses
     from results of certain
     operations in Brazil, Mexico,
     Venezuela, and Turkey                             .4        1.2        4.9
   Other adjustments booked
     in consolidation directly
     related to reportable
     business segments                              (14.4)     (12.4)     (20.4)
Amounts  allocated to businesses in
   arriving  at  segment  profit in
   excess of (less than)  Corporate
   center    operating    expenses,
   eliminations,  and other amounts
   identified above                                 (30.0)     (25.7)      (2.0)
--------------------------------------------------------------------------------
Operating income before
   restructuring and exit costs,
   gain on sale of businesses,
   and write-off of goodwill                        522.3      536.3      484.0
Restructuring and exit costs                         39.1         --      164.7
Gain on sale of businesses                           20.1         --      114.5
Write-off of goodwill                                  --         --      900.0
--------------------------------------------------------------------------------
   Operating income (loss)                          503.3      536.3     (466.2)
Interest expense,
   net of interest income                           104.2       95.8      114.4
Other income (expense)                                5.5         .8       (7.7)
--------------------------------------------------------------------------------
Earnings (loss)
   before income taxes                             $404.6     $441.3    $(588.3)
================================================================================

     The reconciliation of segment assets to the consolidated total assets at the end of each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------
Segment assets for
   total reportable
   business segments                             $2,695.6   $2,467.2   $2,229.5
Items excluded from segment assets:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                               (125.0)      (3.6)      61.2
   Goodwill                                         717.2      743.4      768.7
   Pension assets                                   380.0      377.0      348.8
Other Corporate assets                              421.9      428.7      444.3
--------------------------------------------------------------------------------
                                                 $4,089.7   $4,012.7   $3,852.5
================================================================================
     Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.
     Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $872.2 million, $755.9 million, and $622.3 million of the Corporation's consolidated sales for the years ended December 31, 2000, 1999, and 1998, respectively.
     The composition of the Corporation's sales by product group for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------

Consumer and professional
   power tools and
   product service                               $2,363.1   $2,318.6   $2,123.9
Consumer and professional
   accessories                                      342.9      357.3      339.8
Electric lawn and
   garden products                                  305.6      287.7      283.6
Electric cleaning and
   lighting products                                122.4      134.3       99.0
Security hardware                                   585.8      619.2      596.3
Plumbing products                                   284.3      260.6      257.0
Fastening and assembly
   systems                                          506.0      498.4      461.0
Household products                                   50.7       44.4      197.1
Glass container-forming
   and inspection equipment                            --         --      130.3
Recreational products                                  --         --       71.9
--------------------------------------------------------------------------------
                                                 $4,560.8   $4,520.5   $4,559.9
================================================================================
     The Corporation markets its products and services in over 100 countries and has manufacturing sites in ten countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation's sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------

United States                                    $2,922.5   $2,825.2   $2,703.7
Canada                                              149.8      137.0      137.4
--------------------------------------------------------------------------------
   North America                                  3,072.3    2,962.2    2,841.1
Europe                                            1,138.5    1,255.5    1,364.5
Other                                               350.0      302.8      354.3
--------------------------------------------------------------------------------
                                                 $4,560.8   $4,520.5   $4,559.9
================================================================================
     The composition of the Corporation's property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------
United States                                      $466.4     $471.0     $469.0
United Kingdom                                      100.5      121.2      118.3
Other countries                                     181.2      147.4      140.3
--------------------------------------------------------------------------------
                                                   $748.1     $739.6     $727.6
================================================================================


NOTE 17: OTHER INCOME (EXPENSE)
Other income for 2000 and 1999 was not significant. Other expense for 1998 primarily included currency losses.


NOTE 18: LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2000, 1999, and 1998 amounted to $83.6 million, $84.0 million, and $81.4 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2000, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
2001                                                                    $  56.2
2002                                                                       47.6
2003                                                                       37.8
2004                                                                       30.3
2005                                                                       21.7
Thereafter                                                                 21.0
--------------------------------------------------------------------------------
                                                                         $214.6
================================================================================

NOTE 19: STRATEGIC REPOSITIONING AND 2000 RESTRUCTURING ACTIONS
Overview: During 2000, the Corporation completed the final elements of its comprehensive strategic repositioning plan, recognizing a $20.1 million gain related to the 1998 recapitalization of the True Temper Sports business and recording an additional restructuring charge of $9.5 million to rationalize manufacturing in its Hardware and Home Improvement segment. Also during 2000, the Corporation took further actions to reduce costs in its Power Tools and Accessories segment and recorded an additional restructuring charge of $29.6 million, bringing the total restructuring charge recorded by the Corporation during 2000 to $39.1 million.
     The strategic repositioning plan, approved by the Corporation's Board of Directors on January 26, 1998, was designed to intensify focus on core operations and improve operating performance. The strategic repositioning plan included the following components: (i) the divestiture of non-strategic businesses; (ii) the repurchase of approximately 10% of the Corporation's outstanding common stock over a two-year period; and (iii) a restructuring of the Corporation's remaining businesses. Also on January 26, 1998, the Board of Directors elected to authorize a change in the basis upon which the Corporation evaluates goodwill for impairment.

Divestitures: The Corporation completed the divestiture element of its strategic repositioning plan during 1998 through the sale of its household products businesses in North America, Central America, the Caribbean, South America (excluding Brazil), and Australia, recapitalization of its recreational products business, and sale of its glass container-forming and inspection equipment business. The Corporation elected to retain the cleaning and lighting products component of the household products businesses.
     In mid-1998, the Corporation completed the sale to Applica Incorporated (formerly known as Windmere-Durable Holdings, Inc.) of the household products businesses for $315.0 million. As part of the transaction, the Corporation retained certain liabilities and agreed to license the Black & Decker name to Applica in existing household product categories for a period of six and one-half years on a royalty-free basis, with extension options upon request of Applica and at the discretion of the Corporation on a royalty-bearing basis. At the request of Applica, additional product categories may be licensed at the Corporation's option on a royalty-bearing basis.
     On September 22, 1998, the Corporation completed the sale of its glass container-forming and inspection equipment business, Emhart Glass. In connection with the sale, the Corporation received cash of $178.7 million.
     On September 30, 1998, the Corporation completed the recapitalization of its recreational products business, True Temper Sports. In connection with the transaction, the Corporation received $177.7 million in cash and retained approximately 6% of preferred and common stock of the recapitalized company, now known as True Temper Corporation, valued at approximately $4 million. In addition, the Corporation received a senior increasing rate discount note payable by True Temper Corporation, in an initial accreted amount of $25.0 million. Because True Temper Corporation was a highly leveraged entity and there was no active market for the note, the Corporation fully reserved the $25.0 million note at the time of the divestiture and continued to reserve the note through December 31, 1999. During 2000, the Corporation sold the note, together with its remaining interest in True Temper Corporation, for $25.0 million and recognized a gain of $20.1 million.
     Net proceeds of $653.6 million received in 1998 from these divestitures were utilized in the repurchase of a portion of the Corporation's outstanding common stock and to fund the restructuring program described below.

Repurchase of Common Stock: The second element of the strategic repositioning plan -- the planned repurchase of approximately 10% of its common stock over a two-year period -- was completed during 1999 when the Corporation repurchased 610,900 shares of common stock at an aggregate cost of $32.1 million, supplementing the 9,025,400 shares of common stock repurchased during 1998 at an aggregate cost of $464.3 million. Net proceeds from the sale of divested businesses were used to fund the stock repurchase program.

Restructuring Charge: During 2000, the Corporation recorded a restructuring charge of $9.5 million to rationalize manufacturing in its Hardware and Home Improvement segment, completing the third element of the strategic repositioning plan -- a restructuring program undertaken to reduce fixed costs. Also during 2000, the Corporation took further actions to reduce costs in its Power Tools and Accessories segment and recorded an additional restructuring charge of $29.6 million, bringing the total restructuring charge recorded by the Corporation during 2000 to $39.1 million. Included in those additional cost reduction initiatives are the transfer of certain production from manufacturing facilities in the United Kingdom to lower-cost facilities in China, reductions in administrative functions, principally in Europe, and the integration of the accessories business in North America into the professional and consumer power tools businesses.
     The major component of the 2000 restructuring charge related to the net elimination of approximately 400 positions. As a result, an accrual of $21.4 million, principally related to the Power Tools and Accessories segment in Europe, was included in the restructuring charge. The Corporation also took action to rationalize manufacturing and reduce administrative costs. As a result, the restructuring charge recognized in 2000 also includes a $13.9 million write-down of machinery and equipment to fair value. Such write-down primarily related to the Hardware and Home Improvement segment's operations in the United States and to the European and United States businesses of the Power Tools and Accessories segment. The balance of the 2000 restructuring charge, or $3.8 million, primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.
     The Corporation commenced the restructuring program and recorded a restructuring charge of $164.7 million during 1998. During 1999, the Corporation recognized $13.1 million of additional restructuring and exit costs, but those additional costs were offset by a gain realized in 1999 on the sale of a facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge and by the reversal during 1999 of certain severance accruals, established as part of the 1998 restructuring charge, which were no longer necessary.

     The principal component of the 1998 restructuring charge, as adjusted in 1999, related to the elimination of approximately 5,000 positions. As a result, an accrual of $121.5 million, principally associated with the Power Tools and Accessories segment in Europe and North America, was included in the restructuring charge. Included in that accrual were costs of approximately $30 million related to the acceptance of a voluntary retirement plan by certain employees in the United States. Also included in that accrual was $8.1 million related to severance actions taken in the divested businesses and with respect to the closure of a facility in Kuantan, Malaysia. The Kuantan facility manufactured household products predominantly for sale in the United States and was not included in the assets sold with the household products business.
     To reduce fixed costs, the Corporation took actions to rationalize certain manufacturing, sales, and administrative operations, resulting in the closure of a number of facilities. As a result, the 1998 restructuring charge, as adjusted in 1999, also included a $25.3 million write-down to fair value -- less, if applicable, costs to sell -- of certain land, buildings, and equipment. Included in that $25.3 million write-down was $9.0 million related to the closure of the Kuantan facility described above. The balance of the write-down to fair value primarily related to long-lived assets of the Power Tools and Accessories segment in Europe and North America and is net of gains of $8.9 million and $8.7 million realized in 1999 and 1998, respectively, on the sales of facilities exited as part of the restructuring plan that had fair values in excess of net book values at the time of the restructuring charge.
     As of December 31, 2000, all facilities exited as part of the strategic repositioning plan had been sold with the exception of two facilities. The carrying value of those facilities at December 31, 2000, was not significant.
     The remaining 1998 restructuring charge, as adjusted in 1999, of $17.9 million primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations associated with the Power Tools and Accessories segment in Europe, for which no future benefit will be realized and to the settlement of claims in 1999 regarding a divested business.

Change in Accounting for Goodwill: As a consequence of the strategic repositioning plan, the Corporation elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, the Corporation estimates the future discounted cash flows of the businesses to which goodwill relates. When such estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions. Future discounted cash flows for the recreational products business, the glass container-forming and inspection equipment business, and the household products businesses in North America, Latin America, and Australia included an estimate of the proceeds from the sale of such businesses, net of associated selling expenses and taxes. The Corporation believes that measurement of the value of goodwill through a discounted cash flow approach is preferable in that such a measurement facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current -- and with respect to the businesses sold, provided a more realistic -- valuation than the undiscounted approach.
     In connection with the Corporation's change in accounting policy with respect to measurement of goodwill impairment, $900.0 million of goodwill was written off through a charge to operations during 1998 and represented a per-share net loss of $9.80 both on a basic and a diluted basis for 1998. That write-off of goodwill, which related to the Hardware and Home Improvement segment and the Fastening and Assembly Systems segment, and included a $40.0 million write-down of goodwill associated with one of the divested businesses, represented the amount necessary to write-down the carrying values of goodwill for those businesses to the Corporation's best estimate, as of January 1, 1998, of those businesses' future discounted cash flows using the methodology described in the preceding paragraph. This change represented a change in accounting principle that is indistinguishable from a change in estimate.


NOTE 20: LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
     The Corporation also is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Corporation currently owns and operates or has previously sold (on-site). For off-site claims, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For on-site matters associated with properties previously sold, the Corporation considers the terms of sale as well as applicable federal and state laws to determine if it has any remaining liability. If the Corporation is determined to have potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     Insurance recoveries for environmental and certain general liability claims are not recognized until realized. In the opinion of the Corporation, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
     As of December 31, 2000, the Corporation had no known probable but inestimable exposures that could have a material effect on the Corporation.


NOTE 21: QUARTERLY RESULTS (UNAUDITED)

------------------------------------------------------------------------------------------------------------
(Millions of Dollars Except Per Share Data)               First       Second           Third        Fourth
Year Ended December 31, 2000                            Quarter       Quarter        Quarter       Quarter
------------------------------------------------------------------------------------------------------------

Sales                                                  $1,037.6       $1,126.4      $1,133.2       $1,263.6
Gross margin                                              363.0          426.7         425.9          456.2
Net earnings                                               60.2           83.0          86.3           52.5
============================================================================================================

Net earnings per common share -- basic                 $    .70       $    .98      $   1.04       $    .65
============================================================================================================

Net earnings per common share -- assuming dilution     $    .69       $    .97      $   1.03       $    .64
============================================================================================================

Year Ended December 31, 1999
------------------------------------------------------------------------------------------------------------

Sales                                                  $  978.5       $1,084.2      $1,110.6       $1,347.2
Gross margin                                              350.3          413.0         416.6          506.2
Net earnings                                               39.2           70.7          75.3          115.1
============================================================================================================

Net earnings per common share -- basic                 $    .45       $    .81      $    .87       $   1.32
============================================================================================================

Net earnings per common share -- assuming dilution     $    .44       $    .80      $    .85       $   1.31
============================================================================================================

     Results for the first quarter of 2000 included a gain on sale of business of $20.1 million ($13.1 million net of tax). Results for the fourth quarter of 2000 included a restructuring charge of $39.1 million ($27.6 million net of tax).
     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share amounts.

Report of Independent Auditors
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Ernst & Young LLP
Baltimore, Maryland
January 25, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
   Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001, under the captions "Voting Securities" and "Security Ownership of Management" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001, under the caption "Executive Compensation" and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)  List of Financial Statements
The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

   Consolidated Statement of Earnings - years ended December 31, 2000, 1999, and 1998.

   Consolidated Balance Sheet - December 31, 2000 and 1999.

   Consolidated Statement of Stockholders' Equity - years ended December 31, 2000, 1999, and 1998.

   Consolidated Statement of Cash Flows - years ended December 31, 2000, 1999, and 1998.

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

(3)  List of Exhibits
The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit 2
Amendment No. 4 dated as of January 6, 2000, to the Transaction Agreement dated as of July 12, 1998, by and between The Black & Decker Corporation and Bucher Holding AG, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 3(a)
Articles of Restatement of the Charter of the Corporation, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, are incorporated herein by reference.

Exhibit 3(b)
Bylaws of the Corporation, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, is incorporated herein by reference.

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

Exhibit 10(a)
The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.

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

Exhibit 10(p)(4)
Amendment No. 3 to The Black & Decker Supplement Retirement Savings Plan dated as of July 20, 2000, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

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

Exhibit 10(w)(1)
Form of Amendment and Restatement of Severance Benefits Agreement by and between the Corporation and approximately 16 of its key employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(w)(2)
Form of Severance Benefits Agreement by and between the Corporation and approximately 16 of its key employees, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(x)(1)
Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(x)(2)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(y)(1)
Severance Benefits Agreement, dated April 27, 1999, by and between the Corporation and Paul F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 10(y)(2)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Paul F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(z)(1)
Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Charles E. Fenton, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Exhibit 10(z)(2)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Charles E. Fenton, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(aa)
Letter  Agreement  dated April 19, 1999, by and between the Corporation and Paul
F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 10(bb)(1)
Severance Benefits Agreement, dated November 1, 1999, by and between the Corporation and Michael D. Mangan.

Exhibit 10(bb)(2)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Michael D. Mangan.

Exhibit 10(cc)(1)
Amendment and Restatement of Severance Benefits Agreement, dated January 1, 1997, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 10(cc)(2)
Special Deferral Agreement, dated February 7, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 10(cc)(3)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(dd)(1)
The Black & Decker 1996 Employee Stock Purchase Plan, included in the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

Exhibit 10(dd)(2)
Amendment to The Black & Decker 1996 Employee Stock Purchase Plan, as adopted on February 12, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Items 10(a) through 10(dd)(2) constitute management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this report.

Exhibit 10(ee)
Distribution Agreement dated September 9, 1994, by and between the Corporation, Lehman Brothers Inc., Citicorp Securities, Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, NationsBanc Capital Markets, Inc. and Salomon Brothers Inc., included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

Exhibit 12
Computation of Ratios.

Exhibit 21
List of Subsidiaries.

Exhibit 23
Consent of Independent Auditors.

Exhibit 24
Powers of Attorney.

   All other items are "not applicable" or "none".

(b)  Reports on Form 8-K
The Corporation filed the following reports on Form 8-K during the three months ended December 31, 2000:
   On October 18, 2000, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the three and nine months ended October 1, 2000.
   On December 15, 2000, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had announced lower earnings expectations for the fourth quarter of 2000 and for 2001.
   All other items are "not applicable" or "none".

(c)  Exhibits
The exhibits required by Item 601 of Regulation S-K are filed herewith.

(d)  Financial Statement Schedules and Other Financial Statements
The Financial Statement Schedule required by Regulation S-X is filed herewith.



SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                             Balance    Additions                      Other
                                                                  at   Charged to                    Changes      Balance
                                                           Beginning    Costs and                        Add       at End
Description                                                of Period     Expenses   Deductions        (Deduct)  of Period
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
Reserve for doubtful accounts and cash discounts               $53.3        $64.8        $65.4(a)      $ (.9)(b)    $51.8
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
Reserve for doubtful accounts and cash discounts               $44.3        $66.3        $55.6(a)      $(1.7)(b)    $53.3
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
Reserve for doubtful accounts and cash discounts               $47.8        $66.8        $65.8(a)      $(4.5)(b)    $44.3
--------------------------------------------------------------------------------------------------------------------------

(a)Accounts written off during the year and cash discounts taken by customers.
(b)Primarily includes currency translation adjustments and, for 1998, the write-off of $4.3 million of reserves associated with divested businesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE BLACK & DECKER CORPORATION

Date:  February 21, 2001                        By   /s/ NOLAN D. ARCHIBALD
       -----------------                             ----------------------
                                                     Nolan D. Archibald
                                                     Chairman, President, and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Title                               Date
--------------------------------------------------------------------------------


Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                         February 21, 2001
----------------------                                         -----------------
Nolan D. Archibald              Chairman, President, and
                                Chief Executive Officer

Principal Financial Officer

/s/MICHAEL D. MANGAN                                           February 21, 2001
--------------------                                           -----------------
Michael D. Mangan               Senior Vice President and
                                Chief Financial Officer

Principal Accounting Officer


/s/CHRISTINA M. McMULLEN                                       February 21, 2001
------------------------                                       -----------------
Christina M. McMullen           Vice President and Controller

--------------------------------------------------------------------------------

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.


             Nolan D. Archibald                Manual A. Fernandez
             Barbara L. Bowles                 Anthony Luiso
             M. Anthony Burns                  Mark H. Willes
             Malcolm Candlish

By   /s/ NOLAN D. ARCHIBALD                             Date:  February 21, 2001
     ----------------------                                    -----------------
     Nolan D. Archibald
     Attorney-in-Fact