Form 10-Q
period 2001-04-01
BLACK & DECKER CORP
filed 2001-05-15
CIK 12355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934
For the quarterly period ended                     April 1, 2001
                               -------------------------------------------------
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

The number of shares of Common Stock outstanding as of April 27, 2001:
81,272,970
----------

The exhibit  index as required by item 601(a) of  Regulation  S-K is included in this report.

                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

                                INDEX - FORM 10-Q

                                  April 1, 2001

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months Ended April 1, 2001 and April 2, 2000              3

    Consolidated Balance Sheet
       April 1, 2001 (Unaudited) and December 31, 2000                         4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Three Months Ended April 1, 2001 and April 2, 2000              5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Three Months Ended April 1, 2001 and April 2, 2000              6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 4. Submission of Matters to a Vote of Security Holders                   24

Item 6. Exhibits and Reports on Form 8-K                                      25

SIGNATURES                                                                    26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

                                                               Three Months Ended
---------------------------------------------------------------------------------------
                                                      April 1, 2001      April 2, 2000
---------------------------------------------------------------------------------------
Sales                                                        $979.0           $1,037.6
   Cost of goods sold                                         636.4              674.6
   Selling, general, and administrative expenses              270.2              271.5
   Gain on sale of business                                      --               20.1
---------------------------------------------------------------------------------------
Operating Income                                               72.4              111.6
   Interest expense (net of interest income)                   22.4               23.8
   Other expense                                                2.7                 .4
---------------------------------------------------------------------------------------
Earnings Before Income Taxes                                   47.3               87.4
   Income taxes                                                14.2               27.2
---------------------------------------------------------------------------------------
Net Earnings                                                 $ 33.1           $   60.2
=======================================================================================

Net Earnings Per Common Share - Basic                         $ .41              $ .70
=======================================================================================
Shares Used in Computing Basic Earnings Per Share
   (in Millions)                                               81.1               86.0
=======================================================================================

Net Earnings Per Common Share - Assuming
   Dilution                                                   $ .40              $ .69
=======================================================================================
Shares Used in Computing Diluted Earnings Per Share
   (in Millions)                                               81.7               86.9
=======================================================================================

Dividends Per Common Share                                    $ .12              $ .12
=======================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------------
                                              April 1, 2001
                                                (Unaudited)         December 31, 2000
--------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  149.3                  $  135.0
Trade receivables                                     754.7                     783.1
Inventories                                           877.8                     844.0
Other current assets                                  194.7                     199.9
--------------------------------------------------------------------------------------
   Total Current Assets                             1,976.5                   1,962.0
--------------------------------------------------------------------------------------
Property, Plant, and Equipment                        745.0                     748.1
Goodwill                                              711.1                     717.2
Other Assets                                          693.2                     662.4
--------------------------------------------------------------------------------------
                                                   $4,125.8                  $4,089.7
======================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $  556.9                  $  402.9
Current maturities of long-term debt                   38.8                      47.7
Trade accounts payable                                340.7                     367.6
Other accrued liabilities                             691.7                     814.1
--------------------------------------------------------------------------------------
   Total Current Liabilities                        1,628.1                   1,632.3
--------------------------------------------------------------------------------------
Long-Term Debt                                        772.9                     798.5
Deferred Income Taxes                                 219.7                     221.0
Postretirement Benefits                               250.4                     240.6
Other Long-Term Liabilities                           487.7                     479.8
Common Stock Under Equity Forwards                     25.5                      25.1
Stockholders' Equity
Common stock, par value $.50 per share                 40.6                      40.2
Capital in excess of par value                        585.0                     560.0
Retained earnings                                     287.3                     264.0
Accumulated other comprehensive income (loss)        (171.4)                   (171.8)
--------------------------------------------------------------------------------------
   Total Stockholders' Equity                         741.5                     692.4
--------------------------------------------------------------------------------------
                                                   $4,125.8                  $4,089.7
======================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

---------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                       Outstanding              Capital in                     Other           Total
                                            Common        Par    Excess of    Retained Comprehensive   Stockholders'
                                            Shares      Value    Par Value    Earnings Income (Loss)          Equity
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999            87,190,240      $43.6       $843.3      $ 21.9       $(107.7)         $801.1
Comprehensive income:
   Net earnings                                 --         --           --        60.2            --            60.2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --           (.2)            (.2)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     --         --           --        60.2           (.2)           60.0
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --       (10.2)           --           (10.2)
Purchase and retirement of
   common stock (net of 255,791
   shares issued under equity
   forwards)                            (2,185,209)      (1.1)       (90.3)         --            --           (91.4)
Common stock issued under
   employee benefit plans                   96,404        --           3.3          --            --             3.3
---------------------------------------------------------------------------------------------------------------------
Balance at April 2, 2000                85,101,435      $42.5       $756.3      $ 71.9       $(107.9)         $762.8
=====================================================================================================================

Balance at December 31, 2000            80,343,094      $40.2       $560.0      $264.0       $(171.8)         $692.4
Comprehensive income:
   Net earnings                                 --         --           --        33.1            --            33.1
   Cumulative effect of accounting
     change (net of tax)                        --         --           --          --           (.7)            (.7)
   Net gain on derivative
     instruments (net of tax)                   --         --           --          --           5.4             5.4
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (4.3)           (4.3)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --         --           --        33.1            .4            33.5
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                 --         --           --        (9.8)           --            (9.8)
Common stock retired under
   equity forwards                        (240,276)       (.1)          .1          --            --              --
Common stock under equity
   forwards                                     --         --          (.4)         --            --             (.4)
Common stock issued under
   employee benefit plans                1,157,152         .5         25.3          --            --            25.8
---------------------------------------------------------------------------------------------------------------------
Balance at April 1, 2001                81,259,970      $40.6       $585.0      $287.3       $(171.4)         $741.5
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

                                                              Three Months Ended
---------------------------------------------------------------------------------------
                                                     April 1, 2001        April 2, 2000
---------------------------------------------------------------------------------------
Operating Activities
Net earnings                                              $   33.1             $  60.2
Adjustments to reconcile net earnings to
   cash flow from operating activities:
   Gain on sale of business                                     --               (20.1)
   Non-cash charges and credits:
     Depreciation and amortization                            43.3                42.3
     Other                                                    (1.8)               (4.2)
   Changes in selected working capital items:
     Trade receivables                                        33.7                27.0
     Inventories                                             (29.7)              (68.0)
     Trade accounts payable                                  (26.9)               39.9
   Restructuring spending                                     (3.4)               (4.5)
   Changes in other assets and liabilities                  (122.0)              (91.1)
---------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                       (73.7)              (18.5)
---------------------------------------------------------------------------------------
Investing Activities
Proceeds from sale of business                                  --                25.0
Proceeds from disposal of assets                                .2                 1.1
Capital expenditures                                         (38.8)              (66.6)
Cash inflow from hedging activities                           15.4                75.1
Cash outflow from hedging activities                         (15.8)              (76.8)
---------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                       (39.0)              (42.2)
---------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                    (112.7)              (60.7)
Financing Activities
Net increase in short-term borrowings                        153.0               144.6
Payments on long-term debt                                   (40.1)               (3.8)
Purchase of common stock                                        --               (91.4)
Issuance of common stock                                      22.6                 5.9
Cash dividends                                                (9.8)              (10.2)
---------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                       125.7                45.1
Effect of exchange rate changes on cash                        1.3                 (.7)
---------------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents              14.3               (16.3)
Cash and cash equivalents at beginning of period             135.0               147.3
---------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                $  149.3             $ 131.0
=======================================================================================

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
     Operating  results for the three-month  period ended April 1, 2001, are not necessarily  indicative  of the results  that may be expected  for a full fiscal year. For further  information,  refer to the consolidated  financial statements and notes included in the Corporation's  Annual Report on Form 10-K for the year ended December 31, 2000.
     Certain  amounts  presented for the three months ended April 2, 2000,  have been reclassified to conform to the 2001 presentation.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLE
Effective  January 1, 2001,  the  Corporation  adopted  Statement  of  Financial
Accounting  Standards (SFAS) No. 133, Accounting for Derivative  Instruments and
Hedging  Activities,  as amended.  SFAS No. 133  requires  that the  Corporation recognize all  derivatives  on the balance  sheet at fair value and  establishes criteria for designation and effectiveness of hedging relationships. At the time of its adoption of SFAS No. 133 on January 1, 2001, the  Corporation  recognized an after-tax reduction of $.7 million to other comprehensive income, a component of stockholders' equity, as a cumulative effect adjustment.
     The Corporation is exposed to market risks arising from changes in interest rates.  With  products  and  services  marketed in over 100  countries  and with manufacturing  sites in ten countries,  the Corporation also is exposed to risks arising from changes in foreign currency rates. The Corporation uses derivatives principally in the management of interest rate and foreign currency exposure. It does not utilize  derivatives  that contain  leverage  features.  On the date on which the Corporation enters into a derivative,  the derivative is designated as a hedge of the  identified  exposure.  The  Corporation  formally  documents all relationships  between  hedging  instruments  and hedged  items,  as well as its
risk-management   objective   and  strategy  for   undertaking   various   hedge
transactions. In this documentation, the Corporation specifically identifies the asset, liability,  firm commitment,  forecasted  transaction,  or net investment that  has  been  designated  as the  hedged  item  and  states  how the  hedging instrument  is  expected  to reduce the risks  related to the hedged  item.  The
Corporation  measures  effectiveness of its hedging  relationships both at hedge inception and on an ongoing basis.
     For each  derivative  instrument that is designated and qualifies as a fair value  hedge,  the  gain  or loss on the  derivative  instrument  as well as the offsetting  loss or gain on the hedged item  attributable to the hedged risk are recognized in current  earnings  during the period of the change in fair values.
For each  derivative  instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component  of other  comprehensive  income and  reclassified  into earnings  in the same  period or

periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative  instrument in excess of the cumulative  change in the present  value of future cash flows of the hedged item, if any, is recognized in
current   earnings   during  the  period  of  change.   For  hedged   forecasted
transactions,  hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, and previously deferred hedging gains or losses would be recorded to earnings  immediately.  For derivatives that are designated and qualify as hedges of net  investments in  subsidiaries  located  outside the
United  States,  the gain or loss is reported in other  comprehensive  income as part of the  cumulative  translation  adjustment to the extent the derivative is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.
     Interest Rate Risk  Management: The Corporation  manages its interest rate risk,  primarily  through the use of interest rate swap agreements,  in order to achieve a cost-effective mix of fixed and variable rate  indebtedness.  It seeks to issue debt  opportunistically,  whether at fixed or  variable  rates,  at the lowest  possible costs.  The  Corporation  may, based upon its assessment of the future  interest  rate  environment,  elect to  manage  its  interest  rate risk associated  with  changes in the fair value of its  indebtedness,  or the future cash flows  associated with its  indebtedness,  through the use of interest rate swaps.
     The Corporation  has designated each of its outstanding  interest rate swap agreements as fair value hedges of the  underlying  fixed rate  obligation.  The fair value of the interest  rate swap  agreements is recorded in other assets or other long-term  liabilities  with a  corresponding  increase or decrease in the fixed rate  obligation.  The changes in the fair value of the interest rate swap agreements and the underlying  fixed rate  obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense and other expense components of the statement of earnings.  The  Corporation  has  structured  all existing interest rate swap agreements to be 100% effective.  As a result, there is no current impact to earnings resulting from hedge ineffectiveness.
     The  amounts  exchanged  by  the   counterparties  to  interest  rate  swap
agreements  normally  are based  upon the  notional  amounts  and  other  terms, generally related to interest rates, of the derivatives.  While notional amounts of interest  rate swaps form part of the basis for the amounts  exchanged by the
counterparties,   the  notional  amounts  are  not  themselves   exchanged  and,
therefore,  do not represent a measure of the  Corporation's  exposure as an end user of derivatives.
     The Corporation's  portfolio of interest rate swaps instruments as of April
1, 2001, and December 31, 2000,  consisted of $588.0 million notional amounts of fixed to  variable  rate swaps  with a  weighted-average  fixed rate  receipt of
6.17%.  The fair value of interest rate swaps as of April 1, 2001,  and December
31,  2000,  was a net gain of  $10.3  million  and a net  loss of $4.2  million, respectively. Credit exposure on interest rate swaps at April 1, 2001, was $12.6 million. No credit exposure on interest rate swaps existed at December 31, 2000.
     Foreign Currency  Management: The Corporation  enters into various foreign currency  contracts in managing its foreign currency  exchange risk.  Generally, the foreign currency contracts have maturity dates of less than eighteen months.
The contractual  amounts of foreign currency  derivatives,  principally  forward exchange  contracts  and  purchased  options,  generally  are  exchanged  by the counterparties.  The Corporation's  foreign currency  derivatives are designated to,  and  generally  are  denominated  in  the  currencies  of,  the  underlying exposures.  To minimize the volatility of reported  equity,  the Corporation may hedge,  on a limited  basis,  a portion of its net  investment  in  subsidiaries located  outside the United States through the use of

foreign currency forward contracts and purchased foreign currency options.
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
     The Corporation hedges its foreign currency transaction  exposure,  as well as certain forecasted  transactions,  based on management's judgment,  generally through forward exchange and option contracts. Some of the contracts involve the exchange  of  two  foreign  currencies  according  to  the  local  needs  of the subsidiary.  Some  natural  hedges  also are used to  mitigate  transaction  and forecasted exposures.
     The fair value of the forward  exchange  and option  contracts  at April 1,
2001, was a net gain of $5.1 million. The fair value of foreign currency related derivatives are generally  included in the  Consolidated  Balance Sheet in other current assets and other accrued  liabilities.  The earnings impact of cash flow hedges  relating to forecasted  purchases of inventory is generally  reported in cost of sales to match the  underlying  transaction  being hedged.  Realized and unrealized  gains  and  losses  on  these  instruments  are  deferred  in  other comprehensive income until the underlying transaction is recognized in earnings.
The  earnings  impact of cash flow hedges  relating to the  variability  in cash flows  associated with foreign  currency  denominated  assets and liabilities is reported in cost of sales or other expense depending on the nature of the assets or liabilities being hedged. The amounts deferred in other comprehensive  income associated with these instruments generally relate to foreign currency spot-rate to  forward-rate  differentials  and are recognized in earnings over the term of the hedge. The discount or premium relating to cash flow hedges  associated with foreign  currency  denominated  assets  and  liabilities  is  recognized  in net interest expense over the life of the hedge.
     At April 1, 2001, the Corporation has recognized $4.7 million (net of taxes
of  $2.6  million)  of  net  deferred   hedging  gains  in   accumulated   other
comprehensive  income.  During  the  three  months  ended  April  1,  2001,  the
Corporation  reclassified  $.2 million of net deferred hedging gains to earnings from accumulated other comprehensive income, principally amounts included in the
January 1,  2001,  transition  adjustment.  At April 1,  2001,  the  Corporation expects to reclassify  $4.7 million of pre-tax  gains on derivative  instruments from accumulated other  comprehensive  income to earnings during the next twelve months.
     Hedge  ineffectiveness  and the  portion  of  derivative  gains  or  losses
excluded  from  the   assessments   of  hedge   effectiveness   related  to  the
Corporation's outstanding cash flow hedges that were recorded to earnings during the quarter ended April 1, 2001,  were a net loss of $1.8  million.  This amount principally relates to the change in the time value of purchased options that is excluded from the assessment of hedge  effectiveness  and is included in cost of sales in the Consolidated Statement of Earnings.

NOTE 3: INVENTORIES
The  components of inventory at the end of each period,  in millions of dollars, consisted of the following:

                                       April 1, 2001          December 31, 2000
--------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process        $  225.7                   $  219.6
   Finished products                           658.9                      627.9
--------------------------------------------------------------------------------
                                               884.6                      847.5
Excess of FIFO cost over LIFO
   inventory value                              (6.8)                      (3.5)
--------------------------------------------------------------------------------
                                            $  877.8                   $  844.0
================================================================================
     Inventories  are stated at the lower of cost or market.  The cost of United
States  inventories is based primarily on the last-in,  first-out (LIFO) method;
all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                       April 1, 2001          December 31, 2000
--------------------------------------------------------------------------------
Goodwill                                 $   1,301.0                 $  1,300.5
Less accumulated amortization                  589.9                      583.3
--------------------------------------------------------------------------------
                                         $     711.1                 $    717.2
================================================================================

NOTE 5: LONG-TERM DEBT
Indebtedness  of  subsidiaries  of the  Corporation  in the aggregate  principal amounts of $330.2 million and $599.6  million were included in the  Consolidated
Balance Sheet at April 1, 2001, and December 31, 2000,  respectively,  under the captions  short-term  borrowings,  current  maturities  of long-term  debt,  and long-term debt.
    As more  fully  described  in Note 12 of  Notes  to  Consolidated  Financial
Statements,  in April 2001,  the  Corporation  replaced its  expiring  unsecured revolving credit facilities with two new unsecured revolving credit facilities.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest  expense  (net of  interest  income)  for each  period,  in millions of dollars, consisted of the following:

                                                   Three Months Ended
--------------------------------------------------------------------------------
                                       April 1, 2001              April 2, 2000
--------------------------------------------------------------------------------
Interest expense                              $ 34.6                     $ 35.1
Interest (income)                              (12.2)                     (11.3)
--------------------------------------------------------------------------------
                                              $ 22.4                     $ 23.8
================================================================================

NOTE 7: OTHER EXPENSE
Other  expense  of $2.7  million  for the  three  months  ended  April 1,  2001, consisted  primarily of dividends  related to preferred  shares of a subsidiary.
For additional  information on the  subsidiary's  preferred  shares,  which were issued during the fourth quarter of 2000,  see Note 12 of Notes to  Consolidated
Financial  Statements  included in Item 8 of the Corporation's  Annual Report on
Form 10-K for the year ended  December  31,  2000.  Other  expense for the three months ended April 2, 2000, was not material.

NOTE 8: BUSINESS SEGMENTS
The following  table  provides  selected  financial  data for the  Corporation's business segments (in millions of dollars):

                                           Reportable Business Segments
                                   -----------------------------------------------
                                         Power     Hardware   Fastening                Currency      Corporate,
                                       Tools &       & Home  & Assembly             Translation    Adjustments,
Three Months Ended April 1, 2001   Accessories  Improvement     Systems      Total  Adjustments  & Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $656.4       $200.9      $123.5   $  980.8       $ (1.8)          $   -       $  979.0
Segment profit (loss) (for
    Consolidated, operating income)       35.0         17.4        19.5       71.9          (.2)             .7           72.4
Depreciation and amortization             23.2          9.9         3.8       36.9          (.1)            6.5           43.3
Capital expenditures                      25.9          9.4         3.3       38.6          (.3)             .5           38.8

Three Months Ended April 2, 2000
-------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $679.9       $200.5      $132.3   $1,012.7       $ 24.9           $   -       $1,037.6
Segment profit (loss) (for
     Consolidated, operating income
   before gain on sale of business)       53.2         19.1        22.3       94.6          2.3            (5.4)          91.5
Depreciation and amortization             21.0          9.8         3.9       34.7           .9             6.7           42.3
Capital expenditures                      51.0          7.1         6.9       65.0          1.4              .2           66.6

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
     The  Corporation  assesses  the  performance  of  its  reportable  business segments based upon a number of factors,  including  segment profit. In general, segments follow the same accounting policies as those described in Note 1 of the
Corporation's  Annual Report on Form 10-K for the year ended  December 31, 2000, except  with  respect  to  foreign  currency  translation  and except as further indicated below. The financial statements of a segment's operating units located outside  of  the

United States,  except those units operating in highly  inflationary  economies, are generally measured using the local currency as the functional currency.  For these units located outside of the United States, segment assets and elements of segment profit are translated  using budgeted rates of exchange.  Budgeted rates of exchange are  established  annually and, once  established,  all prior period segment  data is  restated  to reflect  the  current  year's  budgeted  rates of exchange.  The  amounts  included  in the  preceding  table  under the  captions
"Reportable Business Segments" and "Corporate,  Adjustments, & Eliminations" are
reflected at the  Corporation's  budgeted  exchange  rates for 2001. The amounts included  in  the  preceding  table  under  the  caption  "Currency  Translation
Adjustments"  represent the difference between  consolidated  amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange  applicable under accounting  principles  generally  accepted in the
United States.
     Note 16 of Notes to Consolidated Financial Statements included in Item 8 of the  Corporation's  Annual  Report on Form 10-K for the year ended  December 31,
2000,  reflected the  translation of certain  segment data at the  Corporation's budgeted rates of exchange for 2000. For informational purposes, the Corporation has  included  in its  Current  Report  on Form 8-K,  filed on April  23,  2001, selected  unaudited  supplemental  information  about its business  segments for
2000,  1999, and 1998 updated to reflect the  translation of elements of segment profit and certain other  segment data at the  Corporation's  budgeted  rates of exchange for 2001.
     Segment profit excludes interest income and expense,  non-operating  income and expense, goodwill amortization, adjustments to eliminate intercompany profit in  inventory,  and income tax expense.  In addition,  segment  profit  excludes restructuring  and exit  costs  and the gain on sale of  business.  For  certain operations located in Brazil, Mexico,  Venezuela,  and Turkey, segment profit is reduced by net  interest  expense and  non-operating  expenses.  In  determining segment profit,  expenses relating to pension and other postretirement  benefits are based solely upon estimated service costs.  Corporate expenses are allocated to each  reportable  segment  based  upon  budgeted  amounts.  While  sales  and transfers  between segments are accounted for at cost plus a reasonable  profit, the effects of  intersegment  sales are excluded from the computation of segment profit.  Intercompany profit in inventory is excluded from segment assets and is recognized  as a  reduction  of cost of sales by the  selling  segment  when the related inventory is sold to an unaffiliated  customer.  Because the Corporation compensates  the  management of its various  businesses on, among other factors, segment  profit,  the  Corporation  may elect to record certain  segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of  income or  expense  may be  recorded  in  consolidation  in one  period  and transferred to the various segments in a later period.

     The  reconciliation of segment profit to the Corporation's  earnings before income taxes, in millions of dollars, is as follows:

                                                                         Three Months Ended
------------------------------------------------------------------------------------------------------
                                                                 April 1, 2001          April 2, 2000
------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                  $  71.9               $   94.6
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                       (.2)                   2.3
   Depreciation of Corporate property and
     amortization of goodwill                                             (6.5)                  (6.7)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                     11.0                    9.5
   Adjustment to eliminate net interest and non-operating
     expenses from results of certain operations in Brazil,
     Mexico, Venezuela, and Turkey                                          .2                     .1
   Other adjustments booked in consolidation directly
     related to reportable business segments                               4.4                   (7.0)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
   eliminations, and other amounts identified above                       (8.4)                  (1.3)
------------------------------------------------------------------------------------------------------
Operating income before gain on sale of business                          72.4                   91.5
Gain on sale of business                                                    --                   20.1
------------------------------------------------------------------------------------------------------
   Operating income                                                       72.4                  111.6
Interest expense, net of interest income                                  22.4                   23.8
Other expense                                                              2.7                     .4
------------------------------------------------------------------------------------------------------
   Earnings before income taxes                                        $  47.3               $   87.4
======================================================================================================

NOTE 9: GAIN ON SALE OF BUSINESS
In connection with the  recapitalization of its recreational  products business,
True Temper  Sports,  in 1998,  the  Corporation  retained  approximately  6% of preferred  and  common  stock of the  recapitalized  company,  now known as True
Temper  Corporation  (True  Temper),  valued at  approximately  $4  million.  In addition,  the  Corporation  received a senior,  increasing-rate  discount  note payable by True Temper,  in an initial accreted amount of $25.0 million.  Due to
True Temper's highly leveraged position and the lack of an active market for its note,  the  Corporation  established  a full  reserve for the note.  For further information about the  recapitalization  of True Temper, see Note 19 of Notes to
Consolidated Financial Statements included in Item 8 of the Corporation's Annual
Report on Form 10-K for the year ended December 31, 2000.
     During  the first  quarter  of 2000,  the  Corporation  sold its  remaining interest in True Temper,  together  with the note  payable by True  Temper,  for
$25.0 million and recognized a pre-tax gain of $20.1 million.

NOTE 10: EARNINGS PER SHARE
The  computations of basic and diluted earnings per share for each period are as follows:
                                                          Three Months Ended
--------------------------------------------------------------------------------
(Amounts in Millions Except Per Share Data)      April 1, 2001    April 2, 2000
--------------------------------------------------------------------------------
Numerator:
   Net earnings                                         $ 33.1          $  60.2
================================================================================
Denominator:
   Average number of common shares outstanding
     for basic earnings per share                         81.1             86.0

   Employee stock options and stock issuable
     under employee benefit plans                           .6               .9
--------------------------------------------------------------------------------
   Average number of common shares outstanding
     for diluted earnings per share                       81.7             86.9
================================================================================
Basic earnings per share                                $  .41          $   .70
================================================================================
Diluted earnings per share                              $  .40          $   .69
================================================================================

     As of April 1, 2001,  approximately  6.3 million options to purchase shares of  common  stock,  with a  weighted-average  exercise  price  of  $46.96,  were outstanding,  but were not included in the  computation of diluted  earnings per
share   because  the  effect  would  be   anti-dilutive.   These   options  were
anti-dilutive  because the related  exercise  price was greater than the average market price of the common shares during the quarter.

NOTE 11: COMMON STOCK UNDER EQUITY FORWARDS
As more fully discussed in Note 13 of Notes to Consolidated Financial Statements
included in Item 8 of the Corporation's  Annual Report on Form 10-K for the year ended December 31, 2000, the  Corporation  has entered into two agreements  (the
"Agreements")  under  which the  Corporation  may enter  into  forward  purchase contracts on its common stock.  The Agreements  provide the

Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract").
     During the three months ended April 1, 2001, quarterly settlements occurred on standard  forward  purchase  contracts  with respect to 691,186 shares of the
Corporation's  common  stock,  resulting  in a net receipt of 169,485  shares of common stock. In addition, settlements occurred on capped forward contracts with respect to 750,000 shares of the Corporation's common stock,  resulting in a net receipt  of  70,791  shares  of  common  stock.  At each  settlement  date,  the
Corporation elected net share settlement.
     At April 1, 2001,  standard  forward  purchase  contracts  with  respect to
521,701  shares  of the  Corporation's  common  stock,  with a  weighted-average forward price of $48.96 per share, were outstanding under the Agreements.  These contracts mature in November 2001. At April 1, 2001, $25.5 million, representing the amount that would have been payable by the  Corporation  upon full  physical settlement  of those  521,701  shares as of that date,  have been  classified as common stock under equity forwards in the Consolidated  Balance Sheet. There are no capped forward contracts outstanding as of April 1, 2001.

NOTE 12: SUBSEQUENT EVENTS
In April 2001, the Corporation  replaced its expiring unsecured revolving credit facilities with a $975 million unsecured  revolving credit facility that expires in April 2006 and a $390 million  364-day  unsecured  revolving  credit facility
(the Credit  Facilities).  The 364-day  revolving  credit facility  provides for annual  renewals  upon  request by the  Corporation  and approval by the lending banks. Under the Credit Facilities,  the Corporation has the option of borrowing at the London Interbank Offered Rate ("LIBOR") plus a specified  percentage,  or at other variable rates set forth therein.  The Credit  Facilities  provide that the  interest  rate  margin  over  LIBOR,  initially  set at  .475%  and  .500%, respectively,  for  each of the two  individual  facilities,  will  increase  or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
    In addition  to interest  payable on the  principal  amount of  indebtedness outstanding  from time to time under the Credit  Facilities,  the Corporation is required to pay an annual  facility fee to each bank,  initially  equal to .150%
and .125%, respectively,  of the amount of each bank's commitment,  whether used or unused.  The Corporation is also required to pay a utilization fee under each facility,  initially  equal to .125%,  applied to the  outstanding  balance when borrowings under the respective facility exceeds 50% of the facility. The Credit
Facilities  provide  that both the  facility  fee and the  utilization  fee will increase or  decrease  based upon  changes in the  ratings of the  Corporation's long-term senior unsecured debt.
    The  Credit  Facilities  include  various  customary  covenants,   including
covenants limiting the ability of the Corporation and its subsidiaries to pledge assets  or  incur  liens  on  assets,  and  financial  covenants  requiring  the
Corporation to maintain specified leverage and interest coverage ratios.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW
The Corporation  reported net earnings of $33.1 million,  or $.40 per share on a diluted basis, for the three-month  period ended April 1, 2001,  compared to net earnings  of $60.2  million,  or $.69  per  share on a  diluted  basis,  for the three-month  period  ended April 2, 2000.  As more fully  described in Note 9 of
Notes to Consolidated Financial Statements,  earnings for the three-month period ended April 2, 2000, included a pre-tax gain of $20.1 million ($13.1 million net of tax) related to the 1998  recapitalization  of True Temper Sports.  Excluding this non-recurring  gain, net earnings for the three-month period ended April 2,
2000,  would  have been  $47.1  million,  or $.54 per share on a diluted  basis, compared to net earnings of $33.1 million, or $.40 per share on a diluted basis, for the three-month period ended April 1, 2001.
    In the  discussion  and  analysis  of  financial  condition  and  results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated  changes in sales for the three-month periods ended April 1, 2001, and April 2, 2000:

                          ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------
                                               For the Three Months Ended
(Dollars in Millions)                    April 1, 2001           April 2, 2000
--------------------------------------------------------------------------------
Total sales                                     $979.0                $1,037.6
Unit volume                                         (2)%                    10%
Price                                               (1)%                    (1)%
Currency                                            (3)%                    (3)%
--------------------------------------------------------------------------------
Change in total sales                               (6)%                     6%
================================================================================
     Total  consolidated  sales  for the  three  months  ended  April  1,  2001, decreased  by 6% from the 2000 level.  Total unit volume  decreased by 2% during the quarter  ended April 1, 2001,  from the same period in 2000,  as a result of unfavorable economic conditions and the reduction of inventories by retailers in
North America and Europe.  Those  negative  factors were  somewhat  mitigated by sales in the first quarter of 2001 of two businesses acquired by the Power Tools and Accessories  segment in June and December 2000. The Corporation  anticipates that the impact of the economic  slowdown in the United  States will continue to negatively  impact  its  sales  over the near  term.  Pricing  actions  taken in response to customer and competitive pressures had a 1% negative effect on sales for the first quarter of 2001 as compared to the  corresponding  period in 2000.
The negative effects of a stronger dollar compared to other foreign  currencies, particularly  the  Euro  and  pound  sterling,  caused  a  3%  decrease  in  the
Corporation's consolidated sales during the first quarter of 2001 as compared to the corresponding period in 2000.

EARNINGS
Operating  income for the three  months ended April 1, 2001,  was $72.4  million compared to operating income of $111.6 million for the  corresponding  period in
2000.  Excluding  the  effect  of the  $20.1  million  gain on sale of  business recognized in the first quarter of 2000,  operating  income  decreased by 20.9%, from $91.5  million,  or 8.8% of sales,  for the first  quarter of 2000 to $72.4 million, or 7.4% of sales, for the first quarter of 2001.
     Gross margin as a percentage of sales was 35.0% for the quarter ended April
1, 2001,  which was consistent with the quarter ended April 2, 2000,  reflecting productivity  improvements  offset  by  negative  pricing  actions  taken by the
Corporation,  in  response  to both  customer  and  competitive  pressures.  The
Corporation  anticipates  lower gross  margins in the near term as a result of a reduction in manufacturing  volumes in response to both the economic slowdown in the United States and Europe and the  Corporation's  efforts to reduce inventory levels.
     Selling,  general,  and  administrative  expenses as a percentage  of sales increased  from 26.2% for the  quarter  ended  April 2,  2000,  to 27.6% for the quarter ended April 1, 2001.  While the  Corporation was able to reduce selling, general and administrative  expenses by $1.3 million for the quarter ended April
1, 2001,  through cost  containment  efforts,  those expenses as a percentage of sales increased due to the lower sales base for the quarter ended April 1, 2001.
     Net  interest  expense  (interest  expense  less  interest  income) for the three-month  period ended April 1, 2001,  was $22.4 million as compared to $23.8 million for the  three-month  period  ended April 2, 2000.  The  decrease in net interest  expense  during  the first  quarter of 2001 as  compared  to the first quarter of 2000 was primarily the result of lower debt balances.
     Other  expense  for the  three-month  period  ended  April 1, 2001 was $2.7 million as compared to $.4 million  for the  corresponding  period in 2000.  The
increase  in  other   expense  was  primarily  the  result  of  dividends  on  a subsidiary's  preferred  shares.  Those preferred shares were issued in December
2000.
     The Corporation  recognized  income tax expense of $14.2 million on pre-tax earnings of $47.3 million,  which equates to a reported tax rate of 30%, for the three months ended April 1, 2001. The Corporation  recognized income tax expense of $27.2  million on pre-tax  earnings  of $87.4  million,  which  equates to an effective tax rate of 31%, for the first  quarter of 2000.  Excluding the income tax expense of $7.0  million  recognized  on the gain on the sale of a business, the  Corporation's  effective tax rate would have been 30% for the first quarter of 2000.
     The Corporation  reported net earnings of $33.1 million,  or $.40 per share on a diluted basis, for the three-month period ended April 1, 2001,  compared to net earnings of $60.2  million,  or $.69 per share on a diluted  basis,  for the three-month  period  ended  April  2,  2000.  Excluding  the gain on the sale of business,  net earnings for the  three-month  period ended April 2, 2000,  would have been $47.1 million, or $.54 per share on a diluted basis.

BUSINESS SEGMENTS
As more fully described in Note 8 of Notes to Consolidated Financial Statements,
the Corporation operates in three reportable business segments:  Power Tools and
Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 8 of Notes to Consolidated  Financial Statements,
were as follows (in millions of dollars):

                                                  For the Three Months Ended
--------------------------------------------------------------------------------
                                             April 1, 2001        April 2, 2000
--------------------------------------------------------------------------------
Sales to unaffiliated customers                     $656.4               $679.9
Segment profit                                        35.0                 53.2
--------------------------------------------------------------------------------
     Sales to unaffiliated  customers in the Power Tools and Accessories segment during the first  quarter of 2001  decreased  3% from the 2000  level.  Sales of power tools and  accessories  in North  America  declined at a  mid-single-digit rate.  This decline was mainly driven by a low  double-digit  rate of decline in sales of professional  power tools and accessories  due, in part, to unfavorable economic  conditions  in the United States and to actions taken by certain major customers to reduce  inventory  levels.  These  negative  factors were partially offset by the incremental  sales associated with two newly acquired  businesses.
Sales of consumer power tools and accessories in North America declined at a low single-digit rate as the negative impact of a slowing North American economy was partially  offset by additional  sales  stemming from the  successful  launch of several new outdoor  products,  including a new line of electric lawn mowers and the new 14.4 volt cordless Hedge Hog(R) trimmer.
     Sales in Europe  decreased  slightly in the first  quarter of 2001 from the corresponding  period in 2000,  as sales of  consumer  power  tools and  outdoor products  were  negatively  impacted by slowing  economic  conditions in Europe, continued price pressure from Asian imports, and high inventory levels in retail channels  coming into the year.  This decline in sales of consumer  products was substantially offset by double-digit growth in sales of professional power tools and  accessories in the quarter.  That growth partly resulted from the continued
transition from the ELU(R) to the DeWALT(R) brand in Europe.
     Sales in other  geographic  areas increased at a double-digit  rate for the first quarter of 2001 over the prior year level as higher sales were achieved in substantially all product categories.
    Segment profit as a percentage of sales for the Power Tools and  Accessories segment  was 5.3% in the first  quarter  of 2001  compared  to 7.8% in the first quarter of 2000. This decline was due to the impact of higher  selling,  general and administrative expenses in the first quarter of 2001 and a lower sales base.
Those higher  expenses in the first quarter of 2001 were  primarily in the North
American  professional power tools and accessories  business,  due to additional expenses  related to recently  acquired  businesses  and increased  research and
development  spending,   and  in  Europe,   primarily  as  a  result  of  higher
distribution and transportation expenses.

Hardware and Home Improvement
Segment  sales  and  profit  for the  Hardware  and  Home  Improvement  segment, determined on the basis described in Note 8 of Notes to  Consolidated  Financial
Statements, were as follows (in millions of dollars):

                                                    For the Three Months Ended
--------------------------------------------------------------------------------
                                             April 1, 2001        April 2, 2000
--------------------------------------------------------------------------------
Sales to unaffiliated customers                     $200.9               $200.5
Segment profit                                        17.4                 19.1
--------------------------------------------------------------------------------
     Sales to  unaffiliated  customers  in the  Hardware  and  Home  Improvement segment were flat for the three months ended April 1, 2001, compared to the 2000 level.  While  sales of  security  hardware  in  North  America  increased  at a mid-single-digit rate in the first quarter of 2001 over the corresponding period in 2000, that increase was offset by decreased sales of plumbing products during the first quarter of 2001.  During the first quarter of 2000,  sales of security hardware in North America were  negatively  impacted by a line review at a major customer.  During the first quarter of 2001,  the impact of that line review and unfavorable  economic  conditions  was  offset  by new  listings  gained  by the business in other product lines. Sales of plumbing products decreased during the quarter due to unfavorable  economic  conditions  and inventory  actions by some retailers.
     Segment  profit  as a  percentage  of  sales  for  the  Hardware  and  Home
Improvement  segment was 8.7% in the first three months of 2001 compared to 9.5%
in the corresponding period of 2000. Segment profit as a percentage of sales was negatively  impacted by a decline in gross margin during the quarter ended April
1,  2001.   The  decrease  in  gross  margin  was  a  result  of   manufacturing
inefficiencies  and overhead  absorption  issues  associated with  manufacturing transition  issues in the North  American  security  hardware  business and with lower production volumes of plumbing products.

Fastening and Assembly Systems
Segment  sales and  profit  for the  Fastening  and  Assembly  Systems  segment, determined on the basis described in Note 8 of Notes to  Consolidated  Financial
Statements, were as follows (in millions of dollars):

                                                 For the Three Months Ended
--------------------------------------------------------------------------------
                                         April 1, 2001            April 2, 2000
--------------------------------------------------------------------------------
Sales to unaffiliated customers                 $123.5                   $132.3
Segment profit                                    19.5                     22.3
--------------------------------------------------------------------------------
     Sales to  unaffiliated  customers in the  Fastening  and  Assembly  Systems segment decreased by 7% in the first quarter of 2001 from the 2000 level, due to lower sales to automotive and industrial  customers in North America,  partially offset by double-digit rates of growth in sales of automotive products in Europe and industrial products in Asia.
     Segment  profit as a  percentage  of sales for the  Fastening  and Assembly
Systems  segment  decreased  from 16.9% in the first quarter of 2000 to 15.8% in
2001.  Gross margin as a percentage of sales for the quarter  improved  slightly due to productivity improvements.  However, this improvement in gross margin for
the  first  quarter  of  2001  was  offset  by  higher   selling,   general  and

administrative  expenses as a percentage of sales, as flat selling,  general and administrative expenses were leveraged over a lower sales base.

RESTRUCTURING ACTIVITY
A summary of restructuring activity during the three-month period ended April 1,
2001, is as follows (in millions of dollars):

                                          Utilization of Reserve
                             Reserve at   ----------------------     Reserve at
                      December 31, 2000       Cash    Non-Cash    April 1, 2001
--------------------------------------------------------------------------------
Severance benefits                $29.7     $(2.8)        $ --            $26.9
Other charges                       4.4       (.6)          --              3.8
--------------------------------------------------------------------------------
Total                             $34.1     $(3.4)        $ --            $30.7
================================================================================

     The Corporation  remains committed to continuous  productivity  improvement and  continues to evaluate  opportunities  to reduce  fixed costs and  eliminate excess capacity.

FINANCIAL CONDITION
Operating activities used cash of $73.7 million for the three months ended April
1, 2001,  compared to $18.5 million of cash used in the corresponding  period in
2000. The higher cash usage was primarily a result of higher income tax payments and lower net earnings during the quarter ended April 1, 2001.
     The Corporation reviews certain working capital metrics.  For example,  the
Corporation  evaluates its accounts  receivable and inventory levels through the
computation   of  days  sales   outstanding   and  inventory   turnover   ratio,
respectively.   The  number  of  days  sales   outstanding  at  April  1,  2001,
approximated  the number of days sales  outstanding at April 2, 2000.  Inventory turns at April 1, 2001,  however,  decreased  in  comparison  to the  comparable period  in  2000  as a  result  of a  higher  investment  in  inventory  by  the
Corporation  to improve  service  levels with its  customers.  Although  service levels improved during the first quarter of 2001, the Corporation  believes that it should be able to  maintain  adequate  service  levels and reduce its overall investment in inventory.  While the Corporation expects inventory levels to rise during the next two  quarters in support of both  seasonal  sales  activity  and anticipated  significant new product  introductions  in the second half of 2001, the Corporation's  goal is to end 2001 with inventories at or slightly below the prior year's level.
     Investing activities for the three months ended April 1, 2001, used cash of
$39.0  million  compared  to $42.2  million  of cash used for the  corresponding period in 2000.  The decrease in cash usage was  primarily  due to lower capital expenditures  during the first  quarter of 2001  compared  to the  corresponding period in 2000, offset by the Corporation's  receipt of $25.0 million related to the True Temper  recapitalization  in 2000 as more fully  described in Note 9 of
Notes to Consolidated Financial Statements.
     On  April  30,  2001,  the  Corporation   acquired  Bamal  Corporation,   a
distributor  of  fastening  products,  for $34.0  million.  Under  the  purchase agreement,  the purchase price may be adjusted  depending on the closing balance sheet.  The results of Bamal, a component of the Fastening and Assembly  Systems segment, will be included in the consolidated financial statements from the date of acquisition and are not expected to be material to the Corporation's  results during 2001.

     Financing  activities  provided cash of $125.7 million for the  three-month period ended April 1, 2001,  compared to cash provided of $45.1  million  during the first three months of 2000.  The increase in cash  provided is primarily the result of lower cash expenditures for stock repurchases during the first quarter of 2001.  During the three months ended April 1, 2001, the  Corporation  did not repurchase  any shares of its common stock.  During the same period in 2000, the
Corporation  repurchased  2,441,000  shares of its common  stock at an aggregate cost of $91.4 million.
     Future share  repurchases are  anticipated,  in part to reduce the dilutive effect of stock issuances under various  stock-based  employee benefit plans. At
April 1, 2001, the  Corporation  had remaining  authorization  from its Board of
Directors to repurchase an additional 2,996,595 shares of its common stock.
     In addition to measuring its cash flow  generation and usage based upon the operating, investing, and financing classifications included in the Consolidated
Statement of Cash Flows,  the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by
the   Corporation  as  cash  flow  from  operating   activities,   less  capital
expenditures, plus proceeds from the disposal of assets (excluding proceeds from business  sales).  During the three months ended April 1, 2001, the  Corporation had negative  free cash flow of $112.3  million  compared to negative  free cash flow of $84.0 million for the corresponding period in 2000.
     The  variable  rate debt to total debt ratio,  after taking  interest  rate hedges into account,  was 71% at April 1, 2001,  compared to 65% at December 31,
2000.  Average  debt  maturity  was 4.8 years at April 1, 2001,  compared to 5.4 years at December 31, 2000.

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
     By  their  nature,   all   forward-looking   statements  involve  risk  and
uncertainties.  Actual results may differ materially from those  contemplated by the  forward-looking  statements  for a number  of  reasons,  including  but not limited to those factors  identified in Item 1(f) of Part I of the Corporation's
Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Item 7 of the Corporation's
Annual  Report on Form 10-K for the year  ended  December  31,  2000,  under the caption "Hedging  Activities",  and in Item 8 of that report in Notes 1 and 9 of
Notes to  Consolidated  Financial  Statements,  and is incorporated by reference herein.

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
     Pursuant  to  authority  granted  under  the  Comprehensive   Environmental
Response,  Compensation  and Liability Act of 1980  (CERCLA),  the United States
Environmental  Protection Agency (EPA) has issued a National Priority List (NPL)
of sites  at which  action  is to be  taken by the EPA or state  authorities  to mitigate the risk of release of hazardous  substances into the environment.  The
Corporation is engaged in continuing  activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in
site   investigations   and  remedial   activities   to  address   environmental
contamination   from  past  operations  at  current  and  former   manufacturing
facilities  in the United  States and  abroad.  To  minimize  the  Corporation's potential  liability with respect to these sites, when  appropriate,  management has undertaken,  among other things, active participation in steering committees established  at the sites and has agreed to remediation  through  consent orders
with  the  appropriate   government  agencies.   Due  to  uncertainty  over  the
Corporation's  involvement in some of the sites,  uncertainty  over the remedial measures  to be  adopted  at  various  sites and  facilities,  and the fact that imposition  of joint and several  liability  with the right of  contribution  is possible  under  CERCLA and other laws and  regulations,  the  liability  of the
Corporation  with respect to any site at which  remedial  measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites,  however, the Corporation has established appropriate liability accruals.
     The  Corporation's  estimate of the costs  associated  with legal,  product liability,  and environmental exposures is accrued if, in management's judgment, the  likelihood  of a loss  is  probable.  These  accrued  liabilities  are  not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of April 1, 2001, the  Corporation had no known probable but inestimable exposures for awards and  assessments in connection with  environmental  matters and other litigation and  administrative  proceedings that could have a material effect on the Corporation. Management is of the opinion that the amounts accrued for awards or assessments  in connection  with  environmental  matters and other litigation and  administrative  proceedings to which the  Corporation is a party are

adequate  and,  accordingly,  ultimate  resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2001 Annual  Meeting of  Stockholders  was held on April 25,  2001,  for the election  of  directors,  to  ratify  the  selection  of  Ernst &  Young  LLP as independent  public  accountants  for the  Corporation  for fiscal year 2001, to amend and re-approve The Black & Decker  Performance  Equity Plan, to re-approve
The  Black & Decker  Executive  Annual  Incentive  Plan,  and to act on  certain stockholder proposals. A total of 70,828,553 of the 81,458,923 votes entitled to be cast at the meeting were present in person or by proxy.  At the meeting,  the stockholders:

  (1)    Elected the following directors:

                                     Number of Shares          Number of Shares
         Directors                       Voted For            Authority Withheld
         -----------------------------------------------------------------------
         Nolan D. Archibald             69,761,927                 1,066,626
         Norman R. Augustine            69,837,454                   991,099
         Barbara L. Bowles              69,759,494                 1,069,059
         M. Anthony Burns               69,803,190                 1,025,363
         Malcolm Candlish               69,827,987                 1,000,566
         Manuel A. Fernandez            69,837,117                   991,436
         Anthony Luiso                  69,829,394                   999,159
         Mark H. Willes                 69,825,240                 1,003,313

  (2)    Ratified  the  selection  of Ernst & Young  LLP as  independent  public accountants  for the Corporation for fiscal year 2001 by an affirmative vote of  69,982,008;  votes  against  ratification  were  531,009;  and abstentions were 315,536.

  (3)    Amended and re-approved The Black & Decker  Performance  Equity Plan by an affirmative  vote of  64,317,509;  votes against  ratification  were
         5,864,069; and abstentions were 646,975.

  (4)    Re-approved The Black & Decker  Executive  Annual  Incentive Plan by an
         affirmative  vote  of  67,516,418;   votes  against  ratification  were
         2,762,016; and abstentions were 550,119.

  (5)    Rejected  Stockholder  Proposal  1,  which was  opposed by the Board of
         Directors, by a negative vote of 52,485,420;  affirmative votes for the stockholder  proposal were 6,179,575;  abstentions were 3,167,269;  and broker non-votes were 8,996,289.

  (6)    Rejected  Stockholder  Proposal  2,  which was  opposed by the Board of
         Directors, by a negative vote of 48,352,576;  affirmative votes for the stockholder  proposal were 12,671,542;  abstentions  were 808,146;  and broker non-votes were 8,996,289.

  (7)    Rejected  Stockholder  Proposal  3,  which was  opposed by the Board of
         Directors, by a negative vote of 58,483,333;  affirmative votes for the stockholder  proposal were  2,485,066;  abstentions  were 863,865;  and broker non-votes were 8,996,289.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Description

     10                    The  Black  &  Decker  Performance  Equity  Plan,  as
                           amended,  included in the definitive  Proxy Statement
                           for the 2001 Annual  Meeting of  Stockholders  of the
                           Corporation  dated  March 5,  2001,  is  incorporated
                           herein by reference.

     12                    Computation of Ratios.

On January 25, 2001, the Corporation filed a Current Report on Form 8-K with the
Commission.  That Current  Report on Form 8-K,  filed pursuant to Item 9 of that
Form,  stated  that,  on January 25,  2001,  the  Corporation  had  reported its earnings for the three and twelve months ended December 31, 2000.

On March 26, 2001, the  Corporation  filed a Current Report on Form 8-K with the
Commission.  That Current  Report on Form 8-K,  filed pursuant to Item 9 of that
Form,  contained a copy of an  information  release issued on March 23, 2001, by the Corporation's  DeWALT business  announcing the introduction of a new product category.

The  Corporation  did not  file  any  other  reports  on  Form  8-K  during  the three-month period ended April 1, 2001.

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

Date: May 15, 2001