Form 10-Q
period 2001-07-01
BLACK & DECKER CORP
filed 2001-08-13
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                    July 1, 2001
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               --------------     ------------------------------

Commission File Number:                            1-1553
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

The number of shares of Common Stock outstanding as of July 27, 2001: 80,791,070
                                                                      ----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                  July 1, 2001

                                                                          Page

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Six Months Ended July 1, 2001
       and July 2, 2000                                                      3

    Consolidated Balance Sheet
       July 1, 2001 (Unaudited) and December 31, 2000                        4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Six Months Ended July 1, 2001 and July 2, 2000                5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Six Months Ended July 1, 2001 and July 2, 2000                6

    Notes to Consolidated Financial Statements (Unaudited)                   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           15

Item 3. Quantitative and Qualitative Disclosures about Market Risk          23


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   24

Item 6. Exhibits and Reports on Form 8-K                                    25


SIGNATURES                                                                  27

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

-------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                    Six Months Ended
                                                  July 1, 2001   July 2, 2000           July 1, 2001  July 2, 2000
-------------------------------------------------------------------------------------------------------------------
Sales                                                 $1,070.4       $1,126.4               $2,049.4      $2,164.0
   Cost of goods sold                                    710.2          699.7                1,346.6       1,374.3
   Selling, general, and
     administrative expenses                             276.0          284.1                  546.2         555.6
   Gain on sale of business                                  -              -                      -          20.1
-------------------------------------------------------------------------------------------------------------------
Operating Income                                          84.2          142.6                  156.6         254.2
   Interest expense (net of
     interest income)                                     22.7           25.4                   45.1          49.2
   Other expense (income)                                  1.9           (1.4)                   4.6          (1.0)
-------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                              59.6          118.6                  106.9         206.0
   Income taxes                                           17.9           35.6                   32.1          62.8
-------------------------------------------------------------------------------------------------------------------
Net Earnings                                          $   41.7       $   83.0               $   74.8      $  143.2
===================================================================================================================


Net Earnings Per Common
   Share -- Basic                                     $    .52       $    .98               $    .92      $   1.68
===================================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                       81.0           84.7                   81.1          85.4
===================================================================================================================


Net Earnings Per Common
   Share -- Assuming Dilution                         $    .51       $    .97               $    .92      $   1.66
===================================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                       81.4           85.3                   81.6          86.1
===================================================================================================================


Dividends Per Common Share                            $    .12       $    .12               $    .24      $    .24
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

-------------------------------------------------------------------------------------------------------------------
                                                                           July 1, 2001
                                                                            (Unaudited)         December 31, 2000
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                      $  142.9                  $  135.0
Trade receivables                                                                 773.5                     783.1
Inventories                                                                       799.4                     844.0
Other current assets                                                              213.9                     199.9
-------------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                         1,929.7                   1,962.0
-------------------------------------------------------------------------------------------------------------------
Property, Plant, and Equipment                                                    725.9                     748.1
Goodwill                                                                          720.6                     717.2
Other Assets                                                                      707.6                     662.4
-------------------------------------------------------------------------------------------------------------------
                                                                               $4,083.8                  $4,089.7
===================================================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                                          $  178.3                  $  402.9
Current maturities of long-term debt                                               38.8                      47.7
Trade accounts payable                                                            343.2                     367.6
Other accrued liabilities                                                         653.9                     814.1
-------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,214.2                   1,632.3
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  1,163.8                     798.5
Deferred Income Taxes                                                             216.7                     221.0
Postretirement Benefits                                                           253.8                     240.6
Other Long-Term Liabilities                                                       482.3                     479.8
Common Stock Under Equity Forwards                                                    -                      25.1
Stockholders' Equity
Common stock, par value $.50 per share                                             40.4                      40.2
Capital in excess of par value                                                    586.3                     560.0
Retained earnings                                                                 319.3                     264.0
Accumulated other comprehensive income (loss)                                    (193.0)                   (171.8)
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                     753.0                     692.4
-------------------------------------------------------------------------------------------------------------------
                                                                               $4,083.8                  $4,089.7
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                       Outstanding               Capital in                  Other Com-           Total
                                            Common        Par     Excess of    Retained      prehensive   Stockholders'
                                            Shares      Value     Par Value    Earnings    Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999            87,190,240      $43.6        $843.3      $ 21.9         $(107.7)         $801.1
Comprehensive income:
   Net earnings                                 --         --            --       143.2              --           143.2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --            --          --           (44.6)          (44.6)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --         --            --       143.2           (44.6)           98.6
------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --            --       (20.3)             --           (20.3)
Purchase and retirement of
   common stock (net of 186,250
   shares issued under equity
   forwards)                            (3,904,750)      (2.0)       (150.0)         --              --          (152.0)
Common stock issued under
   employee benefit plans                  138,004         .1           4.2          --              --             4.3
------------------------------------------------------------------------------------------------------------------------
Balance at July 2, 2000                 83,423,494      $41.7        $697.5      $144.8         $(152.3)         $731.7
========================================================================================================================

Balance at December 31, 2000            80,343,094      $40.2        $560.0      $264.0         $(171.8)         $692.4
Comprehensive income:
   Net earnings                                 --         --            --        74.8              --            74.8
   Cumulative effect of accounting
     change (net of tax)                        --         --            --          --             (.7)            (.7)
   Net gain on derivative
     instruments (net of tax)                   --         --            --          --             6.1             6.1
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --            --          --           (26.6)          (26.6)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --         --            --        74.8           (21.2)           53.6
------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                 --         --            --       (19.5)             --           (19.5)
Common stock retired under
   equity forwards                        (765,326)       (.4)           --          --              --             (.4)
Common stock issued under
   employee benefit plans                1,191,227         .6          26.3          --              --            26.9
------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 2001                 80,768,995      $40.4        $586.3      $319.3         $(193.0)         $753.0
========================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)


CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

-------------------------------------------------------------------------------------------------
                                                                        Six Months Ended
                                                                July 1, 2001        July 2, 2000
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                          $ 74.8              $143.2
Adjustments to reconcile net earnings to cash flow from
   operating activities:
   Gain on sale of business                                               -                (20.1)
   Non-cash charges and credits:
     Depreciation and amortization                                      84.4                83.4
     Other                                                               (.9)               (2.0)
   Changes in selected working capital items:
     Trade receivables                                                   4.2                14.8
     Inventories                                                        37.7               (87.9)
     Trade accounts payable                                            (23.2)               25.3
   Restructuring spending                                              (12.1)               (7.6)
   Changes in other assets and liabilities                            (172.0)              (67.4)
-------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                  (7.1)               81.7
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of business                                            -                 25.0
Purchase of businesses                                                 (30.5)               (7.8)
Proceeds from disposal of assets                                         7.9                 3.3
Capital expenditures                                                   (69.4)             (105.0)
Cash inflow from hedging activities                                     16.3               113.1
Cash outflow from hedging activities                                   (15.8)             (113.5)
-------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                 (91.5)              (84.9)
-------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                               (98.6)               (3.2)
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings                      (224.1)              158.3
Proceeds from long-term debt (net of debt issue costs of $2.7)         394.2                   -
Payments on long-term debt                                             (40.2)               (3.9)
Purchase of common stock                                               (25.5)             (152.0)
Issuance of common stock                                                23.5                 6.9
Cash dividends                                                         (19.5)              (20.3)
-------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                 108.4               (11.0)
Effect of exchange rate changes on cash                                 (1.9)               (5.3)
-------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents                         7.9               (19.5)
Cash and cash equivalents at beginning of period                       135.0               147.3
-------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                            $142.9              $127.8
=================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and six-month periods ended July 1, 2001, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
     Certain amounts presented for the three and six months ended July 2, 2000, have been reclassified to conform to the 2001 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended July 1, 2001, and July 2, 2000, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended July 1, 2001, and July 2, 2000, was $20.1 million and $38.6 million, respectively.
     In April 2001, the Emerging Issues Task Force reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer (EITF 00-25). Upon adoption of this consensus on January 1, 2002, the Corporation will be required to classify certain payments to its customers as a reduction of revenue. The Corporation currently classifies certain of these payments as selling expenses in its statement of earnings. Upon adoption, prior period amounts will be reclassified. Because adoption of EITF 00-25 will solely result in reclassification within the statement of earnings, there will be no impact on the Corporation's financial condition, operating income, or net earnings.
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the provisions of SFAS No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $27 million per year. During 2002, the Corporation will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

NOTE 2: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                                    July 1, 2001      December 31, 2000
-----------------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process                      $216.0                 $219.6
   Finished products                                       590.5                  627.9
-----------------------------------------------------------------------------------------
                                                           806.5                  847.5
Excess of FIFO cost over LIFO inventory value               (7.1)                  (3.5)
-----------------------------------------------------------------------------------------
                                                          $799.4                 $844.0
=========================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 3: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                                    July 1, 2001      December 31, 2000
-----------------------------------------------------------------------------------------
Goodwill                                                $1,317.1               $1,300.5
Less accumulated amortization                              596.5                  583.3
-----------------------------------------------------------------------------------------
                                                        $  720.6               $  717.2
=========================================================================================

NOTE 4: SHORT-TERM BORROWINGS
In April 2001, the Corporation replaced its expiring unsecured revolving credit facilities with a $975.0 million unsecured revolving credit facility that expires in April 2006 and a $390.0 million 364-day unsecured revolving credit facility (the Credit Facilities). In July 2001, these unsecured credit facilities were increased to $1.0 billion and $400.0 million, respectively. The 364-day revolving credit facility provides for annual renewals upon request by the Corporation and approval by the lending banks. Under the Credit Facilities, the Corporation has the option of borrowing at the London Interbank Offered Rate ("LIBOR") plus a specified percentage, or at other variable rates set forth therein. The Credit Facilities provide that the interest rate margin over LIBOR, as well as the annual facility and utilization fees, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
    The Credit Facilities include various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and financial covenants requiring the Corporation to maintain specified leverage and interest coverage ratios.

NOTE 5: LONG-TERM DEBT
In June 2001, the Corporation issued senior unsecured notes in the principal amount of $400.0 million. The notes bear interest at a fixed rate of 7.125% and are due in 2011. Concurrently, the

Corporation entered into fixed-to-variable interest rate swap agreements with notional amounts totaling $400.0 million. Under these agreements, the Corporation receives a weighted-average fixed rate of 6.27% and pays at variable rates based on LIBOR. The Corporation has designated these swap agreements as fair value hedges of the underlying fixed-rate obligations and has structured the agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.
    Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $481.2 million and $599.6 million were included in the Consolidated Balance Sheet at July 1, 2001, and December 31, 2000, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

-----------------------------------------------------------------------------------------
                            Three Months Ended                  Six Months Ended
                     July 1, 2001     July 2, 2000       July 1, 2001     July 2, 2000
-----------------------------------------------------------------------------------------
Interest expense            $31.5            $36.0              $66.1            $71.1
Interest (income)            (8.8)           (10.6)             (21.0)           (21.9)
-----------------------------------------------------------------------------------------
                            $22.7            $25.4              $45.1            $49.2
=========================================================================================


NOTE 7: OTHER EXPENSE (INCOME)
Other expense of $1.9 million and $4.6 million for the three and six months ended July 1, 2001, respectively, consisted primarily of dividends related to preferred shares of a subsidiary. For additional information on the subsidiary's preferred shares, which were issued during the fourth quarter of 2000, see Note 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. Other income for the three and six months ended July 2, 2000, was not material.

NOTE 8: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

                                                 Reportable Business Segments
                                  --------------------------------------------------
                                        Power      Hardware    Fastening                    Currency        Corporate,
                                      Tools &        & Home   & Assembly                 Translation      Adjustments,
Three Months Ended July 1, 2001   Accessories   Improvement      Systems       Total     Adjustments    & Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $  773.1        $191.5       $127.6    $1,092.2          $(21.8)            $   -      $1,070.4
Segment profit (loss) (for
  Consolidated, operating income)        55.0           8.5         20.6        84.1            (1.5)              1.6          84.2
Depreciation and amortization            22.8           8.8          3.9        35.5            (1.0)              6.6          41.1
Capital expenditures                     19.6           8.2          2.9        30.7             (.3)               .2          30.6

Three Months Ended July 2, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $  775.6        $211.5       $127.5    $1,114.6          $ 11.8             $   -      $1,126.4
Segment profit (loss) (for
  Consolidated, operating income)       100.6          27.1         22.1       149.8             1.2              (8.4)        142.6
Depreciation and amortization            21.1           8.9          4.2        34.2              .3               6.6          41.1
Capital expenditures                     24.2           7.7          6.1        38.0              .1                .3          38.4


Six Months Ended July 1, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $1,429.5        $392.4       $251.1    $2,073.0          $(23.6)            $   -      $2,049.4
Segment profit (loss) (for
  Consolidated, operating income)        90.0          25.9         40.1       156.0            (1.7)              2.3         156.6
Depreciation and amortization            46.0          18.7          7.7        72.4            (1.1)             13.1          84.4
Capital expenditures                     45.5          17.6          6.2        69.3             (.6)               .7          69.4

Six Months Ended July 2, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $1,455.5        $412.0       $259.8    $2,127.3          $ 36.7             $   -      $2,164.0
Segment profit (loss) (for
  Consolidated, operating income
  before gain on sale of business)      153.8          46.2         44.4       244.4             3.5             (13.8)        234.1
Depreciation and amortization            42.1          18.7          8.1        68.9             1.2              13.3          83.4
Capital expenditures                     75.2          14.8         13.0       103.0             1.5                .5         105.0

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

     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted exchange rates for 2001. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization (except for amortization of goodwill associated with certain small acquisitions made by the Power Tools and
Accessories and Fastening and Assembly Systems segments), adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes the gain on sale of business. For certain operations located in Brazil, Mexico, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

     The reconciliation of segment profit to the Corporation's earnings before income taxes for each period, in millions of dollars, is as follows:

----------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                  Six Months Ended
                                                      July 1, 2001     July 2, 2000      July 1, 2001    July 2, 2000
----------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments        $84.1           $149.8            $156.0          $244.4
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates to
     actual rates                                             (1.5)             1.2              (1.7)            3.5
   Depreciation of Corporate property and amortization
     of certain goodwill                                      (6.6)            (6.6)            (13.1)          (13.3)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                          9.9              8.7              20.9            18.2
   Adjustment to eliminate net interest and non-operating
     expenses from results of certain operations in Brazil,
     Mexico, Venezuela, and Turkey                              .2               .1                .4              .2
   Other adjustments booked in consolidation directly
     related to reportable business segments                    .6             (5.7)              5.0           (12.7)
Amounts allocated to businesses in arriving at segment
   profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts
   identified above                                           (2.5)            (4.9)            (10.9)           (6.2)
----------------------------------------------------------------------------------------------------------------------
Operating income before gain on sale of business              84.2            142.6             156.6           234.1
Gain on sale of business                                         -                -                 -            20.1
----------------------------------------------------------------------------------------------------------------------
   Operating income                                           84.2            142.6             156.6           254.2
Interest expense, net of interest income                      22.7             25.4              45.1            49.2
Other expense (income)                                         1.9             (1.4)              4.6            (1.0)
----------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes                              $59.6           $118.6            $106.9          $206.0
======================================================================================================================

NOTE 9: GAIN ON SALE OF BUSINESS
During the first quarter of 2000, the Corporation sold its remaining interest in True Temper, together with the note payable by True Temper, for $25.0 million and recognized a pre-tax gain of $20.1 million. For further information about this transaction and the recapitalization of True Temper, see Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 10: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                  Six Months Ended
(Amounts in Millions Except Per Share Data)        July 1, 2001      July 2, 2000     July 1, 2001     July 2, 2000
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings                                           $41.7            $83.0             $74.8          $143.2
===================================================================================================================
Denominator:
   Average number of common shares outstanding
     for basic earnings per share                          81.0             84.7              81.1            85.4

   Employee stock options and stock issuable
     under employee benefit plans                            .4               .6                .5              .7
-------------------------------------------------------------------------------------------------------------------
   Average number of common shares outstanding
     for diluted earnings per share                        81.4             85.3              81.6            86.1
===================================================================================================================
Basic earnings per share                                  $ .52            $ .98             $ .92          $ 1.68
===================================================================================================================
Diluted earnings per share                                $ .51            $ .97             $ .92          $ 1.66
===================================================================================================================

     As of July 1, 2001, approximately 7.0 million options to purchase shares of common stock, with a weighted-average exercise price of $46.21, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 11: COMMON STOCK UNDER EQUITY FORWARDS
As more fully discussed in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, the Corporation entered into two agreements (the "Agreements") under which the Corporation was able to enter into forward purchase contracts on its common stock. The Agreements provided the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract").
     During the first quarter of 2001, settlements occurred on standard forward purchase contracts with respect to 691,186 shares of the Corporation's common stock, resulting in a net receipt of 169,485 shares of common stock. In addition, settlements occurred on capped forward contracts with respect to 750,000 shares of the Corporation's common stock, resulting in a net receipt of

70,791 shares of its common stock during the first quarter of 2001. At each settlement date, the Corporation elected net share settlement.
     During the second quarter of 2001, the Corporation terminated the Agreements, electing full physical settlement through its purchase of the final 525,050 shares subject to the Agreements for $25.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $41.7 million, or $.51 per share on a diluted basis, for the three-month period ended July 1, 2001, compared to net earnings of $83.0 million, or $.97 per share on a diluted basis, for the three-month period ended July 2, 2000.
    For the six months ended July 1, 2001, the Corporation reported net earnings of $74.8 million or $.92 per share on a diluted basis, compared to net earnings of $143.2 million, or $1.66 per share on a diluted basis, for the six months ended July 2, 2000. As described in Note 9 of Notes to Consolidated Financial Statements, earnings for the six months ended July 2, 2000, included a pre-tax gain of $20.1 million ($13.1 million net of tax) related to the 1998 recapitalization of True Temper Sports. Excluding this non-recurring gain, net earnings for the six months ended July 2, 2000, would have been $130.1 million, or $1.51 per share on a diluted basis, compared to net earnings of $74.8 million, or $.92 per share on a diluted basis, for the corresponding period in 2001.
    In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended July 1, 2001, and July 2, 2000:

                              ANALYSIS OF CHANGES IN SALES
---------------------------------------------------------------------------------------------------
                                 Three Months Ended                        Six Months Ended
(Dollars in Millions)      July 1, 2001      July 2, 2000         July 1, 2001       July 2, 2000
---------------------------------------------------------------------------------------------------
Total sales                    $1,070.4          $1,126.4             $2,049.4           $2,164.0
Unit volume                           - %               8 %                  - %                9 %
Price                                (2)%              (1)%                 (2)%               (1)%
Currency                             (3)%              (3)%                 (3)%               (3)%
---------------------------------------------------------------------------------------------------
Change in total sales                (5)%               4 %                 (5)%                5 %
===================================================================================================

     Total consolidated sales for the three and six months ended July 1, 2001, decreased by 5% from the corresponding 2000 levels. Total unit volume remained constant during the three- and six-month periods ended July 1, 2001, as compared to the same periods in 2000. The effects of unfavorable economic conditions and the reduction of inventories by retailers in the United States and Europe were offset by incremental sales of three businesses acquired by the Corporation since June 2000. The Corporation anticipates that the impact of the economic slowdown in the United States and Europe will continue to negatively impact its sales over the near term. Pricing actions taken in response to customer and competitive pressures, as well as to reduce the Corporation's inventory levels, had a 2% negative effect on sales for both the three and six months ended July 1, 2001, respectively, as compared to the corresponding periods in 2000. The negative effects of a stronger dollar compared to other foreign currencies, particularly the Euro and pound sterling, caused a 3% decrease in the Corporation's consolidated sales during both the three- and six-month periods ended July 1, 2001, as compared to the corresponding periods in 2000.

EARNINGS
Operating income for the three months ended July 1, 2001, was $84.2 million, or 7.9% of sales, compared to operating income of $142.6 million, or 12.7% of sales for the corresponding period in 2000. Operating income for the six months ended July 1, 2001, was $156.6 million, compared to operating income of $254.2 million for the corresponding period in 2000. Excluding the effect of the $20.1 million gain on sale of business recognized in the first quarter of 2000, operating income decreased from $234.1 million, or 10.8% of sales, for the six months ended July 2, 2000, to $156.6 million, or 7.6% of sales, for the six months ended July 1, 2001.
     Gross margin as a percentage of sales was 33.7% and 37.9% for the three-month periods ended July 1, 2001, and July 2, 2000, respectively, and was 34.3% and 36.5% for the six-month periods ended July 1, 2001, and July 2, 2000, respectively. The decreases in gross margin for the three- and six-month periods ended July 1, 2001, as compared to the corresponding periods in the prior year, reflect actions taken by the Corporation to reduce inventory levels, including price reductions to increase sales of certain inventories and lower manufacturing volumes. Those lower manufacturing volumes resulted in unfavorable manufacturing variances as well as reduced productivity. In addition, gross margin for the three- and six-month periods ended July 1, 2001, was adversely affected by pricing actions taken by the Corporation in response to both customer and competitive pressures. The Corporation anticipates continued lower gross margins in the near term as a result of a reduction in manufacturing volumes in response to the economic slowdown in the United States and Europe, pricing actions, and pressure in Europe from currency and competition from low-cost consumer power tools imported from Asia.
     The Corporation reduced selling, general, and administrative expenses by $8.1 million and $9.4 million for the three and six months ended July 1, 2001, respectively, as compared to the corresponding periods in the prior year, through cost containment efforts and the impact of certain variable expenses associated with lower sales and/or profitability levels. However, those selling, general, and administrative expenses increased as a percentage of sales due to the lower sales base in 2001 as compared to the prior year. Selling, general, and administrative expenses as a percentage of sales increased from 25.2% for the quarter ended July 2, 2000, to 25.8% for the quarter ended July 1, 2001. For the six months ended July 1, 2001, selling, general, and administrative expenses as a percentage of sales was 26.7%, reflecting an increase from the prior year level of 25.7%.

     Net interest expense (interest expense less interest income) for the three months ended July 1, 2001, was $22.7 million compared to net interest expense of $25.4 million for the three months ended July 2, 2000. Net interest expense was $45.1 million for the six months ended July 1, 2001, compared to net interest expense of $49.2 million for the corresponding period in 2000. The decrease in net interest expense for the three months ended July 1, 2001, as compared to the corresponding period in 2000, was primarily the result of lower interest rates, partially offset by higher average debt balances. The decrease in net interest expense for the six months ended July 1, 2001, as compared to the corresponding period in 2000, was primarily the result of lower interest rates.
     Other expense for the three months ended July 1, 2001, was $1.9 million as compared to income of $1.4 million for the corresponding period in 2000. Other expense for the six months ended July 1, 2001, was $4.6 million as compared to other income of $1.0 million for the corresponding period in 2000. The increase in other expense was primarily the result of dividends on a subsidiary's preferred shares. Those preferred shares were issued in December 2000.
     The Corporation's effective tax rate for the three and six months ended July 1, 2001, was 30.0%, as compared to an effective tax rate of 30.0% and 30.5% for the three and six months ended July 2, 2000, respectively. During the six months ended July 2, 2000, the Corporation recognized income tax expense of $7.0 million relating to the $20.1 million pre-tax gain on the sale of a business. Excluding the effects of that gain, the Corporation's effective tax rate would have been 30.0% for the six months ended July 2, 2000.
     The Corporation reported net earnings of $41.7 million, or $.51 per share on a diluted basis, for the three-month period ended July 1, 2001, compared to net earnings of $83.0 million, or $.97 per share on a diluted basis, for the three-month period ended July 2, 2000. The Corporation reported net earnings of $74.8 million, or $.92 per share on a diluted basis, for the six months ended July 1, 2001, compared to net earnings of $143.2 million, or $1.66 per share on a diluted basis for the comparable period in 2000. Excluding the gain on the sale of business, net earnings for the six-month period ended July 2, 2000, would have been $130.1 million, or $1.51 per share on a diluted basis.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):


---------------------------------------------------------------------------------------------------
                                          Three Months Ended                   Six Months Ended
                                    July 1, 2001   July 2, 2000       July 1, 2001     July 2, 2000
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $773.1         $775.6           $1,429.5         $1,455.5
Segment profit                              55.0          100.6               90.0            153.8
---------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2001 were flat as compared to the 2000 level.
     Sales of power tools and accessories in North America for the second quarter of 2001 were flat as compared to the prior year level as both the professional and consumer power tools businesses were negatively impacted by the slowdown in the United States economy. During the three months ended July 1, 2001, a low single-digit rate increase in sales of professional power tools and accessories was offset by a high single-digit rate decline in sales of consumer power tools and accessories. Sales of professional power tools and accessories in the quarter benefited from incremental sales associated with two businesses acquired since June 2000.
     Sales in Europe decreased at a mid-single-digit rate in the second quarter of 2001 from the corresponding period in 2000, as sales of consumer power tools and outdoor products were negatively impacted by slowing economic conditions in Europe, and inventory actions taken by retailers with high levels of private label Asian products. This decline in sales of consumer products was partially offset by a mid-single-digit rate of growth in sales of professional power tools and accessories in the quarter. That growth partly resulted from the impact of the transition from the ELU(R) to the DEWALT(R) brand in Europe.
     Sales in other geographic areas increased at a double-digit rate for the second quarter of 2001 over the prior year level as higher sales were achieved in all regions in both consumer and professional power tools and accessories.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first half of 2001 decreased 2% from the 2000 level.
     During the first six months of 2001, sales of power tools and accessories in North America decreased at a low single-digit rate from the 2000 level, with sales declines experienced in both professional and consumer power tools and accessories. Those declines were mainly driven by unfavorable economic conditions in the United States and actions taken by certain major customers to reduce inventory levels. These negative factors were partially offset by incremental sales of professional power tools associated with two businesses acquired since June 2000.
     Sales in Europe during the first half of 2001 decreased at a low single-digit rate from the 2000 level, driven by a double-digit rate of decline in sales of outdoor products and a high single-digit rate of decline in sales of consumer power tools. These declines were partially offset by a high single-digit rate of growth in sales of professional power tools. Sales of outdoor products and consumer power tools were negatively impacted during 2001 by slowing economic conditions, coupled with inventory actions by retailers with high levels of private label Asian products. The growth in professional power tools during the six months ended July 1, 2001, resulted, in part, from the transition from the ELU to the DEWALT brand in Europe.
     Sales in other geographic areas increased at a double-digit rate in the first half of 2001 from the 2000 levels, as higher sales were achieved in substantially all product categories.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 7.1% and 6.3% for the three- and six-month periods ended July 1, 2001, compared to 13.0% and 10.6% for the three-and six-month periods ended July 2, 2000, respectively. The declines in segment profit during 2001 were mainly driven by lower gross margins as a percentage of sales resulting from the Corporation's actions to reduce inventory, including price reductions and lower production levels, which resulted in unfavorable manufacturing absorption. Segment profit was also negatively impacted by higher selling, general, and administrative expenses. Those higher expenses reflected higher distribution and transportation expenses, expenses related to recently acquired businesses, and increased research and development spending.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):


---------------------------------------------------------------------------------------------------
                                          Three Months Ended                   Six Months Ended
                                    July 1, 2001   July 2, 2000       July 1, 2001     July 2, 2000
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $191.5         $211.5             $392.4           $412.0
Segment profit                               8.5           27.1               25.9             46.2
---------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 9% for the three months ended July 1, 2001, from the 2000 level. The decline was most significant in the security hardware business in North America, where sales decreased at a double-digit rate in both the retail and construction channels. Sales of security hardware in Europe increased modestly over the prior year level. Sales of plumbing products decreased at a low single-digit rate as strong sales to the new construction market were more than offset by lower sales in retail channels.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 5% for the six months ended July 1, 2001, from the 2000 level. Sales of security hardware in North America were negatively impacted by the continuing effects of a line review conducted in 2000 by a major customer, unfavorable economic conditions, and inventory actions taken by some retailers. Sales of security hardware in Europe approximated the prior year level. Sales of plumbing products decreased during the six-month period due to unfavorable economic conditions and inventory actions taken by some retailers.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 4.4% and 6.6% for the three and six months ended July 1, 2001, compared to 12.8% and 11.2% for the three and six months ended July 2, 2000, respectively. Segment profit as a percentage of sales in both periods was negatively impacted by a decline in gross margin. The decrease in gross margin was primarily a result of manufacturing inefficiencies and costs associated with manufacturing transition issues in the North American security hardware business and with lower production volumes of plumbing products.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):


---------------------------------------------------------------------------------------------------
                                          Three Months Ended                   Six Months Ended
                                    July 1, 2001   July 2, 2000       July 1, 2001     July 2, 2000
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $127.6         $127.5             $251.1           $259.8
Segment profit                              20.6           22.1               40.1             44.4
---------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment were flat during the three-month period ended July 1, 2001, as compared to the three-month period ended July 2, 2000, as lower sales to industrial and automotive customers in North America were offset by incremental sales associated with a business acquired in April 2001, double-digit rates of growth in sales of both automotive and industrial products in Asia, and growth in sales of automotive products in Europe.
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment for the six months ended July 1, 2001, declined 3%, as compared to the six months ended July 2, 2000, due to lower sales to automotive and industrial customers in North America, partially offset by incremental sales associated with a business acquired in April 2001, double-digit rates of growth in sales of both automotive and industrial products in Asia, and growth in sales of automotive products in Europe.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 16.1% for the three months ended July 1, 2001, as compared to 17.3% for the corresponding period in 2000. Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 17.1% in the first half of 2000 to 16.0% for the corresponding period in 2001. The decline in segment profit as a percentage of sales for the three- and six-month periods was principally due to slight declines in gross margin as a percentage of sales due to unfavorable mix.

RESTRUCTURING ACTIVITY
A summary of restructuring activity during the six-month period ended July 1, 2001, is as follows (in millions of dollars):

                                                           Utilization of Reserve
                                      Reserve at           ----------------------        Reserve at
                               December 31, 2000             Cash        Non-Cash      July 1, 2001
---------------------------------------------------------------------------------------------------
Severance benefits                         $29.7           $(10.0)           $ --             $19.7
Other charges                                4.4             (2.1)             --               2.3
---------------------------------------------------------------------------------------------------
Total                                      $34.1           $(12.1)           $ --             $22.0
===================================================================================================

     The Corporation remains committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs and eliminate excess capacity.

INTEREST RATE SENSITIVITY
As a result of the changes during the six months ended July 1, 2001, in the Corporation's short-term borrowings, long-term debt, and interest rate hedge portfolio, as described in Notes 4 and 5 of Notes to Consolidated Financial Statements, the following table provides information as of July 1, 2001, about that portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.


Principal Payments and Interest Rate Detail by Contractual Maturity Dates
-----------------------------------------------------------------------------------------------------------------------------------

                                                              Year Ending Dec. 31,                                       Fair Value
                               6 Mos. Ending       -----------------------------------------                              (Assets)/
(U.S. Dollars in Millions)     Dec. 31, 2001        2002       2003        2004         2005   Thereafter       Total   Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-Term Borrowings
Variable rate (U.S. dollars)          $154.9       $  --     $   --       $  --       $   --       $   --    $  154.9      $  154.9
   Average interest rate                4.23%                                                                    4.23%
Variable rate (other currencies)      $ 23.4       $  --     $   --       $  --       $   --       $   --    $   23.4      $   23.4
   Average interest rate                5.37%                                                                    5.37%
Long-Term Debt
Fixed rate (U.S. dollars)             $   --       $32.3     $309.5       $  --       $   --       $854.6    $1,196.4      $1,193.0
   Average interest rate                            8.86%      7.50%                                 6.99%       7.17%
Fixed rate (other currencies)         $   .8       $ 1.4     $   .7       $  --       $   --       $   --    $    2.9      $    2.9
   Average interest rate                1.48%       1.49%      1.53%                                             1.50%
Variable rate (U.S. dollars)          $  7.5       $  --     $   --       $  --       $   --       $   --    $    7.5      $    7.5
   Average interest rate               L+.70%(a)
Other Long-Term Liabilities
Fixed rate (U.S. dollars)             $   --       $  --     $   --       $  --       $187.8       $   --    $  187.8      $  193.0
   Average interest rate                                                                5.69%                    5.69%
INTEREST RATE DERIVATIVES
Fixed-to-Variable Interest
Rate Swaps (U.S. dollars)             $   --       $  --     $125.0       $  --       $188.0       $675.0    $  988.0      $   (5.9)
   Average pay rate (b)
   Average receive rate                                        6.02%                    6.49%        6.16%       6.21%
-----------------------------------------------------------------------------------------------------------------------------------

 (a) Variable rate specified is based upon LIBOR plus the specified margin over LIBOR.
 (b) The average pay rate is based upon 6-month forward LIBOR, except for $550.0 million in notional principal amount that matures after 2005 and is based upon 3-month forward LIBOR.

FINANCIAL CONDITION
Operating activities used cash of $7.1 million for the six months ended July 1, 2001, compared to $81.7 million of cash provided in the corresponding period in 2000. The increase in cash usage in 2001 was primarily the result of lower net earnings, the timing of payments of certain expenses, and higher cash taxes, offset by improved working capital, principally associated with the inventory reductions in the current six-month period as compared to the corresponding 2000 period.
     The Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at July 1, 2001, approximated the number of days sales outstanding at July 2, 2000. Inventory turns at July 1, 2001, also approximated the comparable period in 2000. The Corporation believes that it was able to maintain adequate service levels while reducing its overall investment in inventory. While the Corporation expects inventory levels to rise during the next quarter in support of both seasonal sales activity and anticipated significant new product introductions in the second half of 2001, the Corporation's goal is to end 2001 with inventories at or below $800 million.
     Investing activities for the six months ended July 1, 2001, used cash of $91.5 million compared to $84.9 million of cash used for the corresponding period in 2000. Cash flow from investing activities benefited from lower capital expenditures during the first half of 2001, as compared to the corresponding period in 2000. This benefit was offset by the Corporation's receipt of $25.0 million in 2000  related to the True Temper  recapitalization,  as  described in
Note 9 of Notes to Consolidated Financial Statements, and an increase in cash usage during 2001 for the purchase of a business. On April 30, 2001, the Corporation acquired the automotive division of Bamal Corporation, a component of the Fastening and Assembly Systems segment, for $34.0 million. Under the purchase agreement, the purchase price may be adjusted depending on the closing balance sheet. During the six months ended July 1, 2001, in connection with the Bamal purchase, the Corporation made a cash payment of $30.5 million and issued a promissory note in the amount of $3.5 million. The results of Bamal were included in the consolidated financial statements from the date of acquisition and are not expected to be material to the Corporation's results during 2001.
     Financing activities provided cash of $108.4 million for the six-month period ended July 1, 2001, compared to cash used of $11.0 million during the first six months of 2000. The increase in cash provided is primarily the result of lower cash expenditures for stock repurchases during the first half of 2001. During the six months ended July 1, 2001, the Corporation repurchased 525,050 shares of its common stock at an aggregate cost of $25.5 million upon the termination of its equity forward purchase agreements, as more fully described in Note 11 of Notes to Consolidated Financial Statements. During the same period in 2000, the Corporation repurchased 4,091,000 shares of its common stock at an aggregate cost of $152.0 million through its share repurchase program.
     Future share repurchases are anticipated, in part to reduce the dilutive effect of stock issuances under various stock-based employee benefit plans. At July 1, 2001, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 2,996,595 shares of its common stock.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the six months ended July 1, 2001, the Corporation had negative free cash flow of

$68.6 million compared to negative free cash flow of $20.0 million for the corresponding period in 2000.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 71% at July 1, 2001, compared to 65% at December 31, 2000. Average debt maturity was 7.4 years at July 1, 2001, compared to 5.4 years at December 31, 2000.

IMPACT OF NEW ACCOUNTING STANDARDS
As more fully described in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2002, the Corporation is required to adopt two new accounting standards. For a discussion of the impact of those new accounting standards upon the Corporation, see Note 1.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Item 2 of Part I of this report under the caption "Interest Rate Sensitivity" and in Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, under the caption "Hedging Activities", and in Item 8 of that report in Notes 1 and 9 of Notes to Consolidated Financial Statements, and is incorporated by reference herein.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.
     As of July 1, 2001, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation. Management is of the opinion that the amounts accrued for awards or assessments in connection with environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit No.         Description

            3              Bylaws of the Corporation, as amended.

          4(a) Credit Agreement, dated as of April 2, 2001, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan, a division of Chase Securities Inc., as Syndication Agent, and Bank of America, N.A. and Commerzbank AG, as Co-Syndication Agents.

          4(b) Credit Agreement, dated as of April 2, 2001, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan, a division of Chase Securities Inc., as Syndication Agent, and Bank of America, N.A. and Commerzbank AG, as Co-Syndication Agents.

          4(c) Indenture between the Corporation and The Bank of New York, as trustee, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

          4(d) Exchange and Registration Rights Agreement among the Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and the other initial purchasers named on Schedule I thereto, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

          4(e) Form of 7.125% Senior Note Due 2011, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

           12              Computation of Ratios.

On April 23, 2001, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had established budgeted rates of exchange for 2001 and, accordingly, had updated segment data for prior periods to reflect the translation of segment assets and elements of segment profit at the budgeted rates of exchanges for 2001.

On April 24, 2001, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report of Form 8-K, filed pursuant to Item 5 of that Form, stated that, on April 24, 2001, the Corporation had reported its earnings for the three months ended April 1, 2001.

The Corporation did not file any other reports on Form 8-K during the three-month period ended July 1, 2001.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         THE BLACK & DECKER CORPORATION

                                 By   /s/ MICHAEL D. MANGAN
                                 ---------------------------------------
                                          Michael D. Mangan
                                          Senior Vice President and
                                          Chief Financial Officer




                          Principal Accounting Officer

                                  By  /s/ CHRISTINA M. McMULLEN
                                  --------------------------------------
                                          Christina M. McMullen
                                          Vice President and Controller




Date: August 13, 2001