Form 10-Q
period 2001-09-30
BLACK & DECKER CORP
filed 2001-11-09
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                   September 30, 2001
                              --------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
                              ------    ----------------------------------------

Commission File Number:            1-1553


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                 52-0248090
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

701 East Joppa Road                Towson, Maryland                 21286
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
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  YES     NO
                                  -----    ----

The  number of shares  of Common  Stock  outstanding  as of  October  26,  2001:
79,789,041
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                               September 30, 2001

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Statement of Earnings (Unaudited)
     For the Three Months and Nine Months Ended September 30, 2001
     and October 1, 2000                                                      3

  Consolidated Balance Sheet
     September 30, 2001 (Unaudited) and December 31, 2000                     4

  Consolidated Statement of Stockholders' Equity (Unaudited)
     For the Nine Months Ended September 30, 2001 and October 1, 2000         5

  Consolidated Statement of Cash Flows (Unaudited)
     For the Nine Months Ended September 30, 2001 and October 1, 2000         6

  Notes to Consolidated Financial Statements (Unaudited)                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                15

Item 3. Quantitative and Qualitative Disclosures about Market Risk           23


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    24

Item 6. Exhibits and Reports on Form 8-K                                     25


SIGNATURES                                                                   26

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

----------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                        Nine Months Ended
                                      September 30, 2001   October 1, 2000       September 30, 2001   October 1, 2000
----------------------------------------------------------------------------------------------------------------------
Sales                                           $1,063.0          $1,133.2                 $3,112.4          $3,297.2
   Cost of goods sold                              696.4             707.3                  2,043.0           2,081.6
   Selling, general, and
     administrative expenses                       277.6             277.7                    823.8             833.3
   Gain on sale of business                            -                 -                        -              20.1
----------------------------------------------------------------------------------------------------------------------
Operating Income                                    89.0             148.2                    245.6             402.4
   Interest expense (net of
     interest income)                               20.4              26.5                     65.5              75.7
   Other expense (income)                            2.7              (1.6)                     7.3              (2.6)
----------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                        65.9             123.3                    172.8             329.3
   Income taxes                                     19.7              37.0                     51.8              99.8
----------------------------------------------------------------------------------------------------------------------
Net Earnings                                    $   46.2          $   86.3                 $  121.0          $  229.5
======================================================================================================================


Net Earnings Per Common
   Share--Basic                                    $ .57             $1.04                    $1.49             $2.71
======================================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                 80.8              83.2                     81.0              84.6
======================================================================================================================


Net Earnings Per Common
   Share--Assuming Dilution                        $ .57             $1.03                    $1.49             $2.69
======================================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                 81.0              83.8                     81.4              85.3
======================================================================================================================


Dividends Per Common Share                         $ .12             $ .12                    $ .36             $ .36
======================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------------
                                               September 30, 2001
                                                      (Unaudited)   December 31, 2000
--------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                $  139.3            $  135.0
Trade receivables                                           830.7               783.1
Inventories                                                 878.7               844.0
Other current assets                                        201.9               199.9
--------------------------------------------------------------------------------------
   Total Current Assets                                   2,050.6             1,962.0
--------------------------------------------------------------------------------------
Property, Plant, and Equipment                              727.4               748.1
Goodwill                                                    720.6               717.2
Other Assets                                                776.0               662.4
--------------------------------------------------------------------------------------
                                                         $4,274.6            $4,089.7
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                    $  118.9            $  402.9
Current maturities of long-term debt                         41.2                47.7
Trade accounts payable                                      420.7               367.6
Other accrued liabilities                                   745.1               814.1
--------------------------------------------------------------------------------------
   Total Current Liabilities                              1,325.9             1,632.3
--------------------------------------------------------------------------------------
Long-Term Debt                                            1,209.5               798.5
Deferred Income Taxes                                       218.7               221.0
Postretirement Benefits                                     266.1               240.6
Other Long-Term Liabilities                                 484.5               479.8
Common Stock Under Equity Forwards                              -                25.1
Stockholders' Equity
Common stock, par value $.50 per share                       40.2                40.2
Capital in excess of par value                              575.4               560.0
Retained earnings                                           355.8               264.0
Accumulated other comprehensive income (loss)              (201.5)             (171.8)
--------------------------------------------------------------------------------------
   Total Stockholders' Equity                               769.9               692.4
--------------------------------------------------------------------------------------
                                                         $4,274.6            $4,089.7
======================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

-----------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                       Outstanding              Capital in                  Other Com-           Total
                                            Common        Par    Excess of    Retained      prehensive   Stockholders'
                                            Shares      Value    Par Value    Earnings   Income (Loss)          Equity
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999            87,190,240      $43.6       $843.3      $ 21.9        $(107.7)          $801.1
Comprehensive income:
   Net earnings                                 --         --           --       229.5             --            229.5
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (46.1)           (46.1)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --         --           --       229.5          (46.1)           183.4
-----------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                 --         --           --       (30.3)            --            (30.3)
Purchase and retirement of
   common stock (net of 144,416
   shares issued under equity
   forwards)                            (5,056,584)      (2.5)      (189.4)         --             --           (191.9)
Common stock issued under
   employee benefit plans                  220,673         .1          6.6          --             --              6.7
-----------------------------------------------------------------------------------------------------------------------
Balance at October 1, 2000              82,354,329      $41.2       $660.5      $221.1        $(153.8)          $769.0
=======================================================================================================================

Balance at December 31, 2000            80,343,094      $40.2       $560.0      $264.0        $(171.8)          $692.4
Comprehensive income:
   Net earnings                                 --         --           --       121.0             --            121.0
   Cumulative effect of accounting
     change (net of tax)                        --         --           --          --            (.7)             (.7)
   Net gain on derivative
     instruments (net of tax)                   --         --           --          --            1.1              1.1
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --         --           --          --          (30.1)           (30.1)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --         --           --       121.0          (29.7)            91.3
-----------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                 --         --           --       (29.2)            --            (29.2)
Purchase and retirement of
   common stock                           (400,000)       (.2)       (12.5)         --             --            (12.7)
Common stock retired under
   equity forwards                        (765,326)       (.4)          --          --             --              (.4)
Common stock issued under
   employee benefit plans                1,245,048         .6         27.9          --             --             28.5
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001           80,422,816      $40.2       $575.4      $355.8        $(201.5)          $769.9
=======================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended
                                                               September 30, 2001     October 1, 2000
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                               $121.0              $229.5
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Gain on sale of business                                                    -                (20.1)
   Non-cash charges and credits:
     Depreciation and amortization                                          122.8               123.3
     Other                                                                   (5.7)              (10.7)
   Changes in selected working capital items:
     Trade receivables                                                      (45.2)              (61.2)
     Inventories                                                            (34.0)             (182.7)
     Trade accounts payable                                                  53.0                80.2
   Restructuring spending                                                   (18.7)               (9.2)
   Changes in other assets and liabilities                                  (93.2)              (54.8)
------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities                                      100.0                94.3
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of business                                                 -                 25.0
Purchase of businesses                                                      (30.5)               (7.8)
Proceeds from disposal of assets                                              8.1                 3.3
Capital expenditures                                                       (100.4)             (149.7)
Cash inflow from hedging activities                                          16.3               135.7
Cash outflow from hedging activities                                        (15.8)             (135.5)
------------------------------------------------------------------------------------------------------
   Cash Flow From Investing Activities                                     (122.3)             (129.0)
------------------------------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                                    (22.3)              (34.7)
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings                           (284.5)              250.5
Proceeds from long-term debt (net of debt issue costs of $3.1)              393.8                   -
Payments on long-term debt                                                  (40.9)               (4.7)
Purchase of common stock                                                    (38.2)             (191.9)
Issuance of common stock                                                     25.2                 9.2
Cash dividends                                                              (29.2)              (30.3)
------------------------------------------------------------------------------------------------------
   Cash Flow From Financing Activities                                       26.2                32.8
Effect of exchange rate changes on cash                                        .4                (7.2)
------------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents                              4.3                (9.1)
Cash and cash equivalents at beginning of period                            135.0               147.3
------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                                 $139.3              $138.2
======================================================================================================

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
     Certain amounts presented for the three and nine months ended October 1, 2000, have been reclassified to conform to the 2001 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended September 30, 2001, and October 1, 2000, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended September 30, 2001, and October 1, 2000, was $37.7 million and $84.8 million, respectively.
     As discussed in Note 2 of Notes to Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of the Corporation's Quarterly Report on Form 10-Q for the three months ended April 1, 2001, effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
     In April 2001, the Emerging Issues Task Force reached consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer (EITF 00-25). Upon adoption of this consensus on January 1, 2002, the Corporation will be required to classify certain payments to its customers as a reduction of revenue. The Corporation currently classifies certain of these payments as selling expenses in its Consolidated Statement of Earnings. Upon adoption, prior period amounts will be reclassified. Because adoption of EITF 00-25 will solely result in reclassification within the statement of earnings, there will be no impact on the Corporation's financial condition, operating income, or net earnings.
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the provisions of SFAS No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $27 million per year. During 2002, the

Corporation will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Corporation.

NOTE 2: INVENTORIES
The components of inventory at the end of each period, in millions of dollars, consisted of the following:

                                        September 30, 2001    December 31, 2000
--------------------------------------------------------------------------------
FIFO cost:
   Raw materials and work-in-process                $211.4               $219.6
   Finished products                                 673.9                627.9
--------------------------------------------------------------------------------
                                                     885.3                847.5
Excess of FIFO cost over LIFO
   inventory value                                    (6.6)                (3.5)
--------------------------------------------------------------------------------
                                                    $878.7               $844.0
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 3: GOODWILL
Goodwill at the end of each period, in millions of dollars, was as follows:

                                   September 30, 2001         December 31, 2000
--------------------------------------------------------------------------------
Goodwill                                     $1,323.7                  $1,300.5
Less accumulated amortization                   603.1                     583.3
--------------------------------------------------------------------------------
                                             $  720.6                  $  717.2
================================================================================

NOTE 4: SHORT-TERM BORROWINGS
During the nine months ended September 30, 2001, the Corporation replaced its expiring unsecured revolving credit facilities with a $1.0 billion unsecured revolving credit facility that expires in April 2006 and a $400.0 million 364-day unsecured revolving credit facility (the Credit Facilities). The 364-day revolving credit facility provides for annual renewals upon request by the Corporation and approval by the lending banks. Under the Credit Facilities, the Corporation has the option of borrowing at the London Interbank Offered Rate ("LIBOR") plus a specified percentage, or at other variable rates set forth therein. The Credit Facilities provide that the interest rate margin over LIBOR, as well as the annual facility and utilization fees, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Credit Facilities include various customary covenants, including covenants limiting the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets, and financial covenants requiring the Corporation to maintain specified leverage and interest coverage ratios.

NOTE 5: LONG-TERM DEBT
In June 2001, the Corporation issued senior unsecured notes in the principal amount of $400.0 million. The notes bear interest at a fixed rate of 7.125% and are due in 2011. Concurrently, the Corporation entered into fixed-to-variable interest rate swap agreements with notional amounts totaling $400.0 million. During the quarter ended September 30, 2001, the Corporation terminated one of those swap agreements in the notional amount of $100.0 million. The gain realized on that swap termination will be amortized as an adjustment to the yield of the related debt over the remaining period covered by the terminated swap. Under the remaining swap agreements, the Corporation receives a weighted-average fixed rate of 6.27% and pays at variable rates based on LIBOR. The Corporation has designated these swap agreements as fair value hedges of the underlying fixed-rate obligations and has structured the agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.
    Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $414.0 million and $599.6 million were included in the Consolidated Balance Sheet at September 30, 2001, and December 31, 2000, respectively, under the captions short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, consisted of the following:

----------------------------------------------------------------------------------------------------
                                    Three Months Ended                       Nine Months Ended
                      September 30, 2001   October 1, 2000     September 30, 2001   October 1, 2000
----------------------------------------------------------------------------------------------------
Interest expense                   $28.1             $37.2                  $94.2            $108.3
Interest (income)                   (7.7)            (10.7)                 (28.7)            (32.6)
----------------------------------------------------------------------------------------------------
                                   $20.4             $26.5                  $65.5            $ 75.7
====================================================================================================

NOTE 7: OTHER EXPENSE (INCOME)
Other expense of $2.7 million and $7.3 million for the three and nine months ended September 30, 2001, respectively, consisted primarily of dividends related to preferred shares of a subsidiary. For additional information on the subsidiary's preferred shares, which were issued during the fourth quarter of 2000, see Note 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. Other income for the three and nine months ended October 1, 2000, was not material.

NOTE 8: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

                                                 Reportable Business Segments
                                        -----------------------------------------------
                                              Power     Hardware   Fastening                 Currency      Corporate,
                                            Tools &       & Home  & Assembly              Translation    Adjustments,
Three Months Ended September 30, 2001   Accessories  Improvement     Systems      Total   Adjustments  & Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  770.1       $190.8      $121.5   $1,082.4        $(19.4)         $    -      $1,063.0
Segment profit (loss) (for
   Consolidated, operating income)             78.5         16.0        14.8      109.3          (1.2)          (19.1)         89.0
Depreciation and amortization                  20.2          8.1         4.1       32.4           (.3)            6.3          38.4
Capital expenditures                           20.6          7.2         3.8       31.6           (.6)              -          31.0

Three Months Ended October 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  792.6       $213.8      $123.1   $1,129.5        $  3.7          $    -      $1,133.2
Segment profit (loss) (for
   Consolidated, operating income)            101.3         30.8        19.6      151.7            .1            (3.6)        148.2
Depreciation and amortization                  21.7          7.5         4.1       33.3            .1             6.5          39.9
Capital expenditures                           31.3          7.6         5.5       44.4            .2              .1          44.7


Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $2,199.6       $583.2      $372.6   $3,155.4        $(43.0)         $    -      $3,112.4
Segment profit (loss) (for
   Consolidated, operating income)            168.5         41.9        54.9      265.3          (2.9)          (16.8)        245.6
Depreciation and amortization                  66.2         26.8        11.8      104.8          (1.4)           19.4         122.8
Capital expenditures                           66.1         24.8        10.0      100.9          (1.2)             .7         100.4

Nine Months Ended October 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $2,248.1       $625.8      $382.9   $3,256.8        $ 40.4          $   -       $3,297.2
Segment profit (loss) (for
   Consolidated, operating income
   before gain on sale of business)           255.1         77.0        64.0      396.1           3.6           (17.4)        382.3
Depreciation and amortization                  63.8         26.2        12.2      102.2           1.3            19.8         123.3
Capital expenditures                          106.5         22.4        18.5      147.4           1.7              .6         149.7

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

     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted exchange rates. Budgeted exchange rates are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted exchange rates. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted exchange rates for 2001. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted exchange rates and those determined based upon the exchange rates applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization (except for amortization of goodwill associated with certain small acquisitions made by the Power Tools and
Accessories and Fastening and Assembly Systems segments), adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes the gain on sale of business. For certain operations located in Brazil, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

     The reconciliation of segment profit to the Corporation's earnings before income taxes for each period, in millions of dollars, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended                     Nine Months Ended
                                                        September 30, 2001  October 1, 2000    September 30, 2001   October 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments               $109.3           $151.7                $265.3            $396.1
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates to
     actual rates                                                     (1.2)              .1                  (2.9)              3.6
   Depreciation of Corporate property and amortization
     of certain goodwill                                              (6.3)            (6.5)                (19.4)            (19.8)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                  9.4              9.0                  30.3              27.2
   Adjustment to eliminate net interest and non-operating
     expenses from results of certain operations in Brazil,
     Venezuela, and Turkey                                              .2               .2                    .6                .4
   Other adjustments booked in consolidation directly
     related to reportable business segments                          (8.3)            (2.0)                 (3.3)            (14.7)
Amounts allocated to businesses in arriving at segment
   profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts
   identified above                                                  (14.1)            (4.3)                (25.0)            (10.5)
------------------------------------------------------------------------------------------------------------------------------------
Operating income before gain on sale of business                      89.0            148.2                 245.6             382.3
Gain on sale of business                                                 -                -                     -              20.1
------------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                   89.0            148.2                 245.6             402.4
Interest expense, net of interest income                              20.4             26.5                  65.5              75.7
Other expense (income)                                                 2.7             (1.6)                  7.3              (2.6)
------------------------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes                                     $ 65.9           $123.3                $172.8            $329.3
====================================================================================================================================

NOTE 9: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                          Nine Months Ended
(Amounts in Millions Except Per Share Data)       September 30, 2001    October 1, 2000       September 30, 2001    October 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings                                                $46.2              $86.3                   $121.0             $229.5
====================================================================================================================================
Denominator:
   Average number of common shares outstanding
     for basic earnings per share                               80.8               83.2                     81.0               84.6

   Employee stock options and stock issuable
     under employee benefit plans                                 .2                 .6                       .4                 .7
------------------------------------------------------------------------------------------------------------------------------------
   Average number of common shares outstanding
     for diluted earnings per share                             81.0               83.8                     81.4               85.3
====================================================================================================================================
Basic earnings per share                                       $ .57              $1.04                   $ 1.49             $ 2.71
====================================================================================================================================
Diluted earnings per share                                     $ .57              $1.03                   $ 1.49             $ 2.69
====================================================================================================================================

     As of September 30, 2001, approximately 6.9 million options to purchase shares of common stock, with a weighted-average exercise price of $46.17, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 10: GAIN ON SALE OF BUSINESS
During the first quarter of 2000, the Corporation sold its remaining interest in True Temper, together with the note payable by True Temper, for $25.0 million and recognized a pre-tax gain of $20.1 million. For further information about this transaction and the recapitalization of True Temper, see Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 11: STOCKHOLDERS' EQUITY
As more fully discussed in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, the Corporation entered into two agreements (the "Agreements") under which the Corporation was able to enter into forward purchase contracts on its common stock. The Agreements provided the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a "capped forward contract").
     During the first quarter of 2001, settlements occurred on standard forward purchase contracts with respect to 691,186 shares of the Corporation's common stock, resulting in a net receipt of 169,485 shares of common stock. In addition, settlements occurred on capped forward contracts with respect to 750,000 shares of the Corporation's common stock, resulting in a net receipt of 70,791 shares of its common stock during the first quarter of 2001. At each settlement date, the Corporation elected net share settlement.

     During the second quarter of 2001, the Corporation terminated the Agreements, electing full physical settlement through its purchase of the final 525,050 shares subject to the Agreements for $25.5 million.
     During the nine months ended September 30, 2001, the Corporation repurchased an additional 400,000 shares of its common stock at an aggregate cost of $12.7 million through its share repurchase program. During the comparable period in 2000, the Corporation repurchased 5,201,000 shares of its common stock at an aggregate cost of $191.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $46.2 million, or $.57 per share on a diluted basis, for the three-month period ended September 30, 2001, compared to net earnings of $86.3 million, or $1.03 per share on a diluted basis, for the three-month period ended October 1, 2000.
    For the nine months ended September 30, 2001, the Corporation reported net earnings of $121.0 million, or $1.49 per share on a diluted basis, compared to net earnings of $229.5 million, or $2.69 per share on a diluted basis, for the nine months ended October 1, 2000. As described in Note 10 of Notes to Consolidated Financial Statements, earnings for the nine months ended October 1, 2000, included a pre-tax gain of $20.1 million ($13.1 million net of tax) related to the 1998 recapitalization of True Temper Sports. Excluding this non-recurring gain, net earnings for the nine months ended October 1, 2000, would have been $216.4 million, or $2.54 per share on a diluted basis, compared to net earnings of $121.0 million, or $1.49 per share on a diluted basis, for the corresponding period in 2001.
    In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 30, 2001, and October 1, 2000:


                                    ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------------------------------
                                       Three Months Ended                       Nine Months Ended
(Dollars in Millions)     September 30, 2001    October 1, 2000   September 30, 2001   October 1, 2000
--------------------------------------------------------------------------------------------------------
Total sales                         $1,063.0           $1,133.2             $3,112.4          $3,297.2
Unit volume                               (2)%               7 %                 (1)%                8 %
Price                                     (2)%              (2)%                 (2)%               (1)%
Currency                                  (2)%              (3)%                 (3)%               (3)%
--------------------------------------------------------------------------------------------------------
Change in total sales                     (6)%               2 %                 (6)%                4 %
========================================================================================================

     Total consolidated sales for the three and nine months ended September 30, 2001, decreased by 6% from the corresponding 2000 levels. Total unit volume had a 2% and 1% negative impact on sales during the three- and nine-month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. Unit volume was negatively effected by weak economic conditions, as well as inventory reductions by retailers, in the United States and Europe and, for the three months ended September 30, 2001, by a change in shipping terms with a significant customer in the North American consumer power tools business. The impact of these negative factors was partially offset by incremental sales of businesses acquired by the Corporation. The Corporation anticipates that the effect of the economic slowdown in the United States and Europe will continue to negatively impact its sales over the rest of 2001 and into 2002. Pricing actions taken in response to customer and competitive pressures, as well as to reduce the Corporation's inventory levels, had a 2% negative effect on sales for the three- and nine-month periods ended September 30, 2001, as compared to the corresponding periods in 2000. The negative effects of a stronger dollar compared to other foreign currencies, particularly the Euro, pound sterling, and Brazilian real, caused a 2% and 3% decrease in the Corporation's consolidated sales during the three- and nine-month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

EARNINGS
Operating income for the three months ended September 30, 2001, was $89.0 million, or 8.4% of sales, compared to operating income of $148.2 million, or 13.1% of sales, for the corresponding period in 2000. Operating income for the nine months ended September 30, 2001, was $245.6 million, compared to operating income of $402.4 million for the corresponding period in 2000. Excluding the effect of the $20.1 million gain on sale of business recognized in the first quarter of 2000, operating income decreased from $382.3 million, or 11.6% of sales, for the nine months ended October 1, 2000, to $245.6 million, or 7.9% of sales, for the nine months ended September 30, 2001.
     Gross margin as a percentage of sales was 34.5% and 37.6% for the three-month periods ended September 30, 2001, and October 1, 2000, respectively, and was 34.4% and 36.9% for the nine-month periods ended September 30, 2001, and October 1, 2000, respectively. The decreases in gross margin for the three- and nine-month periods ended September 30, 2001, as compared to the corresponding periods in the prior year, reflect pricing actions taken by the Corporation in response to both customer and competitive pressures, as well as price reductions to increase sales of certain inventories. In addition, gross margin for the three and nine months ended September 30, 2001, declined as a result of lower manufacturing volumes as the Corporation took actions to reduce its inventory levels. Those lower volumes resulted in unfavorable manufacturing variances as well as reduced productivity. The Corporation anticipates continued lower gross margins in the near term as a result of a reduction in manufacturing volumes in response to the economic slowdown in the United States and Europe, pricing actions, and pressure in Europe from competition from low-cost consumer power tools imported from Asia and currency.
     The Corporation held selling, general, and administrative expenses flat and reduced those expenses by $9.5 million for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in the prior year. For the nine months ended September 30, 2001, the Corporation reduced selling, general and administrative expenses through cost containment efforts and the impact of certain variable expenses associated with lower sales and/or profitability levels. For the three months ended September 30, 2001, these reductions were offset by spending in support of new product initiatives and expenses related to recently acquired businesses. However, those selling, general, and administrative expenses increased as a percentage of sales due to the lower sales base in 2001 as compared to the prior year. Selling, general, and administrative expenses as a percentage of sales increased from 24.5% for the quarter ended October 1, 2000, to 26.1% for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, selling, general, and administrative expenses as a percentage of sales was 26.5%, reflecting an increase from the prior year level of 25.3%.

     Net interest expense (interest expense less interest income) for the three months ended September 30, 2001, was $20.4 million compared to net interest expense of $26.5 million for the three months ended October 1, 2000. Net interest expense was $65.5 million for the nine months ended September 30, 2001, compared to net interest expense of $75.7 million for the corresponding period in 2000. The decrease in net interest expense for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, was primarily the result of lower interest rates.
     Other expense for the three months ended September 30, 2001, was $2.7 million as compared to income of $1.6 million for the corresponding period in 2000. Other expense for the nine months ended September 30, 2001, was $7.3 million as compared to other income of $2.6 million for the corresponding period in 2000. The increase in other expense was primarily the result of dividends on a subsidiary's preferred shares. Those preferred shares were issued in December 2000.
     The Corporation's effective tax rate for the three and nine months ended September 30, 2001, was 30.0%, as compared to an effective tax rate of 30.0% and 30.3% for the three and nine months ended October 1, 2000, respectively. During the nine months ended October 1, 2000, the Corporation recognized income tax expense of $7.0 million relating to the $20.1 million pre-tax gain on the sale of a business. Excluding the effects of that gain, the Corporation's effective tax rate would have been 30.0% for the nine months ended October 1, 2000.
     The Corporation reported net earnings of $46.2 million, or $.57 per share on a diluted basis, for the three-month period ended September 30, 2001, compared to net earnings of $86.3 million, or $1.03 per share on a diluted basis, for the three-month period ended October 1, 2000. The Corporation reported net earnings of $121.0 million, or $1.49 per share on a diluted basis, for the nine months ended September 30, 2001, compared to net earnings of $229.5 million, or $2.69 per share on a diluted basis for the comparable period in 2000. Excluding the gain on the sale of business, net earnings for the nine-month period ended October 1, 2000, would have been $216.4 million, or $2.54 per share on a diluted basis.

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

Power Tools and Accessories
---------------------------

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):


----------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                   September 30, 2001  October 1, 2000       September 30, 2001  October 1, 2000
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $770.1           $792.6                 $2,199.6         $2,248.1
Segment profit                                   78.5            101.3                    168.5            255.1
----------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2001 decreased 3% from the 2000 level.

     Sales of power tools and accessories in North America decreased at a mid-single-digit rate in the third quarter of 2001 from the corresponding period in 2000 as both the professional and consumer power tools businesses were negatively impacted by weak economic conditions in the United States. During the three months ended September 30, 2001, a double-digit rate of decline in sales of consumer power tools and accessories offset a low single-digit rate of increase in sales of professional power tools and accessories. Sales of professional power tools and accessories in the quarter benefited from incremental sales associated with a business acquired in December of 2000. Sales of consumer power tools and accessories in the third quarter of 2001 were negatively impacted by a change in shipping terms with a major customer, from free on board (FOB) the Corporation's Asian plant to FOB its United States distribution center. Excluding the effects of that change in shipping terms, sales of consumer power tools and accessories during the third quarter of 2001 would have approximated the prior year's level.
     Sales in Europe decreased at a mid-single-digit rate in the third quarter of 2001 from the corresponding period in 2000, as sales of consumer power tools and outdoor products were negatively impacted by slowing economic conditions in Europe, particularly in Germany, and by inventory actions taken by retailers with high levels of private label Asian products. This decline in sales of consumer products was partially offset by a low single-digit rate of growth in sales of professional power tools and accessories in the quarter, which continued to benefit from the transition from the ELU(R) to the DEWALT(R) brand in Europe.
     Sales in other geographic areas increased at a mid-single-digit rate for the third quarter of 2001 over the prior year level. Sales of professional power tools increased at a high single-digit rate during the quarter. This sales growth was tempered by a low single-digit rate increase in sales of consumer products over the corresponding period of the prior year.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended September 30, 2001, decreased 2% from the 2000 level.
     In North America, sales of power tools and accessories during the first nine months of 2001 decreased at a low single-digit rate from the 2000 level, with sales declines experienced in both professional and consumer power tools and accessories. Those declines were mainly driven by unfavorable economic conditions in the United States and actions taken by certain major customers to reduce inventory levels. These negative factors were partially offset by incremental sales of professional power tools associated with two businesses acquired in June and December of 2000.
     Sales in Europe during the first nine months of 2001 decreased at a low single-digit rate from the 2000 level, driven by a double-digit rate of decline in sales of both outdoor products and consumer power tools. These declines were partially offset by a high single-digit rate of growth in sales of professional power tools. Sales of outdoor products and consumer power tools were negatively impacted during 2001 by slowing economic conditions, particularly in Germany, coupled with inventory actions by retailers with high levels of private label Asian products. The growth in professional power tools during the nine months ended September 30, 2001, resulted, in part, from the transition from the ELU to the DEWALT brand in Europe.
     Sales in other geographic areas increased at a double-digit rate in the first nine months of 2001 from the 2000 level, as higher sales were achieved in all regions in both professional power tools and consumer products.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.2% and 7.7% for the three- and nine-month periods ended September 30, 2001, compared to

12.8% and 11.3% for the three- and nine-month periods ended October 1, 2000, respectively. The declines in segment profit during 2001 were driven by lower gross margins as a percentage of sales resulting from the Corporation's actions to reduce inventory, including price reductions and lower production levels, which resulted in unfavorable manufacturing absorption. Segment profit for the nine months ended September 30, 2001, was also negatively impacted by higher selling, general, and administrative expenses. Those higher expenses reflected expenses related to recently acquired businesses, and increased distribution and transportation expenses.

Hardware and Home Improvement
-----------------------------

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):


----------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                   September 30, 2001  October 1, 2000       September 30, 2001  October 1, 2000
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $190.8           $213.8                   $583.2           $625.8
Segment profit                                   16.0             30.8                     41.9             77.0
----------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 11% for the three months ended September 30, 2001, from the 2000 level. Sales of security hardware in North America and plumbing products both decreased at a double-digit rate, with sales decreasing at a double-digit rate in the retail channels and at a single-digit rate in the construction channels. Sales in the retail channels continue to be impacted by the weak retail environment and inventory correction actions taken by retailers. In addition, retail sales in North America were negatively impacted as customers worked down inventories of existing product in preparation for Kwikset's fourth quarter launch of its major brand and product repositioning. Sales of security hardware in Europe increased at a double-digit rate over the prior year level.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 7% for the nine months ended September 30, 2001, from the 2000 level. Sales of security hardware in North America were negatively impacted by the continuing effects of a line review conducted in 2000 by a major customer, unfavorable economic conditions, and inventory actions taken by some retailers. Sales of security hardware in Europe increased at a low single-digit rate over the prior year level. Sales of plumbing products decreased during the nine-month period due to unfavorable economic conditions and inventory actions taken by some retailers.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 8.4% and 7.2% for the three and nine months ended September 20, 2001, respectively, compared to 14.4% and 12.3% for the three and nine months ended October 1, 2000, respectively. Segment profit as a percentage of sales in both periods was negatively impacted by a decline in gross margin. The decrease in gross margin for the three months ended September 30, 2001, was primarily a result of lower production volumes of North American security hardware and plumbing products. The decrease in gross margin for the nine months ended September 30, 2001, was primarily a result of manufacturing inefficiencies and costs associated with manufacturing transition issues in the North American security hardware business and with lower production volumes of North American security hardware and plumbing products.

Fastening and Assembly Systems
------------------------------

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

----------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                         Nine Months Ended
                                   September 30, 2001  October 1, 2000       September 30, 2001  October 1, 2000
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                $121.5           $123.1                   $372.6           $382.9
Segment profit                                   14.8             19.6                     54.9             64.0
----------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased by 1% for the three-month period ended September 30, 2001, as compared to the three-month period ended October 1, 2000, as lower sales to industrial customers in all regions and automotive customers in North America were partially offset by incremental sales associated with a business acquired in April 2001, a double-digit rate of growth in sales of automotive products in Asia, and a mid-single digit rate of growth in sales of automotive products in Europe.
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment for the nine months ended September 30, 2001, declined 3%, as compared to the nine months ended October 1, 2000, due to lower sales to industrial customers in both North America and Europe, partially offset by incremental sales associated with a business acquired in April 2001, a double-digit rate of growth in sales of automotive products in Asia, and a high single-digit rate of growth in sales of automotive products in Europe.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 12.2% for the three months ended September 30, 2001, as compared to 15.9% for the corresponding period in 2000. Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 16.7% in the first nine months of 2000 to 14.7% for the corresponding period in 2001. The decline in segment profit as a percentage of sales for the three month period was principally due to declines in gross margin as a percentage of sales resulting from unfavorable mix and pricing pressure. The decline in segment profit as a percentage of sales for the nine-month period was principally due to slight declines in gross margin as a percentage of sales as a result of pricing pressure.

RESTRUCTURING ACTIVITY
A summary of restructuring activity during the nine-month period ended September 30, 2001, is as follows (in millions of dollars):


                             Reserves at       Reserves                      Utilization of Reserves      Reserves at
                            December 31,    Established   Reversal of     ----------------------------  September 30,
                                    2000        in 2001      Reserves            Cash        Non-Cash            2001
---------------------------------------------------------------------------------------------------------------------
Severance benefits                 $29.7           $3.5        $(3.8)         $(15.8)           $  -            $13.6
Other charges                        4.4             .7          (.4)           (2.9)            (.4)             1.4
---------------------------------------------------------------------------------------------------------------------
Total                              $34.1           $4.2        $(4.2)         $(18.7)           $(.4)           $15.0
=====================================================================================================================

    During the nine months ended September 30, 2001, the Corporation recognized $4.2 million of additional pre-tax restructuring and exit costs associated with the restructuring of its Power Tools and Accessories segment in Europe and its Hardware and Home Improvement segment. The restructuring actions taken in 2001 principally reflect the reduction of approximately 150 administrative positions. The $4.2 million charge was offset, however, by the reversal of $4.2 million of severance accruals and other exit costs established as part of the 2000 restructuring charge, which will no longer be required.
    The Corporation remains committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs and eliminate excess capacity. As 2001 has progressed, the challenging economic conditions have become even more difficult. As a result, the Corporation is intensifying its focus on structural cost reductions, including evaluation of its manufacturing footprint.

FINANCIAL CONDITION
Operating  activities  provided $100.0 million of cash for the nine months ended
September 30, 2001, compared to $94.3 million of cash provided in the corresponding period in 2000. The increase in cash provided from operating activities in 2001 was primarily the result of improved working capital, principally associated with the reduced inventory build in the current nine-month period as compared to the corresponding 2000 period, offset by lower net earnings, and the timing of payments of certain expenses.
     The Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at September 30, 2001, was modestly higher than the number of days sales outstanding at October 1, 2000. Inventory turns at September 30, 2001, approximated the comparable period in 2000. The Corporation believes that it was able to maintain adequate service levels while reducing its overall investment in inventory. The Corporation's goal is to end 2001 with inventories at or below $800 million.
     Investing activities for the nine months ended September 30, 2001, used cash of $122.3 million compared to $129.0 million of cash used for the corresponding period in 2000. Cash flow from investing activities benefited from lower capital expenditures during the first nine months of 2001, as compared to the corresponding period in 2000. This benefit was offset by the Corporation's receipt of $25.0 million in 2000 related to the True Temper recapitalization, as described in Note 10 of Notes to Consolidated Financial Statements, and an increase in cash usage during 2001 for the purchase of a business. On April 30, 2001, the Corporation acquired the automotive division of Bamal Corporation, a component of the Fastening and Assembly Systems segment, for $34.0 million. During the nine months ended September 30, 2001, in connection with the Bamal purchase, the Corporation made a cash payment of $30.5 million and issued a promissory note in the amount of $3.5 million. The results of Bamal were included in the consolidated financial statements from the date of acquisition and are not expected to be material to the Corporation's results during 2001.
     Financing activities provided cash of $26.2 million for the nine-month period ended September 30, 2001, compared to $32.8 million during the first nine months of 2000. The decrease in cash provided is primarily the result of reduced cash proceeds from borrowing activities offset by lower cash expenditures for stock repurchases during the nine months of 2001. During the nine months ended September 30, 2001, the Corporation repurchased 525,050 shares of its common stock at an aggregate cost of $25.5 million upon the termination of its equity forward purchase agreements, as more fully described in Note 11 of Notes to Consolidated Financial Statements, and repurchased 400,000 shares of its common stock at an aggregate cost of $12.7 million through its share repurchase program. During the same period in 2000, the Corporation repurchased 5,201,000 shares of its common stock at an aggregate cost of $191.9 million.
     During October 2001, the Corporation repurchased an additional 685,000 shares of its common stock at an aggregate cost of $20.8 million. After those share repurchases, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 1,911,595 shares of its common stock. Future share repurchases are anticipated, in part, to reduce the dilutive effect of stock issuances under various stock-based employee benefit plans.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the nine months ended September 30, 2001, the Corporation generated free cash flow of $7.7 million compared to negative free cash flow of $52.1 million for the corresponding period in 2000.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 63% at September 30, 2001, compared to 65% at December 31, 2000. Average debt maturity was 7.5 years at September 30, 2001, compared to
5.4 years at December 31, 2000.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in the following and is incorporated by reference herein:

o in Note 5 of Notes to Consolidated Financial Statements, included in Item 1 of Part I of this Quarterly Report on Form 10-Q;

o under the caption "Interest Rate Sensitivity", included in Item 2 of Part I of the Corporation's Quarterly Report on Form 10-Q for the three months ended July 1, 2001;

o under the caption "Hedging Activities", included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements, included in Item 8, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. The lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation is also involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its current exposure for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     As of September 30, 2001, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and other litigation and administrative proceedings that could have a material effect on the Corporation. Management is of the opinion that the amounts accrued for awards or assessments in connection with environmental matters and other litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit No.     Description

      10(a)        The Black & Decker Performance Equity Plan, as amended.

      10(b) Amendment No. 4 to The Black & Decker Supplemental Retirement Savings Plan dated as of October 18, 2001.

       12          Computation of Ratios.


On July 17, 2001, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on July 17, 2001, the Corporation had reported its earnings for the three and six months ended July 1, 2001.

The Corporation did not file any other reports on Form 8-K during the three-month period ended September 30, 2001.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE BLACK & DECKER CORPORATION

                                  By    /s/ MICHAEL D. MANGAN
                                        ----------------------------------------
                                            Michael D. Mangan
                                            Senior Vice President and
                                            Chief Financial Officer




                                  Principal Accounting Officer

                                  By    /s/ CHRISTINA M. McMULLEN
                                        ----------------------------------------
                                            Christina M. McMullen
                                            Vice President and Controller




Date:  November 9, 2001