Form 10-K405
period 2001-12-31
BLACK & DECKER CORP
filed 2002-02-28
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE FISCAL YEAR ENDED                   COMMISSION FILE NUMBER

           December 31, 2001                               1-1553
------------------------------------       -------------------------------------

                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                 52-0248090
------------------------------------       -------------------------------------
     (State of Incorporation)                      (I.R.S. Employer
                                                Identification Number)


           Towson, Maryland                              21286
------------------------------------       -------------------------------------
      (Address of principal                            (Zip Code)
        executive offices)

Registrant's telephone number, including area code: 410-716-3900
                                                    ----------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                      on which registered
------------------------------------       -------------------------------------
          Common Stock,                           New York Stock Exchange
      par value $.50 per share                    Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:       None
                                                            --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 28, 2002, was $3,099,865,148.

The number of shares of Common Stock outstanding as of January 28, 2002, was 79,860,683.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

POWER TOOLS AND ACCESSORIES
The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and professional power tools and accessories, outdoor products (composed of electric lawn and garden tools), and electric cleaning and lighting products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside of the United States and Canada; and for sales of household products, principally in Europe and Brazil. Power tools include both corded and cordless electric power tools, such as drills, screwdrivers, saws, sanders, grinders, pneumatic nailers, and laser products; Workmate(R) project centers and related products; air compressors; generators; and bench and stationary machinery. Accessories include accessories and attachments for power tools. Outdoor products include a variety of both corded and cordless electric lawn and garden tools, such as hedge and yard (string) trimmers, lawn mowers, edgers, blower/vacuums, power sprayers, and related lawn and garden accessories. Electric cleaning and lighting products include cordless upright and hand-held vacuums, flexible flashlights, and wet scrubbers.
   Power tools, electric lawn and garden tools, electric cleaning and lighting products, and related accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks and trade names, including, without limitation, DEWALT; VERSAPAK; NAVIGATOR; SCORPION; PIVOT DRIVER; SANDSTORM; WORKMATE; FIRESTORM; MOUSE; RTX; QUANTUM PRO; QUATTRO; ALLIGATOR; POWERFILE; TWISTLOK; VERSA-CLUTCH; ORANGE AND BLACK COLOR SCHEME; TOOL FINDER; GIFT FINDER; TOOL SCHOOL; CUT SAW; XRT; XRP; SCRUGUN; HOLGUN; WILDCAT; EMGLO; MOMENTUM; ELU; YELLOW AND BLACK COLOR SCHEME; GROOM 'N' EDGE; AFS AUTOMATIC FEED SPOOL; VAC 'N' MULCH; LEAFBUSTER; STRIMMER; REFLEX; HEDGE HOG; GRASS HOG; LEAF HOG; EDGE HOG; LAWN HOG; DUSTBUSTER; SCUMBUSTER; FLOORBUSTER; SNAKELIGHT; SPOTLITER; SAFELITER; B&D; PIRANHA; BULLET; SCORPION ANTI-SLIP; SERIES 20; SERIES 40; SERIES 60; ROCK CARBIDE; PILOT POINT; MAGNETIC DRILL AND DRIVE SYSTEM; RAPID LOAD; and TOUGH CASE.
   The composition of the Corporation's sales by product groups for 2001, 2000, and 1999 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2001, 2000, or 1999.
   The Corporation's product service program supports its power tools, electric lawn and garden tools, and electric cleaning and lighting products. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2001, there were approximately 130 such service centers, of which roughly two-thirds were located in the United States. The remainders were located around the world, primarily in Canada, Asia and Europe. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, electric lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
   Most of the Corporation's consumer power tools, electric lawn and garden tools, and electric cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation's professional power tools sold in the United States carry a one-year warranty with similar provisions. Products sold outside of the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.

   The Corporation's product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, electric lawn and garden tools, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2001, 2000, and 1999. For additional information regarding sales to The Home Depot, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
   The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are plastics, aluminum, copper, steel, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in the form of wire, sheet, bar, and strip stock.
   The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations.
   Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses in the United States are located in Fayetteville, North Carolina; Fort Mill, South Carolina; and Easton, Maryland. The principal distribution facility in the United States, other than those located at the manufacturing and assembly facilities listed above, is located in Rancho Cucamonga, California.
   Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses outside of the United States are located in Buchlberg, Germany; Perugia, Italy; Spennymoor and Maltby, England; Reynosa, Mexico; Uberaba, Brazil; and Suzhou, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution center in Tongeren, Belgium, and a facility in Northampton, England.
   For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
   The Corporation holds various patents and licenses on many of its products and processes in the Power Tools and Accessories segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
   The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
   A significant portion of the Corporation's sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and professional power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment generally are not seasonal in nature, but may be influenced by other general economic trends.
   The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, electric lawn and garden tools, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

HARDWARE AND HOME IMPROVEMENT
The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products, and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and commercial door locksets, electronic keyless entry systems, exit devices, and master keying systems. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath and kitchen accessories, and replacement parts.
   Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET; KWIKSET PLUS; TITAN; KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX SECURITY; SOCIETY BRASS COLLECTION; BLACK & DECKER; BLACK & DECKER PLUS; BLACK & DECKER PRO; GEO; PROTECTO LOCK; SAFE LOCK; TYLO; POLO; KWIK INSTALL; EZ INSTALL; DOM; DIAMANT; ELS; NEMEF; and CORBIN CO. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; CLASSIC SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; BACH; SOLO; CONTEMPRA; MARIELLE; TWISTPFIT; MATCHMAKERS; GENESIS; CARMEL; PARISA; SAVANNAH; and GEORGETOWN.
   The composition of the Corporation's sales by product groups for 2001, 2000, and 1999 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2001, 2000, or 1999.

   Most of the Corporation's security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation's plumbing products sold in the United States carry a lifetime warranty with respect to function and finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.
   The Corporation's product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2001, 2000, and 1999. For additional information regarding sales to The Home Depot, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of
Part II of this report.
   The principal materials used in the manufacturing of products in the Hardware and Home Improvement segment are plastics, aluminum, steel, brass, zamak, and ceramics.
   The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2001, the amount of product under commodity hedges was not material to the Corporation.
   Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Denison, Texas; Waynesboro, Georgia; and Bristow, Oklahoma.
   Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Bruhl, Germany; Mexicali, Mexico; and Apeldoorn, Netherlands.
   For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
   The Corporation holds various patents and licenses on many of its products and processes in the Hardware and Home Improvement segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
   The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
   A significant portion of the Corporation's sales in the Hardware and Home Improvement segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature, but may be influenced by trends in the residential and commercial construction markets and other general economic trends.
   The Corporation is one of the world's leading producers of residential security hardware and is one of the leading producers of faucets in North America. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

FASTENING AND ASSEMBLY SYSTEMS
The Corporation's Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, assembly systems, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners,  and  self-piercing  riveting  systems.  The  fastening  and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEKNOLOGIES; EMHART; DODGE; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; NPR; PARKER-KALON; POP; POP-LOK; POWERLINK; T-RIVET; ULTRA-GRIP; TUCKER; WARREN; DRIL-KWICK; JACK NUT; KALEI; PLASTIFAST; PLASTI-KWICK; POPMATIC; POPNUT; POP-SERT; SWAGEFORM; WELDFAST; SWS; SPLITFAST; NUT-FAST; WELL-NUT; F-SERIES; MENTOR; POINT & SET; and ULTRASERT.
   The composition of the Corporation's sales by product groups for 2001, 2000, and 1999 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2001, 2000, or 1999.
   The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide.

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

OTHER INFORMATION
The Corporation's product development program for the Power Tools and Accessories segment is coordinated from the Corporation's headquarters in Towson, Maryland, in the United States and from Slough, England, outside of the United States. Additionally, product development activities are performed at facilities in Hampstead, Maryland, in the United States; Maltby and Spennymoor, England; Brockville, Canada; Perugia, Italy; and Buchlberg and Idstein, Germany.
   Product development activities for the Hardware and Home Improvement segment are performed at facilities in Lake Forest, California; Bruhl, Germany; and Apeldoorn, Netherlands.
   Product development activities for the Fastening and Assembly Systems segment are currently performed at various product or business group headquarters or at principal manufacturing locations as previously noted.
   Costs  associated  with  development  of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
   As of December 31, 2001, the Corporation employed approximately 22,700 persons in its operations worldwide. Approximately 1,200 employees in the United States are covered by collective bargaining agreements. During 2001, two collective bargaining agreements in the United States were negotiated without material disruption to operations. Two agreements are scheduled for negotiation during 2002. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption "Restructuring Actions" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7, and in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, the Corporation recently announced the closure of two power tools and accessories facilities and a plumbing products plant in the United States. Additional restructuring actions taken by the Corporation will also result in the transfer of production from the United States and England to low-cost facilities in Mexico and China and a new leased facility in the Czech Republic. Such closures and/or production transfers may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.
   The Corporation's operations worldwide are subject to certain foreign, federal, state, and local environmental laws and regulations. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for the discharge of pollutants and the disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.
   Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. As of December 31, 2001, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 25 sites being investigated by federal or state agencies under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
   To minimize the Corporation's potential liability with respect to the sites, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. As of December 31, 2001, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $25.2 million. In the opinion of management, the Corporation's liability with respect to these sites has been adequately accrued, and the ultimate resolution of these matters will not have a material adverse effect on the Corporation.

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

o  Nolan D. Archibald - 58
   Chairman, President, and Chief Executive Officer,
     January 1990 - present.

o  Paul A. Gustafson - 59
   Executive Vice President of the Corporation and President -
     Fastening and Assembly Systems Group,
     December 1996 - present.

o  Paul F. McBride - 45
   Executive Vice President of the Corporation and President -
     Power Tools and Accessories Group,
     April 1999 - present;

   Vice President - General Electric Company, GE Silicones,
     January 1998 - April 1999;

   President - GE Plastics Asia Pacific,
     August 1997 - January 1998;

   General Manager - GE Cycolac Resin,
     October 1995 - July 1997.

o  Charles E. Fenton - 53
   Senior Vice President and General Counsel,
     December 1996 - present.

o  Barbara B. Lucas - 56
   Senior Vice President - Public Affairs and Corporate Secretary,
     December 1996 - present.

o  Michael D. Mangan - 45
   Senior Vice President and Chief Financial Officer,
     January 2000 - present;

   Vice President - Investor Relations,
     November 1999 - January 2000;

   Executive Vice President and Chief Financial Officer -
     The Ryland Group, Inc.,
     November 1994 - September 1999.

o  Leonard A. Strom - 56
   Senior Vice President - Human Resources,
     December 1996 - present.

o  Ian Carter - 40
   Vice President of the Corporation and President -
     Europe, Power Tools and Accessories Group,
     July 2000 - present;

   Vice President and General Manager -
     European Professional Power Tools, Power Tools and Accessories Group, December 1999 - June 2000;

   Director - Low & Bonar PLC,
     August 1998 - December 1999;

   President - General Electric Company, Specialty Chemicals,
     July 1995 - July 1998.

o  Les H. Ireland - 37
   Vice President of the Corporation and Managing Director -
     Commercial Operations, Europe, Power Tools and Accessories Group, November 2001 - present;

   Vice President of the Corporation and Vice President and
     General Manager - DEWALT Professional Power Tools,
     North America, Power Tools and Accessories Group,
     January 2001 - November 2001;

   Vice President of the Corporation and President -
     Accessories, Power Tools and Accessories Group,
     September 2000 - January 2001;

   President - Price Pfister,
     Hardware and Home Improvement Group,
     March 1999 - September 2000;

   Vice President - Sales, Price Pfister,
     Hardware and Home Improvement Group,
     November 1998 - March 1999;

   Vice President - Sales, Industrial Construction Division,
     North American Power Tools, Power Tools and Accessories Group, October 1996 - November 1998.

o  Thomas D. Koos - 38
   Vice President of the Corporation and President -
     Black & Decker Consumer Products, Power Tools and Accessories Group, January 2001 - present;

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

   Vice President - Business Development,
     Power Tools and Accessories Group,
     August 1999 - April 2000;

   President - Goody Products, Division of Newell Rubbermaid Corporation,
     January 1998 - August 1999;

   President - Bernzomatic, Division of Newell Rubbermaid Corporation,
     January 1997 - January 1998;

   Vice President - Merchandising, EZPaintr, Division of Newell Corporation,
     April 1995 - January 1997.

o  Carl C. Liebert - 54
   Vice President of the Corporation and Vice President -
     Supply Chain, Power Tools and Accessories Group,
     October 2001 - present;

   Vice President - Supply Chain, Power Tools and Accessories Group,
     November 1999 - October 2001;

   Vice President - Six Sigma,
     October 1998 - November 1999;

   General Manager - Manufacturing, GE Plastics, General Electric Company,
     August 1995 - October 1998.

o  Christina M. McMullen - 46
   Vice President and Controller,
     April 2000 - present;

   Controller,
     January 2000 - April 2000;

   Assistant Controller,
     April 1993 - January 2000.

o  Christopher T. Metz - 36
   Vice President of the Corporation and President - North American
     Hardware and Home Improvement, Hardware and Home Improvement Group, January 2001 - present;

   Vice President of the Corporation and President -
     Kwikset, Hardware and Home Improvement Group,
     July 1999 - January 2001;

   President - Kwikset, Hardware and Home Improvement Group,
     June 1999 - July 1999;

   Vice President and General Manager - European Professional Power Tools and
     Accessories, Power Tools and Accessories Group,
     August 1996 - May 1999.

o  Stephen F. Reeves - 42
   Vice President of the Corporation and Vice President -
     Finance, Power Tools and Accessories Group,
     April 2000 - present;

   Vice President - Finance and Strategic Planning,
     January 2000 - April 2000;

   Vice President and Controller,
     September 1996 - January 2000.

o  Mark M. Rothleitner - 43
   Vice President - Investor Relations and Treasurer,
     January 2000 - present;

   Vice President and Treasurer,
     March 1997 - January 2000;

   Treasurer - Dresser Industries, Inc.,
     December 1996 - March 1997.

o  Edward J. Scanlon - 47
   Vice President of the Corporation and President -
     Commercial Operations, North America, Power Tools and Accessories Group, May 1999 - present;

   Vice President of the Corporation and Vice President and General Manager -
     The Home Depot Division, Power Tools and Accessories Group,
     December 1997 - May 1999;

   Senior Vice President of Sales - North American Power Tools and Accessories,
     Power Tools and Accessories Group,
     August 1995 - December 1997.

o  John W. Schiech - 43
   Vice President of the Corporation and President -
     DEWALT Professional Products, Power Tools and Accessories Group, January 2001 - present;

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

   Vice President and General Manager -
     North American Professional Power Tools, Power Tools and Accessories Group, October 1995 - December 1997.

o  Robert B. Schwarz - 53
   Vice President of the Corporation and Vice President - Manufacturing,
     DEWALT Professional Products, Power Tools and Accessories Group, October 2001 - present;

   Vice President - Manufacturing, DEWALT Professional Products,
     Power Tools and Accessories Group,
     December 1995 - October 2001.

(f)  Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the
Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
   By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

o The strength of the retail economies in various parts of the world, primarily in the United States and Europe and, to a lesser extent, in Latin America, Canada, Asia, and Australia. The Corporation's business is subject to economic conditions in its major markets, including recession, inflation, general weakness in retail, automotive, and housing markets, and changes in consumer purchasing power.

o The Corporation's ability to maintain mutually beneficial relationships with key customers and to penetrate new channels of distribution. The Corporation has a number of significant customers, including five customers that, in the aggregate, constituted nearly 38% of its consolidated sales for 2001. The loss of any of these significant customers or a material negative change in the Corporation's relationships with these significant customers could have an adverse effect on its business. The Corporation's inability to continue penetrating new channels of distribution may have a negative impact on its future sales and business.

o Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels.

o Market acceptance of the new products introduced in 2001 and scheduled for introduction in 2002, as well as the level of sales generated from these new products relative to expectations, based on existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connections with the introduction of these new products.

o The Corporation's ability to develop and introduce new products at favorable margins. Numerous uncertainties are inherent in successfully developing and introducing new products on a consistent basis.

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

o Increased competition. Worldwide, the markets in which the Corporation sells products are highly competitive on the basis of price, quality and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

o Changes in consumer preference or loyalties.

o Price reductions taken by the Corporation in response to customer and competitive pressures, as well as price reductions taken in order to drive demand that may not result in anticipated sales levels.

o The Corporation's ability to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated.

o Foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory risks and difficulties.

o The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in the Corporation's filings with the Securities and Exchange Commission.

o The Corporation's ability to generate sufficient cash flows to support capital expansion, business acquisition plans, share repurchase program, and general operation activities, and the Corporation's ability to obtain necessary financing at favorable interest rates.

o The ability of certain subsidiaries of the Corporation to generate future cash flows sufficient to support the recorded amounts of goodwill related to those subsidiaries.

o Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions.

o Interest rate fluctuations and other capital market conditions.

o Adverse weather conditions which could reduce demand for the Corporation's products.

   The foregoing list is not exhaustive. There can be no assurance that the Corporation has correctly identified and appropriately assessed all factors affecting its business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Corporation or that it currently believes to be immaterial also may adversely impact the Corporation. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Corporation's business, financial condition, and results of operations. For these reasons, you are cautioned not to place undue reliance on the Corporation's forward-looking statements.

ITEM 2. PROPERTIES

The Corporation operates 39 manufacturing facilities around the world, including 18 located outside of the United States in 9 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(c) of Part I of this report.
   The Corporation owns most of its facilities with the exception of the following major leased facilities:
   In the United States: Mt. Clemens, Michigan; and Towson, Maryland.
   Outside of the United States: Maltby, England; Tongeren, Belgium; and Mexicali, Mexico.
   Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant that is located on leased land in Suzhou, China.
   As more fully described in Item 7 of this report under the caption "Restructuring Actions", during the fourth quarter of 2001, the Corporation commenced actions on a restructuring plan that will, among other matters, reduce its manufacturing footprint. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and will take appropriate action as deemed necessary.
   Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
   As previously noted under Item 1(c) of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these matters assert damages and liability for remedial investigations and clean-up costs with respect to sites at which the Corporation has been identified as a PRP under federal and state environmental laws and regulations. Other matters involve sites that the Corporation owns and operates or previously sold.
   In the opinion of  management,  amounts  accrued for awards or assessments in connection with environmental matters and litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, the ultimate resolution of these matters will not have a material adverse effect on the Corporation. As of December 31, 2001, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and litigation and administrative proceedings that are expected to have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information
The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.
   The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:
--------------------------------------------------------------------------------
Quarter                                      2001                           2000
--------------------------------------------------------------------------------
January to March               $46.950 to $34.500             $52.375 to $29.750
April to June                  $42.500 to $36.310             $43.938 to $34.000
July to September              $43.150 to $28.260             $42.563 to $33.375
October to December            $39.880 to $29.740             $40.375 to $27.563
--------------------------------------------------------------------------------

(b)  Holders of the Corporation's Capital Stock
As of January 28, 2002, there were 15,923 holders of record of the Corporation's Common Stock.

(c)  Dividends
The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facility does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
   Quarterly dividends per common share for the most recent two years are as follows:
--------------------------------------------------------------------------------
Quarter                                                         2001        2000
--------------------------------------------------------------------------------
January to March                                                $.12        $.12
April to June                                                    .12         .12
July to September                                                .12         .12
October to December                                              .12         .12
--------------------------------------------------------------------------------
                                                                $.48        $.48
================================================================================

Common Stock:
150,000,000 shares authorized,  $.50 par value, 79,829,641 and 80,343,094 shares outstanding as of December 31, 2001 and 2000, respectively.

Preferred Stock:
5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2001 and 2000.

(d)  Changes in Securities and Use of Proceeds
Settlement of forward purchase contracts resulted in the issuance of 3,349 shares of common stock during 2001. The shares were issued to an investment banking firm in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933. Reference is made to Note 13 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(e)  Annual Meeting of Stockholders
The 2002 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 30, 2002, at 8:30 a.m. at the Radisson Prince Charles Hotel, 450 Hay Street, Fayetteville, North Carolina 28301.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
------------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars Except Per Share Data)                      2001(a)         2000(b)         1999          1998(c)         1997
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                        $4,333.1        $4,560.8        $4,520.5      $4,559.9        $4,940.5
Net earnings (loss)                                             108.0           282.0           300.3        (754.8)          227.2
Net earnings (loss) per common share - basic                     1.34            3.37            3.45         (8.22)           2.40
Net earnings (loss) per common share - assuming dilution         1.33            3.34            3.40         (8.22)           2.35
Total assets                                                  4,014.2         4,089.7         4,012.7       3,852.5         5,360.7
Long-term debt                                                1,191.4           798.5           847.1       1,148.9         1,623.7
Redeemable preferred stock of subsidiary (d)                    196.5           188.0              --            --            42.3
Cash dividends per common share                                   .48             .48             .48           .48             .48
------------------------------------------------------------------------------------------------------------------------------------

(a) Earnings for 2001 include a restructuring charge of $99.8 million before taxes ($70.6 million after taxes).
(b) Earnings for 2000 include a restructuring charge of $39.1 million before taxes ($27.6 million after taxes) and a gain on sale of business of $20.1 million before taxes ($13.1 million after tax).
(c) Earnings for 1998 include a restructuring charge of $164.7 million before taxes ($117.3 million after taxes), a gain on the sale of businesses of $114.5 million before taxes ($16.5 million after taxes), and a write-off of goodwill of $900.0 million.
(d) Included in other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Corporation reported net earnings of $108.0 million, or $1.33 per share on a diluted basis, for the year ended December 31, 2001, compared to net earnings of $282.0 million, or $3.34 per share on a diluted basis, for the year ended December 31, 2000.
   Net earnings for the year ended December 31, 2001, included a pre-tax restructuring charge of $99.8 million ($70.6 million net of tax). Net earnings for the year ended December 31, 2000, included a pre-tax restructuring charge of $39.1 million ($27.6 million net of tax) and a pre-tax gain of $20.1 million ($13.1 million net of tax) related to the 1998 recapitalization of True Temper Sports. Excluding the impact of the 2001 and 2000 restructuring charges and the 2000 gain, net earnings for the year ended December 31, 2001, would have been $178.6 million, or $2.20 per share on a diluted basis, compared to net earnings of $296.5 million, or $3.51 per share on a diluted basis, for the year ended December 31, 2000.
   In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

Sales
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2001, 2000, and 1999.
--------------------------------------------------------------------------------
                                                 Year Ended December 31,
                                         ---------------------------------------
(Dollars in millions)                        2001           2000          1999
--------------------------------------------------------------------------------
Total sales                              $4,333.1       $4,560.8      $4,520.5
--------------------------------------------------------------------------------
Unit volume - existing (a)                     (1)%            6%           10%
Unit volume - disposed (b)                     --             --            (8)%
Price                                          (2)%           (2)%          (1)%
Currency                                       (2)%           (3)%          (2)%
--------------------------------------------------------------------------------
Change in total sales                          (5)%            1%           (1)%
================================================================================
(a) Represents change in unit volume for businesses where year-to-year comparability exists.
(b) Represents change in unit volume for businesses that were sold or recapitalized in 1998.

   Total consolidated sales for the year ended December 31, 2001, were $4,333.1 million, which represented a 5% decrease from 2000 sales of $4,560.8 million. Total unit volume had a 1% negative impact on sales during 2001 compared to the prior year. Unit volume was negatively affected by weak economic conditions and inventory reductions by retailers in the United States. The impact of these negative factors was partially offset by incremental sales of businesses acquired by the Corporation. The Corporation anticipates that the effect of the economic slowdown in the United States and Europe will continue to negatively impact its sales into 2002. Pricing actions taken in response to customer and competitive pressures, as well as to reduce the Corporation's inventory levels, had a 2% negative effect on sales for 2001 as compared to 2000. The negative effects of a stronger dollar compared to other foreign currencies, particularly the euro, pound sterling, and Brazilian real, caused a 2% decrease in the Corporation's consolidated sales during 2001 from the prior year level.
   Total consolidated sales for the year ended December 31, 2000, were $4,560.8 million, which represented a 1% increase over 1999 sales of $4,520.5 million. The negative effects of a stronger United States dollar compared to other foreign currencies caused a 3% decrease in the Corporation's consolidated sales during 2000 compared to the prior year. Pricing actions had a 2% negative effect on sales for the year ended December 31, 2000, compared to the 1999 level. Those pricing actions were taken in response to customer and competitive pressures. Growth in unit volume during 2000 caused a 6% increase in consolidated sales over the prior year level.

Earnings
The Corporation reported consolidated operating income of $247.8 million on sales of $4,333.1 million in 2001 compared to operating income of $503.3 million on sales of $4,560.8 million in 2000 and to operating income of $536.3 million on sales of $4,520.5 million in 1999.
   Consolidated operating income for 2001 included a pre-tax restructuring charge of $99.8 million. Consolidated operating income for 2000 included a pre-tax restructuring charge of $39.1 million and a pre-tax gain on sale of business of $20.1 million. That gain was recognized in connection with the sale during 2000 of a $25.0 million senior increasing rate discount note, payable by True Temper Corporation, received in connection with the September 1998 recapitalization of the Corporation's recreational products business, True Temper Sports, as well as the Corporation's remaining interest in True Temper Corporation. Excluding these unusual items, consolidated operating income as a percentage of sales would have been 8.0% in 2001, 11.5% in 2000, and 11.9% in 1999.
   Consolidated gross margin as a percentage of sales for 2001 was 34.3% compared to 36.7% for 2000. While the results of the Corporation's Six Sigma and other productivity initiatives positively impacted gross margin in 2001, other negative factors offset that favorability. Those negative factors included: (i) pricing actions taken by the Corporation in response to both customer and competitive pressures, as well as price reductions to increase sales of certain inventories; and (ii) lower manufacturing volumes, as the Corporation took actions to reduce its inventory levels, which resulted in unfavorable manufacturing overhead absorption as well as reduced productivity. The Corporation anticipates continued lower gross margins in the near term as a result of a reduction in manufacturing volumes in response to the worldwide economic slowdown, pricing actions, pressure in Europe from competition from low-cost consumer power tools imported from Asia and the effects of a stronger dollar compared to other foreign currencies.
   Consolidated gross margin as a percentage of sales for 2000 was 36.7% compared to 37.3% for 1999. While the results of the Corporation's Six Sigma and other productivity initiatives positively impacted gross margin in 2000, other negative factors offset that favorability. Those negative factors included:

(i) pricing actions taken, in response to both customer and competitive pressures; (ii) currency-related cost pressures that resulted from stronger currencies of countries in which certain products are manufactured relative to currencies of countries in which those products are sold; and (iii) unfavorable manufacturing overhead absorption as the Corporation curtailed production levels late in 2000 in response to lower sales and rising inventory levels. The currency-related cost pressures previously described were partially mitigated by the hedge program more fully described under the caption "Hedging Activities."
   Consolidated selling, general, and administrative expenses as a percentage of sales were 26.3% in 2001, compared to 25.2% in 2000 and 25.4% in 1999. The increase in selling, general, and administrative expenses as a percentage of sales from 2000 to 2001 was primarily due to the favorable impact of reduced selling, general, and administrative expenses through cost containment efforts and the impact of certain variable expenses offset by lower sales in 2001. The decrease in selling, general, and administrative expenses as a percentage of sales in 2000 from 1999 resulted primarily from cost containment efforts as the Corporation leveraged marginally lower selling, general, and administrative expenses over a slightly higher sales base.
   Consolidated net interest expense (interest expense less interest income) was $84.3 million in 2001, compared to $104.2 million in 2000 and $95.8 million in 1999. The lower net interest expense for 2001 compared to 2000 was primarily the result of lower interest rates. The higher net interest expense for 2000 compared to 1999 was primarily the result of higher interest rates partially offset by lower average levels of net debt (total debt less cash and cash equivalents) during 2000.
   Other expense (income) was $8.2 million in 2001 compared to $(5.5) million in 2000 and $(.8) million in 1999. The increase in other expense in 2001 was primarily the result of dividends on a subsidiary's preferred shares as more fully described in Note 12 of Notes to Consolidated Financial Statements.
   Consolidated income tax expense of $47.3 million, $122.6 million, and $141.0 million was recognized on the Corporation's pre-tax income of $155.3 million, $404.6 million, and $441.3 million for 2001, 2000 and 1999, respectively. Excluding, for 2001, the income tax benefit of $29.2 million relating to the pre-tax restructuring charge of $99.8 million and, for 2000, the income tax benefits of $11.5 million related to the pre-tax restructuring charge of $39.1 million and the income tax expense of $7.0 million related to the pre-tax gain on sale of business of $20.1 million, the Corporation's reported tax rate would have been 30% in 2001 and 2000, compared to 32% in 1999. The decrease in the effective tax rate (excluding the effects of the restructuring charge and gain on sale of business) from 32% in 1999 to 30% in 2000 was a result of higher earnings in lower rate tax jurisdictions outside the United States. An analysis of taxes on earnings is included in Note 10 of Notes to Consolidated Financial Statements.
   The Corporation reported net earnings of $108.0 million and $282.0 million, or $1.33 and $3.34 per share on a diluted basis, for the years ended December 31, 2001 and 2000, respectively. Excluding the effects of the after-tax restructuring charge of $70.6 million and $27.6 million in 2001 and 2000, respectively, and the after-tax gain on sale of business of $13.1 million in 2000, net earnings for 2001 would have been $178.6 million, or $2.20 per share on a diluted basis, compared to $296.5 million, or $3.51 per share on a diluted basis, for 2000. The Corporation reported net earnings of $300.3 million, or $3.40 per share on a diluted basis, for 1999. In addition to the impact of the operational matters and lower effective tax rate previously described, earnings per share for 2001 and 2000 also benefited from lower shares outstanding as a result of a stock repurchase program.

Business Segments
As more fully described in Note 16 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments:
Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.
   Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $1.0 million, $14.4 million, and $12.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. The $14.4 million of segment-related expenses excluded from segment profit in 2000 principally related to reserves established in consolidation for certain legal matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments and for the elimination of the Power Tools and Accessories segment's recognition of profit from a joint venture until such time as inventory purchased from that joint venture has been sold to external customers. The $12.4 million of segment-related expenses excluded from segment profit in 1999 primarily related to reserves established in consolidation for certain legal matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments.
   As indicated above and in Note 16 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $99.8 million pre-tax restructuring charge recognized in 2001, $81.4 million related to the businesses in the Power Tools and Accessories segment, $17.5 million related to businesses in the Hardware and Home Improvement segment, and $.9 million related to businesses in the Fastening and Assembly Systems segment. Of the $39.1 million pre-tax restructuring charge recognized in 2000, $29.6 million related to businesses in the Power Tools and Accessories segment and $9.5 million related to businesses in the Hardware and Home Improvement segment.
   During 1999, the Corporation recognized $13.1 million of pre-tax restructuring and exit costs associated with restructuring of the Power Tools and Accessories segment, exiting certain small foreign entities in the Power Tools and Accessories and Hardware and Home Improvement segments, and the settlement of claims regarding a divested business. That $13.1 million charge was offset, however, by an $8.9 million gain realized in 1999 on the sale of a Power Tools facility, exited as part of the restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge and by the reversal of $4.2 million of restructuring reserves established in 1998.

POWER TOOLS AND ACCESSORIES
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
Year Ended December 31,                               2001       2000       1999
--------------------------------------------------------------------------------
Sales to unaffiliated customers                   $3,121.1   $3,184.8   $3,030.0
Segment profit                                       252.4      351.8      358.2
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Power Tools and Accessories segment during 2001 decreased 2% from the 2000 level. In North America, sales of power tools and accessories during 2001 decreased at a low single-digit rate from the 2000 level, with sales declines experienced in both professional and consumer power tools and accessories. Those declines were mainly driven by unfavorable economic conditions in the United States and actions taken by certain major customers to reduce inventory levels. These negative factors were partially offset by incremental sales of professional power tools associated with two businesses acquired in June and December of 2000.
   Sales in Europe during 2001 decreased at a mid single-digit rate from the 2000 level, driven by a double-digit rate of decline in sales of both outdoor products and consumer power tools. These declines were partially offset by a mid single-digit rate of growth in sales of professional power tools. Sales of outdoor products and consumer power tools were negatively impacted during 2001 by slowing economic conditions, particularly in Germany and the United Kingdom, coupled with inventory actions by retailers with high levels of private label Asian products. The growth in professional power tools during 2001, resulted, in part, from the transition from the ELU to the DEWALT brand in Europe.
   Sales in other geographic areas increased at a high single-digit rate in 2001 from the 2000 level, as higher sales were achieved in professional power tools, consumer power tools and outdoor products.
   Segment profit as a percentage of sales for the Power Tools and Accessories segment was 8.1% for 2001 compared to 11.0% in 2000. The declines in segment profit during 2001 were driven by lower gross margins as a percentage of sales resulting from the Corporation's actions to reduce inventory, including price reductions and lower production levels, which resulted in unfavorable manufacturing absorption and slightly higher selling, general, and administrative expenses as a percentage of sales. The higher expenses as a percentage of sales reflected decreased promotional spending offset by higher distribution, transportation, and information systems expenses.
   Sales to unaffiliated customers in the Power Tools and Accessories segment during 2000 increased 5% over the 1999 level. Sales of power tools and accessories in North America increased at a mid-single-digit rate over the 1999 level. This growth in North America reflected mid-single-digit rates of growth in sales of both professional and consumer power tools augmented by low double-digit rates of growth in sales of outdoor products. That growth was partially offset by a slight decline in sales of accessories in North America during 2000.
   The growth in North American sales of power tools and accessories for the year ended December 31, 2000, was a result of a low double-digit rate of increase in sales in the first nine months of 2000, partially offset by a mid-single-digit rate of decrease in sales in the fourth quarter. That fourth quarter decrease resulted from a substantial slowdown in the United States economy as well as actions taken by certain major customers to reduce inventory levels. The accessories business in North America was most strongly impacted by these factors in the fourth quarter of 2000 as sales declined from the prior year's fourth quarter level by a percentage in the mid-teens.
   Sales in Europe increased at a low single-digit rate in 2000 over the 1999 level. Sales of professional power tools increased at a low double-digit rate over the prior year level due, in part, to the transition from the ELU(R) to the DEWALT(R) brand. Sales in Europe during 2000 also benefited from a mid-single-digit rate of increase in sales of outdoor products. However, those increases were partially offset by a mid-single-digit decline in sales of consumer power tools and a slight decline in sales of accessories during 2000 as the effects of intense competition from low-cost imports and a sluggish European economy adversely impacted the business.
   Sales in other geographic areas increased at a rate of growth in the mid-teens in 2000 over the 1999 levels, due principally to strong gains in South America, Central America, and Mexico.
   Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.0% in 2000 compared to 11.8% in 1999. Benefits experienced in 2000 as a result of leveraging of selling, general, and administrative expenses over a higher sales base were more than offset by a number of negative factors, including the impacts of slowing economies in the United States and Europe, price reductions, currency-related cost pressures, and costs associated with the transition to a centralized distribution center in Europe.

HARDWARE AND HOME IMPROVEMENT
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
Year Ended December 31,                               2001       2000       1999
--------------------------------------------------------------------------------
Sales to unaffiliated customers                     $784.7     $846.7     $841.0
Segment profit                                        59.1      113.5      118.8
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 7% for 2001 from the 2000 level. Sales of security hardware in North America decreased at a high single-digit rate, with sales decreasing in both the retail and construction channels. Sales of plumbing products decreased at a low double-digit rate, with sales decreasing more significantly in the retail channels. Sales in the retail channels continue to be impacted by the weak retail environment and inventory correction actions taken by retailers, and, for security hardware, the continuing effects of a line review conducted in 2000 by a major customer. Sales of security hardware in Europe were flat as compared to the prior year level.

   Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 7.5% for 2001 compared to 13.4% for 2000. Segment profit as a percentage of sales in 2001 was negatively impacted by a mid single-digit decline in gross margin and a slight increase in selling, general, and administrative expenses as a percentage of sales. The decrease in gross margin for 2001, was primarily a result of manufacturing inefficiencies and costs associated with manufacturing transition issues in the North American security hardware business and with lower production volumes of North American security hardware and plumbing products. Selling, general, and administrative expenses in the Hardware and Home Improvement segment decreased slightly in 2001; however, these expenses increased as a percentage of sales given the reduced sales in 2001.
   Sales to unaffiliated customers in the Hardware and Home Improvement segment during 2000 increased 1% over the 1999 level. Sales of plumbing products increased at a high single-digit rate of growth in 2000, but that growth was substantially offset by lower sales of security hardware in North America due, in part, to lost listings of TITAN(R) product as a result of a line review by a major customer early in 2000 and to competition by low-cost imports in retail channels. Sales of security hardware in Europe during 2000 approximated the 1999 level.
   Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined to 13.4% in 2000 from 14.1% in 1999 due, in part, to higher costs related to lower manufacturing levels and transitional cost issues at Kwikset that more than offset substantial improvements in profitability at Price Pfister.

FASTENING AND ASSEMBLY SYSTEMS
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
Year Ended December 31,                               2001       2000       1999
--------------------------------------------------------------------------------
Sales to unaffiliated customers                     $492.4     $502.6     $480.4
Segment profit                                        69.9       81.8       78.8
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Fastening and Assembly Systems segment for 2001 declined 2%, as compared to 2000, due to a double-digit rate decrease in sales to industrial customers offset by a high single-digit rate of growth in automotive product sales, including incremental sales associated with a business acquired in April 2001, and a mid-single-digit rate of growth of sales in Asia.
   Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 14.2% for 2001 compared to 16.3% for 2000. The decline in segment profit as a percentage of sales for 2001 was principally due to declines in gross margin as a percentage of sales resulting from unfavorable mix, due to lower margins in the distribution business acquired from Bamal, and pricing pressure.
   Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 5% in 2000 over the 1999 level due, in part, to the strength of industrial sales worldwide and of the automotive sector outside the United States.
   Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 16.3% in 2000 approximated the 1999 level.

Restructuring Actions
The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity.
   During the fourth quarter of 2001, the Corporation formulated a restructuring plan designed to reduce its manufacturing footprint, variable production costs, and selling, general, and administrative expenses. The Corporation anticipates that the cost of the total restructuring plan - expected to be completed over a two- to three-year period - will approximate $190 million. During 2001, the Corporation commenced the first phase of that restructuring plan and recorded a pre-tax restructuring charge of $99.8 million. That $99.8 million charge was net of $4.2 million of reversals of previously provided restructuring reserves that were no longer required.
   The $99.8 million pre-tax restructuring charge recognized in 2001 reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses throughout all of its businesses. Actions to reduce the Corporation's manufacturing cost base include the closure of two facilities in the Power Tools and Accessories segment in the United States as well as the closure by the Hardware and Home Improvement segment of a plumbing products facility in the United States. In addition, actions associated with the 2001 restructuring charge will include the transfer of certain production and service operations in the Power Tools and Accessories and Hardware and Home Improvement segments from facilities in the United States and England to low-cost facilities in Mexico and China and to a new low-cost facility in the Czech Republic. In addition to these changes to the Corporation's manufacturing footprint, the 2001 restructuring plan also provides for the outsourcing of certain currently manufactured items in instances where cost advantages are present and quality can be maintained. The 2001 restructuring charge provides for actions to reduce selling, general, and administrative expenses, principally in the United States and Europe, including consolidation of certain distribution locations and other administrative functions, as well as reductions in selling and administrative headcount.
   As indicated in Note 18 of Notes to Consolidated Financial Statements, the severance benefits accrual, included in the $99.8 million pre-tax restructuring charge taken in 2001, related to the elimination of approximately 2,500 positions in high-cost locations. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 1,900 replacement positions will be filled, yielding a net total of 600 positions eliminated as a result of the 2001 restructuring actions. As of December 31, 2001, approximately 100 of those 600 net positions had been eliminated, with the balance to be eliminated during 2002.

   As described above, the overall restructuring plan formulated in the fourth quarter of 2001 will be completed over a two- to three-year period. Accordingly, the remainder of that overall restructuring plan, as currently envisioned, will be implemented in 2003 and 2004. Restructuring charges of approximately $90 million are expected to be recognized in those years - in addition to the $99.8 million recognized in 2001 - bringing the total restructuring charge associated with the two- to three-year program to approximately $190 million. Given the nature and duration of this restructuring plan, charges to be incurred in future years are subject to varying degrees of estimation associated with key assumptions, such as actual timing of execution, currency impacts, general economic conditions, and other variables.
   In addition to the recognition of restructuring and exit costs, the Corporation also recognizes related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under generally accepted accounting principles ("restructuring-related expenses"). Those restructuring-related expenses include items - directly related to the underlying restructuring actions - that benefit ongoing operations, such as costs associated with the transfer of equipment from high-cost to low-cost locations. The Corporation does not anticipate that savings associated with the 2001 restructuring actions will materially benefit 2002 results as those savings are expected to be offset by restructuring-related expenses and inefficiencies inherent in the transfer of production and services. The Corporation expects that incremental pre-tax savings associated with the 2001 restructuring actions will benefit 2003 results by approximately $60 million.
   Ultimate savings realized from restructuring actions will likely be mitigated by such factors as continued economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.
   During 2000, the Corporation recognized pre-tax restructuring and exit costs of $39.1 million. That restructuring charge provided for the transfer of certain power tool production in England to low-cost manufacturing facilities in China, including the facility of one of the Corporation's joint ventures, and for manufacturing rationalization in the Hardware and Home Improvement segment. In addition, the 2000 restructuring charge provided for reductions in administrative functions, principally in the Power Tools and Accessories segment in Europe, and for the integration of the accessories business in North America, which previously operated on a stand-alone basis, into the professional and consumer power tools business in North America.
   A summary of restructuring activity during the three years ended December 31, 2001, is set forth below (in millions of dollars).
--------------------------------------------------------------------------------
                                             Write-Down to
                                            Net Realizable
                                                  Value of
                                     Severance     Certain     Other
                                      Benefits   Equipment   Charges      Total
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 1998                    $ 39.9      $   --     $10.9     $ 50.8
Reserves established in 1999,
   net of gain recognized                  4.4        (4.2)      4.0        4.2
Reversal of reserves                      (4.2)         --        --       (4.2)
Utilization of reserves:
   Cash                                  (21.4)         --      (5.3)     (26.7)
   Non-cash                                 --         4.2      (5.9)      (1.7)
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 1999                      18.7          --       3.7       22.4
Reserves established in 2000              21.4        13.9       3.8       39.1
Utilization of reserves:
   Cash                                  (10.4)         --      (2.2)     (12.6)
   Non-cash                                 --       (13.9)      (.9)     (14.8)
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2000                      29.7          --       4.4       34.1
Reserves established in 2001              49.3        38.9      15.8      104.0
Reversal of reserves                      (3.8)         --       (.4)      (4.2)
Utilization of reserves:
   Cash                                  (21.5)         --      (3.4)     (24.9)
   Non-cash                                 --       (38.9)     (2.7)     (41.6)
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2001                    $ 53.7      $   --     $13.7     $ 67.4
================================================================================
   As indicated in the preceding table, no net restructuring charge was recognized by the Corporation in 1999. During 1999, the Corporation recognized $13.1 million of additional pre-tax restructuring and exit costs associated with restructuring of accessories and packaging operations in North America and power tool operations in Latin America, exiting certain small foreign entities, and the settlement of claims regarding a divested business. That $13.1 million charge was offset, however, by an $8.9 million gain realized in 1999 on the sale of a facility, exited as part of a prior restructuring, that had a fair value exceeding its net book value at the time of the earlier restructuring charge, and by the reversal of $4.2 million of severance accruals established as part of the previous restructuring charge, which were no longer required. In the preceding table, the negative $1.7 million of non-cash reserve usage in 1999 represents $7.2 million of non-cash reserve usage, including an additional $4.7 million write-down of property to its net realizable value, offset by the $8.9 million gain on the sale of the facility described previously.

   Adjustments to the severance component of restructuring reserves previously established related to: (i) actual attrition factors that differed from those initially estimated; (ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and (iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. During

2001, 2000, and 1999, none of the adjustments to the severance obligations recorded in connection with restructuring actions was individually significant.
   Asset write-downs taken as part of the 2001 and 2000 restructuring charges principally related to manufacturing equipment. The carrying values of manufacturing equipment and furniture and fixtures were written down to their fair value based upon estimated salvage values, which generally were negligible, less disposal costs.

Hedging Activities
The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the euro (and its legacy currencies, including the deutsche mark, Dutch guilder, French franc, and Italian lira), pound sterling, Canadian dollar, Swedish krona, Japanese yen, Australian dollar, Mexican peso, and Brazilian real. Through its foreign currency activities, the Corporation seeks to reduce the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.
   Prior to the euro's introduction, the twelve participating member countries of the European Monetary Union established fixed conversion rates between their legacy currencies and the euro. On January 1, 2002, the legacy currencies were canceled and replaced by the euro as legal tender. The Corporation has completed actions to ensure that computer systems in its European operation were in a position to accommodate the January 1, 2002 adoption of the euro. The Corporation believes that the introduction of the euro has resulted in increased competitive pressures in continental Europe due to the heightened transparency of intra-European pricing structures.
   From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.
   As of December 31, 2001, the Argentine peso was not actively traded. Upon the resumption of trading in January 2002, the Argentine peso devalued against the United States dollar. The Corporation reflected the results of that devaluation, which was not material to the consolidated financial statements, in its reported results for 2001. While the Corporation will take actions to mitigate its exposures, there can be no assurance that any future devaluation of the Argentine peso, or the possible ancillary effects on other countries, particularly in Latin America, will not adversely affect the Corporation.
   Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income component of stockholders' equity. During 2001, translation adjustments, recorded in the accumulated other comprehensive income component of stockholders' equity, decreased stockholders' equity by $17.7 million compared to a decrease of $64.8 million in 2000.
   In order to minimize the volatility of reported equity, the Corporation may hedge, on a limited basis, the exposure to foreign currency fluctuations on its net investments in subsidiaries located outside of the United States through the use of currency swaps, forward contracts, and options. These hedging activities generate cash inflows and outflows that offset the translation adjustment. During 2001 and 2000, these activities netted to a cash inflow of $.5 million and $3.7 million, respectively. The corresponding gains and losses on these hedging activities were recorded in the accumulated other comprehensive income component of stockholders' equity. Also included in the accumulated other comprehensive income component were the costs of maintaining the hedge portfolio of foreign exchange contracts. These hedge costs were not significant in 2001, 2000 or 1999.
   As more fully explained in Note 8 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the cash flows of its indebtedness, through the use of interest rate swap agreements.
   In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 51% at December 31, 2001, compared to 65% at December 31, 2000, and 52% at December 31, 1999. At December 31, 2001, average debt maturity was 7.9 years compared to 5.4 years at December 31, 2000, and 6.2 years at December 31, 1999.

INTEREST RATE SENSITIVITY
The following table provides information as of December 31, 2001, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 2001.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Fair Value
                                                                                                 There-                    (Assets)/
(U.S. Dollars in Millions)             2002        2003        2004        2005        2006       after         Total    Liabilities
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings
Variable rate (other currencies)      $12.3      $   --      $   --      $   --      $   --      $   --      $   12.3      $   12.3
   Average interest rate               4.80%                                                                     4.80%
Long-term debt
Fixed rate (U.S. dollars)             $32.3      $309.5      $   --      $   --      $154.6      $700.0      $1,196.4      $1,224.5
   Average interest rate               8.86%       7.50%                               7.00%       6.99%         7.17%
Fixed rate (other currencies)         $ 1.4      $   .6      $   --      $   --      $   --      $   --      $    2.0      $    2.0
   Average interest rate               1.48%       1.49%                                                         1.48%
Other long-term liabilities
Fixed rate (U.S. dollars)             $  --      $   --      $   --      $188.0      $   --      $   --      $  188.0      $  196.5
   Average interest rate                                                   5.69%                                 5.69%

INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)             $  --      $125.0      $   --      $188.0      $125.0      $350.0      $  788.0      $  (21.8)
   Average pay rate (a)
   Average receive rate                            6.02%                   6.49%       6.03%       5.75%         6.01%
------------------------------------------------------------------------------------------------------------------------------------

(a) The average pay rate is based upon 6-month forward LIBOR, except for $350.0 million in notional principal amount which matures after 2006 and is based upon 3-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY
As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2001, the Corporation has hedged a portion of its 2002 estimated foreign currency transactions using forward exchange contracts and purchased options. The Corporation estimated the effect on 2002 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar and a uniform 10% weakening in the value of the United States dollar. The larger loss computed was that under an assumed uniform 10% strengthening of the United States dollar, which the Corporation estimated would have the effect of reducing gross profits for 2002 by approximately $15 million.
   In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 2001, inherent in the foreign exchange hedging portfolio at December 31, 2001.

Critical Accounting Policies
The Corporation's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
   The most significant accounting estimates inherent in the preparation of the Corporation's financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to warranty activity, litigation, product liability, taxation, restructuring, and environmental matters. In addition, significant estimates form the bases for the Corporation's reserves with respect to sales and pricing allowances, collectibility of accounts receivable, inventory valuations, post-retirement benefits, post-employment benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Impact of New Accounting Standards
As more fully described in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2002, the Corporation is required to adopt two new accounting standards. For a discussion of the impact of those new accounting standards upon the Corporation, see Note 1.

Financial Condition
Operating activities generated cash of $379.1 million for the year ended December 31, 2001, compared to $349.9 million of cash generated for the year ended December 31, 2000. The increase in cash provided from operating activities in 2001 was primarily the result of improved working capital, principally associated with lower inventory levels, and $22.0 million received upon termination of certain interest rate swaps, offset by lower net earnings and the timing of payments of certain expenses, principally income taxes. This decrease in inventory in 2001 provided cash of $126.8 million in comparison to cash used of $123.1 million in 2000.
   As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2001, approximated the 2000 level. Inventory turns, during 2001, improved from the 2000 level due to the Corporation's focus on reducing inventory levels. The Corporation's goal is to increase inventory turns in 2002.
   Investing activities for the year ended December 31, 2001, used cash of $152.5 million compared to $202.2 million of cash used in 2000. Cash flow from investing activities benefited from lower capital expenditures during 2001 as compared to 2000. This benefit was offset by the Corporation's receipt of $25.0 million in 2000 related to the True Temper recapitalization. On April 30, 2001, the Corporation acquired the automotive division of Bamal Corporation, a component of the Fastening and Assembly Systems segment, for $34.0 million. During 2001, in connection with the Bamal purchase, the Corporation made a cash payment of $30.5 million and issued a promissory note in the amount of $3.5 million. The results of Bamal were included in the consolidated financial statements from the date of acquisition and were not material to the Corporation's results during 2001.
   Investing activities for the year ended December 31, 2000, included an aggregate payment of $35.5 million related to the purchases of two businesses by the Power Tools and Accessories segment in the United States. The businesses acquired were Emglo Products (Emglo), purchased in mid-December 2000, and Momentum Laser (Momentum), purchased in June 2000. The results of Emglo and Momentum, included in the consolidated financial statements from the date of acquisition, were not material. Under the terms of the Momentum purchase agreement, additional purchase consideration of up to $15.0 million may be payable based on the income of Momentum in the second year following the acquisition.
   Financing activities used cash of $114.7 million in 2001, compared to cash used of $150.0 million in 2000. The decrease in cash used in financing activities is primarily the result of lower cash expenditures for stock repurchases during 2001, the 2000 issuance of preferred stock of a subsidiary, and an increase in net cash repayment of borrowings during 2001. During 2001, the Corporation repurchased 525,050 shares of its common stock at an aggregate cost of $25.5 million upon the termination of its equity forward purchase agreements, as more fully described in Note 13 of Notes to Consolidated Financial Statements, and repurchased 1,085,000 shares of its common stock at an aggregate cost of $33.5 million through its share repurchase program. During the year ended December 31, 2000, the Corporation repurchased 7,454,000 shares of its common stock at an aggregate cost of $269.8 million. For further discussion of the subsidiary's preferred stock issued during 2000, see Note 12 of Notes to Consolidated Financial Statements.
   As discussed further in Note 6 of Notes to Consolidated Financial Statements, the Corporation's 364-day $400 million unsecured revolving credit facility expires in April 2002. The 364-day facility provides for annual renewals upon request of the Corporation and approval by the lending banks. The Corporation intends to request renewal of the facility.
   At December 31, 2001, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 1,911,595 shares of its common stock.
   In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by credit providers, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the year ended December 31, 2001, the Corporation generated free cash flow of $256.6 million compared to free cash flow of $154.5 million generated in 2000.
   The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
   The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the restructuring actions previously described. For amounts available at December 31, 2001, under the Corporation's revolving credit facilities and under short-term borrowing facilities, see Note 6 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use internally generated funds and to borrow under its existing and future unsecured revolving credit facilities or under short-term borrowing facilities. The Corporation believes that cash generated from these sources will be adequate to meet its cash requirements over the next 12 months.

   The following table provides a summary of the Corporation's contractual obligations by due date (in millions of dollars). The Corporation's short-term borrowings, long-term debt, lease commitments, and other long-term obligations are more fully described in Notes 6, 7, 17, and 12, respectively, of Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------
                                             Payments Due by Period
                             ---------------------------------------------------
                             Less than    1 to 2    3 to 5     After
                                1 Year     Years     Years   5 Years       Total
--------------------------------------------------------------------------------
Short-term borrowings (a)(b)    $ 12.3    $   --    $   --    $   --    $   12.3
Long-term debt                    33.7     310.1     154.6     700.0     1,198.4
Operating leases                  54.6      81.4      43.2      10.4       189.6
Other long-term obligations         --        --     188.0        --       188.0
--------------------------------------------------------------------------------
Total contractual
   cash obligations             $100.6    $391.5    $385.8    $710.4    $1,588.3
================================================================================
(a) As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation has credit facilities of $400.0 million and $1.0 billion that mature in April 2002 and April 2006, respectively. While no borrowings were outstanding under these facilities at December 31, 2001, the Corporation had borrowings outstanding under these facilities during 2001 and anticipates that borrowings will occur in 2002.
(b) As described in Note 6 of Notes to Consolidated Financial Statements, certain subsidiaries of the Corporation outside of the United States have uncommitted lines of credit of $303.6 million at December 31, 2001. These uncommitted lines of credit do not have termination dates and are reviewed periodically.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated  Statement of Earnings - years ended  December 31, 2001,  2000, and
   1999.

Consolidated Balance Sheet - December 31, 2001 and 2000.

Consolidated Statement of Stockholders'  Equity - years ended December 31, 2001,
   2000, and 1999.

Consolidated  Statement of Cash Flows - years ended December 31, 2001, 2000, and
   1999.

Notes to Consolidated Financial Statements.

Report of Management.

Report of Independent Auditors.

CONSOLIDATED STATEMENT OF EARNINGS
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)


-------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     2001             2000             1999
-------------------------------------------------------------------------------------------------------------------
SALES                                                                   $4,333.1         $4,560.8         $4,520.5
   Cost of goods sold                                                    2,846.6          2,889.0          2,834.4
   Selling, general, and administrative expenses                         1,138.9          1,149.5          1,149.8
   Restructuring and exit costs                                             99.8             39.1               --
   Gain on sale of business                                                   --             20.1               --
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           247.8            503.3            536.3
   Interest expense (net of interest income of
      $34.7 for 2001, $44.1 for 2000, and $30.5 for 1999)                   84.3            104.2             95.8
   Other expense (income)                                                    8.2             (5.5)             (.8)
-------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                               155.3            404.6            441.3
   Income taxes                                                             47.3            122.6            141.0
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                            $  108.0         $  282.0         $  300.3
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE -- BASIC                                  $   1.34         $   3.37         $   3.45
===================================================================================================================
NET EARNINGS PER COMMON SHARE --
   ASSUMING DILUTION                                                    $   1.33         $   3.34         $   3.40
===================================================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


--------------------------------------------------------------------------------------------------
December 31,                                                                2001             2000
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $  244.5         $  135.0
Trade receivables, less allowances of
   $51.9 for 2001 and $51.8 for 2000                                       708.6            783.1
Inventories                                                                712.2            844.0
Other current assets                                                       227.0            199.9
--------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                                  1,892.3          1,962.0
--------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT                                             687.5            748.1
GOODWILL                                                                   710.4            717.2
OTHER ASSETS                                                               724.0            662.4
--------------------------------------------------------------------------------------------------
                                                                        $4,014.2         $4,089.7
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                   $   12.3         $  402.9
Current maturities of long-term debt                                        33.7             47.7
Trade accounts payable                                                     312.7            367.6
Other accrued liabilities                                                  711.9            814.1
--------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                             1,070.6          1,632.3
--------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                           1,191.4            798.5
DEFERRED INCOME TAXES                                                      261.1            221.0
POSTRETIREMENT BENEFITS                                                    238.0            240.6
OTHER LONG-TERM LIABILITIES                                                502.1            479.8
COMMON STOCK UNDER EQUITY FORWARDS                                            --             25.1
STOCKHOLDERS' EQUITY
Common stock (outstanding: December 31, 2001 -- 79,829,641 shares;
   December 31, 2000 -- 80,343,094 shares)                                  39.9             40.2
Capital in excess of par value                                             566.6            560.0
Retained earnings                                                          333.2            264.0
Accumulated other comprehensive income                                    (188.7)          (171.8)
--------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                              751.0            692.4
--------------------------------------------------------------------------------------------------
                                                                        $4,014.2         $4,089.7
==================================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                      Outstanding              Capital in     Retained          Other         Total
                                                           Common        Par    Excess of     Earnings  Comprehensive  Stockholders'
                                                           Shares      Value    Par Value    (Deficit)         Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                           87,498,424      $43.7      $ 871.4      $(236.6)       $(104.5)       $574.0
Comprehensive income:
   Net earnings                                                --         --           --        300.3             --         300.3
   Minimum pension liability adjustment
      (net of tax)                                             --         --           --           --            1.6           1.6
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)                          --         --           --           --           (4.8)         (4.8)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                           --         --           --        300.3           (3.2)        297.1
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                            --         --           --        (41.8)            --         (41.8)
Purchase and retirement of common stock
   (net of 57,682 shares issued under
   forward purchase contracts)                           (958,218)       (.4)       (52.9)          --             --         (53.3)
Common stock issued under
   employee benefit plans                                 650,034         .3         24.8           --             --          25.1
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                           87,190,240       43.6        843.3         21.9         (107.7)        801.1
Comprehensive income:
   Net earnings                                                --         --           --        282.0             --         282.0
   Minimum pension liability adjustment
      (net of tax)                                             --         --           --           --           (1.2)         (1.2)
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)                          --         --           --           --          (62.9)        (62.9)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                           --         --           --        282.0          (64.1)        217.9
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                            --         --           --        (39.9)            --         (39.9)
Purchase and retirement of common stock
   (net of 350,928 shares issued under
   forward purchase contracts)                         (7,103,072)      (3.5)      (266.3)          --             --        (269.8)
Common stock under equity forwards                             --         --        (25.1)          --             --         (25.1)
Common stock issued under
   employee benefit plans                                 255,926         .1          8.1           --             --           8.2
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                           80,343,094       40.2        560.0        264.0         (171.8)        692.4
Comprehensive income:
   Net earnings                                                --         --           --        108.0             --         108.0
   Cumulative effect of accounting change
      (net of tax)                                             --         --           --           --            (.7)          (.7)
   Net gain on derivative instruments
      (net of tax)                                             --         --           --           --            (.2)          (.2)
   Minimum pension liability adjustment
      (net of tax)                                             --         --           --           --            1.7           1.7
   Foreign currency translation
      adjustments, less effect of
      hedging activities (net of tax)                          --         --           --           --          (17.7)        (17.7)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                           --         --           --        108.0          (16.9)         91.1
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                            --         --           --        (38.8)            --         (38.8)
Purchase and retirement of common stock                (1,085,000)       (.6)       (32.9)          --             --         (33.5)
Common stock retired under equity forwards               (765,326)       (.4)          --           --             --           (.4)
Common stock issued under
   employee benefit plans                               1,336,873         .7         39.5           --             --          40.2
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                           79,829,641      $39.9      $ 566.6      $ 333.2        $(188.7)       $751.0
====================================================================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)


-------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     2001             2000             1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                             $ 108.0          $ 282.0          $ 300.3
Adjustments to reconcile net earnings to cash flow
   from operating activities:
   Gain on sale of business                                                   --            (20.1)              --
   Non-cash charges and credits:
      Depreciation and amortization                                        159.4            163.4            160.0
      Restructuring and exit costs                                          99.8             39.1               --
      Other                                                                 (4.4)            (9.2)           (14.1)
   Changes in selected working capital items
      (excluding the effects of acquired businesses):
      Trade receivables                                                     68.6             12.7            (57.0)
      Inventories                                                          126.8           (123.1)          (136.1)
      Trade accounts payable                                               (54.6)            13.6             21.9
   Restructuring spending                                                  (24.9)           (12.6)           (26.7)
   Other assets and liabilities                                            (99.6)             4.1            127.2
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES                                     379.1            349.9            375.5
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of business                                                --             25.0               --
Purchase of businesses                                                     (30.5)           (35.5)            (5.2)
Proceeds from disposal of assets                                            12.3              4.8             37.3
Capital expenditures                                                      (134.8)          (200.2)          (171.1)
Cash inflow from hedging activities                                         16.3            193.6            565.9
Cash outflow from hedging activities                                       (15.8)          (189.9)          (535.5)
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM INVESTING ACTIVITIES                                    (152.5)          (202.2)          (108.6)
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW BEFORE FINANCING ACTIVITIES                                   226.6            147.7            266.9
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings                          (390.0)           225.6              1.4
Proceeds from long-term debt
   (net of debt issue cost of $3.1 in 2001)                                393.8               --              2.6
Payments on long-term debt                                                 (48.6)          (213.8)          (122.0)
Issuance of preferred stock of subsidiary                                     --            188.0               --
Increase in long-term deposit                                                 --            (50.0)              --
Purchase of common stock                                                   (59.0)          (269.8)           (53.3)
Issuance of common stock                                                    27.9              9.9             11.5
Cash dividends                                                             (38.8)           (39.9)           (41.8)
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM FINANCING ACTIVITIES                                    (114.7)          (150.0)          (201.6)
Effect of exchange rate changes on cash                                     (2.4)           (10.0)            (5.9)
-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           109.5            (12.3)            59.4
Cash and cash equivalents at beginning of year                             135.0            147.3             87.9
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 244.5          $ 135.0          $ 147.3
===================================================================================================================
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Black & Decker Corporation and Subsidiaries


NOTE 1: SUMMARY OF ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2001.

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

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2001, approximately 27% of the Corporation's trade receivables were due from two large home improvement retailers.
   The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

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

Goodwill and Other Intangibles: Goodwill and other intangibles are amortized on the straight-line method. Goodwill is amortized principally over a 40-year period.
   On a periodic basis, the Corporation estimates the future discounted cash flows of the businesses to which goodwill relates. If such estimates of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference is charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, the Corporation, based upon historical results, current projections, and internal earnings targets, determines the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to the Corporation's estimated cost of capital, which also is the hurdle rate used by the Corporation in making investment decisions.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $98.9 million in 2001, $95.3 million in 2000, and $91.0 million in 1999.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $214.0 million in 2001, $205.6 million in 2000, and $195.7 million in 1999.

Advertising and Promotion: All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense, including expense of consumer rebates, was $222.2 million in 2001, $237.8 million in 2000, and $223.7 million in 1999.

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

Derivative Financial Instruments: Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that the Corporation recognize all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. At the time of its adoption of SFAS No. 133 on January 1, 2001, the Corporation recognized an after-tax reduction of $.7 million to accumulated other comprehensive income, a component of stockholders' equity, as a cumulative effect adjustment.
   The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in ten countries, the Corporation also is exposed to risks arising from changes in foreign currency rates. The Corporation uses derivatives principally in the management of interest rate and foreign currency exposure. It does not utilize derivatives that contain leverage features. On the date on which the Corporation enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Corporation measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.
   For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, and previously deferred hedging gains or losses would be recorded to earnings immediately. For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment to the extent the derivative is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

   Interest Rate Risk Management: The Corporation has designated each of its outstanding interest rate swap agreements as fair value hedges of the underlying fixed rate obligation. The fair value of the interest rate swap agreements is recorded in other assets or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligation. The changes in the fair value of the interest rate swap agreements and the underlying fixed rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense and other expense (income) in the Consolidated Statement of Earnings. The Corporation has structured all existing interest rate swap agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap.

   Foreign Currency Management: The fair value of foreign currency related derivatives are generally included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of goods sold to match the underlying transaction being hedged. Realized and unrealized gains and losses on these instruments are deferred in accumulated other comprehensive income until the underlying transaction is recognized in earnings. The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency denominated assets and liabilities is reported in cost of goods sold or other expense depending on the nature of the assets or liabilities being hedged. The amounts deferred in accumulated other comprehensive income associated with these instruments generally relate to foreign currency spot-rate to forward-rate differentials and are recognized in earnings over the term of the hedge. The discount or premium relating to cash flow hedges associated with foreign currency denominated assets and liabilities is recognized in net interest expense over the life of the hedge.

   Accounting Policy Prior to January 1, 2001: The Corporation's interest rate derivatives were afforded hedge accounting treatment and were designated as hedges as they were effective in changing the tenor of existing indebtedness (e.g., from fixed to variable rate debt or from variable rate to fixed rate debt). The amounts to be paid or received under interest rate swap agreements were accrued as interest rates changed and were recognized over the life of the swap agreements as an adjustment of interest expense. The related amounts due to or from the counterparties were included in other accrued liabilities. Since they were accounted for as hedges, the fair value of the swap agreements were not recognized in the Consolidated Financial Statements. Gains or losses resulting from the early termination of interest rate swaps have been deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swaps.
   The Corporation's derivative financial instruments relating to managing foreign exchange risks were appropriately designated to the underlying exposures and were afforded hedge accounting treatment. Gains and losses on foreign currency transaction hedges were recognized in earnings and offset the foreign exchange gains and losses on the underlying transactions. Deferred gains on options that hedge forecasted transactions generally related to inventory purchases, and were recognized in cost of goods sold when the related inventory was sold or when a hedged purchase was no longer expected to occur. The carrying amounts of foreign currency-related derivatives were included in the Consolidated Balance Sheet in other current assets or other accrued liabilities.

Stock-Based Compensation: As described in Note 15, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.

New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Corporation will apply the provisions of SFAS No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of approximately $26 million per year. During 2002, the Corporation will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142. The Corporation does not expect that goodwill will be impaired upon the initial application of SFAS No. 142's required impairment test.
   In November 2001, the Emerging Issues Task Force reached consensus on Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of this consensus on January 1, 2002, the Corporation will be required to classify certain payments to its customers as a reduction of sales. The Corporation currently classifies certain of these payments as selling expenses in its Consolidated Statement of Earnings. Upon adoption, prior period amounts will be reclassified. Because adoption of EITF 01-9 will solely result in reclassification within the Consolidated Statement of Earnings, there will be no impact on the Corporation's financial condition, operating income, or net earnings. Upon adoption of EITF 01-9, the reclassification within the Consolidated Statement of Earnings will not be material to either sales or selling, general, and administrative expenses.


NOTE 2: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                             2001          2000
--------------------------------------------------------------------------------
FIFO cost
Raw materials and work-in-process                          $192.9        $219.6
Finished products                                           527.0         627.9
--------------------------------------------------------------------------------
                                                            719.9         847.5
Excess of FIFO cost over
   LIFO inventory value                                      (7.7)         (3.5)
--------------------------------------------------------------------------------
                                                           $712.2        $844.0
================================================================================
   The cost of United States inventories stated under the LIFO method was approximately 54% and 56% of the value of total inventories at December 31, 2001 and 2000, respectively.


NOTE 3: PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:
--------------------------------------------------------------------------------
                                                             2001          2000
--------------------------------------------------------------------------------
Property, plant, and equipment at cost:
Land and improvements                                    $   48.4      $   56.0
Buildings                                                   279.1         269.2
Machinery and equipment                                   1,137.1       1,267.8
--------------------------------------------------------------------------------
                                                          1,464.6       1,593.0
Less accumulated depreciation                               777.1         844.9
--------------------------------------------------------------------------------
                                                         $  687.5      $  748.1
================================================================================

NOTE 4: GOODWILL
Goodwill amortization was $26.4 million in 2001, $25.4 million in 2000, and $25.7 million in 1999. Goodwill at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                             2001          2000
--------------------------------------------------------------------------------
Goodwill                                                 $1,320.1      $1,300.5
Less accumulated amortization                               609.7         583.3
--------------------------------------------------------------------------------
                                                         $  710.4      $  717.2
================================================================================


NOTE 5: OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:
--------------------------------------------------------------------------------
                                                             2001          2000
--------------------------------------------------------------------------------
Salaries and wages                                         $ 52.6        $ 61.9
Employee benefits                                            77.5          99.1
Trade discounts and allowances                              132.4         139.8
Advertising and promotion                                    65.6          60.4
Income taxes, including deferred taxes                       12.7          92.6
Accruals related to restructuring actions                    67.4          34.1
All other                                                   303.7         326.2
--------------------------------------------------------------------------------
                                                           $711.9        $814.1
================================================================================
   All other at December 31, 2001 and 2000, consisted primarily of accruals for warranty costs, interest, insurance, and taxes other than income taxes.


NOTE 6: SHORT-TERM BORROWINGS
Short-term borrowings in the amount of $12.3 million at December 31, 2001, consisted primarily of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements. Short-term borrowings in the amount of $402.9 million at December 31, 2000, consisted primarily of borrowings under the Corporation's former unsecured revolving credit facility (the Former Credit Facility) or under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 4.8% and 6.6% at December 31, 2001 and 2000, respectively.
   In April 2001, the Corporation replaced the Former Credit Facility with a $1.0 billion unsecured revolving credit facility that expires in April 2006 and a $400.0 million 364-day unsecured revolving credit facility (the Credit Facilities). The 364-day unsecured revolving credit facility provides for annual renewals upon request by the Corporation and approval by the lending banks. The amount available for borrowing under the Credit Facilities at December 31, 2001 was $1.4 billion.
   Under the Credit Facilities, the Corporation has the option of borrowing at the London Interbank Offered Rate ("LIBOR") plus a specified percentage, or at other variable rates set forth therein. The Credit Facilities provide that the interest rate margin over LIBOR, initially set at .475% and .500%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. In addition to the interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facilities, the Corporation is required to pay an annual facility fee to each bank, initially equal to .150% and .125%, respectively, of the amount of each bank's commitment, whether used or unused. The Corporation is also required to pay a utilization fee under each facility, initially equal to .125%, applied to the outstanding balance when borrowings under the respective facility exceeds 50% of the facility. The Credit Facilities provide that both the facility fee and the utilization fee will increase or decrease based upon changes in the ratings of the Corporation's senior unsecured debt.
   The  Credit  Facilities  include  various  customary  covenants.  Some of the covenants limit the ability of the Corporation or its subsidiaries to pledge assets or incur liens on assets. Other covenants require the Corporation to maintain a specified interest coverage ratio and certain cash flow to fixed expense coverage ratios. As of December 31, 2001, the Corporation was in compliance with all terms and conditions of the Credit Facilities.
   Under the terms of uncommitted lines of credit at December 31, 2001, certain subsidiaries outside of the United States may borrow up to an additional $303.6 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.
   The Corporation could borrow up to $1.0 billion under the Former Credit Facility, which consisted of two individual facilities. The Former Credit
Facility expired in April 2001. Under the Former Credit Facility, the Corporation had the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Former Credit Facility provided that the interest rate margin over LIBOR, initially set at .15% and .25%, respectively, for each of the two individual facilities, would increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation was also able to borrow under the Former Credit Facility by means of competitive bid rate loans made through an auction process at then-current market rates.


NOTE 7: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                             2001          2000
--------------------------------------------------------------------------------
Medium Term Notes due through 2002                       $   32.3        $ 75.6
7.50% notes due 2003                                        309.5         309.5
7.0% notes due 2006                                         154.6         154.6
6.55% notes due 2007                                        150.0         150.0
7.125% notes due 2011
   (including discount of $2.9)                             397.1            --
7.05% notes due 2028                                        150.0         150.0
Other loans due through 2003                                  2.0           6.5
Fair value hedging adjustment                                29.6            --
Less current maturities of long-term debt                   (33.7)        (47.7)
--------------------------------------------------------------------------------
                                                         $1,191.4        $798.5
================================================================================

   As of December 31, 2001, $32.3 million aggregate principal amount of unsecured Medium Term Notes was outstanding and bears interest at fixed rates ranging from 8.36% to 8.91%.
   As more fully described in Note 8, at December 31, 2001, the carrying amount of long-term debt includes $29.6 million relating to outstanding or terminated fixed-to-variable rate interest rate swaps agreements.
   Indebtedness of subsidiaries in the aggregate principal amounts of $314.4 million and $599.6 million were included in the Consolidated Balance Sheet at December 31, 2001 and 2000, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
   Principal payments on long-term debt obligations due over the next five years are as follows: $33.7 million in 2002, $310.1 million in 2003, and $154.6 million in 2006. No principal payments are due in 2004 or 2005. Interest payments on all indebtedness were $122.2 million in 2001, $145.1 million in 2000, and $140.1 million in 1999.


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

Interest Rate Risk Management: The Corporation manages its interest rate risk, primarily through the use of interest rate swap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. The Corporation may, based upon its assessment of the future interest rate environment, elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the future cash flows associated with its indebtedness, through the use of interest rate swaps.
   The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments.
   The Corporation's portfolio of interest rate swap instruments at December 31, 2001 and 2000, consisted of $788.0 million notional and $588.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 6.01% and 6.17%, respectively. The basis of the variable rate paid is LIBOR.
   Credit exposure on the Corporation's interest rate derivatives at December 31, 2001, was $28.6 million. During 2001, the Corporation terminated interest rate swap instruments with an aggregate notional amount of $300.0 million. Deferred gains on the early termination of interest rate swaps were $21.5 million at December 31, 2001. At December 31, 2000, the Corporation had no credit exposure on interest rate derivatives and deferred gains and losses on the early termination of interest rate swaps were not material.

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

   The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2001 and 2000, in millions of dollars, including details by major currency as of December 31, 2001. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.
--------------------------------------------------------------------------------
As of December 31, 2001                                       Buy          Sell
--------------------------------------------------------------------------------
United States dollar                                     $  808.9     $  (679.2)
Pound sterling                                              779.6        (352.4)
Canadian dollar                                              19.4         (21.3)
Euro (including legacy currencies)                          145.7        (523.7)
Australian dollar                                            24.6         (43.2)
Japanese yen                                                 12.3         (54.5)
Swedish krona                                                24.9         (53.5)
Other                                                         3.1         (75.7)
--------------------------------------------------------------------------------
Total                                                    $1,818.5     $(1,803.5)
================================================================================
As of December 31, 2000
--------------------------------------------------------------------------------
Total                                                    $1,681.8     $(1,662.3)
================================================================================
   The contractual amounts of purchased options to buy currencies, predominantly the euro, pound sterling, and United States dollar, were $47.1 million and $193.4 million, at December 31, 2001 and 2000, respectively. The contractual amounts of purchased options to sell various currencies were $46.0 million and $181.6 million at December 31, 2001 and 2000, respectively.
   Credit exposure on foreign currency derivatives as of December 31, 2001 and 2000, was $16.4 million and $43.7 million, respectively.
   Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation's cash flow hedges that were recorded to earnings during 2001 were not significant. The amounts of gains and losses, reclassified from accumulated other comprehensive income to earnings during 2001, that related to the January 1, 2001 transition adjustment were not significant.
   Amounts deferred in accumulated other comprehensive income at December 31, 2001, that are expected to be reclassified into earnings during 2002 represent an after-tax loss of $.3 million. The amount expected to be reclassified into earnings in the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amount that is ultimately reclassified into earnings may differ materially.


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

o Other long-term liabilities: The fair value of a subsidiary's redeemable preferred shares is based on the present value of the cash flows associated with the preferred shares, discounted at current market yields.

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

   The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying amounts approximate fair values:

--------------------------------------------------------------------------------
Assets (Liabilities)                                     Carrying          Fair
As of December 31, 2001                                    Amount         Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                       $(1,191.4)    $(1,192.8)
   Other long-term liabilities                             (196.5)       (196.5)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
      Assets                                                 19.7          19.7
      Liabilities                                            (6.8)         (6.8)
   Other long-term liabilities
      Assets                                                  8.9           8.9
   Foreign currency
      Assets                                                 16.4          16.4
      Liabilities                                            (1.4)         (1.4)
--------------------------------------------------------------------------------

Assets (Liabilities)                                     Carrying          Fair
As of December 31, 2000                                    Amount         Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                         $(798.5)      $(791.9)
   Other long-term liabilities                             (188.0)       (188.0)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
      Liabilities                                            (1.5)         (4.1)
   Other long-term liabilities
      Liabilities                                              --           (.1)
   Foreign currency
      Assets                                                 43.8          43.7
      Liabilities                                           (18.7)        (19.7)
--------------------------------------------------------------------------------


NOTE 10: INCOME TAXES
Earnings before income taxes for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
United States                                $ 93.0        $209.3        $174.4
Other countries                                62.3         195.3         266.9
--------------------------------------------------------------------------------
                                             $155.3        $404.6        $441.3
================================================================================
   Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Current:
   United States                             $ 26.8        $ 93.7        $128.3
   Other countries                             18.7          29.3          18.5
--------------------------------------------------------------------------------
                                               45.5         123.0         146.8
--------------------------------------------------------------------------------
Deferred:
   United States                               16.1           3.5         (17.7)
   Other countries                            (14.3)         (3.9)         11.9
--------------------------------------------------------------------------------
                                                1.8           (.4)         (5.8)
--------------------------------------------------------------------------------
                                             $ 47.3        $122.6        $141.0
================================================================================
   Income tax expense recorded directly as an adjustment to equity as a result of hedging activities was not significant in 2001, 2000, and 1999. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $8.8 million, $.9 million, and $4.9 million in 2001, 2000, and 1999, respectively.
   Income tax payments were $74.3 million in 2001, $98.8 million in 2000, and $97.1 million in 1999.
   Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:
--------------------------------------------------------------------------------
                                                             2001          2000
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                           $  (8.2)      $  (5.7)
   Postretirement benefits                                 (232.7)       (227.8)
   Other                                                    (24.2)        (24.6)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                             (265.1)       (258.1)
--------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                                    77.1          57.2
   Tax credit and capital loss
      carryforwards                                          82.8          82.6
   Other                                                    102.3         109.9
--------------------------------------------------------------------------------
Gross deferred tax assets                                   262.2         249.7
--------------------------------------------------------------------------------
Deferred tax asset valuation allowance                      (60.0)        (50.5)
--------------------------------------------------------------------------------
Net deferred tax liabilities                              $ (62.9)      $ (58.9)
================================================================================
   Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other accrued liabilities, and deferred income taxes.
   Tax basis carryforwards at December 31, 2001, consisted of net operating losses expiring from 2002 to 2007.
   At December 31, 2001, unremitted earnings of subsidiaries outside of the United States were approximately $1.6 billion, on which no United States taxes had been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Corporation believes that United States foreign tax credits would largely eliminate any United States taxes and offset any foreign withholding taxes not previously provided.
   A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Income taxes at federal
   statutory rate                            $ 54.4        $141.6        $154.5
Lower effective taxes on
   earnings in other countries                (17.2)        (28.7)        (42.6)
Amortization of goodwill                        8.9           9.0           9.0
Other -- net                                    1.2            .7          20.1
--------------------------------------------------------------------------------
Income taxes                                 $ 47.3        $122.6        $141.0
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

------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits            Pension Benefits         Other Postretirement
                                                             Plans in the           Plans Outside of the              Benefits
                                                            United States              United States                  All Plans
                                                   ---------------------------------------------------------------------------------
                                                         2001          2000          2001          2000          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $  762.8      $  759.7        $401.5        $414.2       $ 150.5       $ 132.8
Service cost                                             14.1          13.2          11.0          10.9           1.1            .8
Interest cost                                            54.4          53.4          23.4          23.0          10.5           9.1
Plan participants' contributions                           --            --           2.0           2.1           4.6           5.5
Actuarial (gains) losses                                 49.4           4.7          (8.0)         15.8          20.6          25.2
Foreign currency exchange rate changes                     --            --          (1.9)        (41.6)          (.2)          (.2)
Benefits paid                                           (61.1)        (61.9)        (20.9)        (23.3)        (29.8)        (22.7)
Plan amendments                                            --            --           2.9           2.0            .9            --
Divestitures                                             (8.9)         (6.3)           --            .4            --            --
Settlements                                                --            --            --          (2.0)           --            --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       810.7         762.8         410.0         401.5         158.2         150.5
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year        1,027.3         992.3         420.7         426.4            --            --
Actual return on plan assets                           (112.3)        113.2         (61.9)         61.2            --            --
Expenses                                                 (5.9)         (7.9)          (.6)          (.7)           --            --
Benefits paid                                           (61.1)        (61.9)        (20.3)        (22.6)        (29.8)        (22.7)
Employer contributions                                    3.0           3.1           2.3           2.5          25.2          17.2
Contributions by plan participants                         --            --           2.0           2.1           4.6           5.5
Divestitures                                            (14.3)        (11.5)           --            --            --            --
Settlements                                                --            --            --          (6.1)           --            --
Effects of currency exchange rates                         --            --          (1.7)        (42.1)           --            --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                836.7       1,027.3         340.5         420.7            --            --
------------------------------------------------------------------------------------------------------------------------------------
Funded status                                            26.0         264.5         (69.5)         19.2        (158.2)       (150.5)
Unrecognized net actuarial (gain) loss                  230.6         (31.5)         89.5           7.2          34.5          13.9
Unrecognized prior service cost                           6.2           7.3          17.2          18.1         (17.7)        (26.0)
Unrecognized net obligation (asset)
   at date of adoption                                     --            .3           (.8)         (2.4)           --            --
------------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                       $  262.8      $  240.6        $ 36.4        $ 42.1       $(141.4)      $(162.6)
====================================================================================================================================
AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                                 $  300.4      $  274.5        $101.9        $105.4       $    --       $    --
Accrued benefit cost                                    (46.9)        (46.7)        (65.7)        (63.7)       (141.4)       (162.6)
Intangible asset                                          3.5           4.4            --            --            --            --
Accumulated other comprehensive income                    5.8           8.4            .2            .4            --            --
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                $  262.8      $  240.6        $ 36.4        $ 42.1       $(141.4)      $(162.6)
====================================================================================================================================

   The total accumulated benefit obligation for unfunded defined benefit pension plans as of December 31, 2001 and 2000, was $45.4 million and $46.1 million, respectively, for plans in the United States and $60.3 million and $57.7 million, respectively, for plans outside of the United States. The total projected benefit obligation for unfunded defined benefit pension plans as of December 31, 2001 and 2000, was $52.1 million and $54.3 million, respectively, for plans in the United States and $66.5 million and $63.9 million, respectively, for plans outside of the United States.
   The net periodic (benefit) cost related to the defined benefit pension plans included the following components, in millions of dollars:

------------------------------------------------------------------------------------------------------------------------------------
                                                                Pension Benefits                          Pension Benefits
                                                           Plans in the United States            Plans Outside of the United States
                                                   ---------------------------------------------------------------------------------
                                                         2001          2000          1999          2001          2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 15.3        $ 14.2        $ 15.6        $ 11.0        $ 10.9        $ 11.7
Interest cost                                            54.4          53.4          53.4          23.4          23.0          23.3
Expected return on plan assets                          (91.1)        (85.9)        (83.5)        (29.0)        (28.5)        (28.5)
Amortization of the unrecognized
   transition obligation or asset                          .3           (.1)         (1.1)         (1.5)         (1.7)         (1.9)
Amortization of prior service cost                        1.1           1.1           1.0           2.2           2.2           2.2
Curtailment loss                                           --            --            .6           1.6            .2            .3
Amortization of net actuarial loss                         .9           1.1           9.1           1.2           1.9           3.3
------------------------------------------------------------------------------------------------------------------------------------
Net periodic (benefit) cost                            $(19.1)       $(16.2)       $ (4.9)       $  8.9        $  8.0        $ 10.4
====================================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31:
Discount rate                                            7.25%         7.50%         7.50%         6.00%         6.00%         6.00%
Expected return on plan assets                           9.50%         9.50%         9.75%         8.00%         8.00%         8.00%
Rate of compensation increase                            5.00%         5.00%         5.00%         3.90%         3.90%         3.90%
------------------------------------------------------------------------------------------------------------------------------------

   The net periodic cost (benefit) related to the defined benefit postretirement plans included the following components, in millions of dollars:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Service cost                                  $ 1.1         $  .8         $  .7
Interest cost                                  10.5           9.1           8.0
Amortization of
   prior service cost                          (8.3)         (8.3)         (8.3)
Amortization of
   net actuarial gain                            --            --           (.9)
--------------------------------------------------------------------------------
Net periodic cost (benefit)                   $ 3.3         $ 1.6         $ (.5)
================================================================================
Weighted-average discount
   rate as of December 31                      7.50%         7.25%         7.25%
================================================================================
   The health care cost trend rate used to determine the postretirement benefit obligation was 8.0% for 2001. This rate decreases gradually to an ultimate rate of 5.0% in 2008, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:
--------------------------------------------------------------------------------
One-Percentage-Point                                     Increase     (Decrease)
--------------------------------------------------------------------------------
Effect on total of service and
   interest cost components                                  $ .6         $ (.6)
Effect on postretirement
   benefit obligation                                         8.4          (8.1)
--------------------------------------------------------------------------------
   Expense for defined contribution plans amounted to $8.9 million, $10.1 million, and $8.6 million in 2001, 2000, and 1999, respectively.


NOTE 12: OTHER LONG-TERM LIABILITIES
In December 2000, a newly created subsidiary of the Corporation issued preferred shares to private investors. The preferred shares are redeemable in five years, although redemption may be accelerated under certain conditions, principally related to changes in tax laws. Holders of the subsidiary's preferred shares are entitled to annual cash dividends of $10.7 million. Included in other long-term liabilities in the Consolidated Balance Sheet at December 31, 2001 and 2000, is $196.5 million and $188.0 million, respectively, related to those preferred shares. The carrying value of the subsidiary's preferred shares at December 31, 2001, includes the effect of the fair value of the interest rate swap agreement related to this obligation.
   Other expense (income) in the Consolidated Statement of Earnings for the year ended December 31, 2001, included $10.7 million of dividends related to those preferred shares.


NOTE 13: STOCKHOLDERS' EQUITY AND COMMON STOCK UNDER EQUITY FORWARDS
During 1999, the Corporation executed two agreements (the Agreements) under which the Corporation could enter into forward purchase contracts on its common stock. The Agreements provided the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a capped forward contract).

   The settlement methods generally available under the Agreements, at the Corporation's option, were net settlement, either in cash or in shares, or physical settlement. To the extent that the market price of the Corporation's common stock on the settlement date was higher (lower) than the forward purchase/strike price, the net differential was received (paid) by the Corporation under the net settlement alternatives, except in the case of a capped forward contract under which the net differential received was limited by a cap price. In the case of physical settlement under a capped forward contract, the Corporation, in addition to purchasing the shares covered by the contract at the strike price, was required to pay to the counterparty the excess of the market price at the date of settlement, if any, over the cap price.
   The standard forward contract alternative provided for quarterly settlements on a net share basis for differences between the average forward purchase price, which includes carrying costs through the respective quarterly settlement date, and the current market value of the Corporation's common stock. At each quarterly settlement, the average forward purchase price was reset based upon the then-current market price of the Corporation's common stock.
   During 2000 and 1999, the Corporation elected net share settlements, resulting in a net issuance of 350,928 and 57,682 shares of its common stock, respectively.
   At December 31, 2000, capped forward contracts under the Agreements were outstanding with respect to 750,000 shares of the Corporation's common stock with a weighted-average strike price of $34.08 per share and a weighted-average cap price of $39.20 per share.
   At December 31, 2000, standard forward purchase contracts with respect to 691,186 shares of the Corporation's common stock with a weighted-average forward purchase price of $36.30 per share were outstanding under the Agreements. At December 31, 2000, $25.1 million, representing the amount which would have been payable by the Corporation upon full physical settlement of those 691,186 shares as of that date, has been classified as common stock under equity forwards in the Consolidated Balance Sheet.
   During 2001, the Corporation terminated the capped forward contracts and standard forward purchase contracts, electing full physical settlement through its purchase of the final 525,050 shares subject to the Agreements for $25.5 million. Previously during 2001, the Corporation had received 240,276 shares of its common stock through net share settlements under the Agreements.
   The Corporation repurchased 1,085,000, 7,103,072 and 958,218 shares of its common stock (net of 350,928 and 57,682 shares issued under forward purchase contracts in 2000 and 1999, respectively) during 2001, 2000, and 1999 at an aggregate cost of $33.5 million, $269.8 million, and $53.3 million, respectively.


NOTE 14: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each year were as follows:
--------------------------------------------------------------------------------
(Amounts in Millions
Except Per Share Data)                         2001          2000          1999
--------------------------------------------------------------------------------
Numerator:
   Earnings                                  $108.0        $282.0        $300.3
================================================================================
Denominator:
   Denominator for basic
      earnings per share --
      weighted-average shares                  80.7          83.7          87.0
   Employee stock options and
      stock issuable under
      employee benefit plans                     .4            .7           1.4
--------------------------------------------------------------------------------
   Denominator for diluted
      earnings per share --
      adjusted weighted-
      average shares and
      assumed conversions                      81.1          84.4          88.4
================================================================================
Basic earnings per share                     $ 1.34        $ 3.37        $ 3.45
Diluted earnings per share                   $ 1.33        $ 3.34        $ 3.40
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
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Number of options
   (in millions)                                6.9           6.4           1.0
Weighted-average
   exercise price                            $46.15        $46.73        $52.54
--------------------------------------------------------------------------------


NOTE 15: STOCK-BASED COMPENSATION
The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation.
   APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
   Under various stock option plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
   As of December 31, 2001, 9,078,311 non-qualified stock options were outstanding under domestic plans. There were 9,175 stock options outstanding under the United Kingdom plan.
   Under all plans, there were 2,010,295 shares of common stock reserved for future grants as of December 31, 2001. Transactions are summarized as follows:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                                        Average
                                            Stock Options        Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1998                5,336,610                $33.47
Granted                                         2,267,350                 50.77
Exercised                                         551,352                 27.35
Forfeited                                         447,818                 41.47
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                6,604,790                 39.38
Granted                                         3,892,450                 42.77
Exercised                                         155,278                 23.59
Forfeited                                         784,837                 46.69
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                9,557,125                 40.42
Granted                                         1,276,450                 34.01
Exercised                                       1,263,275                 21.57
Forfeited                                         482,814                 44.71
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                9,087,486                $41.91
================================================================================
Shares exercisable at
   December 31, 1999                            2,876,120                $27.55
================================================================================
Shares exercisable at
   December 31, 2000                            3,637,612                $32.07
================================================================================
Shares exercisable at
   December 31, 2001                            3,201,321                $39.85
================================================================================
   Exercise prices for options outstanding as of December 31, 2001, ranged from $18.75 to $61.00. The following table provides certain information with respect to stock options outstanding at December 31, 2001:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                Weighted-               Average
Range of                 Stock Options            Average             Remaining
Exercise Prices            Outstanding     Exercise Price      Contractual Life
--------------------------------------------------------------------------------
Under $28.13                   526,824             $21.28                   1.0
$28.13-$42.19                2,701,925              34.93                   7.5
Over $42.19                  5,858,737              46.98                   8.0
--------------------------------------------------------------------------------
                             9,087,486             $41.91                   7.4
================================================================================
   The following table provides certain information with respect to stock options exercisable at December 31, 2001:
--------------------------------------------------------------------------------
                                                                      Weighted-
Range of                                    Stock Options               Average
Exercise Prices                               Exercisable        Exercise Price
--------------------------------------------------------------------------------
Under $28.13                                      526,824                $21.28
$28.13-$42.19                                   1,311,775                 35.81
Over $42.19                                     1,362,722                 50.93
--------------------------------------------------------------------------------
                                                3,201,321                $39.85
================================================================================
   In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.
   The weighted-average fair values at date of grant for options granted during 2001, 2000, and 1999 were $11.96, $16.50, and $18.13, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Expected life in years                          6.2           5.9           5.8
Interest rate                                  4.70%         6.50%         5.75%
Volatility                                     32.4%         32.2%         29.4%
Dividend yield                                 1.44%         1.12%          .95%
--------------------------------------------------------------------------------
   The Corporation's pro forma information for the years ended December 31, 2001, 2000, and 1999, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.
--------------------------------------------------------------------------------
(Dollars in Millions
Except Per Share Data)                         2001          2000          1999
--------------------------------------------------------------------------------
Pro forma net earnings                        $91.9        $263.3        $293.9
Pro forma net earnings
   per common share -- basic                  $1.14        $ 3.15        $ 3.38
Pro forma net earnings
   per common share --
      assuming dilution                       $1.13        $ 3.12        $ 3.33
--------------------------------------------------------------------------------


NOTE 16: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business's products to one of its other businesses with a presence in that country or region.
   The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.

Business Segments
(Millions of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                            Reportable Business Segments
                                    ----------------------------------------------------
                                          Power      Hardware     Fastening                   Currency      Corporate,
                                        Tools &        & Home    & Assembly                Translation    Adjustments,
Year Ended December 31, 2001        Accessories   Improvement       Systems        Total   Adjustments  & Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $3,121.1        $784.7        $492.4     $4,398.2        $(65.1)       $     --      $4,333.1
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs)                        252.4          59.1          69.9        381.4          (5.5)          (28.3)        347.6
Depreciation and amortization              87.2          33.6          14.7        135.5          (1.9)           25.8         159.4
Income from equity method
   investees                               13.2            --            --         13.2            --             2.1          15.3
Capital expenditures                       87.0          33.1          15.9        136.0          (2.0)             .8         134.8
Segment assets
   (for Consolidated, total assets)     1,605.9         517.2         307.6      2,430.7         (65.5)        1,649.0       4,014.2
Investment in equity method
   investees                               37.6            --            .1         37.7          (1.1)           (2.7)         33.9

Year Ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $3,184.8        $846.7        $502.6     $4,534.1        $ 26.7        $     --      $4,560.8
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs and gain on sale
   of business)                           351.8         113.5          81.8        547.1           2.8           (27.6)        522.3
Depreciation and amortization              85.3          34.3          16.3        135.9           1.1            26.4         163.4
Income from equity method
   investees                               15.6            --            --         15.6            --             (.1)         15.5
Capital expenditures                      140.9          30.8          26.5        198.2           1.2              .8         200.2
Segment assets
   (for Consolidated, total assets)     1,799.3         537.0         277.4      2,613.7         (29.9)        1,505.9       4,089.7
Investment in equity method
   investees                               26.3            --            .1         26.4           (.6)           (1.7)         24.1

Year Ended December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $3,030.0        $841.0        $480.4     $4,351.4        $169.1        $     --      $4,520.5
Segment profit (loss)
   (for Consolidated,
   operating income)                      358.2         118.8          78.8        555.8          15.9           (35.4)        536.3
Depreciation and amortization              82.8          29.9          15.0        127.7           4.6            27.7         160.0
Income from equity method
   investees                               16.9            --            --         16.9            --            (2.2)         14.7
Capital expenditures                      102.6          36.3          25.4        164.3           6.5              .3         171.1
Segment assets
   (for Consolidated, total assets)     1,657.5         480.1         254.2      2,391.8          83.2         1,537.7       4,012.7
Investment in equity method
   investees                               26.6            --            .8         27.4            .1             2.3          29.8
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

   Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments), adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs and the gain on sale of business. For certain operations located in Brazil, Venezuela, and Turkey, segment profit is reduced by net interest expense and non-operating expenses. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of sales by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.
   Segment assets exclude pension and tax assets, goodwill (except for the goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly segments), intercompany profit in inventory, and intercompany receivables.
   Amounts in the preceding table under the caption "Corporate, Adjustments & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments). The reconciliation of segment profit to consolidated earnings before income taxes for each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Segment profit for
   total reportable
   business segments                         $381.4        $547.1        $555.8
Items excluded from segment profit:
   Adjustment of budgeted
      foreign exchange rates
      to actual rates                          (5.5)          2.8          15.9
   Depreciation of Corporate
      property and
      amortization of goodwill                (25.8)        (26.4)        (27.7)
   Adjustment to businesses'
      postretirement benefit
      expenses booked
      in consolidation                         41.3          36.4          24.8
   Adjustment to eliminate
      net interest and
      non-operating expenses
      from results of certain
      operations in Brazil,
      Venezuela, and Turkey                      .6            .5           1.2
   Other adjustments booked
      in consolidation directly
      related to reportable
      business segments                        (1.0)        (14.4)        (12.4)
Amounts allocated to businesses in
   arriving at segment profit in
   excess of (less than) Corporate
   center operating expenses,
   eliminations, and other amounts
   identified above                           (43.4)        (23.7)        (21.3)
--------------------------------------------------------------------------------
Operating income before
   restructuring and exit costs,
   and gain on sale of business               347.6         522.3         536.3
Restructuring and exit costs                   99.8          39.1            --
Gain on sale of business                         --          20.1            --
--------------------------------------------------------------------------------
   Operating income                           247.8         503.3         536.3
--------------------------------------------------------------------------------
Interest expense,
   net of interest income                      84.3         104.2          95.8
Other expense (income)                          8.2          (5.5)          (.8)
--------------------------------------------------------------------------------
Earnings before income taxes                 $155.3        $404.6        $441.3
================================================================================

   The reconciliation of segment assets to the consolidated total assets at the end of each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Segment assets for
   total reportable
   business segments                       $2,430.7      $2,613.7      $2,391.8
Items excluded from segment assets:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                          (65.5)        (29.9)         83.2
   Goodwill                                   655.2         689.1         735.0
   Pension assets                             406.2         380.0         377.0
Other Corporate assets                        587.6         436.8         425.7
--------------------------------------------------------------------------------
                                           $4,014.2      $4,089.7      $4,012.7
================================================================================
   Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.
   Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $861.8 million, $872.2 million, and $755.9 million of the Corporation's consolidated sales for the years ended December 31, 2001, 2000, and 1999, respectively.
   The composition of the Corporation's sales by product group for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
Consumer and professional
   power tools and
   product service                         $2,284.4      $2,363.1      $2,318.6
Consumer and professional
   accessories                                314.7         342.9         357.3
Electric lawn and
   garden products                            285.4         305.6         287.7
Electric cleaning and
   lighting products                          122.1         122.4         134.3
Household products                             47.5          50.7          44.4
Security hardware                             547.3         585.8         619.2
Plumbing products                             255.2         284.3         260.6
Fastening and assembly
   systems                                    476.5         506.0         498.4
--------------------------------------------------------------------------------
                                           $4,333.1      $4,560.8      $4,520.5
================================================================================
   The Corporation markets its products and services in over 100 countries and has manufacturing sites in ten countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation's sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
United States                              $2,796.2      $2,922.5      $2,825.2
Canada                                        140.2         149.8         137.0
--------------------------------------------------------------------------------
   North America                            2,936.4       3,072.3       2,962.2
Europe                                      1,057.4       1,138.5       1,255.5
Other                                         339.3         350.0         302.8
--------------------------------------------------------------------------------
                                           $4,333.1      $4,560.8      $4,520.5
================================================================================
   The composition of the Corporation's property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               2001          2000          1999
--------------------------------------------------------------------------------
United States                                $425.2        $466.4        $471.0
United Kingdom                                 72.1         100.5         121.2
Other countries                               190.2         181.2         147.4
--------------------------------------------------------------------------------
                                             $687.5        $748.1        $739.6
================================================================================


NOTE 17: LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2001, 2000, and 1999 amounted to $84.9 million, $83.6 million, and $84.0 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2001, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
2002                                                                     $ 54.6
2003                                                                       44.9
2004                                                                       36.5
2005                                                                       26.3
2006                                                                       16.9
Thereafter                                                                 10.4
--------------------------------------------------------------------------------
                                                                         $189.6
================================================================================


NOTE 18: RESTRUCTURING ACTIONS
During 2001, the Corporation recorded a restructuring charge of $99.8 million. That restructuring charge reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses throughout all of its businesses. The 2001 restructuring plan includes the transfer of production and service operations in the Power Tools and Accessories and Hardware and Home Improvement segments from facilities in the United States and the United Kingdom to low-cost facilities in Mexico and China and to a new low-cost facility in Central Europe.
   The principal component of the 2001 restructuring charge related to the net elimination of approximately 500 positions. In total, the 2001 restructuring actions will result in the elimination of approximately 2,400 positions;
however, the Corporation will increase headcount in low-cost locations by approximately 1,900 positions. The elimination of these positions relates to the Corporation's actions to reduce its manufacturing cost base and selling, general, and administrative expenses. As a result, an accrual of $45.8 million, principally related to the Power Tool and Accessories segment in North America and Europe ($36.3 million), the Hardware and Home Improvement segment in the United States ($8.6 million), and the Fastening and Assembly Systems segment in Europe ($.9 million), was included in the restructuring charge. The 2001 restructuring actions will result in the closure of a number of manufacturing and service facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2001 restructuring charge also included a $38.9 million write-down to fair value - less, if applicable, cost to sell - of certain equipment. The write-down to fair value was comprised of $34.0 million related to long-lived assets in the Power Tools and Accessories segment in Europe and North America and $4.9 million relating to the Hardware and Home Improvement segment in the United States. The 2001 restructuring charge also includes $9.6 million, primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized. The balance of the 2001 restructuring charge, or $5.5 million, primarily related to non-cash charges associated with the impairment of an equity method investee and non-cash pension expense.
   During 2001, the Corporation also recognized $4.2 million of restructuring and exit costs associated with its Power Tools and Accessories segment in Europe and its Hardware and Home Improvement segment. The restructuring actions principally reflect the reduction of approximately 100 administrative positions. The $4.2 million charge was offset, however, by the reversal of $4.2 million of severance accruals and other exit costs established as part of the 2000 restructuring charge, which will no longer be required.
   During 2000, the Corporation recorded a restructuring charge of $39.1 million. The 2000 restructuring charge included $9.5 million to rationalize manufacturing in its Hardware and Home Improvement segment. The 2000 restructuring charge also included $29.6 million relating to restructuring actions to reduce costs in its Power Tools and Accessories segment. Included in those cost reduction initiatives are the transfer of certain production from manufacturing facilities in the United Kingdom to lower-cost facilities in China, reductions in administrative functions, principally in Europe, and the integration of the accessories business in North America into the professional and consumer power tools businesses.
   The major component of the 2000 restructuring charge related to the net elimination of approximately 400 positions. As a result, an accrual of $21.4 million, principally related to the Power Tools and Accessories segment in Europe, was included in the restructuring charge. The Corporation also took action to rationalize manufacturing and reduce administrative costs. As a result, the restructuring charge recognized in 2000 also includes a $13.9 million write-down of machinery and equipment to fair value. This write-down primarily related to the Hardware and Home Improvement segment's operations in the United States and to the European and United States businesses of the Power Tools and Accessories segment. The balance of the 2000 restructuring charge, or $3.8 million, primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.
   During 1999, the Corporation recognized $13.1 million of restructuring and exit costs, but those costs were offset by a gain of $8.9 million realized in 1999 on the sale of a facility, exited as part of restructuring actions taken in 1998, that had a fair value exceeding its net book value at the time of the 1998 charge, and by the reversal of certain severance accruals that were no longer necessary.
   During 2001, 2000, and 1999, the Corporation paid severance and other exit costs of $24.9 million, $12.6 million, and $26.7 million, respectively.
   As of December 31, 2001, all facilities exited as part of the Corporation's restructuring actions undertaken in 2000 and prior had been sold with the exception of one facility that was sold in January 2002. As of December 31, 2001, the carrying value of facilities to be exited as part of the Corporation's restructuring actions that commenced in 2001 was not significant.


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

   The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
   Insurance recoveries for environmental and certain general liability claims have not been recognized until realized. In the opinion of the Corporation, amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, ultimate resolution of these matters will not have a material effect on the Corporation.
   As of December 31, 2001, the Corporation had no known probable but inestimable exposures that are expected to have a material effect on the Corporation.


NOTE 20: QUARTERLY RESULTS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions Except Per Share Data)                                First           Second            Third           Fourth
Year Ended December 31, 2001                                             Quarter          Quarter          Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                   $  979.0         $1,070.4         $1,063.0         $1,220.7
Gross margin                                                               342.6            360.2            366.6            417.1
Net earnings (loss)                                                         33.1             41.7             46.2            (13.0)
====================================================================================================================================
Net earnings (loss) per common share -- basic                           $    .41         $    .52         $    .57         $   (.16)
====================================================================================================================================
Net earnings (loss) per common share -- assuming dilution               $    .40         $    .51         $    .57         $   (.16)
====================================================================================================================================
Year Ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                   $1,037.6         $1,126.4         $1,133.2         $1,263.6
Gross margin                                                               363.0            426.7            425.9            456.2
Net earnings                                                                60.2             83.0             86.3             52.5
====================================================================================================================================
Net earnings per common share -- basic                                  $    .70         $    .98         $   1.04         $    .65
====================================================================================================================================
Net earnings per common share -- assuming dilution                      $    .69         $    .97         $   1.03         $    .64
====================================================================================================================================

   Results for the fourth quarter of 2001 included a restructuring charge of $99.8 million ($70.6 million net of tax). Results for the first quarter of 2000 included a gain on sale of business of $20.1 million ($13.1 million net of tax). Results for the fourth quarter of 2000 included a restructuring charge of $39.1 million ($27.6 million net of tax).
   Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share amounts.

REPORT OF MANAGEMENT
To the Stockholders of The Black & Decker Corporation:

The financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, are the responsibility of management and have been prepared in conformity with accounting principles generally accepted in the United States. In some instances, those financial statements include amounts that are based on management's best estimates and judgments. All other financial data in this report have been presented on a basis consistent with the information included in the financial statements.
   The Corporation maintains a system of procedures and controls over financial reporting that is designed to provide reasonable assurance to management and the Board of Directors regarding the integrity and the fair and reliable preparation and presentation, in all material respects, of its published financial statements. This system of financial controls and procedures is reviewed, modified, and improved as changes occur in business conditions and operations, and as a result of suggestions from the corporate and independent auditors. There are inherent limitations in the effectiveness of any system of internal control. Even an effective system of internal control can provide only reasonable assurance with respect to the financial statement preparation and may vary over time.
   As part of management's responsibility for monitoring compliance with established policies and procedures, it relies on, among other things, audit procedures performed by corporate and independent auditors to give assurance that established policies and procedures are observed in all areas subject to their audits. The Board of Directors, operating through its Audit Committee composed solely of outside directors, meets periodically with management, the corporate auditors, and the independent auditors for the purpose of monitoring their activities to ensure that each is properly discharging its responsibilities. The Audit Committee, corporate auditors, and independent auditors have unrestricted access to one another to discuss their findings.
   Management has assessed the Corporation's system of internal control over financial reporting as of December 31, 2001, and, based on that assessment, believes that the system is effective.


/s/ NOLAN D. ARCHIBALD
Nolan D. Archibald
Chairman, President, and Chief Executive Officer


/s/ MICHAEL D. MANGAN
Michael D. Mangan
Senior Vice President and Chief Financial Officer



REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
   As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Corporation changed its method of accounting for derivative financial instruments.



/s/ ERNST & YOUNG LLP
Baltimore, Maryland
January 29, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2002, under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
   Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2002, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2002, under the captions "Voting Securities" and "Security Ownership of Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2002, under the caption "Executive Compensation" and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)  LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II:

   Consolidated Statement of Earnings - years ended December 31, 2001, 2000, and 1999.

   Consolidated Balance Sheet - December 31, 2001 and 2000.

   Consolidated Statement of Stockholders' Equity - years ended December 31, 2001, 2000, and 1999.

   Consolidated Statement of Cash Flows - years ended December 31, 2001, 2000, and 1999.

   Notes to Consolidated Financial Statements.

   Report of Management.

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

Exhibit 3(b)
Bylaws of the Corporation, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, is incorporated herein by reference.

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

Exhibit 4(c)
Form of 7% Notes due February 1, 2006, included in the Corporation's Current Report on Form 8-K filed with the Commission on January 20, 1994, is incorporated herein by reference.

Exhibit 4(d)
Indenture dated as of September 9, 1994, by and between the Corporation and Marine Midland Bank, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on September 9, 1994, is incorporated herein by reference.

Exhibit 4(e)
Indenture dated as of June 26, 1998, by and between Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

Exhibit 4(f)
Credit Agreement, dated as of April 2, 2001, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan, a division of Chase Securities Inc., as Syndication Agent, and Bank of America, N.A. and Commerzbank AG, as Co-Syndication Agents, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, is incorporated herein by reference.

Exhibit 4(g)
Credit Agreement, dated as of April 2, 2001, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan, a division of Chase Securities Inc., as Syndication Agent, and Bank of America, N.A. and Commerzbank AG, as Co-Syndication Agents, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, is incorporated herein by reference.

Exhibit 4(h)
Indenture between the Corporation and The Bank of New York, as trustee, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

Exhibit 4(i)
Exchange and Registration Rights Agreement among the Corporation and Banc of America Securities LLC, J.P. Morgan Securities Inc. and the other initial purchasers named on Schedule I thereto, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

Exhibit 4(j)
Form of 7.125% Senior Note Due 2011, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 10(a)
The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

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

Exhibit 10(i)
The Black & Decker Performance Equity Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

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

Exhibit 10(m)
The Black & Decker Executive Long-Term Performance/Retention Plan.

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

Exhibit 10(p)(4)
Amendment No. 3 to The Black & Decker Supplemental Retirement Savings Plan dated as of July 20, 2000, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(p)(5)
Amendment No. 4 to The Black & Decker Supplemental Retirement Savings Plan dated as of October 18, 2001, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

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

Exhibit 10(s)
The  Black  &  Decker  Executive  Salary  Continuance  Plan,   included  in  the
Corporation's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995, is incorporated herein by reference.

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

Exhibit 10(w)
Form of Severance Benefits Agreement by and between the Corporation and approximately 18 of its key employees, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(x)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(y)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Paul F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(z)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Charles E. Fenton, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(aa)
Letter  Agreement  dated April 19, 1999, by and between the Corporation and Paul
F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 10(bb)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Michael D. Mangan, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

Exhibit 10(cc)(1)
Special Deferral Agreement, dated February 7, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 10(cc)(2)
Severance Benefits Agreement, dated August 2, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

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

(b)  Reports on Form 8-K
The Corporation filed the following reports on Form 8-K during the three months ended December 31, 2001:
   On October 23, 2001, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the three and nine months ended September 30, 2001.
   All other items are "not applicable" or "none".

(c)  Exhibits
The exhibits required by Item 601 of Regulation S-K are filed herewith.

(d)  Financial Statement Schedules and Other Financial Statements
The Financial Statement Schedule required by Regulation S-X is filed herewith.


SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Balance      Additions                         Other        Balance
                                                                      at     Charged to                       Changes         at End
                                                               Beginning      Costs and                           Add             of
Description                                                    of Period       Expenses     Deductions       (Deduct)         Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001
Reserve for doubtful accounts and cash discounts                   $51.8          $71.2          $70.5(a)       $ (.6)(b)      $51.9
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
Reserve for doubtful accounts and cash discounts                   $53.3          $64.8          $65.4(a)       $ (.9)(b)      $51.8
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999
Reserve for doubtful accounts and cash discounts                   $44.3          $66.3          $55.6(a)       $(1.7)(b)      $53.3
------------------------------------------------------------------------------------------------------------------------------------

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

Date:  February 28, 2002                        By  /s/ NOLAN D. ARCHIBALD
       -----------------                            ----------------------
                                                    Nolan D. Archibald
                                                    Chairman, President, and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

Signature                     Title                            Date
--------------------------------------------------------------------------------

Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                         February 28, 2002
----------------------                                         -----------------
Nolan D. Archibald            Chairman, President, and
                              Chief Executive Officer

Principal Financial Officer

/s/ MICHAEL D. MANGAN                                          February 28, 2002
---------------------                                          -----------------
Michael D. Mangan             Senior Vice President and
                              Chief Financial Officer

Principal Accounting Officer

/s/ CHRISTINA M. McMULLEN                                      February 28, 2002
-------------------------                                      -----------------
Christina M. McMullen         Vice President and Controller

--------------------------------------------------------------------------------


This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

        Nolan D. Archibald                           Manuel A. Fernandez
        Barbara L. Bowles                            Benjamin H. Griswold, IV
        M. Anthony Burns                             Anthony Luiso
        Malcolm Candlish


By      /s/ NOLAN D. ARCHIBALD                          Date:  February 28, 2002
        ----------------------                                 -----------------
        Nolan D. Archibald
        Attorney-in-Fact