Form 10-Q
period 2002-03-31
BLACK & DECKER CORP
filed 2002-05-14
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               March 31, 2002
                               -------------------------------------------------
                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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
(Former name, former address, and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X YES     NO
                                  ---     ---

The  number  of  shares  of  Common  Stock  outstanding  as of April  26,  2002:
80,437,820
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                 March 31, 2002

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months Ended March 31, 2002 and April 1, 2001             3

    Consolidated Balance Sheet
       March 31, 2002 (Unaudited) and December 31, 2001                        4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Three Months Ended March 31, 2002 and April 1, 2001             5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Three Months Ended March 31, 2002 and April 1, 2001             6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk            18


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 6. Exhibits and Reports on Form 8-K                                      20


SIGNATURES                                                                    21

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                  March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Sales                                                     $951.7          $962.0
   Cost of goods sold                                      644.8           636.4
   Selling, general, and administrative expenses           244.7           253.2
--------------------------------------------------------------------------------
Operating Income                                            62.2            72.4
   Interest expense (net of interest income)                15.8            22.4
   Other expense                                             1.2             2.7
--------------------------------------------------------------------------------
Earnings Before Income Taxes                                45.2            47.3
   Income taxes                                             12.2            14.2
--------------------------------------------------------------------------------
Net Earnings                                              $ 33.0          $ 33.1
================================================================================



Net Earnings Per Common Share -- Basic                    $  .41          $  .41
================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                         80.1            81.1
================================================================================

Net Earnings Per Common Share --
   Assuming Dilution                                      $  .41          $  .40
================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                         80.6            81.7
================================================================================

Dividends Per Common Share                                $  .12          $  .12
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                             March 31, 2002
                                                (Unaudited)   December 31, 2001
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  260.2            $  244.5
Trade receivables                                     730.7               708.6
Inventories                                           704.0               712.2
Other current assets                                  205.4               227.0
--------------------------------------------------------------------------------
   Total Current Assets                             1,900.3             1,892.3
--------------------------------------------------------------------------------
Property, Plant, and Equipment                        671.1               687.5
Goodwill                                              705.5               710.4
Other Assets                                          703.5               724.0
--------------------------------------------------------------------------------
                                                   $3,980.4            $4,014.2
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $   11.4            $   12.3
Current maturities of long-term debt                    3.8                33.7
Trade accounts payable                                341.1               312.7
Other accrued liabilities                             664.3               711.9
--------------------------------------------------------------------------------
   Total Current Liabilities                        1,020.6             1,070.6
--------------------------------------------------------------------------------
Long-Term Debt                                      1,180.3             1,191.4
Deferred Income Taxes                                 261.9               261.1
Postretirement Benefits                               238.8               238.0
Other Long-Term Liabilities                           505.3               502.1
Stockholders' Equity
Common stock, par value $.50 per share                 40.2                39.9
Capital in excess of par value                        585.1               566.6
Retained earnings                                     356.6               333.2
Accumulated other comprehensive income (loss)        (208.4)             (188.7)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                         773.5               751.0
--------------------------------------------------------------------------------
                                                   $3,980.4            $4,014.2
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                            Outstanding             Capital in                   Other Com-            Total
                                                 Common      Par     Excess of    Retained       prehensive    Stockholders'
                                                 Shares    Value     Par Value    Earnings    Income (Loss)           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 80,343,094    $40.2        $560.0      $264.0          $(171.8)          $692.4
Comprehensive income:
   Net earnings                                      --       --            --        33.1               --             33.1
   Cumulative effect of accounting
     change (net of tax)                             --       --            --          --              (.7)             (.7)
   Net gain on derivative
     instruments (net of tax)                        --       --            --          --              5.4              5.4
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                 --       --            --          --             (4.3)            (4.3)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 --       --            --        33.1               .4             33.5
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                      --       --            --        (9.8)              --             (9.8)
Common stock retired under
  equity forwards                              (240,276)     (.1)           .1          --               --               --
Common stock under
  equity forwards                                    --       --           (.4)         --               --              (.4)
Common stock issued under
  employee benefit plans                      1,157,152       .5          25.3          --               --             25.8
-----------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 2001                     81,259,970    $40.6        $585.0      $287.3          $(171.4)          $741.5
=============================================================================================================================

Balance at December 31, 2001                 79,829,641    $39.9        $566.6      $333.2          $(188.7)          $751.0
Comprehensive income:
   Net earnings                                      --       --            --        33.0               --             33.0
   Net gain on derivative
     instruments (net of tax)                        --       --            --          --               .2               .2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                 --       --            --          --            (19.9)           (19.9)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 --       --            --        33.0            (19.7)            13.3
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                      --       --            --        (9.6)              --             (9.6)
Common stock issued under
   employee benefit plans                       586,854       .3          18.5          --               --             18.8
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                    80,416,495    $40.2        $585.1      $356.6          $(208.4)          $773.5
=============================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                             $ 33.0          $ 33.1
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Non-cash charges and credits:
     Depreciation and amortization                         34.2            43.3
     Other                                                  1.4            (1.8)
   Changes in selected working capital items:
     Trade receivables                                    (24.4)           33.7
     Inventories                                            6.0           (29.7)
     Trade accounts payable                                31.2           (26.9)
   Restructuring spending                                  (7.5)           (3.4)
   Other assets and liabilities                           (11.4)         (122.4)
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                     62.5           (74.1)
--------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                            2.3              .2
Capital expenditures                                      (22.1)          (38.8)
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                    (19.8)          (38.6)
--------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                   42.7          (112.7)
Financing Activities
Net (decrease) increase in short-term borrowings            (.3)          153.0
Payments on long-term debt                                (30.5)          (40.1)
Issuance of common stock                                   14.3            22.6
Cash dividends                                             (9.6)           (9.8)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                    (26.1)          125.7
Effect of exchange rate changes on cash                     (.9)            1.3
--------------------------------------------------------------------------------
Increase In Cash And Cash Equivalents                      15.7            14.3
Cash and cash equivalents at beginning of period          244.5           135.0
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period               $260.2          $149.3
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.
     Certain amounts presented for the three months ended April 1, 2001, have been reclassified to conform to the 2002 presentation.

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 2002, the Corporation adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Corporation was required to classify certain payments to its customers as a reduction of sales. The Corporation previously classified certain of these payments as selling expenses in its Consolidated Statement of Earnings. Upon the adoption of EITF 01-9, prior period amounts were restated and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $17.0 million for the three months ended April 1, 2001.
     Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that its provisions be applied on a prospective basis. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. As of January 1, 2002, the Corporation performed the first of the required impairment tests of goodwill. At that date, goodwill associated with the Corporation's reportable business segments was $29.4 million for Power Tools and Accessories, $423.2 million for Hardware and Home Improvement, and $257.8 million for Fastening and Assembly Systems. No impairment was present upon adoption of SFAS No. 142.
     The Corporation recognized goodwill amortization of $6.6 million during the three-month period ended April 1, 2001. Net earnings for the three months ended April 1, 2001, excluding goodwill amortization, would have been $39.7 million. Basic and diluted earnings per share for the three months ended April 1, 2001, would have been $.49 and $.48, respectively, excluding goodwill amortization.

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                             March 31, 2002   December 31, 2001
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                 $198.3              $192.9
   Finished products                                  513.9               527.0
--------------------------------------------------------------------------------
                                                      712.2               719.9
Excess of FIFO cost over LIFO inventory value          (8.2)               (7.7)
--------------------------------------------------------------------------------
                                                     $704.0              $712.2
================================================================================
     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $312.7 million and $314.4 million were included in the Consolidated Balance Sheet at March 31, 2002, and December 31, 2001, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Interest expense                                         $ 21.7          $ 34.6
Interest (income)                                          (5.9)          (12.2)
--------------------------------------------------------------------------------
                                                         $ 15.8          $ 22.4
================================================================================

NOTE 6: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                  Reportable Business Segments
                                       ----------------------------------------------
                                             Power      Hardware    Fastening              Currency       Corporate,
                                           Tools &        & Home   & Assembly           Translation     Adjustments,
Three Months Ended March 31, 2002      Accessories   Improvement      Systems   Total   Adjustments   & Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $639.8        $198.8       $123.0  $961.6         $(9.9)           $   -         $951.7
Segment profit (loss) (for
     Consolidated, operating income)          38.4          15.4         15.8    69.6           (.7)            (6.7)          62.2
Depreciation and amortization                 21.3           9.2          3.5    34.0           (.1)              .3           34.2
Capital expenditures                          15.0           3.4          3.6    22.0           (.1)              .2           22.1

Three Months Ended April 1, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $634.5        $197.1       $120.0  $951.6         $10.4            $   -         $962.0
Segment profit (loss) (for
     Consolidated, operating income)          35.1          17.5         19.0    71.6            .7               .1           72.4
Depreciation and amortization                 22.6          10.0          3.6    36.2            .6              6.5           43.3
Capital expenditures                          25.3           9.4          3.0    37.7            .6               .5           38.8

     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the
United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2002. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments), adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.
     The reconciliation of segment profit to the Corporation's earnings before income taxes, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Segment profit for total
   reportable business segments                          $ 69.6           $71.6
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange
     rates to actual rates                                  (.7)             .7
   Depreciation of Corporate property and,
     for 2001, amortization of certain
     goodwill                                               (.3)           (6.5)
   Adjustment to businesses' postretirement
     benefit expenses booked in consolidation              10.3            11.0
   Other adjustments booked in consolidation
     directly related to reportable business
     segments                                              (4.7)            4.6
Amounts allocated to businesses in arriving
     at segment profit in excess of (less
     than) Corporate center operating
     expenses, eliminations, and other
     amounts identified above                             (12.0)           (9.0)
--------------------------------------------------------------------------------
   Operating income                                        62.2            72.4
Interest expense, net of interest income                   15.8            22.4
Other expense                                               1.2             2.7
--------------------------------------------------------------------------------
   Earnings before income taxes                          $ 45.2           $47.3
================================================================================

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:
--------------------------------------------------------------------------------
                                                       Three Months Ended
(Amounts in Millions Except Per Share Data)      March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Numerator:
   Net earnings                                           $33.0           $33.1
================================================================================
Denominator:
   Denominator for basic earnings per share --
     weighted-average shares                               80.1            81.1

   Employee stock options and stock issuable
     under employee benefit plans                            .5              .6
--------------------------------------------------------------------------------
   Denominator for diluted earnings per share --
     adjusted weighted-average shares
     and assumed conversions                               80.6            81.7
================================================================================
Basic earnings per share                                  $ .41           $ .41
================================================================================
Diluted earnings per share                                $ .41           $ .40
================================================================================

     As of March 31, 2002, approximately 5.9 million options to purchase shares of common stock, with a weighted-average exercise price of $47.00, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 8: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
    The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     As of March 31, 2002, the Corporation had no known probable but inestimable exposures that are expected to have a material adverse effect on the Corporation.

NOTE 9: SUBSEQUENT EVENTS
In April 2002, the Corporation entered into a $250 million 364-day unsecured revolving credit facility (the Credit Facility) replacing its expiring $400 million 364-day unsecured revolving credit facility. The Credit Facility provides for annual renewals upon request by the Corporation and approval by the lending banks. The terms of the Credit Facility remained unchanged from the expiring 364-day unsecured revolving credit facility. The terms of that facility and the Corporation's $1.0 billion unsecured revolving credit facility that expires in April 2006 are more fully disclosed in Note 6 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $33.0 million, or $.41 per share on a diluted basis, for the three-month period ended March 31, 2002, compared to net earnings of $33.1 million, or $.40 per share on a diluted basis, for the three-month period ended April 1, 2001. Net earnings for the three-month period ended April 1, 2001, would have been $39.7 million, or $.48 per share on a diluted basis, using the new accounting standard for goodwill, as discussed in
Note 2 of Notes to Consolidated Financial Statements.
    In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended March 31, 2002 and April 1, 2001:

                          ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------
                                                      Three Months Ended
(Dollars in Millions)                            March 31, 2002  April 1, 2001
--------------------------------------------------------------------------------
Total sales                                              $951.7         $962.0
--------------------------------------------------------------------------------
Unit volume                                                   2%            (2)%
Price                                                        (1)%           (1)%
Currency                                                     (2)%           (3)%
--------------------------------------------------------------------------------
Change in total sales                                        (1)%           (6)%
================================================================================
     Total consolidated sales for the three months ended March 31, 2002, decreased by 1% from the 2001 level. Growth in unit volume during the three-month period ended March 31, 2002, caused a 2% increase in sales as compared to the same period in 2001. A strengthening of the North American economy and the incremental sales of a business acquired by the Corporation in April 2001 positively affected unit volume in the 2002 period. These positive factors were partially offset by continued unfavorable economic conditions in Europe, particularly Germany. Pricing actions had a 1% negative effect on sales for the three-month period ended March 31, 2002, as compared to the corresponding period in 2001. The negative effects of a stronger dollar compared to other foreign currencies, particularly the euro, Japanese yen, Brazilian real, and pound sterling, caused a 2% decrease in the Corporation's consolidated sales during the three-month period ended March 31, 2002, as compared to the corresponding period in 2001.

EARNINGS
Operating income for the three months ended March 31, 2002, was $62.2 million, or 6.5% of sales, compared to operating income of $72.4 million, or 7.5% of sales, for the corresponding period in 2001.
     Gross margin as a percentage of sales was 32.2% and 33.8% for the three-month periods ended March 31, 2002, and April 1, 2001, respectively. The decrease in gross margin as a percentage of sales for the three-month period ended March 31, 2002, as compared to the corresponding period in 2001, was principally the result of lower production levels in the Hardware and Home Improvement segment and unfavorable mix, including the effects of a business acquired in April 2001, in the Fastening and Assembly Systems segment.
    Selling, general, and administrative expenses as a percentage of sales were 25.7% for the quarter ended March 31, 2002. Selling, general, and administrative expenses as a percentage of sales for the three-month period ended April 1, 2001, would have been 25.6% using the new accounting standard for goodwill. Excluding goodwill amortization recognized in 2001, selling, general, and administrative expenses decreased by $1.9 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001, as the favorable effect of cost reduction initiatives was partially offset by higher legal-related expenses.
     Net interest expense (interest expense less interest income) for the three months ended March 31, 2002, was $15.8 million compared to net interest expense of $22.4 million for the three months ended April 1, 2001. The decrease in net interest expense for the three months ended March 31, 2002, as compared to the corresponding period in 2001, was primarily the result of lower interest rates.
     Other expense for the three months ended March 31, 2002, was $1.2 million as compared to $2.7 million for the corresponding period in 2001.
     The Corporation's effective tax rate for the three months ended March 31, 2002, was 27.0%, as compared to an effective tax rate of 30.0% for the three months ended April 1, 2001. The reduction in the effective tax rate during 2002 is attributable to the amortization of non-deductible goodwill in the 2001 quarter.
    The Corporation reported net earnings of $33.0 million, or $.41 per share on a diluted basis, for the three-month period ended March 31, 2002, compared to net earnings of $33.1 million, or $.40 per share on a diluted basis, for the three-month period ended April 1, 2001. Net earnings for the three-month period ended April 1, 2001, would have been $39.7 million, or $.48 per share on a diluted basis, using the new accounting standard for goodwill, as discussed in
Note 2 of Notes to Consolidated Financial Statements.

BUSINESS SEGMENTS
As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Sales to unaffiliated customers                          $639.8          $634.5
Segment profit                                             38.4            35.1
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2002 increased 1% over the 2001 level. Sales of power tools and accessories in North America increased at a low single-digit rate in the first quarter of 2002 over the corresponding period in 2001 as a double-digit rate of growth in sales of professional power tools and accessories was partially offset by a high single-digit rate of decline in sales of consumer power tools and accessories. Sales of professional power tools and accessories increased in most product categories during the quarter. Sales of consumer power tools and accessories in the first quarter of 2002 were negatively impacted by a delay in orders of lawn and garden products for the spring outdoor season.
     Sales in Europe decreased at a mid-single-digit rate in the first quarter of 2002 from the corresponding period in 2001, as a decline in sales of consumer power tools was partially offset by a low single-digit rate of growth in sales of DEWALT(R) professional power tools and accessories. Sales across most product categories in Germany during the first quarter of 2002 declined from the prior year level due to weak economic conditions. Sales of consumer power tools during the first quarter of 2002 continued to be negatively impacted by inventory actions taken by retailers with high levels of private label Asian products.
     Sales in other geographic areas increased at a low single-digit rate for the first quarter of 2002 over the prior year level. Sales of professional power tools increased at a high single-digit rate during the quarter. This sales growth was partially offset by a low single-digit rate of decrease in sales of consumer products from the corresponding period of the prior year.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 6.0% for the three-month period ended March 31, 2002, compared to 5.5% for the corresponding 2001 period. The increase in segment profit during 2002 was driven by increased sales and slightly higher gross margins, principally in North American professional power tools and accessories, and reduced selling, general, and administrative expenses during the quarter principally due to lower expenses in Europe resulting from restructuring actions.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Sales to unaffiliated customers                          $198.8          $197.1
Segment profit                                             15.4            17.5
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 1% for the three months ended March 31, 2002, compared to the 2001 level. While sales of security hardware in North America increased at a mid-single-digit rate in the first quarter of 2002 over the corresponding period in 2001, that increase was partially offset by a low single-digit rate of decrease in sales of plumbing products during the first quarter of 2002 due to sales declines in the non-home center channels. During the first quarter of 2002, sales of security hardware in North America were favorably impacted by the brand and product repositioning that was introduced in home centers in late 2001.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 7.7% in the first three months of 2002 compared to 8.9% in the corresponding period of 2001. Segment profit as a percentage of sales was negatively impacted by a decline in gross margin during the quarter ended March 31, 2002. The decrease in gross margin was primarily a result of lower production levels at North American security hardware plants as that business took actions to reduce its inventory levels.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 March 31, 2002   April 1, 2001
--------------------------------------------------------------------------------
Sales to unaffiliated customers                          $123.0          $120.0
Segment profit                                             15.8            19.0
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 3% in the first quarter of 2002 over the 2001 level. Sales to automotive customers increased due to the effect of the acquisition of Bamal Corporation's automotive division in April 2001 and sales related to a new automotive platform. The increased automotive sales were partially offset by a double-digit rate of decline in sales to industrial customers, reflecting continued weakness in this sector.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.8% in the first quarter of 2001 to 12.8% in 2002. The decline in operating profit as a percentage of sales was due to lower gross margins, reflecting the inherently lower margins in the distribution business acquired from Bamal and unfavorable product mix.

RESTRUCTURING ACTIVITY
A summary of restructuring activity during the three-month period ended March 31, 2002, is as follows (in millions of dollars):
--------------------------------------------------------------------------------
                                        Utilization of Reserves
                           Reserves at  -----------------------     Reserves at
                     December 31, 2001     Cash      Non-Cash    March 31, 2002
--------------------------------------------------------------------------------
Severance benefits               $53.7    $(6.2)          $ -             $47.5
Other charges                     13.7     (1.3)            -              12.4
--------------------------------------------------------------------------------
Total                            $67.4    $(7.5)          $ -             $59.9
================================================================================
     As more fully disclosed in Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December, 31, 2001, under the caption "Restructuring Actions", the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. During the fourth quarter of 2001, the Corporation commenced the first phase of a restructuring plan and anticipates that additional restructuring charges will be recognized during the two- to three-year period over which the restructuring plan will be completed.

FINANCIAL CONDITION
Operating activities provided cash of $62.5 million for the three months ended March 31, 2002, compared to $74.1 million of cash used in the corresponding period in 2001. The increase in cash provided by operating activities during the quarter ended March 31, 2002, was primarily a result of favorable timing of income tax payments and improved working capital management.
     The Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at March 31, 2002, improved slightly as compared to the number of days sales outstanding at April 1, 2001. Inventory turns at March 31, 2002, increased in comparison to the comparable period in 2001 as a result of the Corporation's focus on reducing inventory levels. While the Corporation anticipates that inventory levels will rise during the next two quarters in support of seasonal sales activity and to provide safety stock required to implement the restructuring program, the Corporation expects to end 2002 with inventories modestly below the prior year's level.
     Investing activities for the three months ended March 31, 2002, used cash of $19.8 million compared to $38.6 million of cash used for the corresponding period in 2001. The decrease in cash usage was primarily due to lower capital expenditures during the first quarter of 2002 compared to the corresponding period in 2001. The Corporation anticipates that its capital spending in 2002 will approximate capital spending in 2001.
     Financing activities used cash of $26.1 million for the three-month period ended March 31, 2002, compared to cash provided of $125.7 million during the first three months of 2001. The increase in cash used is primarily the result of lower borrowings under the Corporation's short-term credit facilities at March 31, 2002, versus the prior year-end level as compared to the corresponding change in the first quarter of 2001 when the Corporation borrowed to support its working capital requirements.
     As discussed further in Note 9 of Notes to Consolidated Financial Statements, in April 2002, the Corporation entered into a $250 million 364-day unsecured revolving credit facility. This facility replaced the Corporation's former $400 million 364-day unsecured revolving credit facility.

The Corporation reduced the borrowing availability under the facility based upon its anticipated short-term financing needs.
     During the three months ended March 31, 2002, the Corporation did not repurchase any shares of its common stock. At March 31, 2002, the Corporation had remaining authorization from its Board of Directors to repurchase 1,911,595 shares of its common stock.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the three months ended March 31, 2002, the Corporation had free cash flow of $42.7 million compared to negative free cash flow of $112.7 million for the corresponding period in 2001.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at March 31, 2002, compared to 51% at December 31, 2001. Average debt maturity was 7.9 years at March 31, 2002, and December 31, 2001.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the
Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
     By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1(f) of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained under the caption "Hedging Activities", included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated by reference herein.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to the sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     As of March 31, 2002, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and litigation and administrative proceedings that are expected to have a material adverse effect on the Corporation. In the opinion of management, amounts accrued for awards or assessments in connection with environmental matters and litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, the ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2002 Annual Meeting of Stockholders was held on April 30, 2002, for the election of directors, to ratify the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 2002, and to act on certain stockholder proposals. A total of 72,438,882 of the 79,893,383 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                          Number of Shares     Number of Shares
         Directors                               Voted For   Authority Withheld
     ---------------------------------------------------------------------------
         Nolan D. Archibald                     71,991,773              447,109
         Norman R. Augustine                    71,609,259              829,623
         Barbara L. Bowles                      72,011,046              427,836
         M. Anthony Burns                       71,650,293              788,589
         Malcolm Candlish                       71,647,397              791,485
         Manuel A. Fernandez                    72,016,303              422,579
         Benjamin H. Griswold, IV               71,638,753              800,129
         Anthony Luiso                          72,016,615              422,267

     (2) Ratified the selection of Ernst & Young LLP as independent public accountants for the Corporation for fiscal year 2002 by an affirmative vote of 69,753,043; votes against ratification were 2,333,888; and abstentions were 351,951.

     (3) Rejected Stockholder Proposal 1, which was opposed by the Board of Directors, by a negative vote of 56,047,132; affirmative votes for the stockholder proposal were 3,943,954; abstentions were 3,458,178; and broker non-votes were 8,989,618.

     (4) Rejected Stockholder Proposal 2, which was opposed by the Board of Directors, by a negative vote of 53,690,551; affirmative votes for the stockholder proposal were 8,066,472; abstentions were 1,692,241; and broker non-votes were 8,989,618.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
On January 29, 2002, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on January 29, 2002, the Corporation had reported its earnings for the three months and year ended December 31, 2001.

The Corporation did not file any other reports on Form 8-K during the three-month period ended March 31, 2002.

All other items were not applicable.

                         THE BLACK & DECKER CORPORATION


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       THE BLACK & DECKER CORPORATION

                       By  /s/ MICHAEL D. MANGAN
                           -----------------------------------------------------
                               Michael D. Mangan
                               Senior Vice President and Chief Financial Officer



                       Principal Accounting Officer

                       By  /s/ CHRISTINA M. McMULLEN
                           -----------------------------------------------------
                               Christina M. McMullen
                               Vice President and Controller




Date: May 14, 2002