Form 10-Q
period 2002-06-30
BLACK & DECKER CORP
filed 2002-08-12
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                      June 30, 2002
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
                               -------------------------    --------------------

Commission File Number:                                1-1553
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

The number of shares of Common Stock outstanding as of July 26, 2002: 80,540,506
                                                                      ----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                  June 30, 2002

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Six Months Ended June 30, 2002
       and July 1, 2001                                                        3

    Consolidated Balance Sheet
       June 30, 2002 (Unaudited) and December 31, 2001                         4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Six Months Ended June 30, 2002 and July 1, 2001                 5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Six Months Ended June 30, 2002 and July 1, 2001                 6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk            22


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 6. Exhibits and Reports on Form 8-K                                      24


SIGNATURES                                                                    25

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

---------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                  Six Months Ended
                                              June 30, 2002   July 1, 2001        June 30, 2002   July 1, 2001
---------------------------------------------------------------------------------------------------------------
Sales                                              $1,125.3       $1,049.7             $2,077.0       $2,011.7
   Cost of goods sold                                 746.8          710.2              1,391.6        1,346.6
   Selling, general, and
     administrative expenses                          271.0          255.3                515.7          508.5
---------------------------------------------------------------------------------------------------------------
Operating Income                                      107.5           84.2                169.7          156.6
   Interest expense (net of
     interest income)                                  14.8           22.7                 30.6           45.1
   Other expense                                        2.2            1.9                  3.4            4.6
---------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                           90.5           59.6                135.7          106.9
   Income taxes                                        24.4           17.9                 36.6           32.1
---------------------------------------------------------------------------------------------------------------
Net Earnings                                       $   66.1       $   41.7             $   99.1       $   74.8
===============================================================================================================


Net Earnings Per Common
   Share -- Basic                                  $    .82       $    .52             $   1.23       $    .92
===============================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                    80.5           81.0                 80.3           81.1
===============================================================================================================


Net Earnings Per Common
   Share -- Assuming Dilution                      $    .81       $    .51             $   1.23       $    .92
===============================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                    81.2           81.4                 80.9           81.6
===============================================================================================================


Dividends Per Common Share                         $    .12       $    .12             $    .24       $    .24
===============================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                              June 30, 2002
                                                (Unaudited)   December 31, 2001
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  329.9            $  244.5
Trade receivables                                     814.3               708.6
Inventories                                           691.6               712.2
Other current assets                                  192.7               227.0
--------------------------------------------------------------------------------
   Total Current Assets                             2,028.5             1,892.3
--------------------------------------------------------------------------------
Property, Plant, and Equipment                        672.1               687.5
Goodwill                                              715.2               710.4
Other Assets                                          735.5               724.0
--------------------------------------------------------------------------------
                                                   $4,151.3            $4,014.2
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $    8.1            $   12.3
Current maturities of long-term debt                  313.7                33.7
Trade accounts payable                                376.7               312.7
Other accrued liabilities                             708.1               711.9
--------------------------------------------------------------------------------
   Total Current Liabilities                        1,406.6             1,070.6
--------------------------------------------------------------------------------
Long-Term Debt                                        894.9             1,191.4
Deferred Income Taxes                                 261.7               261.1
Postretirement Benefits                               229.9               238.0
Other Long-Term Liabilities                           509.0               502.1
Stockholders' Equity
Common stock, par value $.50 per share                 40.3                39.9
Capital in excess of par value                        590.1               566.6
Retained earnings                                     413.0               333.2
Accumulated other comprehensive income (loss)        (194.2)             (188.7)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                         849.2               751.0
--------------------------------------------------------------------------------
                                                   $4,151.3            $4,014.2
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

--------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                        Outstanding           Capital in                 Other Com-           Total
                                             Common     Par    Excess of   Retained      prehensive   Stockholders'
                                             Shares   Value    Par Value   Earnings   Income (Loss)          Equity
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000             80,343,094   $40.2       $560.0     $264.0         $(171.8)         $692.4
Comprehensive income:
   Net earnings                                  --      --           --       74.8              --            74.8
   Cumulative effect of accounting
     change (net of tax)                         --      --           --         --             (.7)            (.7)
   Net gain on derivative
     instruments (net of tax)                    --      --           --         --             6.1             6.1
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)             --      --           --         --           (26.6)          (26.6)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                             --      --           --       74.8           (21.2)           53.6
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                  --      --           --      (19.5)             --           (19.5)
Common stock retired under
  equity forwards                          (765,326)    (.4)          --         --              --             (.4)
Common stock issued under
   employee benefit plans                 1,191,227      .6         26.3         --              --            26.9
---------------------------------------------------------------------------------------------------------------------
Balance at July 1, 2001                  80,768,995   $40.4       $586.3     $319.3         $(193.0)         $753.0
=====================================================================================================================

Balance at December 31, 2001             79,829,641   $39.9       $566.6     $333.2         $(188.7)         $751.0
Comprehensive income:
   Net earnings                                  --      --           --       99.1              --            99.1
   Net loss on derivative
     instruments (net of tax)                    --      --           --         --            (9.2)           (9.2)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)             --      --           --         --             3.7             3.7
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                             --      --           --       99.1            (5.5)           93.6
---------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                  --      --           --      (19.3)             --           (19.3)
Common stock issued under
   employee benefit plans                   709,840      .4         23.5         --              --            23.9
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                 80,539,481   $40.3       $590.1     $413.0         $(194.2)         $849.2
=====================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

--------------------------------------------------------------------------------
                                                         Six Months Ended
                                                   June 30, 2002   July 1, 2001
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                              $ 99.1        $  74.8
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Non-cash charges and credits:
     Depreciation and amortization                          64.8           84.4
     Other                                                   1.6            (.9)
   Changes in selected working capital items:
     Trade receivables                                     (95.3)           4.2
     Inventories                                            28.5           37.7
     Trade accounts payable                                 61.9          (23.2)
   Restructuring spending                                  (14.5)         (12.1)
   Other assets and liabilities                             16.5         (171.5)
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                     162.6           (6.6)
--------------------------------------------------------------------------------
Investing Activities
Purchase of business                                          --          (30.5)
Proceeds from disposal of assets                             3.7            7.9
Capital expenditures                                       (48.9)         (69.4)
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                     (45.2)         (92.0)
--------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                   117.4          (98.6)
Financing Activities
Net decrease in short-term borrowings                       (4.1)        (224.1)
Proceeds from long-term debt (net of
   debt issue costs of $2.7)                                  --          394.2
Payments on long-term debt                                 (30.5)         (40.2)
Purchase of common stock                                      --          (25.5)
Issuance of common stock                                    18.6           23.5
Cash dividends                                             (19.3)         (19.5)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                     (35.3)         108.4
Effect of exchange rate changes on cash                      3.3           (1.9)
--------------------------------------------------------------------------------
Increase In Cash And Cash Equivalents                       85.4            7.9
Cash and cash equivalents at beginning of period           244.5          135.0
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                $329.9        $ 142.9
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.
     Certain amounts presented for the three and six months ended July 1, 2001, have been reclassified to conform to the 2002 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended June 30, 2002, and July 1, 2001, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended June 30, 2002, and July 1, 2001, was $80.3 million and $20.1 million, respectively.
     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, Employer's Accounting for Postemployment Benefits, and asset impairments governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.
     The Corporation has not determined the effect that the adoption of SFAS No. 146, effective January 1, 2003, will have on its earnings or financial position. However, the impact of SFAS No. 146 on the Corporation will likely be mitigated as prior restructuring charges recognized by the Corporation have principally consisted of severance benefits that are subject to an on-going benefit arrangement and asset impairments.

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 2002, the Corporation adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Corporation was required to classify certain payments to its customers as a reduction of sales. The Corporation previously classified certain of these payments as selling expenses in its Consolidated Statement of Earnings. Upon the adoption of EITF 01-9, prior period amounts were restated and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $20.7 million and $37.7 million for the three- and six-month periods ended July 1, 2001, respectively.
     Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that its provisions be applied on a prospective basis. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. As of January 1, 2002, the Corporation performed the first of the required impairment tests of goodwill. At that date, goodwill associated with the Corporation's reportable business segments was $29.4 million for Power Tools and Accessories, $423.2 million for Hardware and Home Improvement, and $257.8 million for Fastening and Assembly Systems. No impairment was present upon adoption of SFAS No. 142. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation's customer base, or a material negative change in its relationships with significant customers.
     The Corporation recognized goodwill amortization of $6.6 million and $13.2 million during the three- and six-month periods ended July 1, 2001, respectively. Net earnings for the three and six months ended July 1, 2001, excluding goodwill amortization, would have been $48.3 million and $88.0 million, respectively. Basic earnings per share for the three and six months ended July 1, 2001, would have been $.60 and $1.09, respectively, excluding goodwill amortization. Diluted earnings per share for the three and six months ended July 1, 2001, would have been $.59 and $1.08, respectively, excluding goodwill amortization.

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                              June 30, 2002   December 31, 2001
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                 $187.3              $192.9
   Finished products                                  510.0               527.0
--------------------------------------------------------------------------------
                                                      697.3               719.9
Excess of FIFO cost over LIFO inventory value          (5.7)               (7.7)
--------------------------------------------------------------------------------
                                                     $691.6              $712.2
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: SHORT-TERM BORROWINGS
In April 2002, the Corporation entered into a $250 million 364-day unsecured revolving credit facility (the Credit Facility) replacing its expiring $400 million 364-day unsecured revolving credit facility. The Corporation reduced the borrowing availability under the Credit Facility based upon its anticipated short-term financing needs. The Credit Facility provides for annual renewals upon request by the Corporation and approval by the lending banks. The terms of the Credit Facility remained unchanged from the expiring 364-day unsecured revolving credit facility. The terms of that facility and the Corporation's $1.0 billion unsecured revolving credit facility that expires in April 2006 are more fully disclosed in Note 6 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $311.2 million and $314.4 million was included in the Consolidated Balance Sheet at June 30, 2002, and December 31, 2001, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                         Three Months Ended                Six Months Ended
                   June 30, 2002   July 1, 2001    June 30, 2002   July 1, 2001
--------------------------------------------------------------------------------
Interest expense           $21.3          $31.5            $43.0          $66.1
Interest (income)           (6.5)          (8.8)           (12.4)         (21.0)
--------------------------------------------------------------------------------
                           $14.8          $22.7            $30.6          $45.1
================================================================================

NOTE 7: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                  Reportable Business Segments
                                       ------------------------------------------------
                                             Power      Hardware    Fastening               Currency       Corporate,
                                           Tools &        & Home   & Assembly            Translation     Adjustments,
Three Months Ended June 30, 2002       Accessories   Improvement      Systems     Total  Adjustments   & Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $  802.5        $194.6       $129.8  $1,126.9       $ (1.6)          $    -      $1,125.3
Segment profit (loss) (for
     Consolidated, operating income)          93.9           6.7         18.5     119.1           .1            (11.7)        107.5
Depreciation and amortization                 18.2           8.2          3.5      29.9            -               .7          30.6
Capital expenditures                          20.1           2.7          3.7      26.5           .2               .1          26.8

Three Months Ended July 1, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $  745.8        $187.6       $124.0  $1,057.4       $ (7.7)          $    -      $1,049.7
Segment profit (loss) (for
     Consolidated, operating income)          54.5           8.4         20.3      83.2          (.1)             1.1          84.2
Depreciation and amortization                 22.0           8.8          3.8      34.6          (.1)             6.6          41.1
Capital expenditures                          19.2           8.2          3.1      30.5          (.1)              .2          30.6

Six Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $1,442.3        $393.4       $252.8  $2,088.5       $(11.5)          $    -      $2,077.0
Segment profit (loss) (for
     Consolidated, operating income)         132.3          22.1         34.3     188.7          (.6)           (18.4)        169.7
Depreciation and amortization                 39.5          17.4          7.0      63.9          (.1)             1.0          64.8
Capital expenditures                          35.1           6.1          7.3      48.5           .1               .3          48.9

Six Months Ended July 1, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $1,380.3        $384.7       $244.0  $2,009.0       $  2.7           $    -      $2,011.7
Segment profit (loss) (for
     Consolidated, operating income)          89.6          25.9         39.3     154.8           .6              1.2         156.6
Depreciation and amortization                 44.6          18.8          7.4      70.8           .5             13.1          84.4
Capital expenditures                          44.5          17.6          6.1      68.2           .5               .7          69.4

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

     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2002. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, income tax expense, and, for 2001, goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments). In addition, segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

     The reconciliation of segment profit to the Corporation's earnings before income taxes, in millions of dollars, is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended              Six Months Ended
                                                                June 30, 2002   July 1, 2001    June 30, 2002   July 1, 2001
-----------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                  $119.1          $83.2           $188.7         $154.8
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                       .1            (.1)             (.6)            .6
   Depreciation of Corporate property and, for 2001,
     amortization of certain goodwill                                     (.7)          (6.6)            (1.0)         (13.1)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                     8.7            9.9             19.0           20.9
   Other adjustments booked in consolidation directly
     related to reportable business segments                              3.2             .7             (1.5)           5.3
Amounts allocated to businesses in arriving at segment
   profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts
   identified above                                                     (22.9)          (2.9)           (34.9)         (11.9)
-----------------------------------------------------------------------------------------------------------------------------
   Operating income                                                     107.5           84.2            169.7          156.6
Interest expense, net of interest income                                 14.8           22.7             30.6           45.1
Other expense                                                             2.2            1.9              3.4            4.6
-----------------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes                                        $ 90.5          $59.6           $135.7         $106.9
=============================================================================================================================

NOTE 8: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

-------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended              Six Months Ended
(Amounts in Millions Except Per Share Data)     June 30, 2002   July 1, 2001    June 30, 2002   July 1, 2001
-------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings                                         $66.1          $41.7            $99.1          $74.8
=============================================================================================================
Denominator:
   Denominator for basic earnings per share
     - weighted-average shares                           80.5           81.0             80.3           81.1

   Employee stock options and stock issuable
     under employee benefit plans                          .7             .4               .6             .5
-------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share
     - adjusted weighted-average shares and
     assumed conversions                                 81.2           81.4             80.9           81.6
=============================================================================================================
Basic earnings per share                                $ .82          $ .52            $1.23          $ .92
=============================================================================================================
Diluted earnings per share                              $ .81          $ .51            $1.23          $ .92
=============================================================================================================

     As of June 30, 2002, approximately 3.9 million options to purchase shares of common stock, with a weighted-average exercise price of $50.77, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 9: RESTRUCTURING ACTIVITY
As more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, the Corporation recorded a restructuring charge of $99.8 million during 2001. A summary of restructuring activity during the six-month period ended June 30, 2002, is as follows (in millions of dollars):

-----------------------------------------------------------------------------------------------------------------------
                         Reserves at      Reserves                 Utilization of Reserves       Foreign   Reserves at
                        December 31,   Established   Reversal of   -----------------------      Currency      June 30,
                                2001       In 2002      Reserves       Cash     Non-Cash     Translation          2002
-----------------------------------------------------------------------------------------------------------------------
Severance benefits             $53.7          $1.6         $ (.5)    $(12.1)        $  -             $.8         $43.5
Write-down to net
  realizable value of
  certain equipment                -             -          (1.4)         -          1.4               -             -
Other charges                   13.7           1.0           (.7)      (2.4)           -               -          11.6
-----------------------------------------------------------------------------------------------------------------------
Total                          $67.4          $2.6         $(2.6)    $(14.5)        $1.4             $.8         $55.1
=======================================================================================================================

     During the six months ended June 30, 2002, the Corporation recognized $2.6 million of additional pre-tax restructuring and exit costs associated with the restructuring of its Power Tools and Accessories and its Hardware and Home Improvement segments in Europe. The restructuring actions taken in 2002 principally reflect the reduction of approximately 60 manufacturing and administrative positions and lease termination costs. The $2.6 million charge was offset, however, by the reversal of $2.6 million of asset impairment charges, severance accruals and other exit costs established as part of the 2001 restructuring charge, which will no longer be required.

NOTE 10: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     As of June 30, 2002, the Corporation had no known probable but inestimable exposures that are expected to have a material adverse effect on the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $66.1 million, or $.81 per share on a diluted basis, for the three-month period ended June 30, 2002, compared to net earnings of $41.7 million, or $.51 per share on a diluted basis, for the three-month period ended July 1, 2001. Net earnings for the three-month period ended July 1, 2001, would have been $48.3 million, or $.59 per share on a diluted basis, using the new accounting standard for goodwill.
     For the six months ended June 30, 2002, the Corporation reported net earnings of $99.1 million, or $1.23 per share on a diluted basis, compared to net earnings of $74.8 million, or $.92 per share on a diluted basis, for the six-month period ended July 1, 2001. Net earnings for the six-month period ended July 1, 2001, would have been $88.0 million, or $1.08 per share on a diluted basis, using the new accounting standard for goodwill.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended June 30, 2002, and July 1, 2001:

                          ANALYSIS OF CHANGES IN SALES
------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                    Six Months Ended
(Dollars in Millions)                 June 30, 2002     July 1, 2001        June 30, 2002     July 1, 2001
------------------------------------------------------------------------------------------------------------
Total sales                                $1,125.3         $1,049.7             $2,077.0         $2,011.7
------------------------------------------------------------------------------------------------------------
Unit volume                                       8 %              - %                  5 %              - %
Price                                            (1)%             (2)%                 (1)%             (2)%
Currency                                          - %             (3)%                 (1)%             (3)%
------------------------------------------------------------------------------------------------------------
Change in total sales                             7 %             (5)%                  3 %             (5)%
============================================================================================================

     Total consolidated sales for the three and six months ended June 30, 2002, increased by 7% and 3%, respectively, over the corresponding 2001 levels, as unit volume growth more than offset negative pricing and, for the six-month period, negative currency effects. Growth in unit volume during the three- and six-month periods ended June 30, 2002, caused an 8% and 5% increase, respectively, in sales as compared to the same periods in 2001. The increase in both the three- and six-month periods was primarily attributable to higher sales volumes in both the power tools and accessories and security hardware businesses in North America and the incremental sales of a business acquired by the Fastening and Assembly Systems segment in April 2001. Those increases were partially offset by volume reductions in the plumbing products business and, for the first half of 2002, by volume reductions in the European power tools and accessories business. Volume reductions in the first half of 2002 in the European power tools and accessories business resulted from declines in the first quarter that exceeded a slight volume increase in the second quarter. Sales volume in the North American power tools and accessories business increased for the three months ended June 30, 2002, over the corresponding 2001 period due primarily to successful promotions for consumer and professional power tools, including rebate programs, a shift in order patterns for lawn and garden products from the first to the second quarter, and incremental sales of new professional power tools categories which the business entered in 2001. North American security hardware sales volume increased for the three- and six-month periods ended June 30, 2002, as a result of the brand and product repositioning that was introduced in home centers in late 2001 and in other retailers in 2002. European power tools and accessories sales continued to be affected by weak economic conditions, particularly in Germany. Pricing actions had a 1% negative effect on sales for both the three- and six-month periods ended June 30, 2002, as compared to the corresponding periods in 2001. Pricing actions had a 2% negative effect on sales during the three- and six-month periods ended July 1, 2001, as the Corporation took actions to reduce its inventory levels as well as in response to customer and competitive pressures. The effects of foreign currency translation had no material impact on sales for the three months ended June 30, 2002, as compared to the corresponding 2001 period. The negative effects of a stronger dollar compared to other foreign currencies, particularly the Brazilian real, the Japanese yen, and, during the first quarter of 2002, the euro, caused a 1% decrease in the Corporation's consolidated sales during the six-month period ended June 30, 2002, as compared to the corresponding period in 2001.

EARNINGS
Operating income for the three months ended June 30, 2002, was $107.5 million, or 9.6% of sales, compared to operating income of $84.2 million, or 8.0% of sales, for the corresponding period in 2001. Operating income for the six months ended June 30, 2002, was $169.7 million, or 8.2% of sales, compared to operating income of $156.6 million, or 7.8% of sales, for the corresponding period in 2001. Operating income for the three and six months ended July 1, 2001, would have been $90.8 million, or 8.7% of sales, and $169.8 million, or 8.4% of sales, respectively, excluding goodwill amortization.
     Gross margin as a percentage of sales was 33.6% and 32.3% for the three-month periods ended June 30, 2002, and July 1, 2001, respectively, and was 33.0% and 33.1% for the six-month periods ended June 30, 2002, and July 1, 2001, respectively. The increase in gross margin as a percentage of sales for the three-month period ended June 30, 2002, as compared to the corresponding period in 2001, was principally the result of higher production levels in the Power Tools and Accessories segment as that business returned to more normalized production levels in 2002 compared to the lower levels experienced in 2001 as a result of actions to reduce inventory levels. Those higher production levels in the Power Tools and Accessories segment in the three- and six-month periods ended June 30, 2002, compared to the corresponding periods in 2001, were partially offset by lower production levels in the Hardware and Home Improvement segment. The lower production levels in the Hardware and Home Improvement segment in the three and six months ended June 30, 2002, were in order to reduce inventory levels and in response to lower sales in the European security hardware business.
     Selling, general, and administrative expenses as a percentage of sales were 24.1% and 24.8% for the three and six months ended June 30, 2002, respectively. Selling, general, and administrative expenses as a percentage of sales for the three- and six-month periods ended July 1, 2001, would have been 23.7% and 24.6%, respectively, using the new accounting standard for goodwill. Excluding goodwill amortization recognized in 2001, selling, general, and administrative expenses increased by $22.3 million for the three months ended June 30, 2002, and $20.4 million for the six months ended June 30, 2002, as compared to the corresponding periods in 2001, as the Corporation increased its reserves for certain environmental remediation matters, recognized greater employee-related expenses, and incurred additional transportation and distribution costs as a result of the higher sales levels in 2002.
     As of June 30, 2002, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $35.7 million.
     Net interest expense (interest expense less interest income) for the three months ended June 30, 2002, was $14.8 million compared to net interest expense of $22.7 million for the three months ended July 1, 2001. Net interest expense was $30.6 million for the six months ended June 30, 2002, compared to net interest expense of $45.1 million for the corresponding period in 2001. The decrease in net interest expense for the three- and six-month periods ended June 30, 2002, as compared to the corresponding periods in 2001, was primarily the result of lower interest rates and lower borrowing levels.
     Other expense was $2.2 million and $3.4 million for the three and six months ended June 30, 2002, respectively, compared to $1.9 million and $4.6 million for the corresponding periods in 2001.
     The Corporation's effective tax rate for the three- and six-month periods ended June 30, 2002, was 27.0%, compared to an effective tax rate of 30.0% for the three- and six-month periods ended July 1, 2001. The reduction in the effective tax rates during 2002 is attributable to the amortization of non-deductible goodwill in the 2001 periods.
     The Corporation reported net earnings of $66.1 million, or $.81 per share on a diluted basis, for the three-month period ended June 30, 2002, compared to net earnings of $41.7 million, or $.51 per share on a diluted basis, for the three-month period ended July 1, 2001. The Corporation reported net earnings of $99.1 million, or $1.23 per share on a diluted basis, for the six months ended June 30, 2002, compared to $74.8 million, or $.92 per share on a diluted basis, for the corresponding period in 2001. Net earnings for the three- and six-month periods ended July 1, 2001, would have been $48.3 million, or $.59 per share on a diluted basis, and $88.0 million, or $1.08 per share on a diluted basis, respectively, using the new accounting standard for goodwill.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

-----------------------------------------------------------------------------------------------------------
                                             Three Months Ended                    Six Months Ended
                                      June 30, 2002     July 1, 2001        June 30, 2002     July 1, 2001
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $802.5           $745.8             $1,442.3         $1,380.3
Segment profit                                 93.9             54.5                132.3             89.6
-----------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2002 increased 8% over the 2001 level.
     Sales of power tools and accessories in North America increased at a double-digit rate in the second quarter of 2002 over the corresponding period in 2001 reflecting a double-digit rate of growth in sales of consumer power tools and accessories and a mid-single-digit rate of growth in sales of professional power tools and accessories. Sales of consumer power tools and accessories increased in most product categories during the quarter and benefited from successful promotions for consumer tools, including cash rebates on selected tools, and a shift in lawn and garden product orders from the first quarter to the second quarter. Sales of professional power tools increased due to incremental sales of product categories introduced in 2001 as well as to the impact of certain promotional activity, including a product rebate program.
     Sales in Europe decreased slightly in the second quarter of 2002 from the corresponding period in 2001, as a high single-digit rate of growth in sales of professional power tools was more than offset by a decline in sales of consumer products. Lower sales in the United Kingdom and Germany were partially offset by higher sales in most other European countries. The sales declines in the United Kingdom and Germany were mainly driven by lower sales of consumer products, due to the exit of the lawnmower product line in the United Kingdom and to the high level of private label Asian-sourced inventory held by retailers.
     Sales in other geographic areas increased at a mid-single-digit rate for the second quarter of 2002 over the prior year level. Sales of consumer power tools and accessories increased at a high single-digit rate, while sales of professional power tools increased slightly compared to the previous year's second quarter.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.7% for the three-month period ended June 30, 2002, compared to 7.3% for the corresponding 2001 period. The increase in segment profit as a percentage of sales during the second quarter of 2002 was driven both by higher gross margins and by lower selling, general, and administrative expenses as a percentage of sales. The higher gross margins principally resulted from a return to more normalized production levels in 2002 as compared to the lower levels experienced in the corresponding period in 2001 as a result of actions to reduce inventory levels. Gross margins in 2001 were also depressed by price reductions taken by the business in order to reduce inventory levels. The higher gross margins in the second quarter of 2002 were realized despite the business's provision in that period for expected costs associated with an upcoming product recall. Segment profit as a percentage of sales during the second quarter of 2002 also increased due to the leverage of selling, general, and administrative expenses over the higher sales volume and to cost reduction initiatives.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended June 30, 2002, increased 4% over the 2001 level.
     During the first six months of 2002, sales of power tools and accessories in North America increased at a high single-digit rate over the same period in 2001 as sales of professional power tools and accessories grew at a high single-digit rate and sales of consumer power tools and accessories rose at a low double-digit rate. Consumer power tools experienced double-digit rates of growth in sales of its power tools, outdoor products, and home products lines.
     Sales in Europe during the first six months of 2002 decreased at a low single-digit rate from the 2001 level as a mid-single-digit rate of increase in professional power tools and accessories was offset by a high single-digit rate of decrease in consumer power tools and accessories.

Decreases in sales in the United Kingdom and Germany were partially offset by increases in sales in most other European countries.
     Sales in other geographic areas increased at a low single-digit rate in the first six months of 2002 over the 2001 level as sales of professional power tools and accessories increased at a mid-single-digit rate and sales of consumer power tools and accessories increased at a low single-digit rate.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 9.2% for the first six months of 2002 as compared to 6.5% for the corresponding period in 2001. The principal factors that contributed to this improvement also were the primary factors for the improvement in segment profit as a percentage of sales in the three months ended June 30, 2002, previously described.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

-----------------------------------------------------------------------------------------------------------
                                             Three Months Ended                    Six Months Ended
                                      June 30, 2002     July 1, 2001        June 30, 2002     July 1, 2001
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $194.6           $187.6               $393.4           $384.7
Segment profit                                  6.7              8.4                 22.1             25.9
-----------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 4% for the three months ended June 30, 2002, as compared to the 2001 level. While sales of security hardware in North America increased at a double-digit rate in the second quarter of 2002 over the corresponding period in 2001, that increase was partially offset by a mid-single-digit rate of decrease in sales of plumbing products. Sales of security hardware in Europe decreased at a high single-digit rate during the quarter due to weakness in the construction industry in Europe. During the second quarter of 2002, sales of security hardware in North America were favorably affected by the brand and product repositioning that was introduced in home centers in late 2001 and in other retailers in 2002.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 2% for the six months ended June 30, 2002, over the 2001 level. Sales of security hardware in North America grew at a high single-digit rate over sales of the corresponding period in 2001 due to the brand and product repositioning previously described. That increase was substantially offset by a mid-single-digit rate of decline in sales of plumbing products, due primarily to lower sales in non-home center channels, and a mid-single-digit rate of decline in sales of European security hardware.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 3.4% and 5.6% for the three and six months ended June 30, 2002, respectively, compared to 4.5% and 6.7% for the three and six months ended July 1, 2001, respectively. Segment profit as a percentage of sales for the three- and six-month periods ended June 30, 2002, was negatively affected by declines in gross margins. Those declines in gross margin resulted from lower production levels at North American security hardware and plumbing product plants, as those businesses took action to reduce inventory levels, and from lower production volumes at European security hardware plants in response to lower sales.

     The Corporation anticipates that, upon completion of a plumbing aisle line review at a major retailer, its plumbing products business will lose significant shelf space at that retailer. As a result, the Corporation expects sales of its plumbing products business to be negatively impacted during the remainder of 2002 and beyond. While the plumbing products business is expected to take action to mitigate the impact of this sales loss, the Corporation believes that profitability of its plumbing products business will be adversely affected during the remainder of 2002 and beyond. Because the Corporation has goodwill associated with the plumbing products business, a sustained reduction in the future cash flows of that business beyond that currently anticipated could result in a non-cash write-down of goodwill.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

-----------------------------------------------------------------------------------------------------------
                                             Three Months Ended                    Six Months Ended
                                      June 30, 2002     July 1, 2001        June 30, 2002     July 1, 2001
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $129.8           $124.0               $252.8           $244.0
Segment profit                                 18.5             20.3                 34.3             39.3
-----------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 5% for the three-month period ended June 30, 2002, as compared to the corresponding 2001 level. Incremental sales associated with a business acquired in April 2001 accounted for 2% of the 5% sales growth realized. A double-digit rate of increase in sales to automotive customers in North America and Europe, and a low single-digit rate of increase in sales to industrial customers in North America were partially offset by a high single-digit rate of decrease in sales to industrial customers in Europe and a low single-digit rate of decrease in sales to customers in Asia.
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 4% for the six months ended June 30, 2002, over the corresponding 2001 period. A double-digit rate of increase in sales to automotive customers was partially offset by a high single-digit rate of decline in sales to industrial customers, particularly in Europe, and a low single-digit rate of decrease in sales to customers in Asia. Incremental sales associated with a business acquired in April 2001 were the principal factor for the sales growth.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 14.3% for the three months ended June 30, 2002, compared to 16.4% for the corresponding period in 2001. That decline in segment profit as a percentage of sales for the three-month period was principally due to lower gross margins, reflecting the inherently lower margins in the distribution business acquired from Bamal, unfavorable product mix, increased foreign currency losses, and higher selling, general, and administrative expenses.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 16.1% in the first half of 2001 to 13.6% for the corresponding period in 2002. That decline in segment profit as a percentage of sales for the six-month period was principally due to lower gross margins, reflecting the inherently lower margins in the distribution business acquired from Bamal, and unfavorable product mix.

Other Segment-Related Matters
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 7 of Notes to Consolidated Financial Statements were $(22.9) million and $(34.9) million for the three- and six-month periods ended June 30, 2002, respectively, compared to $(2.9) million and $(11.9) million for the comparable periods in 2001. The increase in these unallocated Corporate center operating expenses for the three and six months ended June 30, 2002, as compared to the prior year levels, was primarily due to an increase in reserves for certain environmental remediation matters and to higher employee-related expenses, including certain centrally managed expenses not allocated directly to the Corporation's business segments.

RESTRUCTURING ACTIVITY
As more fully discussed in Note 9 of Notes to Consolidated Financial Statements and Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, under the caption "Restructuring Actions", during the fourth quarter of 2001, the Corporation formulated a restructuring plan--expected to be completed over a two- to three-year period at a total cost of approximately $190 million. During the fourth quarter of 2001, the Corporation commenced the first phase of that plan and recorded a $99.8 million pre-tax restructuring charge to reduce the Corporation's manufacturing cost base in its Power Tools and
Accessories and Hardware and Home Improvement segments, as well as to reduce selling, general, and administrative expenses throughout all of its businesses. During the first six months of 2002, the Corporation spent approximately $14.5 million on that phase of the restructuring plan. A number of the severance actions taken under the restructuring plan require payouts over time periods mandated by local authorities or by the Corporation's existing severance plans.
     As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation is required to adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for restructuring actions initiated after December 31, 2002. As previously indicated, the overall restructuring plan, formulated in the fourth quarter of 2001, is expected to be completed over a two- to three-year period. The Corporation anticipates that additional restructuring actions under this overall plan--resulting in a further restructuring charge of approximately $90 million--will be undertaken both in the second half of 2002 and during the 2003-2004 timeframe. After adoption of SFAS No. 146 in 2003, the timing of recognition of certain costs--associated with restructuring actions to be taken by the Corporation in the future--will be affected. The Corporation believes that the impact of the adoption of SFAS No. 146 will be mitigated as the new standard excludes from its scope two significant components of its overall restructuring plan--severance benefits that are subject to an on-going benefit arrangement and asset impairments.
     The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity.

FINANCIAL CONDITION
Operating activities provided cash of $162.6 million for the six months ended June 30, 2002, compared to $6.6 million of cash used in the corresponding period in 2001. The increase in cash provided by operating activities during the six months ended June 30, 2002, was primarily a result of the amount and timing of payments on certain accrued liabilities, including the favorable timing of income tax payments, and higher net earnings.
     The Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at June 30, 2002, approximated the number of days sales outstanding at July 1, 2001. Inventory turns at June 30, 2002, increased in comparison to the corresponding period in 2001 as a result of the Corporation's focus on reducing inventory levels. While the Corporation anticipates that inventory levels will rise during the next quarter in support of seasonal sales activity and to provide safety stock required to implement the restructuring program, the Corporation expects to end 2002 with inventories modestly below the prior year's level.
     Investing activities for the six months ended June 30, 2002, used cash of $45.2 million compared to $92.0 million of cash used for the corresponding period in 2001. Cash flow from investing activities for the six-month period ended July 1, 2001, included the use of $30.5 million associated with the acquisition of the automotive division of Bamal Corporation. Cash flow from investing activities benefited from lower capital expenditures during the first half of 2002 compared to the corresponding period in 2001. The Corporation anticipates that its capital spending in 2002 will approximate capital spending in 2001.
     Financing activities used cash of $35.3 million for the six-month period ended June 30, 2002, compared to cash provided of $108.4 million during the first six months of 2001. The decrease in cash provided from financing activities is primarily the result of reduced cash proceeds from the issuance of long-term debt, lower outstanding borrowings under the Corporation's short-term credit facilities during the 2002 period as compared to the 2001 period when the Corporation was reducing its borrowing levels, and stock repurchases that occurred during the 2001 period.
     As discussed further in Note 4 of Notes to Consolidated Financial Statements, in April 2002, the Corporation entered into a $250 million 364-day unsecured revolving credit facility. This facility replaced the Corporation's former $400 million 364-day unsecured revolving credit facility. The Corporation reduced the borrowing availability under the facility based upon its anticipated short-term financing needs.
     During the six months ended June 30, 2002, the Corporation did not repurchase any shares of its common stock. At June 30, 2002, the Corporation had remaining authorization from its Board of Directors to repurchase 1,911,595 shares of its common stock.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the six months ended June 30, 2002, the Corporation had free cash flow of $117.4 million compared to negative free cash flow of $68.1 million for the corresponding period in 2001.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at June 30, 2002, compared to 51% at December 31, 2001. Average debt maturity was 7.7 years at June 30, 2002, compared to 7.9 years at December 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained under the caption "Hedging Activities," included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, and is incorporated by reference herein. There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to the sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     As of June 30, 2002, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and litigation and administrative proceedings that are expected to have a material adverse effect on the Corporation. In the opinion of management, amounts accrued for awards or assessments in connection with environmental matters and litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, the ultimate resolution of these matters will not have a material adverse effect on the Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No. Description

           4 Credit Agreement, dated as of April 4, 2002, among the Corporation, Black & Decker Holdings Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branches, and HSBC Bank USA, as Co-Syndication Agents.

        99.0 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

        99.1 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

On April 2, 2002, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had established budgeted rates of exchange for 2002 and, accordingly, had updated segment data for prior periods to reflect the translation of segment assets and elements of segment profit at the budgeted rates of exchange for 2002. That Current Report on Form 8-K, also reclassified prior period amounts in accordance with Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. In accordance with the required adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, that Current Report on Form 8-K also included unaudited supplemental information about the Corporation's net earnings and its basic and diluted earnings per share for each of the three years in the period ended December 31, 2001, and for each of the quarters in the year ended December 31, 2001, to reflect the effect of excluding goodwill amortization recorded in those periods.

On April 25, 2002, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on April 25, 2002, the Corporation had reported its earnings for the three months ended March 31, 2002.

The Corporation did not file any other reports on Form 8-K during the three-month period ended June 30, 2002.

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




Date:  August 12, 2002