Form 10-Q
period 2002-09-29
BLACK & DECKER CORP
filed 2002-11-12
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 September 29, 2002
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
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

The number of shares of Common Stock outstanding as of October 25, 2002:
80,552,525
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                               September 29, 2002

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Nine Months Ended September 29, 2002
       and September 30, 2001                                                  3

    Consolidated Balance Sheet
       September 29, 2002 (Unaudited) and December 31, 2001                    4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Nine Months Ended September 29, 2002 and September 30, 2001     5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Nine Months Ended September 29, 2002 and September 30, 2001     6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk            25

Item 4. Controls and Procedures                                               25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     26

Item 6. Exhibits and Reports on Form 8-K                                      27


SIGNATURES                                                                    28

CERTIFICATIONS                                                                29

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)
----------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                    Nine Months Ended
                                             September 29,   September 30,        September 29,   September 30,
                                                      2002            2001                 2002            2001
----------------------------------------------------------------------------------------------------------------
Sales                                             $1,085.2        $1,039.2             $3,162.2        $3,050.9
   Cost of goods sold                                704.5           696.4              2,096.1         2,043.0
   Selling, general, and
     administrative expenses                         259.0           253.8                774.7           762.3
   Restructuring and exit costs                       38.4              --                 38.4              --
----------------------------------------------------------------------------------------------------------------
Operating Income                                      83.3            89.0                253.0           245.6
   Interest expense (net of
     interest income)                                 14.2            20.4                 44.8            65.5
   Other expense                                       1.7             2.7                  5.1             7.3
----------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                          67.4            65.9                203.1           172.8
   Income taxes                                       12.5            19.7                 49.1            51.8
----------------------------------------------------------------------------------------------------------------
Net Earnings                                      $   54.9        $   46.2             $  154.0        $  121.0
================================================================================================================


Net Earnings Per Common
   Share -- Basic                                 $    .68        $    .57             $   1.92        $   1.49
================================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                   80.5            80.8                 80.4            81.0
================================================================================================================


Net Earnings Per Common
   Share -- Assuming Dilution                     $    .68        $    .57             $   1.90        $   1.49
================================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                   80.9            81.0                 80.9            81.4
================================================================================================================


Dividends Per Common Share                        $    .12        $    .12             $    .36        $    .36
================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                              September 29,
                                                       2002        December 31,
                                                (Unaudited)                2001
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  374.1            $  244.5
Trade receivables                                     824.0               708.6
Inventories                                           787.3               712.2
Other current assets                                  200.5               227.0
--------------------------------------------------------------------------------
   Total Current Assets                             2,185.9             1,892.3
--------------------------------------------------------------------------------
Property, Plant, and Equipment                        658.1               687.5
Goodwill                                              726.5               710.4
Other Assets                                          778.8               724.0
--------------------------------------------------------------------------------
                                                   $4,349.3            $4,014.2
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $    7.8            $   12.3
Current maturities of long-term debt                  310.7                33.7
Trade accounts payable                                418.0               312.7
Other accrued liabilities                             762.3               711.9
--------------------------------------------------------------------------------
   Total Current Liabilities                        1,498.8             1,070.6
--------------------------------------------------------------------------------
Long-Term Debt                                        927.0             1,191.4
Deferred Income Taxes                                 257.5               261.1
Postretirement Benefits                               233.8               238.0
Other Long-Term Liabilities                           513.6               502.1
Stockholders' Equity
Common stock, par value $.50 per share                 40.3                39.9
Capital in excess of par value                        590.3               566.6
Retained earnings                                     458.2               333.2
Accumulated other comprehensive income (loss)        (170.2)             (188.7)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                         918.6               751.0
--------------------------------------------------------------------------------
                                                   $4,349.3            $4,014.2
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

-------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                       Outstanding           Capital in                 Other Com-           Total
                                            Common     Par    Excess of   Retained      prehensive   Stockholders'
                                            Shares   Value    Par Value   Earnings   Income (Loss)          Equity
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000            80,343,094   $40.2       $560.0     $264.0         $(171.8)         $692.4
Comprehensive income:
   Net earnings                                 --      --           --      121.0              --           121.0
   Cumulative effect of accounting
     change (net of tax)                        --      --           --         --             (.7)            (.7)
   Net gain on derivative
     instruments (net of tax)                   --      --           --         --             1.1             1.1
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --      --           --         --           (30.1)          (30.1)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --      --           --      121.0           (29.7)           91.3
-------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                 --      --           --      (29.2)             --           (29.2)
Purchase and retirement of
   common stock                           (400,000)    (.2)       (12.5)        --              --           (12.7)
Common stock retired under
   equity forwards                        (765,326)    (.4)          --         --              --             (.4)
Common stock issued under
   employee benefit plans                1,245,048      .6         27.9         --              --            28.5
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001           80,422,816   $40.2       $575.4     $355.8         $(201.5)         $769.9
===================================================================================================================

Balance at December 31, 2001            79,829,641   $39.9       $566.6     $333.2         $(188.7)         $751.0
Comprehensive income:
   Net earnings                                 --      --           --      154.0              --           154.0
   Net loss on derivative
     instruments (net of tax)                   --      --           --         --            (7.9)           (7.9)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)            --      --           --         --            26.4            26.4
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                            --      --           --      154.0            18.5           172.5
-------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                 --      --           --      (29.0)             --           (29.0)
Common stock issued under
   employee benefit plans                  714,327      .4         23.7         --              --            24.1
-------------------------------------------------------------------------------------------------------------------
Balance at September 29, 2002           80,543,968   $40.3       $590.3     $458.2         $(170.2)         $918.6
===================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

--------------------------------------------------------------------------------
                                                         Nine Months Ended
                                                  September 29,   September 30,
                                                           2002            2001
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                             $154.0         $ 121.0
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Non-cash charges and credits:
     Depreciation and amortization                         95.9           122.8
     Restructuring and exit costs                          38.4              --
     Other                                                 (4.2)           (5.7)
   Changes in selected working capital items:
     Trade receivables                                    (92.5)          (45.2)
     Inventories                                          (58.0)          (34.0)
     Trade accounts payable                                98.5            53.0
   Restructuring spending                                 (26.7)          (18.7)
   Other assets and liabilities                            28.6           (92.7)
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                    234.0           100.5
--------------------------------------------------------------------------------
Investing Activities
Purchase of business                                         --           (30.5)
Proceeds from disposal of assets                            3.9             8.1
Capital expenditures                                      (70.2)         (100.4)
Cash inflow from other investing activities                 1.4              --
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                    (64.9)         (122.8)
--------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                  169.1           (22.3)
Financing Activities
Net decrease in short-term borrowings                      (4.2)         (284.5)
Proceeds from long-term debt (net of
   debt issue costs of $3.1)                                 --           393.8
Payments on long-term debt                                (33.8)          (40.9)
Purchase of common stock                                     --           (38.2)
Issuance of common stock                                   18.8            25.2
Cash dividends                                            (29.0)          (29.2)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                    (48.2)           26.2
Effect of exchange rate changes on cash                     8.7              .4
--------------------------------------------------------------------------------
Increase In Cash And Cash Equivalents                     129.6             4.3
Cash and cash equivalents at beginning of period          244.5           135.0
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period               $374.1         $ 139.3
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and nine-month periods ended September 29, 2002, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.
     Certain amounts presented for the three and nine months ended September 30, 2001, have been reclassified to conform to the 2002 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended September 29, 2002, and September 30, 2001, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended September 29, 2002, and September 30, 2001, was $78.9 million and $37.7 million, respectively.
     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, Employer's Accounting for Postemployment Benefits, and asset impairments governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.
     The Corporation has not determined the effect that the adoption of SFAS No. 146, effective January 1, 2003, will have on its earnings or financial position. However, the impact of SFAS No. 146 on the Corporation will likely be mitigated as restructuring charges recognized by the Corporation to date have principally consisted of severance benefits that are subject to an on-going benefit arrangement and asset impairments.

NOTE 2: CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 2002, the Corporation adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Corporation was required to classify certain payments to its customers as a reduction of sales. The Corporation previously classified certain of these payments as selling expenses in its Consolidated Statement of Earnings. Upon the adoption of EITF 01-9, prior period amounts were restated and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $23.8 million and $61.5 million for the three- and nine-month periods ended September 30, 2001, respectively.
     Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that its provisions be applied on a prospective basis. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. As of January 1, 2002, the Corporation performed the first of the required impairment tests of goodwill. At that date, goodwill associated with the Corporation's reportable business segments was $29.4 million for Power Tools and Accessories, $423.2 million for Hardware and Home Improvement, and $257.8 million for Fastening and Assembly Systems. No impairment was present upon adoption of SFAS No. 142. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation's customer base, or a material negative change in its relationships with significant customers.
     The Corporation recognized goodwill amortization of $6.6 million and $19.8 million during the three- and nine-month periods ended September 30, 2001, respectively. Net earnings for the three and nine months ended September 30, 2001, excluding goodwill amortization, would have been $52.8 million and $140.8 million, respectively. Basic earnings per share for the three and nine months ended September 30, 2001, would have been $.65 and $1.74, respectively, excluding goodwill amortization. Diluted earnings per share for the three and nine months ended September 30, 2001, would have been $.65 and $1.73, respectively, excluding goodwill amortization.

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                                   September 29,   December 31,
                                                            2002           2001
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                      $185.2         $192.9
   Finished products                                       604.1          527.0
--------------------------------------------------------------------------------
                                                           789.3          719.9
Excess of FIFO cost over LIFO inventory value               (2.0)          (7.7)
--------------------------------------------------------------------------------
                                                          $787.3         $712.2
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

NOTE 5: LONG-TERM DEBT
Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $310.2 million and $314.4 million was included in the Consolidated Balance Sheet at September 29, 2002, and December 31, 2001, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                        Three Months Ended             Nine Months Ended
                  September 29,   September 30,   September 29,   September 30,
                           2002            2001            2002            2001
--------------------------------------------------------------------------------
Interest expense          $20.8           $28.1           $63.8           $94.2
Interest (income)          (6.6)           (7.7)          (19.0)          (28.7)
--------------------------------------------------------------------------------
                          $14.2           $20.4           $44.8           $65.5
================================================================================

NOTE 7: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                               Reportable Business Segments
                                        ----------------------------------------------
                                              Power     Hardware   Fastening                Currency      Corporate,
                                            Tools &       & Home  & Assembly             Translation    Adjustments,
Three Months Ended September 29, 2002   Accessories  Improvement     Systems     Total   Adjustments  & Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  767.6       $177.6      $123.4  $1,068.6         $16.6          $    -       $1,085.2
Segment profit (loss) (for Consoli-
    dated, operating income before
    restructuring and exit costs)             105.6         10.5        18.5     134.6           1.4           (14.3)         121.7
Depreciation and amortization                  19.7          7.3         3.5      30.5            .5              .1           31.1
Capital expenditures                           16.3          2.4         1.6      20.3            .6              .4           21.3

Three Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  741.2       $185.2      $118.1  $1,044.5         $(5.3)         $    -       $1,039.2
Segment profit (loss) (for Consoli-
    dated, operating income)                   77.9         16.1        14.5     108.5            .1           (19.6)          89.0
Depreciation and amortization                  20.2          8.0         4.0      32.2           (.1)            6.3           38.4
Capital expenditures                           20.1          7.3         3.6      31.0             -               -           31.0

Nine Months Ended September 29, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $2,209.9       $571.0      $376.2  $3,157.1         $ 5.1          $    -       $3,162.2
Segment profit (loss) (for Consoli-
    dated, operating income before
    restructuring and exit costs)             237.9         32.6        52.8     323.3            .8           (32.7)         291.4
Depreciation and amortization                  59.2         24.7        10.5      94.4            .4             1.1           95.9
Capital expenditures                           51.4          8.5         8.9      68.8            .7              .7           70.2

Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $2,121.5       $569.9      $362.1  $3,053.5         $(2.6)         $    -       $3,050.9
Segment profit (loss) (for Consoli-
    dated, operating income)                  167.5         42.0        53.8     263.3            .7           (18.4)         245.6
Depreciation and amortization                  64.8         26.8        11.4     103.0            .4            19.4          122.8
Capital expenditures                           64.6         24.9         9.7      99.2            .5              .7          100.4

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

     The reconciliation of segment profit to the Corporation's earnings before income taxes, in millions of dollars, is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                  Nine Months Ended
                                                            September 29,   September 30,     September 29,   September 30,
                                                                     2002            2001              2002            2001
----------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments              $134.6          $108.5            $323.3          $263.3
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                  1.4              .1                .8              .7
   Depreciation of Corporate property and, for 2001,
     amortization of certain goodwill                                 (.1)           (6.3)             (1.1)          (19.4)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                 9.3             9.4              28.3            30.3
   Other adjustments booked in consolidation directly
     related to reportable business segments                         (2.1)           (8.2)             (3.6)           (2.9)
Amounts allocated to businesses in arriving at segment
   profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts
   identified above                                                 (21.4)          (14.5)            (56.3)          (26.4)
----------------------------------------------------------------------------------------------------------------------------
   Operating income before restructuring and exit costs             121.7            89.0             291.4           245.6
Restructuring and exit costs                                         38.4               -              38.4               -
----------------------------------------------------------------------------------------------------------------------------
   Operating income                                                  83.3            89.0             253.0           245.6
Interest expense, net of interest income                             14.2            20.4              44.8            65.5
Other expense                                                         1.7             2.7               5.1             7.3
----------------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes                                    $ 67.4          $ 65.9            $203.1          $172.8
============================================================================================================================

NOTE 8: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                 Nine Months Ended
                                                    September 29,   September 30,    September 29,   September 30,
(Amounts in Millions Except Per Share Data)                  2002            2001             2002            2001
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings                                             $54.9           $46.2           $154.0          $121.0
===================================================================================================================
Denominator:
   Denominator for basic earnings per share
     - weighted-average shares                               80.5            80.8             80.4            81.0

   Employee stock options and stock issuable
     under employee benefit plans                              .4              .2               .5              .4
-------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share
     - adjusted weighted-average shares and
     assumed conversions                                     80.9            81.0             80.9            81.4
===================================================================================================================
Basic earnings per share                                    $ .68           $ .57           $ 1.92          $ 1.49
===================================================================================================================
Diluted earnings per share                                  $ .68           $ .57           $ 1.90          $ 1.49
===================================================================================================================

     As of September 29, 2002, approximately 3.9 million options to purchase shares of common stock, with a weighted-average exercise price of $50.76, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 9: RESTRUCTURING ACTIVITY
As more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, the Corporation recorded a restructuring charge of $99.8 million during the fourth quarter of 2001. During the three and nine months ended September 29, 2002, the Corporation recorded a $38.4 million restructuring charge. A summary of restructuring activity during the nine-month period ended September 29, 2002, is as follows (in millions of dollars):

-------------------------------------------------------------------------------------------------------------------------
                         Reserves at      Reserves                 Utilization of Reserves       Foreign     Reserves at
                        December 31,   Established   Reversal of   -----------------------      Currency   September 29,
                                2001       In 2002      Reserves      Cash      Non-Cash     Translation            2002
-------------------------------------------------------------------------------------------------------------------------
Severance benefits             $53.7         $18.6         $(4.5)   $(20.9)       $    -            $2.2           $49.1
Write-down to net
  realizable value of
  certain buildings
  and equipment                    -          11.4          (2.1)        -          (9.3)              -               -
Other charges                   13.7          16.6          (1.6)     (5.8)         (9.1)              -            13.8
-------------------------------------------------------------------------------------------------------------------------
Total                          $67.4         $46.6         $(8.2)   $(26.7)       $(18.4)           $2.2           $62.9
=========================================================================================================================

     During the nine months ended September 29, 2002, the Corporation recognized $46.6 million of additional pre-tax restructuring and exit costs, of which $23.9 million relates to actions taken in its Hardware and Home Improvement segment and $22.7 million relates to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2002 principally reflect: (1) severance benefits related to the reduction of approximately 750 manufacturing and administrative positions; (2) pension curtailment losses stemming from headcount reductions associated with restructuring actions; (3) lease termination costs; and (4) the write-down of certain equipment and buildings to fair value less, if applicable, cost to sell. The severance costs include the elimination of manufacturing employees in high-cost locations. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 500 replacement positions will be filled, yielding a net total of 250 positions eliminated as a result of the 2002 restructuring actions. In the preceding table, the $9.1 million non-cash utilization of the reserves established for other charges represents curtailment losses relating to certain of the Corporation's defined benefit pension plans in the United States and England.
     The $46.6 million charge recognized during the nine months ended September 29, 2002, was offset by the reversal of $8.2 million of severance accruals, asset impairment charges, and other exit costs. That $8.2 million, established as part of the 2001 restructuring charge, will no longer be required, principally as a result of higher employee attrition and higher salvage values than initially contemplated.

NOTE 10: POSTRETIREMENT BENEFITS
Due to declines in equity markets, the fair value of the Corporation's pension fund assets has decreased since the fourth quarter of 2001. At the same time, due to lower interest rates, the Corporation's accumulated benefit obligation--a discounted measure of its current pension obligation--has increased. The combination of these two factors has resulted in an underfunded status in certain of the Corporation's pension plans.
     As a result, the Corporation expects to record a minimum pension liability adjustment at December 31, 2002, in accordance with SFAS No. 87, Employers' Accounting for Pensions. This adjustment, which will not impact net earnings or cash flow in 2002, will result in a direct charge to stockholders' equity and be included in accumulated other comprehensive income (loss). The charge to stockholders' equity is expected to approximate $350 million, net of tax.

NOTE 11: INCOME TAXES
The tax provisions for the three- and nine-month periods ended September 29, 2002 and September 30, 2001 are based on the estimated effective tax rates applicable for the full years, after giving effect to significant unusual items, if any, related specifically to the interim periods.
     The Corporation's effective tax rates for the three- and nine-month periods ended September 29, 2002, were 19% and 24%, respectively, compared to an effective tax rate of 30% for the three- and nine-month periods ended September 30, 2001. Excluding the income tax benefit of $16.1 million relating to the pre-tax restructuring charge of $38.4 million recognized in 2002, the effective tax rate for the three- and nine-month periods ended September 29, 2002, would have been 27%. The reduction in the effective tax rate during 2002, excluding the income tax benefit associated with the 2002 restructuring charge, is attributable to the amortization of non-deductible goodwill in the 2001 periods.

NOTE 12: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     As of September 29, 2002, the Corporation had no known probable but inestimable exposures that are expected to have a material adverse effect on the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $54.9 million, or $.68 per share on a diluted basis, for the three-month period ended September 29, 2002, compared to net earnings of $46.2 million, or $.57 per share on a diluted basis, for the three-month period ended September 30, 2001. Net earnings for the three-month period ended September 29, 2002, included a pre-tax restructuring charge of $38.4 million ($22.3 million net of tax). Excluding the impact of this restructuring charge, net earnings for the three-month period ended September 29, 2002, would have been $77.2 million, or $.95 per share on a diluted basis. Net earnings for the three-month period ended September 30, 2001, would have been $52.8 million, or $.65 per share on a diluted basis, using the new accounting standard for goodwill.
     For the nine months ended September 29, 2002, the Corporation reported net earnings of $154.0 million, or $1.90 per share on a diluted basis, compared to net earnings of $121.0 million, or $1.49 per share on a diluted basis, for the nine-month period ended September 30, 2001. Excluding the restructuring charge, net earnings for the nine-month period ended September 29, 2002, would have been $176.3 million, or $2.18 per share on a diluted basis. Net earnings for the nine-month period ended September 30, 2001, would have been $140.8 million, or $1.73 per share on a diluted basis, using the new accounting standard for goodwill.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 29, 2002, and September 30, 2001:

                          ANALYSIS OF CHANGES IN SALES
-------------------------------------------------------------------------------------------------------
                                           Three Months Ended                   Nine Months Ended
                                      September 29,   September 30,     September 29,   September 30,
(Dollars in Millions)                          2002            2001              2002            2001
-------------------------------------------------------------------------------------------------------
Total sales                                $1,085.2        $1,039.2          $3,162.2        $3,050.9
-------------------------------------------------------------------------------------------------------
Unit volume                                       4 %            (2)%               5 %            (1)%
Price                                            (2)%            (2)%              (1)%            (2)%
Currency                                          2 %            (2)%               - %            (3)%
-------------------------------------------------------------------------------------------------------
Change in total sales                             4 %            (6)%               4 %            (6)%
=======================================================================================================

     Total consolidated sales for the three and nine months ended September 29, 2002, increased by 4% over the corresponding 2001 levels, as unit volume growth more than offset negative pricing effects. For the three months ended September 29, 2002, that unit volume growth was augmented by positive foreign currency effects.

     Growth in unit volume during the three- and nine-month periods ended September 29, 2002, caused a 4% and 5% increase, respectively, in sales as compared to the same periods in 2001. The increase in both the three- and nine-month periods was primarily attributable to higher unit volumes in both the power tools and accessories and security hardware businesses in North America. For the nine-month period ended September 29, 2002, the incremental sales of a business acquired by the Fastening and Assembly Systems segment in April 2001 also contributed to unit volume growth. Those increases were partially offset by unit volume declines in the plumbing products and European security hardware businesses.
     Pricing actions, taken as a result of customer and competitive pressure, had a 2% and 1% negative effect on sales for the three- and nine-month periods ended September 29, 2002, respectively, as compared to the corresponding periods in 2001.
     The effects of a weaker U.S. dollar compared to certain other foreign currencies, particularly the euro and the pound sterling, caused a 2% increase in the Corporation's consolidated sales during the three-month period ended September 29, 2002, as compared to the corresponding period in 2001. The effects of foreign currency translation did not have a material impact on sales for the nine months ended September 29, 2002, as compared to the corresponding 2001 period.

EARNINGS
Operating income for the three months ended September 29, 2002, was $83.3 million compared to operating income of $89.0 million for the corresponding period in 2001. Operating income for the nine months ended September 29, 2002, was $253.0 million compared to operating income of $245.6 million for the corresponding period in 2001. Operating income for the three and nine months ended September 29, 2002, included a restructuring charge of $38.4 million. Operating income for the three and nine months ended September 30, 2001, included goodwill amortization of $6.6 million and $19.8 million, respectively. No goodwill amortization is included in the 2002 results due to a change in accounting standards. Excluding both the 2002 restructuring charge and the 2001 goodwill amortization, operating income for the third quarter increased from $95.6 million, or 9.2% of sales, in 2001 to $121.7 million, or 11.2% of sales, in 2002. Excluding both the 2002 restructuring charge and 2001 goodwill amortization, operating income for the first nine months increased from $265.4 million, or 8.7% of sales, in 2001 to $291.4 million, or 9.2% of sales, in 2002.
     Gross  margin  as a  percentage  of  sales  was  35.1%  and  33.0%  for the three-month periods ended September 29, 2002, and September 30, 2001, respectively, and was 33.7% and 33.0% for the nine-month periods ended September 29, 2002, and September 30, 2001, respectively. The increase in gross margin as a percentage of sales for both the three- and nine-month periods ended September 29, 2002, as compared to the corresponding period in 2001, was principally the result of higher production levels in the Power Tools and Accessories segment in 2002 from the lower levels experienced in 2001 when the business took actions to reduce inventory levels. Those higher production levels in the Power Tools and Accessories segment in 2002 were partially offset by lower production levels in the Hardware and Home Improvement segment. The Hardware and Home Improvement segment operated at lower production levels during the three and nine months ended September 29, 2002, both in order to reduce inventory levels and in response to lower sales in the plumbing products and European security hardware businesses. For the quarter ended September 29, 2002, gross margin improvements also stemmed from savings associated with Six Sigma initiatives and restructuring actions, as well as from lower warranty costs.

     Selling, general, and administrative expenses as a percentage of sales were 23.9% and 24.5% for the three and nine months ended September 29, 2002, respectively. Selling, general, and administrative expenses as a percentage of sales for the three- and nine-month periods ended September 30, 2001, would have been 23.8% and 24.3%, respectively, using the new accounting standard for goodwill. Excluding goodwill amortization recognized in 2001, selling, general, and administrative expenses increased by $11.8 million for the three months ended September 29, 2002, and $32.2 million for the nine months ended September 29, 2002, as compared to the corresponding periods in 2001, as the Corporation increased its reserves for certain environmental remediation matters, recognized greater employee-related expenses, and incurred additional transportation and distribution costs as a result of the higher sales levels in 2002.
     Net interest expense (interest expense less interest income) for the three months ended September 29, 2002, was $14.2 million compared to net interest expense of $20.4 million for the three months ended September 30, 2001. Net interest expense was $44.8 million for the nine months ended September 29, 2002, compared to net interest expense of $65.5 million for the corresponding period in 2001. The decrease in net interest expense for the three- and nine-month periods ended September 29, 2002, as compared to the corresponding periods in 2001, resulted from both lower borrowing levels and interest rates.
     Other expense was $1.7 million and $5.1 million for the three and nine months ended September 29, 2002, respectively, compared to $2.7 million and $7.3 million for the corresponding periods in 2001.
     The Corporation's effective tax rates for the three- and nine-month periods ended September 29, 2002, were 19% and 24%, respectively, compared to an effective tax rate of 30% for the three- and nine-month periods ended September 30, 2001. Excluding the income tax benefit of $16.1 million relating to the pre-tax restructuring charge of $38.4 million, the effective tax rate for the three- and nine-month periods ended September 29, 2002 would have been 27%. The reduction in the effective tax rate during 2002, excluding the income tax benefit associated with the 2002 restructuring charge, is attributable to the amortization of non-deductible goodwill in the 2001 periods.
     The Corporation reported net earnings of $54.9 million, or $.68 per share on a diluted basis, for the three-month period ended September 29, 2002, compared to net earnings of $46.2 million, or $.57 per share on a diluted basis, for the three-month period ended September 30, 2001. The Corporation reported net earnings of $154.0 million, or $1.90 per share on a diluted basis, for the nine-month period ended September 29, 2002, compared to net earnings of $121.0 million, or $1.49 per share on a diluted basis, for the corresponding period in 2001. Net earnings for the three- and nine-month periods ended September 29, 2002, included a $22.3 million after-tax restructuring charge. Net earnings for the three- and nine-month periods ended September 30, 2001, included $6.6 million and $19.8 million, respectively, of goodwill amortization. No goodwill amortization is included in the 2002 results due to a change in accounting standards. Excluding both the 2002 restructuring charge and the 2001 goodwill amortization, net earnings for the three-month period ended September 29, 2002 would have been $77.2 million, or $.95 per share on a diluted basis, as compared to $52.8 million, or $.65 per share on a diluted basis, for the corresponding period in 2001. Excluding both the 2002 restructuring charge and the 2001 goodwill amortization, net earnings for the nine-month period ended September 29, 2002, would have been $176.3 million, or $2.18 per share on a diluted basis, compared to $140.8 million, or $1.73 per share on a diluted basis, for the corresponding period in 2001.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------
                                           Three Months Ended                   Nine Months Ended
                                      September 29,   September 30,     September 29,   September 30,
                                               2002            2001              2002            2001
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $767.6          $741.2          $2,209.9        $2,121.5
Segment profit                                105.6            77.9             237.9           167.5
------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2002 increased 4% over the 2001 level.
     Sales of power tools and accessories in North America increased at a mid-single-digit rate in the third quarter of 2002 over the corresponding period in 2001, reflecting a double-digit rate of growth in sales of consumer power tools and accessories. Sales of consumer power tools and accessories in North America increased in most product categories during the quarter and benefited from new product launches and success in the mass merchant channel. Sales of professional power tools and accessories in North America during the third quarter of 2002 matched the level of the third quarter of 2001, a period in which the business introduced a significant number of new products. During the three months ended September 29, 2002, the power tools and accessories business in North America benefited from orders in preparation for fourth-quarter promotions. The Corporation believes that, at September 29, 2002, the levels of its inventories held by certain large customers increased over the comparable levels held earlier in 2002. The Corporation attributes that increase to purchases by those customers in anticipation of planned fourth quarter promotional activities by both the Corporation and the customers. The Corporation's sales during the fourth quarter of 2002 could be adversely impacted if those promotional activities do not meet the customers' expectations.
     Sales of power tools and accessories in Europe increased at a low single-digit rate during the third quarter of 2002 over the corresponding period in 2001, as a high single-digit rate of growth in sales of professional power tools and accessories was offset by a low single-digit decline in sales of consumer products. Lower sales in Germany were more than offset by higher sales in most other European countries. The sales declines in Germany were mainly driven by the continued lower sales of consumer products.
     Sales of power tools and accessories in other geographic areas increased at a mid-single-digit rate for the third quarter of 2002 over the prior year level. Sales of consumer power tools and accessories increased at a high single-digit rate, while sales of professional power tools approximated the prior year's level.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 13.8% for the three-month period ended September 29, 2002, compared to 10.5% for the corresponding 2001 period. The increase in segment profit as a percentage of sales during the third quarter of 2002 was driven by higher gross margins and by slightly lower selling, general, and administrative expenses as a percentage of sales. The higher gross margins principally resulted from higher production levels in 2002 as compared to the lower levels experienced in the corresponding period in 2001 when the business took actions to reduce inventory levels. Gross margin improvements also resulted from savings gained through Six Sigma initiatives and restructuring actions, more favorable product mix, and a decrease in warranty costs during the third quarter of 2002. Gross margins in 2001 were also depressed by price reductions taken by the business in order to trim inventory levels. Segment profit as a percentage of sales during the third quarter of 2002 also increased due to the leverage of selling, general, and administrative expenses over the higher sales volume and to cost reduction initiatives.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended September 29, 2002, increased 4% over the 2001 level.
     During the first nine months of 2002, sales of power tools and accessories in North America increased at a mid-single-digit rate over the same period in 2001. That increase resulted as sales of consumer power tools and accessories grew at a high single-digit rate and sales of professional power tools and accessories grew at a mid-single-digit rate. The consumer business experienced double-digit rates of growth in sales of both its outdoor and home products lines and a mid-single-digit rate of growth in sales of consumer power tools. The consumer business benefited from new product introductions and success in the mass merchant channels. Both the consumer and professional businesses in North America benefited from strong promotional activities during the first nine months of 2002.
     Sales of power tools and accessories in Europe during the first nine months of 2002 decreased at a low single-digit rate from the 2001 level. That decrease resulted as a mid-single-digit rate of increase in sales of professional power tools and accessories was offset by a mid-single-digit rate of decline in sales of consumer products. Lower sales in Germany and the United Kingdom were partially offset by higher sales in most other European countries. The sales declines in Germany and the United Kingdom were mainly driven by lower sales of consumer products, due to the exit of the lawnmower product line in the United Kingdom and to the high level of private label Asian-sourced inventory held by retailers.
     Sales of power tools and accessories in other geographic areas increased at a mid-single-digit rate in the first nine months of 2002 over the 2001 level. That increase occurred as sales of professional power tools and accessories increased at a low single-digit rate and sales of consumer power tools and accessories increased at a mid-single-digit rate.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.8% for the first nine months of 2002 as compared to 7.9% for the corresponding period in 2001. The principal factors that contributed to this improvement also were the primary factors for the improvement in segment profit as a percentage of sales in the three months ended September 29, 2002, previously described. The higher gross margins for the first nine months of 2002 as compared to the corresponding period in 2001 were realized despite the business's provision for expected costs associated with product recalls.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------
                                           Three Months Ended                   Nine Months Ended
                                      September 29,   September 30,     September 29,   September 30,
                                               2002            2001              2002            2001
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $177.6          $185.2            $571.0          $569.9
Segment profit                                 10.5            16.1              32.6            42.0
------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 4% for the three months ended September 29, 2002, as compared to the 2001 level. Lower sales of plumbing products, coupled with lower sales of security hardware in Europe, more than offset a double-digit rate of growth in sales of security hardware in the rest of the world. During the third quarter of 2002, sales of plumbing products declined at a double-digit rate from the prior year level, principally as a result of its loss of shelf space at The Home Depot, and sales of security hardware in Europe also declined at a double-digit rate, principally due to weakness in the construction industry. Those declines were partially offset by a double-digit-rate of growth in sales of security hardware in the rest of the world, due primarily to the success of the brand and product repositioning introduced in North American home centers in late 2001 and to other retailers in 2002.
     As a result of a line review in 2002, the Corporation's plumbing products business will lose significant shelf space at The Home Depot. The plumbing products business expects to lose its shelf space at Home Depot stores in the central and eastern United States, and retain most of its shelf space at Home Depot stores in the western United States. The transition should be complete by the end of 2002. The Corporation expects that this loss of shelf space will negatively impact its plumbing product sales by approximately $15 million in 2002 and by approximately $50 million on an annual basis thereafter. While the plumbing products business is expected to take action to mitigate the impact of this sales loss, the Corporation believes that profitability of its plumbing products business will be adversely affected during the remainder of 2002 and beyond. Because the Corporation has goodwill associated with the plumbing products business, a sustained reduction in the future cash flows of that business beyond that currently anticipated could result in a non-cash write-down of goodwill.
     Sales to  unaffiliated  customers  in the  Hardware  and  Home  Improvement segment for the nine months ended September 29, 2002, approximated the 2001 level. Sales of security hardware in North America grew at a high single-digit rate over the corresponding period in 2001 due to the brand and product repositioning previously described. That increase was substantially offset by a double-digit rate of decline in sales of plumbing products, due primarily to the effects of the loss of shelf space at The Home Depot, lower sales in non-home center channels, and a high single-digit rate of decline in sales of European security hardware.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 5.9% and 5.7% for the three and nine months ended September 29, 2002, respectively, compared to 8.7% and 7.4% for the three and nine months ended September 30, 2001, respectively. That decrease in segment profit as a percentage of sales for the three- and nine-month periods ended September 29, 2002, was principally due to declines in gross margins which were only partially offset by lower selling, general, and administrative expenses as a percentage of sales. Those declines in gross margin resulted from lower production levels at North American security hardware and plumbing product plants, as those businesses took action to reduce inventory levels, and from lower production volumes at European security hardware plants in response to lower sales. In addition, gross margins were negatively impacted by costs related to restructuring activities underway in the plumbing products business. Lower selling, general, and administrative expenses as a percentage of sales for both the three- and nine-month periods ended September 29, 2002, principally resulted from restructuring actions that were taken in 2001 to reduce headcount and reduced promotional spending.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------
                                           Three Months Ended                   Nine Months Ended
                                      September 29,   September 30,     September 29,   September 30,
                                               2002            2001              2002            2001
------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $123.4          $118.1            $376.2          $362.1
Segment profit                                 18.5            14.5              52.8            53.8
------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 4% for the three-month period ended September 29, 2002, as compared to the corresponding 2001 level. That increase stemmed from mid-single-digit rates of increase in sales to automotive and industrial customers in North America, and customers in Asia, coupled with a low single-digit rate of increase in sales to automotive customers in Europe. Those increases were partially offset by lower sales to industrial customers in Europe, where sales declined at a low single-digit rate.
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 4% for the nine months ended September 29, 2002, over the corresponding 2001 period. Incremental sales associated with a distribution business acquired in April 2001 accounted for 3% of the 4% sales growth realized. A double-digit rate of increase in sales to automotive customers, including the effect of the business acquired in April 2001, was partially offset by a mid-single-digit rate of decline in sales to industrial customers, particularly in Europe.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 15.0% for the three months ended September 29, 2002, compared to 12.3% for the corresponding period in 2001. That increase in segment profit as a percentage of sales for the three-month period was principally due to higher gross margins, reflecting higher production levels and lower material costs.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 14.9% in the first nine months of 2001 to 14.0% for the corresponding period in 2002. That decline in segment profit as a percentage of sales for the nine-month period was principally due to lower gross margins, reflecting the inherently lower margins in the distribution business acquired in April 2001, and unfavorable product mix.

Other Segment-Related Matters
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 7 of Notes to Consolidated Financial Statements were $(21.4) million and $(56.3) million for the three- and nine-month periods ended September 29, 2002, respectively, compared to $(14.5) million and $(26.4) million for the comparable periods in 2001. The increase in these unallocated Corporate center operating expenses for the three and nine months ended September 29, 2002, as compared to the prior year levels, was primarily due to an increase in reserves for certain environmental remediation matters and to higher employee-related expenses, including certain centrally managed expenses not allocated directly to the Corporation's business segments.

RESTRUCTURING ACTIVITY
As more fully discussed in Note 9 of Notes to Consolidated Financial Statements and Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, under the caption "Restructuring Actions", during the fourth quarter of 2001, the Corporation formulated a restructuring plan--expected to be completed over a two- to three-year period at a total cost of approximately $190 million. During the fourth quarter of 2001, the Corporation commenced the first phase of that plan and recorded a $99.8 million pre-tax restructuring charge to reduce the Corporation's manufacturing cost base in its Power Tools and
Accessories and Hardware and Home Improvement segments, as well as to reduce selling, general, and administrative expenses throughout all of its businesses. During the three and nine months ended September 29, 2002, the Corporation recorded a $38.4 million restructuring charge relating to its Power Tools and Accessories and Hardware and Home Improvement segments, bringing the project-to-date charges to $138.2 million. During the first nine months of 2002, the Corporation spent approximately $26.7 million on the restructuring plan. A number of the severance actions taken under the restructuring plan require payouts over time periods mandated by local authorities or by the Corporation's existing severance plans.
     The $38.4 million restructuring charge recognized by the Corporation during the three and nine months ended September 29, 2002, principally provides for the closure of a security hardware facility in Waynesboro, Georgia; closure of an accessories packaging facility in England; transfer of certain power tool production from a facility in England to a low-cost facility in the Czech Republic; and the elimination of certain administrative positions, principally in Europe.
     The Corporation anticipates that the pre-tax savings associated with its restructuring actions will benefit 2002 results by at least $10 million. The Corporation expects that pre-tax savings associated with its restructuring actions will approximate $60 million in 2003. The savings that the Corporation expects to achieve in 2002 and 2003 are net of restructuring-related expenses and inefficiencies inherent in the transfer of production and services.
     As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation is required to adopt SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, for restructuring actions initiated after December 31, 2002. As previously indicated, the overall restructuring plan, formulated in the fourth quarter of 2001, is expected to be completed over a two- to three-year period. The Corporation anticipates that additional restructuring actions under this overall plan will be undertaken during the balance of 2002 and/or the 2003-2004 timeframe. After adoption of SFAS No. 146 in 2003, the timing of recognition of certain costs--associated with restructuring actions to be taken by the Corporation in the future--will be affected. The Corporation believes that the impact of the adoption of SFAS No. 146 will be mitigated as the new standard excludes from its scope two significant components of its overall restructuring plan--severance benefits that are subject to an on-going benefit arrangement and asset impairments.
     The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity.

FINANCIAL CONDITION
Operating  activities  provided cash of $234.0 million for the nine months ended
September  29,  2002,  compared  to  $100.5  million  of  cash  provided  in the corresponding period in 2001. The increase in cash provided by operating activities during the nine months ended September 29, 2002, was primarily a result of the amount and timing of payments on certain accrued liabilities, including the favorable timing of income tax payments, and higher net earnings.
     The Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at September 29, 2002, improved slightly as compared to the number of days sales outstanding at
September 30, 2001. Inventory turns at September 29, 2002, increased in comparison to the corresponding period in 2001 as a result of the Corporation's focus on reducing inventory levels. The Corporation expects that its year-end inventory level for 2002 will be similar to 2001, reflecting additional safety stock required to implement its restructuring program.
     Investing activities for the nine months ended September 29, 2002, used cash of $64.9 million compared to $122.8 million of cash used for the corresponding period in 2001. Cash flow from investing activities for the nine-month period ended September 30, 2001, included the use of $30.5 million associated with the acquisition of the automotive division of Bamal Corporation. Cash flow from investing activities benefited from lower capital expenditures during the first nine months of 2002 compared to the corresponding period in 2001. The Corporation anticipates that its capital spending in 2002 will be lower than capital spending in 2001.
     Financing activities used cash of $48.2 million for the nine-month period ended September 29, 2002, compared to cash provided of $26.2 million during the first nine months of 2001. The decrease in cash provided from financing activities is primarily the result of reduced cash proceeds from the issuance of long-term debt, lower outstanding borrowings under the Corporation's short-term credit facilities during the 2002 period as compared to the 2001 period when the Corporation was reducing its borrowing levels, and stock repurchases that occurred during the 2001 period.
     As discussed further in Note 4 of Notes to Consolidated Financial Statements, in April 2002, the Corporation entered into a $250 million 364-day unsecured revolving credit facility. This facility replaced the Corporation's former $400 million 364-day unsecured revolving credit facility. The Corporation reduced the borrowing availability under the facility based upon its anticipated short-term financing needs.
     During the nine months ended September 29, 2002, the Corporation did not repurchase any shares of its common stock. At September 29, 2002, the Corporation had remaining authorization from its Board of Directors to repurchase 1,911,595 shares of its common stock.
     On October 23, 2002, the Corporation announced that, in order to reduce account servicing costs, it has implemented a Selling/Purchasing Program (the "program") for stockholders who, as of November 4, 2002, own fewer than 100 shares of the Corporation's common stock. The Corporation anticipates that the maximum amount of common stock that will be repurchased under the program will be approximately 215,000 shares.
     As discussed further in Note 10 of Notes to Consolidated Financial Statements, in accordance with SFAS No. 87, Employers' Accounting for Pensions, the Corporation expects to record a minimum pension liability adjustment at December 31, 2002 that will result in a direct charge to stockholders' equity of approximately $350 million, net of tax. That charge to stockholders' equity will not impact the Corporation's compliance with its covenants under its borrowing agreements, net earnings in 2002, or cash flow in 2002. The Corporation anticipates that the expense recognized relating to its pension benefit plans in 2003 will increase by approximately $20 million from the 2002 levels.
     In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by the financial community, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the nine months ended September 29, 2002, the Corporation had free cash flow of $167.7 million compared to free cash flow of $8.2 million for the corresponding period in 2001.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at September 29, 2002, compared to 51% at December 31, 2001. Average debt maturity was 7.4 years at September 29, 2002, compared to
7.9 years at December 31, 2001.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the
Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
     By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1(f) of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. An additional risk factor that should be considered is the effect of the U.S. longshoreman's lockout at West Coast ports on the Corporation's ability to obtain products from its facilities and suppliers in China and elsewhere in a timely and cost-effective manner.

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

ITEM 4. CONTROLS AND PROCEDURES
     (a) Within 90 days prior to the date of this report, the Corporation carried out an evaluation--under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer--of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.
     (b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken by the EPA or state authorities to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, when appropriate, management has undertaken, among other things, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted at various sites and facilities, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to the sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of the costs associated with legal, product liability, and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. These accrued liabilities are not discounted.
     As of September 29, 2002, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the Consolidated Financial Statements, was $39.4 million.
     As of September 29, 2002, the Corporation had no known probable but inestimable exposures for awards and assessments in connection with environmental matters and litigation and administrative proceedings that are expected to have a material adverse effect on the Corporation. In the opinion of management, amounts accrued for awards or assessments in connection with environmental matters and litigation and administrative proceedings to which the Corporation is a party are adequate and, accordingly, the ultimate resolution of these matters will not have a material adverse effect on the Corporation.

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

              99.0 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of The Sarbanes-Oxley Act of 2002.

              99.1 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of The Sarbanes-Oxley Act of 2002.

On July 23, 2002, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that, on July 23, 2002, the Corporation had reported its earnings for the three and six months ended June 30, 2002.

On August 12, 2002, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 9 of that Form, stated that, on August 12, 2002, the Corporation's principal executive officer and principal financial officer submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

On September 23, 2002, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 9 of that Form, stated that, on September 23, 2002, the Corporation announced that it affirmed comfort with consensus earnings estimates for the third quarter and full year 2002 despite the loss of shelf space by its plumbing products business.

The Corporation did not file any other reports on Form 8-K during the three-month period ended September 29, 2002.

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


                        THE BLACK & DECKER CORPORATION

                        By /s/ MICHAEL D. MANGAN
                           -----------------------------------------------------
                               Michael D. Mangan
                               Senior Vice President and Chief Financial Officer



                        Principal Accounting Officer

                        By /s/ CHRISTINA M. McMULLEN
                           -----------------------------------------------------
                               Christina M. McMullen
                               Vice President and Controller




Date:  November 11, 2002

                         THE BLACK & DECKER CORPORATION


                           C E R T I F I C A T I O N S

I, Nolan D. Archibald, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of The Black & Decker Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NOLAN D. ARCHIBALD
------------------------------------------------
Nolan D. Archibald
Chairman, President, and Chief Executive Officer
November 11, 2002

                         THE BLACK & DECKER CORPORATION


                           C E R T I F I C A T I O N S

I, Michael D. Mangan, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of The Black & Decker Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL D. MANGAN
-------------------------------------------------
Michael D. Mangan
Senior Vice President and Chief Financial Officer
November 11, 2002