Form 10-K
period 2002-12-31
BLACK & DECKER CORP
filed 2003-02-14
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED                      COMMISSION FILE NUMBER

       December 31, 2002                                    1-1553
-----------------------------------          -----------------------------------


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                     52-0248090
-----------------------------------          -----------------------------------
   (State of Incorporation)                          (I.R.S. Employer
                                                   Identification Number)


      Towson, Maryland                                      21286
-----------------------------------          -----------------------------------
   (Address of principal                                  (Zip Code)
     executive offices)


Registrant's telephone number, including area code: 410-716-3900
                                                    ----------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
      Title of each class                           on which registered
-----------------------------------          -----------------------------------
        Common Stock,                              New York Stock Exchange
   par value $.50 per share                         Pacific Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:        None
                                                            --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was $3,858,726,337.

The number of shares of Common Stock outstanding as of January 24, 2003, was 78,598,839.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

(b)  Financial Information About Business Segments
The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and professional power tools and accessories, electric lawn and garden tools, electric cleaning and lighting products, and product service; Hardware and Home Improvement, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 15 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of
Part II of this report.

(c)  Narrative Description of the Business
The following is a brief description of each of the Corporation's reportable business segments.

POWER TOOLS AND ACCESSORIES
The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and professional corded and cordless electric power tools, lawn and garden tools, home products, accessories and attachments for power tools, and product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside of the United States and Canada; and for sales of household products, principally in Europe and Brazil.
   Power tools include drills, screwdrivers, saws, sanders, grinders, pneumatic nailers, bench and stationary machinery, air compressors, generators, laser products, and WORKMATE(R) project centers and related products. Lawn and garden tools include hedge trimmers, string trimmers, lawn mowers, edgers, blower/vacuums, power sprayers, and related accessories. Home products include upright and hand-held vacuums, flexible flashlights, and wet scrubbers. Power tool accessories include drill bits, circular saw blades, jig and reciprocating saw blades, screwdriver bits and quick-change systems, bonded abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools and electric lawn and garden tools.
   Power tools,  lawn and garden  tools,  home  products,  and  accessories  are marketed  around  the  world  under  the  BLACK &  DECKER  name as well as other trademarks and trade names, including, without limitation, ORANGE AND BLACK COLOR SCHEME; DEWALT; YELLOW AND BLACK COLOR SCHEME; VERSAPAK; NAVIGATOR; PIVOT DRIVER; SANDSTORM; WORKMATE; FIRESTORM; MOUSE; MEGA MOUSE; RTX; SWIVEL; QUANTUM PRO; ZIPSAW MULTI PROJECT TOOL; ALLIGATOR; QUATTRO; PRODUCT FINDER; GIFT FINDER; TOOL SCHOOL; GUARANTEED TOUGH; XRP; SCRUGUN; HOLGUN; BULLS EYE; WILDCAT; EMGLO; MOMENTUM; ELU; GROOM `N' EDGE; VAC `N' MULCH; AFS AUTOMATIC FEED SPOOL; STRIMMER; REFLEX; HEDGE HOG; GRASS HOG; LEAF HOG; EDGE HOG; LAWN HOG; FLEX TUBE; DUSTBUSTER; DIRTBUSTER; STEAMBUSTER; SCUMBUSTER; FLOORBUSTER; SNAKELIGHT; SPOTLITER; SAFELITER; B&D; PIRANHA; BULLET; SCORPION; SERIES 20; SERIES 40; SERIES 60; ROCK CARBIDE; PILOT POINT; RAPID LOAD; TOUGH CASE; and ACCESSORIES FINDER.
   The composition of the Corporation's sales by product groups for 2002, 2001, and 2000 is included in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2002, 2001, or 2000.
   The Corporation's product service program supports its power tools and electric lawn and garden tools. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2002, there were approximately 130 such service centers, of which roughly two-thirds were located in the United States. The remainder was located around the world, primarily in Canada, Asia, and
Europe. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, electric lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
   Most of the Corporation's consumer power tools, electric lawn and garden tools, and electric cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation's professional power tools sold in the United States carry a one-year warranty with similar provisions. Products sold outside of the United States generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations.
   The Corporation's product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, electric lawn and garden tools, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2002, 2001, and 2000. Sales to Lowe's Home Improvement Warehouse, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2002. For additional information regarding sales to The Home Depot and Lowe's Home Improvement Warehouse, see Note 15 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
   The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are plastics, aluminum, copper, steel, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in the form of wire, sheet, bar, and strip stock.
   The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations.
   Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses in the United States are located in Fayetteville, North Carolina; Easton, Maryland; and Tampa, Florida. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Fort Mill, South Carolina, and Rancho Cucamonga, California.
   Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses outside of the United States are located in Buchlberg, Germany; Perugia, Italy; Spennymoor and Maltby, England; Reynosa, Mexico; Uberaba, Brazil; Suzhou, China; and Usti nad Labem, Czech Republic. In addition to the principal facilities described above, the manufacture and assembly of products for the Power Tools and Accessories segment also occurs at the facility of its 50%-owned joint venture located in Shen Zhen, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution center in Tongeren, Belgium, and a facility in Northampton, England.
   For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
   The Corporation holds various patents and licenses on many of its products and processes in the Power Tools and Accessories segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
   The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated previously. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
   A significant portion of the Corporation's sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and professional power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment generally are not seasonal in nature, but may be influenced by other general economic trends.
   The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, electric lawn and garden tools, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

HARDWARE AND HOME IMPROVEMENT
The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products, and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and commercial door locksets, electronic keyless entry systems, exit devices, and master keying systems. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath and kitchen accessories, and replacement parts.
   Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX SECURITY; SOCIETY BRASS COLLECTION; KWIKSET; KWIKSET PLUS; TITAN; BLACK & DECKER; PROTECTO LOCK; TYLO; POLO; KWIK INSTALL; EZ INSTALL; DOM; DIAMANT; ELS; NEMEF; CORBIN CO.; and GEO. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; CLASSIC SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; BACH; SOLO; CONTEMPRA; MARIELLE; TWISTPFIT; MATCHMAKERS; CARMEL; PARISA; SAVANNAH; ARIETTA; ALLEMANDE; GRAZIA; MORCEAU; CATALINA; and GEORGETOWN.
   The composition of the Corporation's sales by product groups for 2002, 2001, and 2000 is included in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2002, 2001, or 2000.
   Most of the Corporation's security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation's plumbing products sold in the United States carry a lifetime warranty with respect to function and finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.
   The Corporation's product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2002, 2001, and 2000. Sales to Lowe's Home Improvement Warehouse, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2002. For additional information regarding sales to The Home Depot and Lowe's Home Improvement Warehouse, see Note 15 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
   The principal materials used in the manufacturing of products in the Hardware and Home Improvement segment are plastics, aluminum, steel, brass, zamak, and ceramics.
   The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources and is in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2002, the amount of product under commodity hedges was not material to the Corporation.
   Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Denison, Texas; Waynesboro, Georgia; and Bristow, Oklahoma.
   Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Bruhl, Germany; Mexicali, Mexico; and Apeldoorn, Netherlands.
   For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
   The Corporation holds various patents and licenses on many of its products and processes in the Hardware and Home Improvement segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.

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

FASTENING AND ASSEMBLY SYSTEMS
The Corporation's Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, assembly systems, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners,  and  self-piercing  riveting  systems.  The  fastening  and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEKNOLOGIES; EMHART; DODGE; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; NPR; PARKER-KALON; POP; POP-LOK; POWERLINK; T-RIVET; ULTRA-GRIP; TUCKER; WARREN; DRIL-KWICK; JACK NUT; KALEI; PLASTIFAST; PLASTI-KWICK; POPMATIC; POPNUT; POP-SERT; SWAGEFORM; WELDFAST; SWS; SPLITFAST; NUT-FAST; WELL-NUT; F-SERIES; MENTOR; POINT & SET; and ULTRASERT. The Fastening and Assembly Systems segment provides platform-management services in addition to the manufacture and sale of the products previously described.
   The composition of the Corporation's sales by product groups for 2002, 2001, and 2000 is included in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2002, 2001, or 2000.
   The principal markets for these products include the automotive, transportation, construction, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide.
   Products are marketed directly to customers and also through distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. There is little seasonal variation in sales.
   The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, it is not materially dependent upon such patents or license rights with respect to its operations.
   Principal manufacturing facilities of the Fastening and Assembly Systems segment in the United States are located in Danbury, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Chesterfield, Michigan. Principal facilities outside of the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see
Item 2, "Properties."
   The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; plastics; and rubber. These materials are readily available from a number of suppliers.

OTHER INFORMATION
The Corporation's product development program for the Power Tools and Accessories segment is coordinated from the Corporation's headquarters in Towson, Maryland. Additionally, product development activities are performed at facilities in Hampstead, Maryland, in the United States; Maltby and Spennymoor, England; Brockville, Canada; Perugia, Italy; Suzhou, China; and Buchlberg and Idstein, Germany.
   Product development activities for the Hardware and Home Improvement segment are performed at facilities in Lake Forest, California; Bruhl, Germany; and Apeldoorn, Netherlands.
   Product development activities for the Fastening and Assembly Systems segment are currently performed at facilities in Danbury and Shelton, Connecticut; Montpelier, Indiana; Campbellsville, Kentucky; Chesterfield and Farmington Hills, Michigan; Birmingham, England; Geissen, Germany; and Toyohashi, Japan.

   Costs  associated  with  development  of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
   As of December 31, 2002, the Corporation employed approximately 22,300 persons in its operations worldwide. Approximately 1,200 employees in the United States are covered by collective bargaining agreements. During 2002, two collective bargaining agreements in the United States were negotiated without material disruption to operations. Four agreements are scheduled for negotiation during 2003. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption "Restructuring Actions" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7, and in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in 2002, the Corporation announced the closure of a security hardware facility in Waynesboro, Georgia, and the closure of power tools and accessories facilities in Easton, Maryland, and Meadowfield, England. Additional restructuring actions taken by the Corporation will also result in the transfer of production from the United States and England to low-cost facilities in Mexico, China, and the Czech Republic. Such closures and/or production transfers may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.
   The Corporation's operations are subject to foreign, federal, state, and local environmental laws and regulations. Many foreign, federal, state, and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for the discharge of pollutants and the disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.
   Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2002, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 27 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
   To minimize  the  Corporation's  potential  liability  with  respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation's estimate of the costs associated with environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2002, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $46.8 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2002, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable.

(d)  Financial Information About Geographic Areas
Reference is made to Note 15 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Information", included in Item 8 of
Part II of this report.

(e)  Available Information
The Corporation files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that the Corporation files with the SEC at http://www.sec.gov.
   The Corporation also makes available free of charge on or through its Internet website (http://www.bdk.com) the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

(f) Executive Officers and Other Senior Officers of the Corporation
The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

o  Nolan D. Archibald - 59
   Chairman, President, and Chief Executive Officer,
     January 1990 - present.

o  Paul A. Gustafson - 60
   Executive Vice President of the Corporation and
     President - Fastening and Assembly Systems Group,
     December 1996 - present.

o  Paul F. McBride - 46
   Executive Vice President of the Corporation and
     President - Power Tools and Accessories Group,
     April 1999 - present;

   Vice President - General Electric Company,
     GE Silicones,
     January 1998 - April 1999;

   President - GE Plastics Asia Pacific,
     August 1997 - January 1998.

o  Charles E. Fenton - 54
   Senior Vice President and General Counsel,
     December 1996 - present.

o  Barbara B. Lucas - 57
   Senior Vice President - Public Affairs and
     Corporate Secretary,
     December 1996 - present.

o  Michael D. Mangan - 46
   Senior Vice President and Chief Financial Officer,
     January 2000 - present;

   Vice President - Investor Relations,
     November 1999 - January 2000;

   Executive Vice President and Chief Financial Officer -
     The Ryland Group, Inc.,
     November 1994 - September 1999.

o  Leonard A. Strom - 57
   Senior Vice President - Human Resources,
     December 1996 - present.

o  Ian R. Carter - 41
   Vice President of the Corporation and President -
     Europe, Power Tools and Accessories Group,
     July 2000 - present;

   Vice President and General Manager -
     European Professional Power Tools,
     Power Tools and Accessories Group,
     December 1999 - June 2000;

   Director - Low & Bonar PLC,
     August 1998 - December 1999;

   President - General Electric Company,
     Specialty Chemicals,
     July 1995 - July 1998.

o  Les H. Ireland - 38
   Vice President of the Corporation and
     Managing Director - Commercial Operations,
     Europe, Power Tools and Accessories Group,
     November 2001 - present;

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

   Vice President of the Corporation and President -
     Accessories, Power Tools and Accessories Group,
     September 2000 - January 2001;

   President - Price Pfister,
     Hardware and Home Improvement Group,
     March 1999 - September 2000;

   Vice President - Sales, Price Pfister,
     Hardware and Home Improvement Group,
     November 1998 - March 1999;

   Vice President - Sales, Industrial Construction Division,
     North American Power Tools,
     Power Tools and Accessories Group,
     October 1996 - November 1998.

o  Thomas D. Koos - 39
   Vice President of the Corporation and President -
     Black & Decker Consumer Products,
     Power Tools and Accessories Group,
     January 2001 - present;

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

   President - North American Consumer Power Tools,
     Power Tools and Accessories Group,
     April 2000 - December 2000;

   Vice President - Business Development,
     Power Tools and Accessories Group,
     August 1999 - April 2000;

   President - Goody Products, Division of
     Newell Rubbermaid Corporation,
     January 1998 - August 1999;

   President - Bernzomatic, Division of
     Newell Rubbermaid Corporation,
     January 1997 - January 1998.

o  Carl C. Liebert - 55
   Vice President of the Corporation and Vice President -
     Six Sigma and Transportation,
     Power Tools and Accessories Group,
     December 2002 - present;

   Vice President of the Corporation and Vice President -
     Supply Chain, Power Tools and Accessories Group,
     October 2001 - December 2002;

   Vice President - Supply Chain, Power Tools and Accessories Group,
     November 1999 - October 2001;

   Vice President - Six Sigma,
     October 1998 - November 1999;

   General Manager - Manufacturing, GE Plastics,
     General Electric Company,
     August 1995 - October 1998.

o  Christina M. McMullen - 47
   Vice President and Controller,
     April 2000 - present;

   Controller,
     January 2000 - April 2000;

   Assistant Controller,
     April 1993 - January 2000.

o  Christopher T. Metz - 37
   Vice President of the Corporation and President -
     North American Hardware and Home Improvement,
     Hardware and Home Improvement Group,
     January 2001 - present;

   Vice President of the Corporation and President -
     Kwikset, Hardware and Home Improvement Group,
     July 1999 - January 2001;

   President - Kwikset, Hardware and
     Home Improvement Group,
     June 1999 - July 1999;

   Vice President and General Manager - European
     Professional Power Tools and Accessories,
     Power Tools and Accessories Group,
     August 1996 - May 1999.

o  Stephen F. Reeves - 43
   Vice President of the Corporation and Vice President -
     Finance, Power Tools and Accessories Group,
     April 2000 - present;

   Vice President - Finance and Strategic Planning,
     January 2000 - April 2000;

   Vice President and Controller,
     September 1996 - January 2000.

o  Mark M. Rothleitner - 44
   Vice President - Investor Relations and Treasurer,
     January 2000 - present;

   Vice President and Treasurer,
     March 1997 - January 2000.

o  Edward J. Scanlon - 48
   Vice President of the Corporation and President -
     Commercial Operations, North America,
     Power Tools and Accessories Group,
     May 1999 - present;

   Vice President of the Corporation and Vice President and General Manager - The Home Depot Division,
     Power Tools and Accessories Group,
     December 1997 - May 1999.

o  John W. Schiech - 44
   Vice President of the Corporation and President -
     DEWALT Professional Products, Power Tools and Accessories Group,
     January 2001 - present;

   Vice President of the Corporation and President -
     North American Professional Power Tools,
     Power Tools and Accessories Group,
     May 1999 - January 2001;

   Vice President of the Corporation and Vice President and General Manager - North American Professional
     Power Tools, Power Tools and Accessories Group,
     December 1997 - May 1999.

o  Robert B. Schwarz - 54
   Vice President of the Corporation and Vice President -
     Manufacturing, DEWALT Professional Products,
     Power Tools and Accessories Group,
     October 2001 - present;

   Vice President - Manufacturing, DEWALT Professional
     Products, Power Tools and Accessories Group,
     December 1995 - October 2001.

(g)  Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the
Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
   By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to:

o The strength of the retail economies in various parts of the world, primarily in the United States and Europe and, to a lesser extent, in Mexico, Central America, the Caribbean, South America, Canada, Asia, and Australia. The Corporation's business is subject to economic conditions in its major markets, including recession, inflation, deflation, general weakness in retail, automotive, and housing markets, and changes in consumer purchasing power.

o The Corporation's ability to maintain mutually beneficial relationships with key customers and to penetrate new channels of distribution. The Corporation has a number of significant customers, including two customers that, in the aggregate, constituted approximately 30% of its consolidated sales for 2002. The loss of either of these significant customers or a material negative change in the Corporation's relationships with these significant customers could have an adverse effect on its business. The Corporation's inability to continue penetrating new channels of distribution may have a negative impact on its future sales and business.

o Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels.

o Market acceptance of the new products introduced in 2002 and scheduled for introduction in 2003, as well as the level of sales generated from these new products relative to expectations, based on existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connections with the introduction of these new products.

o The Corporation's ability to develop and introduce new products at favorable margins. Numerous uncertainties are inherent in successfully developing and introducing new products on a consistent basis.

o Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles. The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, the Corporation is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The Corporation believes its most significant foreign currency exposures are the euro and pound sterling.

o Increased competition. Worldwide, the markets in which the Corporation sells products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

o Changes in consumer preference or loyalties.

o Price reductions taken by the Corporation in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand that may not result in anticipated sales levels.

o The Corporation's ability to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated.

o Foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic, and regulatory risks and difficulties.

o The effects of litigation, environmental remediation matters, and product liability exposures, as well as other risks and uncertainties detailed from time to time in the Corporation's filings with the Securities and Exchange Commission.

o The Corporation's ability to generate sufficient cash flows to support capital expansion, business acquisition plans, share repurchase program, and general operating activities, and the Corporation's ability to obtain necessary financing at favorable interest rates.

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

o The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

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

ITEM 2. PROPERTIES

The Corporation operates 39 manufacturing facilities around the world, including 20 located outside of the United States in 10 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(c) of Part I of this report.
   The Corporation owns most of its facilities with the exception of the following major leased facilities:
   In the United States: Tampa, Florida; Chesterfield, Michigan; and Towson, Maryland.
   Outside of the United States: Maltby, England; Tongeren, Belgium; Reynosa and Mexicali, Mexico; and Usti nad Labem, Czech Republic.
   Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant that is located on leased land in Suzhou, China.
   As more fully described in Item 7 of Part II of this report under the caption "Restructuring Actions", during the fourth quarter of 2001, the Corporation commenced actions on a restructuring plan that will, among other matters, reduce its manufacturing footprint. Additional actions under that restructuring plan were initiated during the second half of 2002. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and lower product costs and will take appropriate action as deemed necessary.
   Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
   As previously noted under Item 1(c) of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by the Corporation but at which the Corporation has been identified as a PRP. Others involve current and former manufacturing facilities.
   The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
   In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2002, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information
The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.
   The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:
--------------------------------------------------------------------------------
Quarter                                  2002                               2001
--------------------------------------------------------------------------------
January to March           $49.950 to $35.000                 $46.950 to $34.500
April to June              $50.500 to $45.320                 $42.500 to $36.310
July to September          $49.060 to $35.660                 $43.150 to $28.260
October to December        $48.210 to $37.000                 $39.880 to $29.740
--------------------------------------------------------------------------------

(b)  Holders of the Corporation's Capital Stock
As of January 24, 2003, there were 14,233 holders of record of the Corporation's Common Stock.

(c)  Dividends
The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facilities, as more fully described in Note 5 of Notes to Consolidated Financial Statements included in
Item 8 of Part II of this report, do not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
   Quarterly dividends per common share for the most recent two years are as follows:
--------------------------------------------------------------------------------
Quarter                                                         2002        2001
--------------------------------------------------------------------------------
January to March                                                $.12        $.12
April to June                                                    .12         .12
July to September                                                .12         .12
October to December                                              .12         .12
--------------------------------------------------------------------------------
                                                                $.48        $.48
================================================================================

Common Stock:
150,000,000 shares authorized,  $.50 par value, 79,604,786 and 79,829,641 shares outstanding as of December 31, 2002 and 2001, respectively.

Preferred Stock:
5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2002 and 2001.

(d)  Annual Meeting of Stockholders
The 2003 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 29, 2003, at 9:30 a.m. at the Sheraton Baltimore North Hotel, 903 Dulaney Valley Road, Towson, Maryland 21204.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
------------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars Except Per Share Data)                      2002 (b)(e)      2001 (b)      2000 (c)      1999          1998 (d)
------------------------------------------------------------------------------------------------------------------------------------
Sales (a)                                                    $4,394.0         $4,245.6      $4,474.9      $4,448.8      $4,494.3
Net earnings (loss)                                             229.7            108.0         282.0         300.3        (754.8)
Net earnings (loss) per common share - basic                     2.86             1.34          3.37          3.45         (8.22)
Net earnings (loss) per common share - assuming dilution         2.84             1.33          3.34          3.40         (8.22)
Total assets                                                  4,130.5          4,014.2       4,089.7       4,012.7       3,852.5
Long-term debt                                                  927.6          1,191.4         798.5         847.1       1,148.9
Redeemable preferred stock of subsidiary (f)                    208.4            196.5         188.0            --            --
Cash dividends per common share                                   .48              .48           .48           .48           .48
------------------------------------------------------------------------------------------------------------------------------------

(a) As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, sales for the years ended December 31, 1998 through 2001, have been restated to reflect the adoption, effective January 1, 2002, of Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products.
(b) As more  fully  disclosed  in Note 17 of  Notes  to  Consolidated  Financial
    Statements included in Item 8 of Part II of this report, under a restructuring program developed by the Corporation in the fourth quarter of 2001, earnings for 2002 and 2001 include a restructuring charge of $50.7 million and $99.8 million before taxes, respectively ($31.7 million and $70.6 million after taxes, respectively).
(c) Earnings for 2000 include a restructuring charge of $39.1 million before taxes ($27.6 million after taxes) and a gain on sale of business of $20.1 million before taxes ($13.1 million after taxes).
(d) Earnings for 1998 include a restructuring charge of $164.7 million before taxes ($117.3 million after taxes), a gain on the sale of businesses of $114.5 million before taxes ($16.5 million after taxes), and a write-off of goodwill of $900.0 million.
(e) As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards
    (SFAS) No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, goodwill is no longer amortized by the Corporation.
(f) Included in other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Corporation reported net earnings of $229.7 million, or $2.84 per share on a diluted basis, for the year ended December 31, 2002, compared to net earnings of $108.0 million, or $1.33 per share on a diluted basis, for the year ended December 31, 2001. Net earnings for the year ended December 31, 2001, would have been $134.4 million, or $1.66 per share on a diluted basis, using the new accounting standard for goodwill.
   Net earnings for the year ended December 31, 2002, included a pre-tax restructuring charge of $50.7 million ($31.7 million net of tax). Net earnings for the year ended December 31, 2001, included a pre-tax restructuring charge of $99.8 million ($70.6 million net of tax). Excluding the impact of the 2002 and 2001 restructuring charges, and, for 2001, goodwill amortization, net earnings for the year ended December 31, 2002, would have been $261.4 million, or $3.23 per share on a diluted basis, compared to net earnings of $205.0 million, or $2.53 per share on a diluted basis, for the year ended December 31, 2001.
   In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

Sales
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2002, 2001, and 2000.
--------------------------------------------------------------------------------
                                                  Year Ended December 31,
                                          --------------------------------------
(Dollars in millions)                         2002          2001          2000
--------------------------------------------------------------------------------
Total sales                               $4,394.0      $4,245.6      $4,474.9
--------------------------------------------------------------------------------
Unit volume                                      4%           (1)%           6%
Price                                           (2)%          (2)%          (2)%
Currency                                         1%           (2)%          (3)%
--------------------------------------------------------------------------------
Change in total sales                            3%           (5)%           1%
================================================================================
   Total consolidated sales for the year ended December 31, 2002, were $4,394.0 million, which represented a 3% increase over 2001 sales of $4,245.6 million. Total unit volume had a 4% positive impact on sales during 2002 compared to 2001. The increase in unit volume was primarily attributable to higher unit volume in both the power tools and accessories and security hardware businesses in North America as well as unit volume increases in sales to automotive customers by the Fastening and Assembly Systems segment. These increases were partially offset by unit volume declines in the plumbing products and European security hardware businesses. Pricing actions, taken as a result of customer and competitive pressure, had a 2% negative effect on sales for 2002 as compared to 2001. The effect of a weaker U.S. dollar compared to certain other foreign currencies, particularly the euro and the pound sterling, caused a 1% increase in the Corporation's consolidated sales during 2002 over the prior year level.
   Total consolidated sales for the year ended December 31, 2001, were $4,245.6 million, which represented a 5% decrease from 2000 sales of $4,474.9 million. Total unit volume had a 1% negative impact on sales during 2001 compared to the prior year. Unit volume was negatively affected by weak economic conditions and inventory reductions by retailers in the United States. The impact of these negative factors was partially offset by incremental sales of businesses acquired by the Corporation. Pricing actions taken in response to customer and competitive pressures, as well as to reduce the Corporation's inventory levels, had a 2% negative effect on sales for 2001 as compared to 2000. The negative effects of a stronger dollar compared to other foreign currencies, particularly the euro, pound sterling, and Brazilian real, caused a 2% decrease in the Corporation's consolidated sales during 2001 from the prior year level.

Earnings
The Corporation reported consolidated operating income of $370.1 million on sales of $4,394.0 million in 2002, compared to operating income of $247.8 million on sales of $4,245.6 million in 2001 and to operating income of $503.3 million on sales of $4,474.9 million in 2000.
   Consolidated operating income for 2002 included a pre-tax restructuring charge of $50.7 million. Consolidated operating income for 2001 included a pre-tax restructuring charge of $99.8 million. Consolidated operating income for 2000 included a pre-tax restructuring charge of $39.1 million and a pre-tax gain on sale of business of $20.1 million. That gain was recognized in connection with the sale during 2000 of a $25.0 million senior increasing rate discount note, payable by True Temper Corporation, received in connection with the September 1998 recapitalization of the Corporation's recreational products business, True Temper Sports, as well as the Corporation's remaining interest in True Temper Corporation. Operating income for the years ended December 31, 2001 and 2000, included goodwill amortization of $26.4 million and $25.4 million, respectively. No goodwill amortization is included in the 2002 results due to a change in accounting standards. Excluding these unusual items and the amortization of goodwill in 2001 and 2000, consolidated operating income as a percentage of sales would have been 9.6% in 2002, 8.8% in 2001, and 12.2% in 2000.
   Consolidated gross margin as a percentage of sales for 2002 was 34.5% as compared to 33.0% for 2001. The increase in gross margin in 2002 was attributable to several positive factors that included: (i) higher productivity, including Six Sigma productivity initiatives; (ii) higher production levels as the Corporation returned to more normal production levels in its power tools and accessories business in 2002, after lowering production levels in 2001 to reduce inventories; (iii) more favorable product mix; and (iv) savings associated with restructuring actions. These positive factors more than offset the cost of end-user promotional programs as well as pricing actions taken by the Corporation as a result of customer and competitive pressure.
   Consolidated gross margin as a percentage of sales for 2001 was 33.0% compared to 35.4% for 2000. While the results of the Corporation's Six Sigma and other productivity initiatives positively impacted gross margin in 2001, other negative factors offset that favorability. Those negative factors included: (i) pricing actions taken by the Corporation in response to both customer and competitive pressures, as well as price reductions to increase sales of certain inventories; and (ii) lower manufacturing volumes, as the Corporation took actions to reduce its inventory levels, which resulted in unfavorable manufacturing overhead absorption as well as reduced productivity.
   Consolidated selling, general, and administrative expenses as a percentage of sales were 25.0% in 2002, compared to 24.8% in 2001 and 23.8% in 2000. Selling, general, and administrative expenses as a percentage of sales for the years ended December 31, 2001 and 2000, would have been 24.1% and 23.2%, respectively, using the new accounting standard for goodwill. Excluding goodwill amortization recognized in 2001, selling, general, and administrative expenses for 2002 rose, as compared to 2001, as the Corporation increased its reserves for certain environmental remediation matters and recognized greater employee-related expenses. The increase in selling, general, and administrative expenses as a percentage of sales from 2000 to 2001 was primarily due to lower sales in 2001, partially offset by the favorable impact of cost containment initiatives and certain variable expenses.
   Consolidated net interest expense (interest expense less interest income) was $57.8 million in 2002, compared to $84.3 million in 2001 and $104.2 million in 2000. The lower net interest expense in 2002, as compared to 2001, resulted from both lower borrowing levels and lower interest rates. The lower net interest expense for 2001 compared to 2000 was primarily the result of lower interest rates.
   Other expense (income) was $4.9 million in 2002 compared to $8.2 million in 2001 and $(5.5) million in 2000. The increase in other expense in 2001 was primarily the result of dividends on a subsidiary's preferred shares as more fully described in Note 11 of Notes to Consolidated Financial Statements.
   Consolidated income tax expense of $77.7 million, $47.3 million, and $122.6 million was recognized on the Corporation's pre-tax income of $307.4 million, $155.3 million, and $404.6 million for 2002, 2001 and 2000, respectively. Excluding, for 2002, the income tax benefit of $19.0 million relating to the pre-tax restructuring charge of $50.7 million and, for 2001, the income tax benefit of $29.2 million relating to the pre-tax restructuring charge of $99.8 million, and, for 2000, the income tax benefits of $11.5 million related to the pre-tax restructuring charge of $39.1 million and the income tax expense of $7.0 million related to the pre-tax gain on sale of business of $20.1 million, the Corporation's reported tax rate would have been 27% in 2002 and 30% in 2001 and 2000. The reduction in the effective tax rate during 2002, excluding the income tax benefit associated with the 2002 restructuring charge, is attributable to the amortization of non-deductible goodwill in 2001. A further analysis of taxes on earnings is included in Note 9 of Notes to Consolidated Financial Statements.
   The Corporation reported net earnings of $229.7 million, $108.0 million, and $282.0 million, or $2.84, $1.33, and $3.34 per share on a diluted basis, for the years ended December 31, 2002, 2001, and 2000, respectively. Net earnings include the effects of after-tax restructuring charge of $31.7 million, $70.6 million, and $27.6 million in 2002, 2001, and 2000, respectively, and the after-tax gain on sale of business of $13.1 million in 2000. Net earnings for the years ended December 31, 2001 and 2000, included $26.4 million and $25.4 million, respectively, of goodwill amortization. No goodwill amortization is included in the 2002 results due to a change in accounting standards. Excluding the restructuring charges for 2002, 2001, and 2000, goodwill amortization for 2001 and 2000, and the gain on sale of business in 2000, net earnings for the year ended December 31, 2002, would have been $261.4 million, or $3.23 per share on a diluted basis, compared to $205.0 million, or $2.53 per share on a diluted basis, and $321.9 million, or $3.81 per share on a diluted basis, for the years ended December 31, 2001 and 2000, respectively. In addition to the impact of the operational matters previously described, earnings per share for 2001, as compared to 2000, also benefited from lower shares outstanding as a result of a stock repurchase program.

Business Segments
As more fully described in Note 15 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments:
Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

POWER TOOLS AND ACCESSORIES
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 15 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
Year Ended December 31,                         2002          2001          2000
--------------------------------------------------------------------------------
Sales to unaffiliated customers             $3,108.3      $3,008.9      $3,072.4
Segment profit                                 352.1         250.0         349.4
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Power Tools and Accessories segment during 2002 increased 3% over the 2001 level. In North America, sales of consumer power tools and accessories and sales of professional power tools and accessories grew at a mid-single-digit rate. The consumer business experienced double-digit rates of growth in sales of both its outdoor and home products lines and a low single-digit rate of growth in sales of consumer power tools. Both the consumer and professional businesses in North America benefited from promotional activities during 2002.
   Sales of power tools and accessories in Europe during 2002 decreased at a low single-digit rate from the 2001 level. That decrease resulted as a mid-single-digit rate of increase in sales of professional power tools and accessories was offset by a mid-single-digit rate of decline in sales of consumer products. Lower sales in Germany and the United Kingdom were partially offset by higher sales in most other European countries. The sales declines in Germany and the United Kingdom were mainly driven by lower sales of consumer products, due to the exit of the lawnmower product line in the United Kingdom and to the high level of private label Asian-sourced inventory held by retailers early in 2002.
   Sales in other geographic areas increased at a mid-single-digit rate in 2002 over the 2001 levels as sales of professional power tools and accessories and consumer power tools and accessories increased at a mid-single-digit rate.
   Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.3% for 2002 compared to 8.3% in 2001. The increase in segment profit as a percentage of sales during 2002 was driven by higher gross margins and by slightly lower selling, general, and administrative expenses as a percentage of sales. The higher gross margins principally resulted from higher production levels in 2002 as compared to the lower levels experienced in the corresponding period in 2001 when the business took actions to reduce inventory levels, savings gained through Six Sigma initiatives and restructuring actions, more favorable product mix, and a decrease in warranty costs. Gross margins in 2001 were also depressed by price reductions taken by the business in order to reduce inventory levels. Segment profit as a percentage of sales during 2002 also increased due to the leverage of selling, general, and administrative expenses over the higher sales volume. Selling, general, and administrative expenses increased in 2002 from the 2001 levels due to increased marketing and promotional expenses and higher employee-related costs, which were partially offset by restructuring savings and other cost reduction initiatives.
   Sales to unaffiliated customers in the Power Tools and Accessories segment during 2001 decreased 2% from the 2000 level. In North America, sales of power tools and accessories during 2001 decreased at a low single-digit rate from the 2000 level, with sales declines experienced in both professional and consumer power tools and accessories. Those declines were mainly driven by unfavorable economic conditions in the United States and actions taken by certain major customers to reduce inventory levels. These negative factors were partially offset by incremental sales of professional power tools associated with two businesses acquired in June and December of 2000.
   Sales in Europe during 2001 decreased at a mid-single-digit rate from the 2000 level, driven by a double-digit rate of decline in sales of both outdoor products and consumer power tools. These declines were partially offset by a mid-single-digit rate of growth in sales of professional power tools. Sales of outdoor products and consumer power tools were negatively impacted during 2001 by slowing economic conditions, particularly in Germany and the United Kingdom, coupled with inventory actions by retailers with high levels of private label Asian products. The growth in professional power tools during 2001 resulted, in part, from the transition from the ELU(R) to the DEWALT(R) brand in Europe.
   Sales in other geographic areas increased at a high single-digit rate in 2001 from the 2000 level, as higher sales were achieved in professional power tools, consumer power tools and outdoor products.
   Segment profit as a percentage of sales for the Power Tools and Accessories segment was 8.3% for 2001 compared to 11.4% in 2000. The declines in segment profit during 2001 were driven by lower gross margins as a percentage of sales resulting from the Corporation's actions to reduce inventory, including price reductions and lower production levels, which resulted in unfavorable manufacturing absorption and slightly higher selling, general, and administrative expenses as a percentage of sales. The higher expenses as a percentage of sales reflected decreased promotional spending offset by higher distribution, transportation, and information systems expenses.

HARDWARE AND HOME IMPROVEMENT
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 15 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
Year Ended December 31,                         2002          2001          2000
--------------------------------------------------------------------------------
Sales to unaffiliated customers               $758.0        $766.2        $831.5
Segment profit                                  53.0          59.1         113.5
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Hardware and Home Improvement segment for 2002 decreased 1% from the 2001 level. Sales of security hardware in North America grew at a high single-digit rate over the 2001 level due primarily to the success of the brand and product repositioning introduced in North American home centers in late 2001 and to other customers in 2002. That increase was offset by a double-digit rate of decline in sales of plumbing products, due primarily to the effects of a loss of shelf space at The Home Depot, lower sales in non-home center channels, and a high single-digit rate of decline in sales of European security hardware.

   As a result of a line review in 2002, the Corporation's plumbing products business lost significant shelf space at The Home Depot. After the transition, which was substantially complete by the end of 2002, the plumbing products business retained shelf space at The Home Depot stores in the western United States but lost shelf space at The Home Depot stores in the central and eastern United States. That loss of shelf space negatively impacted plumbing product sales by approximately $22 million in 2002. The Corporation expects that the loss of shelf space at The Home Depot will negatively impact plumbing product sales by approximately $60 million on an annual basis. While the plumbing products business is taking action to mitigate the impact of this sales loss, the Corporation believes that profitability of its plumbing products business will be adversely affected. Because the Corporation has goodwill associated with the plumbing products business, a sustained reduction in the future cash flows of that business beyond that currently anticipated could result in a non-cash write-down of goodwill.
   Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined to 7.0% in 2002 from 7.7% in 2001. That decrease in segment profit as a percentage of sales was principally due to declines in gross margins which were only partially offset by lower selling, general, and administrative expenses as a percentage of sales. Those declines in gross margins resulted from lower production levels at North American security hardware and plumbing product plants, as those businesses took action to reduce inventory levels, and from lower production volumes in European security hardware plants in response to lower sales. In addition, gross margins were negatively impacted by costs related to restructuring activities in the plumbing products business. Lower selling, general, and administrative expenses as a percentage of sales for 2002 principally resulted from restructuring actions that were taken in 2001 to reduce headcount and reduced promotional spending.
   Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 8% for 2001 from the 2000 level. Sales of security hardware in North America decreased at a high single-digit rate, with sales decreasing in both the retail and construction channels. Sales of plumbing products decreased at a low double-digit rate, with sales decreasing more significantly in the retail channels. Sales in the retail channels were impacted by the weak retail environment and inventory correction actions taken by retailers, and the continuing effects of a line review conducted in 2000 by a major customer. Sales of security hardware in Europe were flat as compared to the prior year level.
   Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 7.7% for 2001 compared to 13.7% for 2000. Segment profit as a percentage of sales in 2001 was negatively impacted by a mid-single-digit decline in gross margins and a slight increase in selling, general, and administrative expenses as a percentage of sales. The decrease in gross margins for 2001, was primarily a result of manufacturing inefficiencies and costs associated with manufacturing transition issues in the North American security hardware business and with lower production volumes of North American security hardware and plumbing products. Selling, general, and administrative expenses in the Hardware and Home Improvement segment decreased slightly in 2001; however, these expenses increased as a percentage of sales given the reduced sales in 2001.

FASTENING AND ASSEMBLY SYSTEMS
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 15 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):
--------------------------------------------------------------------------------
Year Ended December 31,                         2002          2001          2000
--------------------------------------------------------------------------------
Sales to unaffiliated customers               $502.4        $478.4        $489.3
Segment profit                                  72.1          68.4          80.4
--------------------------------------------------------------------------------
   Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 5% in 2002 over 2001. Incremental sales associated with a distribution business acquired in April 2001 accounted for 2 percentage points of the 5% sales growth realized. A double-digit rate of increase in sales to automotive customers, including the effect of the business acquired in April 2001, was partially offset by a mid-single-digit rate of decline in sales to industrial customers, particularly in Europe.
   Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 14.4% in 2002 approximated the 2001 level.
   Sales to unaffiliated customers in the Fastening and Assembly Systems segment for 2001 declined 2%, as compared to 2000, due to a double-digit rate decrease in sales to industrial customers offset by a high single-digit rate of growth in automotive product sales, including incremental sales associated with a business acquired in April 2001, and a mid-single-digit rate of growth of sales in Asia.
   Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 14.3% for 2001 compared to 16.4% for 2000. The decline in segment profit as a percentage of sales for 2001 was principally due to declines in gross margin as a percentage of sales resulting from unfavorable mix, due to lower margins in the distribution business acquired in April 2001, and pricing pressure.

OTHER SEGMENT-RELATED MATTERS
Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $8.6 million, $.6 million, and $14.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. The $8.6 million of segment-related expenses excluded from segment profit in 2002 principally related to reserves for employee-related matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments. The $14.1 million of segment-related expenses excluded from segment profit in 2000 principally related to reserves for certain legal matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments and for the elimination of the Power Tools and Accessories segment's recognition of profit from a joint venture until such time as inventory purchased from that joint venture has been sold to external customers.
   Amounts allocated to reportable business segments in arriving at segment profit were less than Corporate center operating expenses, eliminations, and other amounts, as identified in the second table included in Note 15 of Notes to Consolidated Financial Statements, by $85.3 million, $45.2 million, and $25.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in these unallocated Corporate center operating expenses for 2002 as compared to 2001 was primarily due to an increase in reserves for certain environmental remediation matters and to higher employee-related expenses, including certain centrally managed expenses not allocated directly to the Corporation's business segments. The increase in these unallocated Corporate center operating expenses for 2001 as compared to 2000 was primarily due to higher employee-related expenses, including certain centrally managed expenses not allocated directly to the Corporation's business segments.
   As indicated above and in Note 15 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $50.7 million pre-tax restructuring charge recognized in 2002, $26.3 million related to the businesses in the Power Tools and Accessories segment, and $24.4 million related to the businesses in the Hardware and Home Improvement segment. Of the $99.8 million pre-tax restructuring charge recognized in 2001, $81.4 million related to the businesses in the Power Tools and Accessories segment, $17.5 million related to businesses in the Hardware and Home Improvement segment, and $.9 million related to businesses in the Fastening and Assembly Systems segment. Of the $39.1 million pre-tax restructuring charge recognized in 2000, $29.6 million related to businesses in the Power Tools and Accessories segment and $9.5 million related to businesses in the Hardware and Home Improvement segment.

Restructuring Actions
The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2002, is included in Note 17 of Notes to Consolidated Financial Statements.
   During the fourth quarter of 2001, the Corporation formulated a restructuring plan designed to reduce its manufacturing footprint, variable production costs, and selling, general, and administrative expenses. The Corporation initially anticipated that the cost of the total restructuring plan - expected to be completed over a two- to three-year period - would be $190 million. During 2001 and 2002, the Corporation has recognized pre-tax restructuring charges that total $150.5 million. The Corporation currently anticipates that the cost of the total restructuring plan will approximate $170 million and is expected to be completed during 2004.
   During 2001, the Corporation commenced the first phase of that restructuring plan and recorded a pre-tax restructuring charge of $99.8 million. That $99.8 million charge was net of $4.2 million of reversals of previously provided restructuring reserves that were no longer required. During 2002, the Corporation continued to execute its restructuring plans and recorded a pre-tax restructuring charge of $50.7 million. That $50.7 million charge was net of $11.0 million of reversals of previously provided restructuring reserves that were no longer required.
   The $50.7 million pre-tax restructuring charge recognized in 2002 reflects actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. Actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States, the closure of an
accessories   packaging  facility  in  England,  and  the  transfer  of  certain additional power tool production from a facility in England to a low-cost facility in the Czech Republic. Actions to reduce the Corporation's manufacturing cost base in the Hardware and Home Improvement segment include the closure of a security hardware facility in the United States. The 2002 restructuring charge also includes pension curtailment losses stemming from headcount reductions associated with the restructuring actions.

   The $99.8 million pre-tax restructuring charge recognized in 2001 reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses throughout all of its businesses. Actions to reduce the Corporation's manufacturing cost base included the closure of two facilities in the Power Tools and Accessories segment in the United States as well as the closure by the Hardware and Home Improvement segment of a plumbing products facility in the United States. In addition, actions associated with the 2001 restructuring charge included the transfer of certain production and service operations in the Power Tools and Accessories and Hardware and Home Improvement segments from facilities in the United States and England to low-cost facilities in Mexico and China and to a new low-cost facility in the Czech Republic. In addition to these changes to the Corporation's manufacturing footprint, the 2001 restructuring plan also provided for the outsourcing of certain manufactured items. The 2001 restructuring charge provided for actions to reduce selling, general, and administrative expenses, principally in the United States and Europe, including consolidation of certain distribution locations and other administrative functions, as well as reductions in selling and administrative headcount.
   As indicated in Note 17 of Notes to Consolidated Financial Statements, the severance benefits accrual, included in the $50.7 million and $99.8 million pre-tax restructuring charges taken in 2002 and 2001, respectively, related to the elimination of approximately 3,500 positions in high-cost manufacturing locations and in certain administrative positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 3,200 replacement positions will be filled, yielding a net total of 300 positions eliminated as a result of the 2002 and 2001 restructuring actions.
   As described above, the overall restructuring plan will be completed during 2004. Accordingly, the remainder of that overall restructuring plan, as currently envisioned, will be implemented in 2003 and 2004. Restructuring charges of approximately $20 million are expected to be recognized in those years - in addition to the $150.5 million recognized in 2001 and 2002. Given the nature and duration of this restructuring plan, charges to be incurred in future years are subject to varying degrees of estimation associated with key assumptions, such as actual timing of execution, currency impacts, general economic conditions, and other variables.
   In addition to the recognition of restructuring and exit costs, the Corporation also recognizes related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under generally accepted accounting principles (restructuring-related expenses). Those restructuring-related expenses include items - directly related to the underlying restructuring actions - that benefit ongoing operations, such as costs associated with the transfer of equipment. Operating results for the year ended December 31, 2002, included $17.0 million of restructuring-related expenses.
   The Corporation realized benefits of approximately $25.0 million in 2002, net of restructuring-related expenses. The Corporation expects that incremental pre-tax savings associated with the restructuring plan will benefit 2003 and 2004 results, by $35 million and $40 million, respectively, net of restructuring-related expenses. Ultimate savings realized from restructuring actions may be mitigated by such factors as continued economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.
   During 2000, the Corporation recognized pre-tax restructuring and exit costs of $39.1 million. That restructuring charge provided for the transfer of certain power tool production in England to low-cost manufacturing facilities in China, including the facility of the Corporation's 50%-owned joint venture, and for manufacturing rationalization in the Hardware and Home Improvement segment. In addition, the 2000 restructuring charge provided for reductions in administrative functions, principally in the Power Tools and Accessories segment in Europe, and for the integration of the accessories business in North America, which previously operated on a stand-alone basis, into the professional and consumer power tools business in North America.
   As previously indicated, the pre-tax restructuring charges recognized in 2002 and 2001 of $50.7 million and $99.8 million, respectively, were net of reversals in 2002 and 2001 of previously provided restructuring reserves that were no longer required of $11.0 million and $4.2 million, respectively. Adjustments to the severance component of restructuring reserves previously established related to: (i) actual attrition factors that differed from those initially estimated;
(ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and (iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. During 2002 and 2001, none of the adjustments to the severance obligations recorded in connection with restructuring actions was individually significant. Adjustments to the asset write-down component of restructuring reserves previously established related to the receipt of proceeds in excess of carrying values of fixed assets that were disposed of in connection with the restructuring actions. Adjustments to the other charge component of restructuring reserves previously established principally related to settlement of operating lease commitments at amounts less than initially estimated or the Corporation's ability to sublease certain facilities exited as part of the restructuring actions.
   Asset write-downs taken as part of the 2002 restructuring charge included land, buildings, and manufacturing equipment. Asset write-downs taken as part of the 2001 and 2000 restructuring charges principally related to manufacturing equipment. The carrying values of land and buildings to be sold were written down to their estimated fair values, generally based upon third party offers, less disposal costs. The carrying values of manufacturing equipment and furniture and fixtures were written down to their fair value based upon estimated salvage values, which generally were negligible, less disposal cost.

Hedging Activities
The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the euro, pound sterling, Canadian dollar, Swedish krona, Japanese yen, Chinese renminbi, Australian dollar, Mexican peso, Czech koruna, and Brazilian real. Through its foreign currency activities, the Corporation seeks to reduce the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.
   On January 1, 2002, the twelve participating member countries of the European Monetary Union canceled their respective legacy currencies which were replaced by the euro as legal tender. The Corporation believes that the introduction of the euro has resulted in increased competitive pressures in continental Europe due to the heightened transparency of intra-European pricing structures.
   From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.
   Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders' equity. During 2002, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders' equity, increased stockholders' equity by $60.2 million compared to a decrease of $17.7 million in 2001.
   As more fully explained in Note 7 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the cash flows of its indebtedness, through the use of interest rate swap agreements.
   In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at December 31, 2002, compared to 51% at December 31, 2001, and 65% at December 31, 2000. At December 31, 2002, average debt maturity was 7.2 years compared to 7.9 years at December 31, 2001, and 5.4 years at December 31, 2000.

INTEREST RATE SENSITIVITY
The following table provides information as of December 31, 2002, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 2002.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Fair Value
                                                                                                                           (Assets)/
(U.S. Dollars in Millions)             2003        2004        2005        2006        2007    Thereafter       Total    Liabilities
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings
Variable rate (other currencies)     $  4.6       $  --      $   --      $   --      $   --        $   --    $    4.6      $    4.6
   Average interest rate               3.37%                                                                     3.37%
Long-term debt
Fixed rate (U.S. dollars)            $309.9       $  .4      $   .4      $154.8      $150.0        $550.0    $1,165.5      $1,277.0
   Average interest rate               7.50%       7.00%       7.00%       7.00%       6.55%         7.11%       7.13%
Fixed rate (other currencies)        $   .8       $  --      $   --      $   --      $   --        $   --    $     .8      $     .8
   Average interest rate               1.52%                                                                     1.52%
Other long-term liabilities
Fixed rate (U.S. dollars)            $   --       $  --      $188.0      $   --      $   --        $   --    $  188.0      $  208.4
   Average interest rate                                       5.69%                                             5.69%

INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)            $125.0       $  --      $188.0      $125.0      $ 75.0        $275.0    $  788.0      $  (85.0)
   Average pay rate (a)
   Average receive rate                6.02%                   6.49%       6.03%       5.93%         5.70%       6.01%
------------------------------------------------------------------------------------------------------------------------------------

(a) The average pay rate is based upon 6-month forward LIBOR, except for $350.0 million in notional principal amount which matures in 2007 and thereafter and is based upon 3-month forward LIBOR.


FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY
As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2002, the Corporation has hedged a portion of its 2003 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2003 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar and a uniform 10% weakening in the value of the United States dollar. The larger loss computed was that under an assumed uniform 10% strengthening of the United States dollar, which the Corporation estimated would have the effect of reducing gross profits for 2003 by approximately $7 million.
   As previously indicated, the sensitivity analysis of the effects of changes in foreign currency exchange rates on the Corporation's gross profits for 2003 were estimated based upon the larger loss computed in the event of an assumed uniform 10% strengthening or weakening in the value of the United States dollar. That analysis assumes that certain currencies, particularly the Chinese renminbi, that have been pegged in relation to the United States dollar in recent years, move against the United States dollar in the case of an assumed 10% strengthening or weakening. Were those currencies to continue to be pegged against the value of the United States dollar, the estimated reduction of gross profits for 2003 of $7 million, described in the preceding paragraph, would increase.
   In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect the changes in exchange rates, compared to those experienced during 2002, inherent in the foreign exchange hedging portfolio at December 31, 2002.

Critical Accounting Policies
The Corporation's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
   The Corporation believes that of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.
   As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $729.1 million at December 31, 2002. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the

Corporation's customer base, or a material negative change in its relationships with significant customers.
   Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rate of salary increases, health care cost trend rates, mortality rates, and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While the Corporation believes that the assumptions used are appropriate, differences in actual experience or changes in the assumptions may materially affect the Corporation's financial position or results of operations. For 2003, the Corporation will lower the expected long-term rate of return assumption from 9.5% to 9.0% and from 8.0% to 7.75% for United States and non-United States defined benefit pension plans, respectively. The Corporation expects that its pension and other postretirement benefits costs in 2003 will exceed the costs recognized in 2002 by approximately $30 million. This increase is principally attributable to the change in various assumptions including the expected long-term rate of return, discount rate, and health care cost trend rate, and the effect of the amortization of certain actuarial losses.
   As more fully described in Note 17 of Notes to Consolidated Financial Statements, the Corporation recognized pre-tax restructuring charges of $50.7 million and $99.8 million during 2002 and 2001, respectively. Those pre-tax restructuring charges in 2002 and 2001 were net of reversals of previously established pre-tax restructuring reserves of $11.0 million and $4.2 million, respectively. The related restructuring reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. The Corporation reassesses the reserve requirements to complete each individual plan within the restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from the estimates used to establish the restructuring reserves. At December 31, 2002, the Corporation had liabilities established in conjunction with its restructuring activities that totaled $59.9 million.
   As more fully described in Item 3 of this report, the Corporation is subject to various legal proceedings and claims, including those with respect to environmental matters, the outcomes of which are subject to significant uncertainty. The Corporation evaluates, among other factors, the degree of probability of an unfavorable outcome, the ability to make a reasonable estimate of the amount of loss, and in certain instances, the ability of other parties to share costs. Also, in accordance with accounting principles generally accepted in the United States when a range of probable loss exists, the Corporation accrues at the low end of the range when no other more likely amount exists. Unanticipated events or changes in these factors may require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. Selling, general, and administrative expenses in 2002 increased by approximately $23.8 million over the 2001 level due to increased environmental and legal expenses associated with changes in various factors related to matters for which reserves had previously been established as well as to matters which arose during 2002.
   Further, as indicated in Note 18 of Notes to Consolidated Financial Statements, insurance recoveries for environmental and certain general liability claims have not been recognized until realized. Any insurance recoveries, if realized in future periods, could have a favorable impact on the Corporation's financial condition or results of operations in the periods realized.
   The Corporation is also subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. During 2003, the Corporation expects that taxing authorities may complete tax audits currently underway in three significant countries. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact the Corporation's financial statements.

Impact of New Accounting Standards
As more fully described in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2003, the Corporation is required to adopt two new accounting standards. For a discussion of the impact of those new accounting standards upon the Corporation, see Note 1.

Financial Condition
Operating activities generated cash of $451.6 million for the year ended December 31, 2002, compared to $379.6 million of cash generated for the year ended December 31, 2001. The increase in cash provided by operating activities in 2002 over the 2001 levels was primarily the result of higher net earnings and lower cash taxes and interest. This increase was partially offset by higher cash spending on restructuring actions, including restructuring-related expenses.
   As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2002, improved slightly as compared to the number of days sales outstanding as of December 31, 2001. Average inventory turns during 2002 improved from the 2001 level due to lower average inventory levels in 2002 as compared to the corresponding periods in 2001. At December 31, 2002, the Corporation's inventory levels reflect planned safety stock related to production transfers that will occur in 2003 under the Corporation's restructuring program. The Corporation anticipates that this safety stock will be eliminated from inventory during 2003.
   Investing activities for the year ended December 31, 2002, used cash of $90.6 million compared to $153.0 million of cash used in 2001. Cash flow from investing activities benefited from lower capital expenditures during 2002 as compared to 2001. The Corporation anticipates that its capital spending in 2003 will approximate $125 million. Investing activities for the year ended December 31, 2001, included a payment of $30.5 million in connection with the April 30, 2001, acquisition of the automotive division of Bamal Corporation (Bamal) for $34.0 million. The results of Bamal, a component of the Fastening and Assembly Systems segment, were included in the consolidated financial statements from the date of acquisition and were not material.
   Investing activities for the year ended December 31, 2000, included an aggregate payment of $35.5 million related to the purchases of two businesses by the Power Tools and Accessories segment in the United States. The businesses acquired were Emglo Products (Emglo), purchased in mid-December 2000, and
Momentum Laser (Momentum), purchased in June 2000. The results of Emglo and Momentum, included in the consolidated financial statements from the date of acquisition, were not material.
   Financing activities used cash of $102.0 million in 2002, compared to cash used of $114.7 million in 2001. The decrease in cash used in financing activities was primarily the result of lower cash expended for stock repurchases.
   During 2002, the Corporation repurchased 1,008,101 shares of its common stock at an aggregate cost of $43.1 million. During 2001, the Corporation repurchased 525,050 shares of its common stock at an aggregate cost of $25.5 million upon the termination of its equity forward purchase agreements, as more fully described in Note 12 of Notes to Consolidated Financial Statements, and also repurchased 1,085,000 shares of its common stock at an aggregate cost of $33.5 million.
   During January 2003, the Corporation repurchased an additional 1,000,000 shares of its common stock at an aggregate cost of $41.3 million. After those share repurchases, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 1,911,595 shares of its common stock.
   As discussed further in Note 6 of Notes to Consolidated Financial Statements, the Corporation has long-term debt of $310.7 million that matures in 2003. Also, as discussed further in Note 5 of Notes to Consolidated Financial Statements, the Corporation's $250 million 364-day unsecured revolving credit facility expires in April 2003. The 364-day facility provides for annual renewals upon request by the Corporation and approval by the lending banks. The Corporation anticipates that it will repay the maturing term debt, when due, with its existing cash and, if necessary, with proceeds from available credit facilities.
   As discussed further in Note 10 of Notes to Consolidated Financial Statements, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 87, Employers' Accounting for Pensions, the Corporation recorded a minimum pension liability adjustment at December 31, 2002 that resulted in a charge to stockholders' equity of $369.7 million, net of tax. That charge to stockholders' equity did not impact the Corporation's compliance with covenants under its borrowing agreements, net earnings in 2002, or cash flow in 2002. The Corporation anticipates that the expense recognized relating to its pension and other postretirement benefit plans in 2003 will increase by approximately $30 million from the 2002 levels. The Corporation does not anticipate that the funding requirements relating to the pension benefit plans in 2003 will be material.
   In addition to measuring its cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statement of Cash Flows, the Corporation also measures its free cash flow. Free cash flow, a measure commonly employed by credit providers, is defined by the Corporation as cash flow from operating activities, less capital expenditures, plus proceeds from the disposal of assets (excluding proceeds from business sales). During the year ended December 31, 2002, the Corporation generated free cash flow of $359.6 million compared to free cash flow of $257.1 million generated in 2001.
   The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
   The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the restructuring actions previously described. For amounts available at December 31, 2002, under the Corporation's revolving credit facilities and under short-term borrowing facilities, see Note 5 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use internally generated funds and to borrow under its existing and future unsecured revolving credit facilities or under short-term borrowing facilities. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.
   The following table provides a summary of the Corporation's contractual obligations by due date (in millions of dollars). The Corporation's short-term borrowings, long-term debt, other long-term obligations, and lease commitments are more fully described in Notes 5, 6, 11, and 16, respectively, of Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                             Payments Due by Period
                                ------------------------------------------------
                                Less than   1 to 2   3 to 5     After
                                   1 Year    Years    Years   5 Years      Total
--------------------------------------------------------------------------------
Short-term borrowings (a)(b)(c)    $  4.6   $   --   $   --    $   --   $    4.6
Long-term debt                      310.7       .8    304.8     550.0    1,166.3
Operating leases                     54.5     66.3     32.5      15.5      168.8
Other long-term obligations            --    188.0       --        --      188.0
--------------------------------------------------------------------------------
Total contractual
   cash obligations                $369.8   $255.1   $337.3    $565.5   $1,527.7
================================================================================
(a) As more fully described in Note 5 of Notes to Consolidated Financial Statements, the Corporation has credit facilities of $250.0 million and $1.0 billion that mature in April 2003 and April 2006, respectively. While no borrowings were outstanding under these facilities at December 31, 2002, the Corporation had borrowings outstanding under these facilities during 2002 and anticipates that borrowings will occur in 2003. The Corporation's average borrowing outstanding under these facilities during 2002 was $429.9 million.
(b) As more fully described in Note 5 of Notes to Consolidated Financial Statements, the Corporation has a $500.0 million commercial paper program. While no borrowings were outstanding under this commercial paper program at December 31, 2002, the Corporation had borrowings outstanding under this commercial paper program during 2002 and anticipates that borrowings will occur in 2003.
(c) As described in Note 5 of Notes to Consolidated Financial Statements, certain subsidiaries of the Corporation outside of the United States have uncommitted lines of credit of $306.5 million at December 31, 2002. These uncommitted lines of credit do not have termination dates and are reviewed periodically.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Hedging Activities" and in Item 8 of this report in Notes 1 and 7 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated  Statement of Earnings - years ended  December 31, 2002,  2001, and
   2000.

Consolidated Balance Sheet - December 31, 2002 and 2001.

Consolidated Statement of Stockholders'  Equity - years ended December 31, 2002,
   2001, and 2000.

Consolidated  Statement of Cash Flows - years ended December 31, 2002, 2001, and
   2000.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

                       CONSOLIDATED STATEMENT OF EARNINGS
                 The Black & Decker Corporation and Subsidiaries
                   (Dollars in Millions Except Per Share Data)

-------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     2002             2001             2000
-------------------------------------------------------------------------------------------------------------------
SALES                                                                   $4,394.0         $4,245.6         $4,474.9
   Cost of goods sold                                                    2,876.1          2,846.6          2,889.0
   Selling, general, and administrative expenses                         1,097.1          1,051.4          1,063.6
   Restructuring and exit costs                                             50.7             99.8             39.1
   Gain on sale of business                                                   --               --             20.1
-------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                           370.1            247.8            503.3
   Interest expense (net of interest income of
      $26.5 for 2002, $34.7 for 2001, and $44.1 for 2000)                   57.8             84.3            104.2
   Other expense (income)                                                    4.9              8.2             (5.5)
-------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                               307.4            155.3            404.6
   Income taxes                                                             77.7             47.3            122.6
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                            $  229.7         $  108.0         $  282.0
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE -- BASIC                                  $   2.86         $   1.34         $   3.37
===================================================================================================================
NET EARNINGS PER COMMON SHARE --
   ASSUMING DILUTION                                                    $   2.84         $   1.33         $   3.34
===================================================================================================================
See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                 The Black & Decker Corporation and Subsidiaries
                              (Millions of Dollars)


--------------------------------------------------------------------------------------------------
December 31,                                                                2002             2001
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $  517.1         $  244.5
Trade receivables, less allowances of
   $47.6 for 2002 and $51.9 for 2001                                       729.0            708.6
Inventories                                                                748.9            712.2
Other current assets                                                       198.9            227.0
--------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                                  2,193.9          1,892.3
--------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT                                             655.9            687.5
GOODWILL                                                                   729.1            710.4
OTHER ASSETS                                                               551.6            724.0
--------------------------------------------------------------------------------------------------
                                                                        $4,130.5         $4,014.2
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                   $    4.6         $   12.3
Current maturities of long-term debt                                       312.0             33.7
Trade accounts payable                                                     343.2            312.7
Other accrued liabilities                                                  793.6            711.9
--------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                             1,453.4          1,070.6
--------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                             927.6          1,191.4
DEFERRED INCOME TAXES                                                      211.3            261.1
POSTRETIREMENT BENEFITS                                                    409.0            238.0
OTHER LONG-TERM LIABILITIES                                                529.6            502.1
STOCKHOLDERS' EQUITY
Common stock (outstanding:
   December 31, 2002 -- 79,604,786 shares;
   December 31, 2001 -- 79,829,641 shares)                                  39.8             39.9
Capital in excess of par value                                             550.1            566.6
Retained earnings                                                          524.3            333.2
Accumulated other comprehensive income (loss)                             (514.6)          (188.7)
--------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                              599.6            751.0
--------------------------------------------------------------------------------------------------
                                                                        $4,130.5         $4,014.2
==================================================================================================
See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 The Black & Decker Corporation and Subsidiaries
                   (Dollars in Millions Except Per Share Data)



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                         Outstanding           Capital in                      Other          Total
                                                              Common     Par    Excess of   Retained   Comprehensive   Stockholders'
                                                              Shares   Value    Par Value   Earnings   Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                              87,190,240   $43.6      $ 843.3     $ 21.9         $(107.7)       $ 801.1
Comprehensive income:
   Net earnings                                                   --      --           --      282.0              --          282.0
   Minimum pension liability adjustment (net of tax)              --      --           --         --            (1.2)          (1.2)
   Foreign currency translation adjustments,
      less effect of hedging activities (net of  tax)             --      --           --         --           (62.9)         (62.9)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                              --      --           --      282.0           (64.1)         217.9
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock ($.48 per share)                   --      --           --      (39.9)             --          (39.9)
Purchase and retirement of common stock
   (net of 350,928 shares issued under
   forward purchase contracts)                            (7,103,072)   (3.5)      (266.3)        --              --         (269.8)
Common stock under equity forwards                                --      --        (25.1)        --              --          (25.1)
Common stock issued under employee benefit plans             255,926      .1          8.1         --              --            8.2
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                              80,343,094    40.2        560.0      264.0          (171.8)         692.4
Comprehensive income:
   Net earnings                                                   --      --           --      108.0              --          108.0
   Cumulative effect of accounting change (net of tax)            --      --           --         --             (.7)           (.7)
   Net loss on derivative instruments (net of tax)                --      --           --         --             (.2)           (.2)
   Minimum pension liability adjustment (net of tax)              --      --           --         --             1.7            1.7
   Foreign currency translation adjustments,
      less effect of hedging activities (net of  tax)             --      --           --         --           (17.7)         (17.7)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                              --      --           --      108.0           (16.9)          91.1
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock ($.48 per share)                   --      --           --      (38.8)             --          (38.8)
Purchase and retirement of common stock                   (1,085,000)    (.6)       (32.9)        --              --          (33.5)
Common stock retired under equity forwards                  (765,326)    (.4)          --         --              --            (.4)
Common stock issued under employee benefit plans           1,336,873      .7         39.5         --              --           40.2
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                              79,829,641    39.9        566.6      333.2          (188.7)         751.0
Comprehensive income (loss):
   Net earnings                                                   --      --           --      229.7              --          229.7
   Net loss on derivative instruments (net of tax)                --      --           --         --           (16.4)         (16.4)
   Minimum pension liability adjustment (net of tax)              --      --           --         --          (369.7)        (369.7)
   Foreign currency translation adjustments,
      less effect of hedging activities (net of  tax)             --      --           --         --            60.2           60.2
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                       --      --           --      229.7          (325.9)         (96.2)
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock ($.48 per share)                   --      --           --      (38.6)             --          (38.6)
Purchase and retirement of common stock                   (1,008,101)    (.5)       (42.6)        --              --          (43.1)
Common stock issued under employee benefit plans             783,246      .4         26.1         --              --           26.5
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                              79,604,786   $39.8      $ 550.1     $524.3         $(514.6)       $ 599.6
====================================================================================================================================
See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 The Black & Decker Corporation and Subsidiaries
                              (Millions of Dollars)


-------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     2002             2001             2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                             $ 229.7          $ 108.0          $ 282.0
Adjustments to reconcile net earnings to cash flow
   from operating activities:
   Gain on sale of business                                                   --               --            (20.1)
   Non-cash charges and credits:
      Depreciation and amortization                                        127.8            159.4            163.4
      Restructuring and exit costs                                          50.7             99.8             39.1
      Other                                                                 (8.6)            (4.4)            (9.2)
   Changes in selected working capital items
      (excluding the effects of acquired businesses):
      Trade receivables                                                     16.4             68.6             12.7
      Inventories                                                           (8.2)           126.8           (123.1)
      Trade accounts payable                                                19.3            (54.6)            13.6
   Restructuring spending                                                  (37.8)           (24.9)           (12.6)
   Other assets and liabilities                                             62.3            (99.1)             4.1
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES                                     451.6            379.6            349.9
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from disposal of assets                                             4.6             12.3              4.8
Capital expenditures                                                       (96.6)          (134.8)          (200.2)
Proceeds from sale of business                                                --               --             25.0
Purchase of businesses                                                        --            (30.5)           (35.5)
Cash inflow from hedging activities                                           --               --            193.6
Cash outflow from hedging activities                                          --               --           (189.9)
Cash inflow from other investing activities                                  1.4               --               --
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM INVESTING ACTIVITIES                                     (90.6)          (153.0)          (202.2)
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW BEFORE FINANCING ACTIVITIES                                   361.0            226.6            147.7
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings                            (7.2)          (390.0)           225.6
Proceeds from long-term debt
   (net of debt issue cost of $3.1 in 2001)                                   --            393.8               --
Payments on long-term debt                                                 (33.9)           (48.6)          (213.8)
Issuance of preferred stock of subsidiary                                     --               --            188.0
Increase in long-term deposit                                                 --               --            (50.0)
Purchase of common stock                                                   (43.1)           (59.0)          (269.8)
Issuance of common stock                                                    20.8             27.9              9.9
Cash dividends                                                             (38.6)           (38.8)           (39.9)
-------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM FINANCING ACTIVITIES                                    (102.0)          (114.7)          (150.0)
Effect of exchange rate changes on cash                                     13.6             (2.4)           (10.0)
-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           272.6            109.5            (12.3)
Cash and cash equivalents at beginning of year                             244.5            135.0            147.3
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 517.1          $ 244.5          $ 135.0
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

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2002.

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

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States, except those subsidiaries operating in highly inflationary economies, generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition.

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2002, approximately 24% of the Corporation's trade receivables were due from two large home improvement retailers.
   The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

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

Goodwill and Other Intangible Assets: Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. As of January 1, 2002, the Corporation performed the first of the required impairment tests of goodwill. Additionally, the Corporation performed its annual impairment test in the fourth quarter of 2002. No impairment was present upon performing either of the 2002 impairment tests. At December 31, 2002, goodwill associated with the Corporation's reportable business segments was $25.8 million for Power Tools and Accessories, $434.6 million for Hardware and Home Improvement, and $268.7 million for Fastening and Assembly Systems. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation's customer base, or a material negative change in its relationships with significant customers.
   The Corporation recognized goodwill amortization of $26.4 million in 2001 and $25.4 million in 2000. Net earnings for the years ended December 31, 2001 and 2000, excluding goodwill amortization, would have been $134.4 million and $307.4 million, respectively. Basic earnings per share for the years ended December 31, 2001 and 2000, would have been $1.67 and $3.67, respectively, excluding goodwill amortization. Diluted earnings per share for the years ended December 31, 2001 and 2000, would have been $1.66 and $3.64, respectively, excluding goodwill amortization.

Accounting Policy Prior to January 1, 2002: Goodwill and other intangible assets were amortized on the straight-line method. Goodwill was amortized principally over a 40-year period. On a periodic basis, the Corporation estimated the future discounted cash flows of the businesses to which goodwill related. If such estimates of the future discounted cash flows, net of the carrying amount of the tangible net assets, were less than the carrying amount of goodwill, the difference would have been charged to operations. The projected discounted cash flows were discounted at a rate corresponding to the Corporation's estimated cost of capital, which also was the hurdle rate used by the Corporation in making investment decisions.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $96.9 million in 2002, $98.9 million in 2001, and $95.3 million in 2000.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $222.2 million in 2002, $214.0 million in 2001, and $205.6 million in 2000.

Advertising and Promotion: Effective January 1, 2002, the Corporation adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Corporation was required to classify certain payments to its customers as a reduction of sales. The Corporation previously classified certain of these payments as promotion expense, a component of selling, general, and administrative expenses in the Consolidated Statement of Earnings. Upon the adoption of EITF 01-9, prior period amounts were restated and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $87.5 million in 2001 and $85.9 million in 2000.
   Advertising and promotion expense, which is expensed as incurred, was $136.4 million in 2002, $134.7 million in 2001, and $151.9 million in 2000.

Product Warranties: Most of the Corporation's products in the Power Tools and Accessories segment and Hardware and Home Improvement segment carry a product warranty. That product warranty, in the United States, generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or repair at no cost to the consumer. Product warranty arrangements outside the United States vary depending upon local market conditions and laws and regulations. The Corporation accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.

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

Derivative Financial Instruments: Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that the Corporation recognize all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. At the time of its adoption of SFAS No. 133 on January 1, 2001, the Corporation recognized an after-tax reduction of $.7 million to other comprehensive income (loss), a component of stockholders' equity, as a cumulative effect adjustment.
   The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 11 countries, the Corporation also is exposed to risks arising from changes in foreign currency rates. The Corporation uses derivatives principally in the management of interest rate and foreign currency exposure. It does not utilize derivatives that contain leverage features. On the date on which the Corporation enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Corporation measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

   For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately. For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss is reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment to the extent the derivative is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

Foreign Currency Management: The fair value of foreign currency-related derivatives are generally included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of goods sold to match the underlying transaction being hedged. Realized and unrealized gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) until the underlying transaction is recognized in earnings.
   The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency-denominated assets and liabilities is reported in cost of goods sold or other expense (income), depending on the nature of the assets or liabilities being hedged. The amounts deferred in accumulated other comprehensive income (loss) associated with these instruments generally relate to foreign currency spot-rate to forward-rate differentials and are recognized in earnings over the term of the hedge. The discount or premium relating to cash flow hedges associated with foreign currency-denominated assets and liabilities is recognized in net interest expense over the life of the hedge.

Accounting Policy Prior to January 1, 2001: The Corporation's interest rate derivatives were afforded hedge accounting treatment and were designated as hedges as they were effective in changing the tenor of outstanding indebtedness (e.g., from fixed to variable rate debt or from variable rate to fixed rate debt). The amounts to be paid or received under interest rate swap agreements were accrued as interest rates changed and were recognized over the life of the swap agreements as an adjustment of interest expense. Gains or losses resulting from the early termination of interest rate swaps were deferred and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the terminated swaps.
   The Corporation's derivative financial instruments relating to managing foreign exchange risks were appropriately designated to the underlying exposures and were afforded hedge accounting treatment. Gains and losses on foreign currency transaction hedges were recognized in earnings and offset the foreign exchange gains and losses on the underlying transactions. Deferred gains on options that hedged forecasted transactions generally related to inventory purchases, and were recognized in cost of goods sold when the related inventory was sold or when a hedged purchase was no longer expected to occur.

Stock-Based Compensation: As described in Note 14, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Corporation will adopt SFAS No. 143 on January 1, 2003, and does not believe that the impact of adoption will have a material impact on the Corporation's financial position or results of operations.
   In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, Employer's Accounting for Postemployment Benefits, and asset impairments governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
   The Corporation believes that the impact of SFAS No. 146 will likely be mitigated as restructuring charges recognized by the Corporation to date have principally consisted of severance benefits that are subject to an on-going benefit arrangement and asset impairments. Accordingly, the Corporation does not believe that the impact of adoption will have a material impact on the Corporation's financial position or results of operations.

NOTE 2: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
FIFO cost
Raw materials and work-in-process                          $186.1        $192.9
Finished products                                           553.9         527.0
--------------------------------------------------------------------------------
                                                            740.0         719.9
FIFO cost less than/(in excess of)
   LIFO inventory value                                       8.9          (7.7)
--------------------------------------------------------------------------------
                                                           $748.9        $712.2
================================================================================
   The cost of United States inventories stated under the LIFO method was approximately 50% and 54% of the value of total inventories at December 31, 2002 and 2001, respectively.

NOTE 3: PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:
--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
Property, plant, and equipment at cost:
Land and improvements                                    $   50.3      $   48.4
Buildings                                                   278.6         279.1
Machinery and equipment                                   1,268.8       1,137.1
--------------------------------------------------------------------------------
                                                          1,597.7       1,464.6
Less accumulated depreciation                               941.8         777.1
--------------------------------------------------------------------------------
                                                         $  655.9      $  687.5
================================================================================

NOTE 4: OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:
--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
Salaries and wages                                         $ 86.0        $ 52.6
Employee benefits                                            88.3          78.2
Trade discounts and allowances                              121.9         143.8
Advertising and promotion                                    63.0          65.6
Income taxes, including deferred taxes                       21.7          12.7
Accruals related to restructuring actions                    59.9          67.4
Warranty                                                     42.5          39.4
All other                                                   310.3         252.2
--------------------------------------------------------------------------------
                                                           $793.6        $711.9
================================================================================
   All other at December 31, 2002 and 2001, consisted primarily of accruals for interest, insurance, and taxes other than income taxes.

NOTE 5: SHORT-TERM BORROWINGS
Short-term borrowings in the amounts of $4.6 million and $12.3 million at December 31, 2002 and 2001, respectively, consisted primarily of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 3.4% and 4.8% at December 31, 2002 and 2001, respectively.
   In November 2002, the Corporation entered into a $500 million agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue. No commercial paper was outstanding under this agreement at December 31, 2002.
   In April 2001, the Corporation replaced an expiring $1.0 billion former unsecured revolving credit facility, which consisted of two individual facilities (the Former Credit Facility), with a $1.0 billion unsecured revolving credit facility that expires in April 2006 and a $400.0 million 364-day unsecured revolving credit facility. In April 2002, the Corporation entered into a $250 million 364-day unsecured revolving credit facility (the Credit Facility) replacing its expiring $400 million 364-day unsecured revolving credit facility. The Corporation reduced the borrowing availability under the Credit Facility based upon its anticipated short-term financing needs. The 364-day unsecured revolving credit facility provides for annual renewals upon request by the Corporation and approval by the lending banks. The amount available for borrowing under the two individual facilities (the Credit Facilities) at December 31, 2002, was $1.25 billion. While no amounts were outstanding under the Credit Facilities at December 31, 2002 or 2001, average borrowings outstanding under these facilities during 2002 and 2001 were $429.9 million and $769.5 million, respectively.

   Under the Credit Facilities, the Corporation has the option of borrowing at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facilities provide that the interest rate margin over LIBOR, initially set at .475% and .500%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. In addition to the interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facilities, the Corporation is required to pay an annual facility fee to each bank, initially equal to .150% and .125%, respectively, of the amount of each bank's commitment, whether used or unused. The Corporation is also required to pay a utilization fee under each facility, initially equal to .125%, applied to the outstanding balance when borrowings under the respective facility exceeds 50% of the facility. The Credit Facilities provide that both the facility fee and the utilization fee will increase or decrease based upon changes in the ratings of the Corporation's senior unsecured debt.
   The Credit Facilities include various customary covenants. Some of the covenants limit the ability of the Corporation or its subsidiaries to pledge assets or incur liens on assets. Other covenants require the Corporation to maintain a specified interest coverage ratio and certain cash flow to fixed expense coverage ratios. As of December 31, 2002, the Corporation was in compliance with all terms and conditions of the Credit Facilities.
   Under the terms of uncommitted lines of credit at December 31, 2002, certain subsidiaries outside of the United States may borrow up to an additional $306.5 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.
   Under the Former Credit Facility, the Corporation had the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Former Credit Facility provided that the interest rate margin over LIBOR, initially set at .15% and .25%, respectively, for each of the two individual facilities, would increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Corporation was also able to borrow under the Former Credit Facility by means of competitive bid rate loans made through an auction process at then-current market rates.


NOTE 6: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:
--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
Medium Term Notes due through 2002                        $    --      $   32.3
7.50% notes due 2003                                        309.5         309.5
7.0% notes due 2006                                         154.6         154.6
6.55% notes due 2007                                        150.0         150.0
7.125% notes due 2011
   (including discount of
   $2.6 in 2002 and $2.9 in 2001)                           397.4         397.1
7.05% notes due 2028                                        150.0         150.0
Other loans due through 2007                                  2.2           2.0
Fair value hedging adjustment                                75.9          29.6
Less current maturities of long-term debt                  (312.0)        (33.7)
--------------------------------------------------------------------------------
                                                          $ 927.6      $1,191.4
================================================================================
   As more fully described in Note 7, at December 31, 2002 and 2001, the carrying amount of long-term debt and current maturities thereof includes $75.9 million and $29.6 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swaps agreements.
   Indebtedness of subsidiaries in the aggregate principal amounts of $306.9 million and $314.4 million were included in the Consolidated Balance Sheet at December 31, 2002 and 2001, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
   Principal payments on long-term debt obligations due over the next five years are as follows: $310.7 million in 2003, $.4 million in 2004, $.4 million in 2005, $154.8 million in 2006, and $150.0 million in 2007. Interest payments on all indebtedness were $100.8 million in 2002, $122.2 million in 2001, and $145.1 million in 2000.


NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 11 countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates.

Credit Exposure: The Corporation is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Corporation monitors the creditworthiness of the counterparties and presently does not expect default by any of the counterparties. The Corporation does not obtain collateral in connection with its derivative financial instruments.
   The credit exposure that results from interest rate and foreign exchange contracts is the fair value of contracts with a positive fair value as of the reporting date. Some derivatives are not subject to credit exposures. The fair value of all financial instruments is summarized in Note 8.

Interest Rate Risk Management: The Corporation manages its interest rate risk, primarily through the use of interest rate swap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. The Corporation may, based upon its assessment of the future interest rate environment, elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the future cash flows associated with its indebtedness, through the use of interest rate swaps.
   The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments.
   The Corporation's portfolio of interest rate swap instruments at December 31, 2002 and 2001, consisted of $788.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 6.01%. The basis of the variable rate paid is LIBOR.
   Credit exposure on the Corporation's interest rate derivatives at December 31, 2002 and 2001, was $85.0 million and $28.6 million, respectively. During 2001, the Corporation terminated interest rate swap instruments with an aggregate notional amount of $300.0 million. Deferred gains on the early termination of interest rate swaps were $19.2 million and $21.5 million at December 31, 2002 and 2001.

Foreign Currency Management: The Corporation enters into various foreign currency contracts in managing its foreign currency exchange risk. Generally, the foreign currency contracts have maturity dates of less than eighteen months. The contractual amounts of foreign currency derivatives, principally forward exchange contracts and purchased options, generally are exchanged by the counterparties. The Corporation's foreign currency derivatives are designated to, and generally are denominated in the currencies of, the underlying exposures. To minimize the volatility of reported equity, the Corporation may hedge, on a limited basis, a portion of its net investment in subsidiaries located outside the United States through the use of foreign currency forward contracts and purchased foreign currency options.
   Through its foreign currency  hedging  activities,  the Corporation  seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates. The Corporation responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
   The Corporation hedges its foreign currency transaction exposures, as well as certain forecasted transactions, based on management's judgment, generally through forward exchange contracts and options. Some of the contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges also are used to mitigate transaction and forecasted exposures.
   The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2002 and 2001, in millions of dollars, including details by major currency as of December 31, 2002. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.
--------------------------------------------------------------------------------
As of December 31, 2002                                       Buy          Sell
--------------------------------------------------------------------------------
United States dollar                                     $  967.5     $  (744.5)
Pound sterling                                              690.2        (199.6)
Canadian dollar                                                --         (53.6)
Euro                                                        392.2        (872.5)
Australian dollar                                            14.1         (39.1)
Japanese yen                                                  6.5         (52.4)
Swedish krona                                                24.0         (63.0)
Other                                                        33.9        (120.2)
--------------------------------------------------------------------------------
Total                                                    $2,128.4     $(2,144.9)
================================================================================

As of December 31, 2001
--------------------------------------------------------------------------------
Total                                                    $1,818.5     $(1,803.5)
================================================================================
   No purchased options to buy or sell currencies were outstanding at December 31, 2002. The contractual amounts of purchased options to buy currencies, predominantly the euro, pound sterling, and United States dollar, were $47.1 million at December 31, 2001. The contractual amounts of purchased options to sell various currencies were $46.0 million at December 31, 2001.
   Credit exposure on foreign currency derivatives as of December 31, 2002 and 2001, was $6.6 million and $16.4 million, respectively.
   Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation's cash flow hedges that were recorded to earnings during 2002 and 2001 were not significant. The amounts of gains and losses, reclassified from accumulated other comprehensive income (loss) to earnings during 2001, that related to the January 1, 2001 transition adjustment were not significant.
   Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2002, that are expected to be reclassified into earnings during 2003 represent an after-tax loss of $13.6 million. The amount expected to be reclassified into earnings in the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amount that is ultimately reclassified into earnings may differ materially.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

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

o Other long-term liabilities: The fair value of a subsidiary's redeemable preferred shares is based on the present value of the cash flows associated with these preferred shares, discounted at current market yields.

o Interest rate hedges: The fair value of interest rate hedges reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date.

o Foreign currency contracts: The fair value of forward exchange contracts and options is estimated using prices established by financial institutions for comparable instruments.

   The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation's financial instruments, except for those noted above for which carrying amounts approximate fair values:
--------------------------------------------------------------------------------
Assets (Liabilities)                                     Carrying          Fair
As of December 31, 2002                                    Amount         Value
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                         $(927.6)      $(965.8)
   Other long-term liabilities                             (208.4)       (208.4)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                                  63.8          63.8
   Other long-term liabilities
     Assets                                                  21.2          21.2
   Foreign currency
     Assets                                                   6.6           6.6
     Liabilities                                            (21.1)        (21.1)
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
--------------------------------------------------------------------------------

NOTE 9: INCOME TAXES
Earnings before income taxes for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
United States                                $186.2        $ 93.0        $209.3
Other countries                               121.2          62.3         195.3
--------------------------------------------------------------------------------
                                             $307.4        $155.3        $404.6
================================================================================
   Significant components of income taxes (benefits) for each year, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Current:
   United States                              $58.7        $ 26.8        $ 93.7
   Other countries                             16.1          18.7          29.3
--------------------------------------------------------------------------------
                                               74.8          45.5         123.0
--------------------------------------------------------------------------------
Deferred:
   United States                                3.8          16.1           3.5
   Other countries                              (.9)        (14.3)         (3.9)
--------------------------------------------------------------------------------
                                                2.9           1.8           (.4)
--------------------------------------------------------------------------------
                                              $77.7        $ 47.3        $122.6
================================================================================
   Income tax expense recorded directly as an adjustment to equity as a result of hedging activities was not significant in 2002, 2001, and 2000. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $5.4 million, $8.8 million, and $.9 million in 2002, 2001, and 2000, respectively.
   Income tax payments were $47.0 million in 2002, $74.3 million in 2001, and $98.8 million in 2000.
   Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:
--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                           $  (8.1)      $  (8.2)
   Employee and postretirement benefits                    (189.8)       (232.7)
   Other                                                    (18.2)        (24.2)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                             (216.1)       (265.1)
--------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                                   110.2          77.1
   Tax credit and capital loss
     carryforwards                                           82.4          82.8
   Postretirement benefits                                  123.8            --
   Other                                                    109.1         102.3
--------------------------------------------------------------------------------
Gross deferred tax assets                                   425.5         262.2
--------------------------------------------------------------------------------
Deferred tax asset valuation allowance                      (86.8)        (60.0)
--------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                     $ 122.6       $ (62.9)
================================================================================
   Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other accrued liabilities, and deferred income taxes.
   During the year ended December 31, 2002, the deferred tax asset valuation allowance increased by $26.8 million. The increase was principally the result of tax losses generated by a subsidiary that cannot be utilized in the consolidated United States tax return.
   Tax basis carryforwards at December 31, 2002, consisted of net operating losses expiring from 2003 to 2008.
   At December 31, 2002, unremitted earnings of subsidiaries outside of the United States were approximately

$1.2 billion, on which no United States taxes had been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.
   A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Income taxes at federal
   statutory rate                            $107.6        $ 54.4        $141.6
Lower effective taxes on
   earnings in other countries                (31.8)        (17.2)        (28.7)
Amortization of goodwill                         --           8.9           9.0
Other -- net                                    1.9           1.2            .7
--------------------------------------------------------------------------------
Income taxes                                 $ 77.7        $ 47.3        $122.6
================================================================================

NOTE 10: POSTRETIREMENT BENEFITS
The following table sets forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars. Assets of the defined benefit pension plans consist principally of investments in equity securities, debt securities, and cash equivalents. Defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

------------------------------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits           Pension Benefits          Other Postretirement
                                                            Plans in the           Plans outside of the              Benefits
                                                            United States             United States                  All Plans
                                                      ------------------------------------------------------------------------------
                                                         2002          2001          2002          2001          2002          2001
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $ 810.7      $  762.8       $ 410.0        $401.5       $ 158.2       $ 150.5
Service cost                                             15.0          14.1          11.3          11.0           1.2           1.1
Interest cost                                            56.7          54.4          24.9          23.4          10.8          10.5
Plan participants' contributions                           --            --           1.9           2.0           4.3           4.6
Actuarial (gains) losses                                 72.1          49.4          34.3          (8.0)         10.1          20.6
Foreign currency exchange rate changes                     --            --          52.9          (1.9)           .1           (.2)
Benefits paid                                           (60.3)        (61.1)        (22.4)        (20.9)        (22.6)        (29.8)
Plan amendments                                           1.3            --           1.4           2.9            --            .9
Divestitures                                               --          (8.9)           --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       895.5         810.7         514.3         410.0         162.1         158.2
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          836.7       1,027.3         340.5         420.7            --            --
Actual return on plan assets                            (54.1)       (112.3)        (36.6)        (61.9)           --            --
Expenses                                                 (7.4)         (5.9)          (.7)          (.6)           --            --
Benefits paid                                           (60.3)        (61.1)        (21.7)        (20.3)        (22.6)        (29.8)
Employer contributions                                    2.9           3.0           3.2           2.3          18.3          25.2
Contributions by plan participants                         --            --           1.9           2.0           4.3           4.6
Divestitures                                               --         (14.3)           --            --            --            --
Effects of currency exchange rates                         --            --          32.5          (1.7)           --            --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                717.8         836.7         319.1         340.5            --            --
------------------------------------------------------------------------------------------------------------------------------------
Funded status                                          (177.7)         26.0        (195.2)        (69.5)       (162.1)       (158.2)
Unrecognized net actuarial loss                         456.2         230.6         207.4          89.5          43.1          34.5
Unrecognized prior service cost                           6.0           6.2           9.7          17.2          (9.2)        (17.7)
Unrecognized net obligation (asset)
   at date of adoption                                     --            --            .3           (.8)           --            --
Contributions subsequent to measurement date               --            --            .8            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                        $ 284.5      $  262.8       $  23.0        $ 36.4       $(128.2)      $(141.4)
====================================================================================================================================
AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                                  $  36.7      $  300.4       $    --        $101.9       $    --       $    --
Accrued benefit cost                                   (140.9)        (46.9)       (165.4)        (65.7)       (128.2)       (141.4)
Intangible asset                                          5.8           3.5          10.0            --            --            --
Accumulated other comprehensive income                  382.9           5.8         178.4            .2            --            --
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                 $ 284.5      $  262.8       $  23.0        $ 36.4       $(128.2)      $(141.4)
====================================================================================================================================

   The funded status of the Corporation's defined benefit pension plans at December 31, 2002, reflects the effects of negative returns experienced in the global capital markets and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation of certain plans in the United States and outside of the United States exceeded the fair value of plan assets. As required by accounting principles generally accepted in the United States, the Corporation reflected a minimum pension liability of approximately $563.5 million in the Consolidated Balance Sheet at December 31, 2002. The effect of the funded status of the plan also resulted in a decrease in prepaid benefit costs by $391.5 million, increase in accrued benefit costs by $172.0 million, increase in intangible assets by $12.6 million, and increase in accumulated other comprehensive income (loss) by $(369.7) million, net of tax.
   The total accumulated benefit obligation for unfunded defined benefit pension plans as of December 31, 2002 and 2001, was $52.0 million and $45.4 million, respectively, for plans in the United States and $77.0 million and $60.3 million, respectively, for plans outside of the United States. The total projected benefit obligation for unfunded defined benefit pension plans as of December 31, 2002 and 2001, was $56.3 million and $52.1 million, respectively, for plans in the United States and $86.4 million and $66.5 million, respectively, for plans outside of the United States.
   The net periodic (benefit) cost related to the defined benefit pension plans included the following components, in millions of dollars:

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Pension Benefits                        Pension Benefits
                                                            Plans in the United States           Plans outside of the United States
                                                       -----------------------------------------------------------------------------
                                                         2002          2001          2000          2002          2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 15.8        $ 15.3        $ 14.2        $ 11.3        $ 11.0        $ 10.9
Interest cost                                            56.7          54.4          53.4          24.9          23.4          23.0
Expected return on plan assets                          (94.3)        (91.1)        (85.9)        (30.8)        (29.0)        (28.5)
Amortization of the unrecognized
   transition obligation or asset                          --            .3           (.1)         (1.2)         (1.5)         (1.7)
Amortization of prior service cost                        1.1           1.1           1.1           2.3           2.2           2.2
Curtailment loss                                          1.1            --            --           7.6           1.6            .2
Amortization of net actuarial loss                         .8            .9           1.1            .7           1.2           1.9
------------------------------------------------------------------------------------------------------------------------------------
Net periodic (benefit) cost                            $(18.8)       $(19.1)       $(16.2)       $ 14.8        $  8.9        $  8.0
====================================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31:
Discount rate                                            6.75%         7.25%         7.50%         5.50%         6.00%         6.00%
Expected return on plan assets                           9.50%         9.50%         9.50%         8.00%         8.00%         8.00%
Rate of compensation increase                            4.50%         5.00%         5.00%         3.90%         3.90%         3.90%
====================================================================================================================================

   The net periodic cost (benefit) related to the defined benefit postretirement plans included the following components, in millions of dollars:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Service cost                                  $ 1.2         $ 1.1         $  .8
Interest cost                                  10.8          10.5           9.1
Amortization of
   prior service cost                          (8.3)         (8.3)         (8.3)
Amortization of
   net actuarial gain                           1.4            --            --
--------------------------------------------------------------------------------
Net periodic cost (benefit)                   $ 5.1         $ 3.3         $ 1.6
================================================================================
Weighted-average discount
   rate as of December 31                      7.00%         7.50%         7.25%
================================================================================
   The health care cost trend rate used to determine the postretirement benefit obligation was 12.0% for 2002. This rate decreases gradually to an ultimate rate of 5.0% in 2009, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:
--------------------------------------------------------------------------------
One-Percentage-Point                                     Increase     (Decrease)
--------------------------------------------------------------------------------
Effect on total of service and
   interest cost components                                 $  .6        $  (.5)
Effect on postretirement
   benefit obligation                                         8.9          (8.0)
--------------------------------------------------------------------------------
   Expense for defined contribution plans amounted to $9.6 million, $8.9 million, and $10.1 million in 2002, 2001, and 2000, respectively.

NOTE 11: OTHER LONG-TERM LIABILITIES
In December 2000, a subsidiary of the Corporation issued preferred shares to private investors. The preferred shares are redeemable in five years, although redemption may be accelerated under certain conditions, principally related to changes in tax laws. Holders of the subsidiary's preferred shares are entitled to annual cash dividends of $10.7 million. Included in other long-term liabilities in the Consolidated Balance Sheet at December 31, 2002 and 2001, is $208.4 million and $196.5 million, respectively, related to those preferred shares. The carrying value of the subsidiary's preferred shares at December 31, 2002 and 2001 includes the effect of the fair value of the interest rate swap agreement related to this obligation.

   Other expense (income) in the Consolidated Statement of Earnings for the years ended December 31, 2002 and 2001, included $10.7 million of dividends related to those preferred shares.
   At December 31, 2002 and 2001, other long-term liabilities included a reserve of $235.9 million and $231.3 million, respectively, associated with various tax matters in a number of jurisdictions.

NOTE 12: STOCKHOLDERS' EQUITY
During 1999, the Corporation executed two agreements (the Agreements) under which the Corporation could enter into forward purchase contracts on its common stock. The Agreements provided the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a capped forward contract).
   The settlement methods generally available under the Agreements, at the Corporation's option, were net settlement, either in cash or in shares, or physical settlement.
   During 2000, the Corporation elected net share settlements, resulting in a net issuance of 350,928 shares of its common stock. During 2001, the Corporation terminated the capped forward contracts and standard forward purchase contracts, electing full physical settlement through its purchase of the final 525,050 shares subject to the Agreements for $25.5 million. Previously during 2001, the Corporation had received 240,276 shares of its common stock through net share settlements under the Agreements.
   The Corporation repurchased 1,008,101, 1,085,000 and 7,103,072 shares of its common stock (net of 350,928 shares issued under forward purchase contracts in
2000) during 2002, 2001, and 2000 at an aggregate cost of $43.1 million, $33.5 million, and $269.8 million, respectively.
   SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Accumulated other comprehensive income (loss) at the end of each year, in millions of dollars, included the following:
--------------------------------------------------------------------------------
                                                             2002          2001
--------------------------------------------------------------------------------
Foreign currency translation adjustments                  $(123.7)      $(183.9)
Net loss on derivative instruments,
   net of tax                                               (17.3)          (.9)
Minimum pension liability adjustment,
   net of tax                                              (373.6)         (3.9)
--------------------------------------------------------------------------------
                                                          $(514.6)      $(188.7)
================================================================================
   Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustment as of December 31, 2002, is net of taxes of $187.7 million.


NOTE 13: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each year were as follows:
--------------------------------------------------------------------------------
(Amounts in Millions
Except Per Share Data)                         2002          2001          2000
--------------------------------------------------------------------------------
Numerator:
   Net earnings                              $229.7        $108.0        $282.0
================================================================================
Denominator:
   Denominator for basic
     earnings per share --
     weighted-average shares                   80.4          80.7          83.7
   Employee stock options and
     stock issuable under
     employee benefit plans                      .5            .4            .7
--------------------------------------------------------------------------------
   Denominator for diluted
     earnings per share --
     adjusted weighted-
     average shares and
     assumed conversions                       80.9          81.1          84.4
================================================================================
Basic earnings per share                     $ 2.86        $ 1.34        $ 3.37
Diluted earnings per share                   $ 2.84        $ 1.33        $ 3.34
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
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Number of options
   (in millions)                                4.4           6.9           6.4
Weighted-average
   exercise price                            $49.47        $46.15        $46.73
--------------------------------------------------------------------------------

NOTE 14: STOCK-BASED COMPENSATION
The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
   APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

   Under various stock option plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
   As of December 31, 2002, 9,373,414 non-qualified stock options were outstanding under domestic plans. There were 7,000 stock options outstanding under the United Kingdom plan.
   Under all plans, there were 944,670 shares of common stock reserved for future grants as of December 31, 2002. Transactions are summarized as follows:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                                        Average
                                                                       Exercise
                                                    Stock Options         Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                        6,604,790        $39.38
Granted                                                 3,892,450         42.77
Exercised                                                 155,278         23.59
Forfeited                                                 784,837         46.69
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                        9,557,125         40.42
Granted                                                 1,276,450         34.01
Exercised                                               1,263,275         21.57
Forfeited                                                 482,814         44.71
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                        9,087,486         41.91
Granted                                                 1,279,300         48.13
Exercised                                                 773,297         26.91
Forfeited                                                 213,075         45.17
--------------------------------------------------------------------------------
Outstanding at December 31, 2002                        9,380,414        $43.92
================================================================================
Shares exercisable at
   December 31, 2000                                    3,637,612        $32.07
================================================================================
Shares exercisable at
   December 31, 2001                                    3,201,321        $39.85
================================================================================
Shares exercisable at
   December 31, 2002                                    3,780,183        $44.35
================================================================================
   Exercise prices for options outstanding as of December 31, 2002, ranged from $20.50 to $61.00. The following table provides certain information with respect to stock options outstanding at December 31, 2002:
--------------------------------------------------------------------------------
                                                                      Weighted-
                                                        Weighted-       Average
                                                          Average     Remaining
Range of                              Stock Options      Exercise   Contractual
Exercise Prices                         Outstanding         Price          Life
--------------------------------------------------------------------------------
Under $30.75                              1,028,662        $29.68           7.1
$30.75-$46.13                             4,510,065         41.34           6.9
Over $46.13                               3,841,687         50.77           7.4
--------------------------------------------------------------------------------
                                          9,380,414        $43.92           7.1
================================================================================
   The following table provides certain information with respect to stock options exercisable at December 31, 2002:
--------------------------------------------------------------------------------
                                                                      Weighted-
Range of                              Stock Options                     Average
Exercise Prices                         Exercisable              Exercise Price
--------------------------------------------------------------------------------
Under $30.75                                469,537                      $29.30
$30.75-$46.13                             1,425,623                       39.35
Over $46.13                               1,885,023                       51.88
--------------------------------------------------------------------------------
                                          3,780,183                      $44.35
================================================================================
   In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123.
   The weighted-average fair values at date of grant for options granted during 2002, 2001, and 2000 were $18.17, $11.96, and $16.50, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Expected life in years                          6.3           6.2           5.9
Interest rate                                  4.91%         4.70%         6.50%
Volatility                                     33.0%         32.4%         32.2%
Dividend yield                                  .99%         1.44%         1.12%
--------------------------------------------------------------------------------
   A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the years ended December 31, 2002, 2001 and 2000, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.
--------------------------------------------------------------------------------
(Dollars in Millions
Except Per Share Data)                         2002          2001          2000
--------------------------------------------------------------------------------
Net earnings                                 $229.7        $108.0        $282.0
Adjustment to net earnings for:
   Stock-based compensation
     income (expense) included
     in net earnings, net of tax                 --           2.3          (1.0)
   Pro forma stock-based
     compensation expense,
     net of tax                                18.5          13.8          19.7
--------------------------------------------------------------------------------
Pro forma net earnings                       $211.2        $ 91.9        $263.3
================================================================================
Pro forma net earnings
   per common share -- basic                 $ 2.63        $ 1.14        $ 3.15
================================================================================
Pro forma net earnings
   per common share --
     assuming dilution                       $ 2.62        $ 1.13        $ 3.12
================================================================================

NOTE 15: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business's products to one of its other businesses with a presence in that country or region.
   The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.

Business Segments
(Millions of Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                            Reportable Business Segments
                                    ----------------------------------------------------
                                          Power      Hardware     Fastening                   Currency      Corporate,
                                        Tools &        & Home    & Assembly                Translation    Adjustments,
Year Ended December 31, 2002        Accessories   Improvement       Systems        Total   Adjustments  & Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $3,108.3       $ 758.0        $502.4     $4,368.7       $  25.3        $     --      $4,394.0
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs)                        352.1          53.0          72.1        477.2           1.2           (57.6)        420.8
Depreciation and amortization              78.8          30.7          13.8        123.3           1.2             3.3         127.8
Income from equity method
   investees                               20.8            --            --         20.8            --             3.0          23.8
Capital expenditures                       69.5          11.2          13.6         94.3           1.5              .8          96.6
Segment assets
   (for Consolidated, total assets)     1,570.4         416.2         311.0      2,297.6          82.4         1,750.5       4,130.5
Investment in equity method
   investees                               25.4            --            .1         25.5            --            (1.7)         23.8

Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $3,008.9        $766.2        $478.4     $4,253.5        $ (7.9)       $     --      $4,245.6
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs)                        250.0          59.1          68.4        377.5            .4           (30.3)        347.6
Depreciation and amortization              85.2          33.7          14.3        133.2            .4            25.8         159.4
Income from equity method
   investees                               13.2            --            --         13.2            --             2.1          15.3
Capital expenditures                       85.1          33.1          15.4        133.6            .4              .8         134.8
Segment assets
   (for Consolidated, total assets)     1,577.2         517.6         296.5      2,391.3         (18.1)        1,641.0       4,014.2
Investment in equity method
   investees                               36.9            --            .1         37.0           (.4)           (2.7)         33.9

Year Ended December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $3,072.4        $831.5        $489.3     $4,393.2         $81.7        $     --      $4,474.9
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs and gain on
   sale of business)                      349.4         113.5          80.4        543.3           8.4           (29.4)        522.3
Depreciation and amortization              83.4          34.3          15.9        133.6           3.4            26.4         163.4
Income from equity method
   investees                               15.6            --            --         15.6            --             (.1)         15.5
Capital expenditures                      138.6          30.8          25.6        195.0           4.4              .8         200.2
Segment assets
   (for Consolidated, total assets)     1,771.2         537.5         266.5      2,575.2          16.5         1,498.0       4,089.7
Investment in equity method
   investees                               25.6            --            .1         25.7            .1            (1.7)         24.1
------------------------------------------------------------------------------------------------------------------------------------

   The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments", and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2002. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
   Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, income tax expense, and, for 2001 and 2000, goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments). In addition, segment profit excludes restructuring and exit costs and the gain on sale of business. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.
   Segment assets exclude pension and tax assets, intercompany profit in inventory, intercompany receivables, and, for 2001 and 2000, goodwill (except for the goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments).
   Amounts in the preceding table under the caption "Corporate, Adjustments & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and, for 2001 and 2000, goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments). The reconciliation of segment profit to consolidated earnings before income taxes for each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Segment profit for
   total reportable
   business segments                         $477.2        $377.5        $543.3
Items excluded from segment profit:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                            1.2            .4           8.4
   Depreciation of Corporate
     property and amortization
     of certain goodwill                       (1.3)        (25.8)        (26.4)
   Adjustment to businesses'
     postretirement benefit
     expenses booked
     in consolidation                          37.6          41.3          36.4
   Other adjustments booked
     in consolidation directly
     related to reportable
     business segments                         (8.6)          (.6)        (14.1)
Amounts allocated to
   businesses in arriving at
   segment profit in excess of
   (less than) Corporate center
   operating expenses,
   eliminations, and other
   amounts identified above                   (85.3)        (45.2)        (25.3)
--------------------------------------------------------------------------------
Operating income before
   restructuring and exit costs,
   and gain on sale of business               420.8         347.6         522.3
Restructuring and exit costs                   50.7          99.8          39.1
Gain on sale of business                         --            --          20.1
--------------------------------------------------------------------------------
   Operating income                           370.1         247.8         503.3
Interest expense,
   net of interest income                      57.8          84.3         104.2
Other expense (income)                          4.9           8.2          (5.5)
--------------------------------------------------------------------------------
Earnings before income taxes                 $307.4        $155.3        $404.6
================================================================================

   The reconciliation of segment assets to the consolidated total assets at the end of each year, in millions of dollars, is as follows:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Segment assets for
   total reportable
   business segments                       $2,297.6      $2,391.3      $2,575.2
Items excluded from
   segment assets:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                           82.4         (18.1)         16.5
   Goodwill                                   673.0         656.2         690.2
   Pension assets                              36.7         406.2         380.0
Other Corporate assets                      1,040.8         578.6         427.8
--------------------------------------------------------------------------------
                                           $4,130.5      $4,014.2      $4,089.7
================================================================================
   Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.
   Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $857.9 million, $841.6 million, and $851.9 million of the Corporation's consolidated sales for the years ended December 31, 2002, 2001, and 2000, respectively. Sales to Lowe's Home Improvement Warehouse (Lowe's), a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $467.5 million of the Corporation's consolidated sales for the year ended December 31, 2002. Sales to Lowe's for the years ended December 31, 2001 and 2000, did not exceed 10% of the Corporation's consolidated sales in either of those years.
   The composition of the Corporation's sales by product group for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
Consumer and professional
   power tools and
   product service                         $2,308.4      $2,227.2      $2,304.1
Consumer and professional
   accessories                                317.8         311.1         337.9
Electric lawn and
   garden products                            285.4         279.3         300.1
Electric cleaning and
   lighting products                          157.6         122.8         124.5
Household products                             36.8          45.1          47.7
Security hardware                             563.2         531.3         573.2
Plumbing products                             221.6         252.3         281.4
Fastening and assembly
   systems                                    503.2         476.5         506.0
--------------------------------------------------------------------------------
                                           $4,394.0      $4,245.6      $4,474.9
================================================================================
   The Corporation markets its products and services in over 100 countries and has manufacturing sites in 11 countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation's sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
United States                              $2,824.0      $2,715.6      $2,843.1
Canada                                        138.6         136.5         146.1
--------------------------------------------------------------------------------
   North America                            2,962.6       2,852.1       2,989.2
Europe                                      1,089.0       1,055.9       1,136.7
Other                                         342.4         337.6         349.0
--------------------------------------------------------------------------------
                                           $4,394.0      $4,245.6      $4,474.9
================================================================================
   The composition of the Corporation's property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:
--------------------------------------------------------------------------------
                                               2002          2001          2000
--------------------------------------------------------------------------------
United States                                $384.1        $425.2        $466.4
United Kingdom                                 72.2          72.1         100.5
Other countries                               199.6         190.2         181.2
--------------------------------------------------------------------------------
                                             $655.9        $687.5        $748.1
================================================================================

NOTE 16: LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2002, 2001, and 2000 amounted to $83.6 million, $84.9 million, and $83.6 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2002, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
2003                                                                     $ 54.5
2004                                                                       38.7
2005                                                                       27.6
2006                                                                       19.0
2007                                                                       13.5
Thereafter                                                                 15.5
--------------------------------------------------------------------------------
                                                                         $168.8
================================================================================

NOTE 17: RESTRUCTURING ACTIONS
A summary of restructuring activity during the three years ended December 31, 2002, is set forth below (in millions of dollars).
--------------------------------------------------------------------------------
                                                Write-Down
                                                    to Net
                                                Realizable
                                                  Value of
                                                   Certain
                                  Severance     Long-Lived       Other
                                   Benefits         Assets     Charges    Total
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 1999                 $ 18.7         $   --       $ 3.7   $ 22.4
Reserves established
   in 2000                             21.4           13.9         3.8     39.1
Utilization of reserves:
   Cash                               (10.4)            --        (2.2)   (12.6)
   Non-cash                              --          (13.9)        (.9)   (14.8)
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2000                   29.7             --         4.4     34.1
Reserves established
   in 2001                             49.3           38.9        15.8    104.0
Reversal of reserves                   (3.8)            --         (.4)    (4.2)
Utilization of reserves:
   Cash                               (21.5)            --        (3.4)   (24.9)
   Non-cash                              --          (38.9)       (2.7)   (41.6)
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2001                   53.7             --        13.7     67.4
Reserves established
   in 2002                             23.7           18.5        19.5     61.7
Reversal of reserves                   (5.7)          (2.7)       (2.6)   (11.0)
Utilization of reserves:
   Cash                               (30.6)            --        (7.2)   (37.8)
   Non-cash                              --          (15.8)       (8.7)   (24.5)
Foreign currency translation            4.0             --          .1      4.1
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2002                 $ 45.1         $   --       $14.8   $ 59.9
================================================================================
   During 2002, the Corporation recorded a restructuring charge of $50.7 million under the restructuring plan that was formulated in the fourth quarter of 2001. That $50.7 million charge was net of $11.0 million of reversals of previously provided restructuring reserves that were no longer required. The $50.7 million pre-tax restructuring charge recognized in 2002 reflects actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. The 2002 actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States, the closure of an accessories packaging facility in England, and the transfer of certain additional power tool production from a facility in England to a low-cost facility in the Czech Republic. Actions to reduce the Corporation's manufacturing cost base in the Hardware and Home Improvement segment include the closure of a security hardware facility in the United States.
   The principal component of the 2002 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefits accrual of $23.7 million, principally related to the Power Tools and Accessories segment in North America and Europe ($18.3 million) and the Hardware and Home Improvement segment in North America and Europe ($5.4 million), was included in the restructuring charge. The 2002 restructuring charge also included non-cash pension curtailment losses of $8.9 million stemming from headcount reductions associated with the restructuring actions, principally related to the Corporation's defined benefit pension plan in the United Kingdom. The 2002 restructuring action will also result in the closure of a number of manufacturing facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2002 restructuring charge also included an $18.5 million write-down to fair value - less, if applicable, cost to sell - of certain long-lived assets. The write-down to fair value was comprised of $4.8 million related to the Power Tools and Accessories segment in Europe and $13.7 million related to the Hardware and Home Improvement segment in North America. The balance of the 2002 restructuring charge, or $10.6 million, related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.
   During 2001, the Corporation recorded a restructuring charge of $99.8 million. That restructuring charge reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses throughout all of its businesses. The 2001 restructuring plan includes the transfer of production and service operations in the Power Tools and Accessories and Hardware and Home Improvement segments from facilities in the United States and the United Kingdom to low-cost facilities in Mexico and China and to a new low-cost facility in the Czech Republic.
   The principal component of the 2001 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefits accrual of $45.8 million, principally related to the Power Tool and Accessories segment in North America and Europe ($36.3 million), the Hardware and Home Improvement segment in the United States ($8.6 million), and the Fastening and Assembly Systems segment in Europe ($.9 million), was included in the restructuring charge. The 2001 restructuring actions will result in the closure of a number of manufacturing and service facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2001 restructuring charge also included a $38.9 million write-down to fair value - less, if applicable, cost to sell - of certain equipment. The write-down to fair value was comprised of $34.0 million related to long-lived assets in the Power Tools and Accessories segment in Europe and North America and $4.9 million related to the Hardware and Home Improvement segment in the United States. The 2001 restructuring charge also included $9.6 million, primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized. The balance of the 2001 restructuring charge, or $5.5 million, primarily related to non-cash charges associated with the impairment of an equity method investee and non-cash pension expense.
   During 2001, the Corporation also recognized $4.2 million of restructuring and exit costs principally related to severance benefits associated with its Power Tools and Accessories segment in Europe and its Hardware and Home Improvement segment. The $4.2 million charge was offset, however, by the reversal of $4.2 million of severance accruals and other exit costs established as part of the 2000 restructuring charge, which were no longer required.
   The severance benefits accrual, included in the $50.7 million and $99.8 million pre-tax restructuring charges taken in 2002 and 2001, respectively, related to the elimination of approximately 3,500 positions in high-cost manufacturing locations and in certain administrative functions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 3,200 replacement positions will be filled, yielding a net total of 300 positions eliminated as a result of the 2002 and 2001 restructuring actions.
   During 2000, the Corporation recorded a restructuring charge of $39.1 million. The 2000 restructuring charge included $9.5 million to rationalize manufacturing in its Hardware and Home Improvement segment. The 2000 restructuring charge also included $29.6 million related to actions to reduce costs in its Power Tools and Accessories segment. Included in these cost reduction initiatives were the transfer of certain production from manufacturing facilities in the United Kingdom to lower-cost facilities in China, reductions in administrative functions, principally in Europe, and the integration of the accessories business in North America into the professional and consumer power tools businesses.
   The major component of the 2000 restructuring charge related to the net elimination of approximately 400 positions. As a result, an accrual of $21.4 million, principally related to the Power Tools and Accessories segment in Europe, was included in the restructuring charge. The Corporation also took action to rationalize manufacturing and reduce administrative costs. As a result, the restructuring charge recognized in 2000 also included a $13.9 million write-down of machinery and equipment to fair value. This write-down primarily related to the Hardware and Home Improvement segment's operations in the United States and to the European and United States businesses of the Power Tools and Accessories segment. The balance of the 2000 restructuring charge, or $3.8 million, primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.
   During 2002, 2001, and 2000, the Corporation paid severance and other exit costs of $37.8 million, $24.9 million, and $12.6 million, respectively.
   As of December 31, 2002, all facilities exited as part of the Corporation's restructuring actions undertaken in 2001 and prior had been sold. As of December 31, 2002, the carrying value of facilities to be exited as part of the Corporation's restructuring actions that commenced in 2002 was not significant.

NOTE 18: LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
   The Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by the Corporation but at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations. Other matters involve current and former manufacturing facilities.
   For sites never operated by the Corporation, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For matters associated with properties currently operated by the Corporation, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For matters associated with properties previously sold or operated by the Corporation, the Corporation considers any applicable terms of sale and applicable federal and state laws to determine if it has any remaining liability. If it is determined that the Corporation has potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
   The Corporation's estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
   Insurance recoveries for environmental and certain general liability claims have not been recognized until realized.
   In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2002, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.


NOTE 19: QUARTERLY RESULTS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Millions Except Per Share Data)                                First           Second            Third           Fourth
Year Ended December 31, 2002                                             Quarter          Quarter          Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                     $951.7         $1,125.3         $1,085.2         $1,231.8
Gross margin                                                               306.9            378.5            380.7            451.8
Net earnings                                                                33.0             66.1             54.9             75.7
====================================================================================================================================
Net earnings per common share -- basic                                    $  .41         $    .82         $    .68         $    .94
====================================================================================================================================
Net earnings per common share -- assuming dilution                        $  .41         $    .81         $    .68         $    .94
====================================================================================================================================

Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                     $962.0         $1,049.7         $1,039.2         $1,194.7
Gross margin                                                               325.6            339.5            342.8            391.1
Net earnings (loss)                                                         33.1             41.7             46.2            (13.0)
====================================================================================================================================
Net earnings (loss) per common share -- basic                             $  .41         $    .52         $    .57         $   (.16)
====================================================================================================================================
Net earnings (loss) per common share -- assuming dilution                 $  .40         $    .51         $    .57         $   (.16)
====================================================================================================================================

   Results for the third quarter of 2002 included a restructuring charge of $38.4 million ($22.3 million net of tax). Results for the fourth quarter of 2002 included a restructuring charge of $12.3 million ($9.4 million net of tax).
   Results for the fourth quarter of 2001 included a restructuring charge of $99.8 million ($70.6 million net of tax).
   As more fully described in Note 1, effective January 1, 2002, the Corporation adopted EITF 01-9. Upon the adoption of EITF 01-9, previously reported amounts were restated and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $17.0 million, $20.7 million, $23.8 million, and $26.0 million for the first, second, third, and fourth quarters of 2001, respectively.
   As more fully described in Note 1, effective January 1, 2002, the Corporation adopted SFAS No. 142. Results for the first, second, third, and fourth quarters of 2001 each include goodwill amortization of $6.6 million. Net earnings (loss), adjusted to exclude goodwill amortization in the first, second, third, and fourth quarters of 2001, would have been $39.7 million, $48.3 million, $52.8 million, and $(6.4) million, respectively. Net earnings (loss) per common share
- basic, adjusted to exclude goodwill amortization in the first, second, third, and fourth quarters of 2001, would have been $.49, $.60, $.65, and $(.08), respectively. Net earnings (loss) per common share - assuming dilution, adjusted to exclude goodwill amortization in the first, second, third, and fourth quarters of 2001, would have been $.48, $.59, $.65, and $(.08), respectively.
   Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share amounts.

REPORT OF INDEPENDENT AUDITORS
To the Stockholders and Board of Directors of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
   As discussed in Note 1 to the financial statements, effective January 1, 2001, the Corporation changed its method of accounting for derivative financial instruments. Also, as discussed in Note 1 to the financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and other intangible assets and for certain sales incentives to its customers.




/s/ ERNST & YOUNG LLP
Baltimore, Maryland
January 29, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2003, under the captions "Election of Directors", "Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
   Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11.        EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2003, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2003, under the captions "Voting Securities", "Security Ownership of Management", and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2003, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of this report, the Corporation carried out an evaluation - under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer - of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-5. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.
   (b) There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits

(1) LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

   Consolidated Statement of Earnings - years ended December 31, 2002, 2001, and 2000.

   Consolidated Balance Sheet - December 31, 2002 and 2001.

   Consolidated Statement of Stockholders' Equity - years ended December 31, 2002, 2001, and 2000.

   Consolidated Statement of Cash Flows - years ended December 31, 2002, 2001, and 2000.

   Notes to Consolidated Financial Statements.

   Report of Independent Auditors.

(2) LIST OF FINANCIAL STATEMENT SCHEDULES
The  following   financial  statement  schedules  of  the  Corporation  and  its subsidiaries are included herein:

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

Exhibit 3(b)
Bylaws of the Corporation, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, are incorporated herein by reference.

Exhibit 4(a)
Indenture, dated as of March 24, 1993, by and between the Corporation and Security Trust Company, National Association, included in the Corporation's Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

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

Exhibit 4(e)
Indenture dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

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

Exhibit 4(h)
Credit Agreement, dated as of April 4, 2002, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and Bank of America, N.A., Commerzbank AG, New York and Grand Cayman Branches, and HSBC Bank, USA, as Co-Syndication Agents, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

Exhibit 4(i)
Indenture between the Corporation and The Bank of New York, as trustee, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

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

Exhibit 10(c)
The Black & Decker 1986 U.K. Approved Option Scheme, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-47651), is incorporated herein by reference.

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

Exhibit 10(g)
The Black & Decker Non-Employee Directors Stock Plan, included as Exhibit A to the Proxy Statement, for the 1998 Annual Meeting of Stockholders of the Corporation dated March 3, 1998, is incorporated herein by reference.

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

Exhibit 10(j)
The Black & Decker Executive Annual Incentive Plan, included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

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

Exhibit 10(m)
The Black & Decker Executive Long-Term Performance/Retention Plan, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.

Exhibit 10(n)(1)
The Black & Decker Supplemental Pension Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(n)(2)
Amendment to The Black & Decker Supplemental Pension Plan, dated as of May 21, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

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

Exhibit 10(p)(1)
The Black & Decker Supplemental Retirement Savings Plan, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-65013), is incorporated herein by reference.

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

Exhibit 10(p)(5)
Amendment No. 4 to The Black & Decker Supplement Retirement Savings Plan dated as of October 18, 2001, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit 10(p)(6)
Amendment No. 5 to The Black & Decker Supplemental Retirement Savings Plan dated as of October 17, 2002.

Exhibit 10(p)(7)
Amendment No. 6 to The Black & Decker Supplemental Retirement Savings Plan dated as of December 12, 2002.

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

Exhibit 10(w)
Form of Severance Benefits Agreement by and between the Corporation and approximately 17 of its key employees.

Exhibit 10(x)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Nolan D. Archibald.

Exhibit 10(y)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Paul F. McBride.

Exhibit 10(z)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Charles E. Fenton.

Exhibit 10(aa)
Letter Agreement,  dated April 19, 1999, by and between the Corporation and Paul
F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 10(bb)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Michael D. Mangan.

Exhibit 10(cc)(1)
Special Deferral Agreement, dated February 7, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 10(cc)(2)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Paul A. Gustafson.

Exhibit 10(dd)(1)
The Black & Decker 1996 Employee Stock Purchase Plan, included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

Exhibit 10(dd)(2)
Amendment to The Black & Decker 1996 Employee Stock Purchase Plan, as adopted on February 12, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Items 10(a) through 10(dd)(2) constitute management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 15(c) of this report.

Exhibit 21
List of Subsidiaries.

Exhibit 23
Consent of Independent Auditors.

Exhibit 24
Powers of Attorney.

Exhibit 99(a)
Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 99(b)
Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit 99(c)
Code of Ethics for Senior Financial Officers.

   All other items are "not applicable" or "none".

(b)  Reports on Form 8-K
The Corporation filed the following reports on Form 8-K during the three months ended December 31, 2002:
   On October 23, 2002, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had reported its earnings for the three and nine months ended September 29, 2002.
   All other items are "not applicable" or "none".

(c)  Exhibits
The exhibits required by Item 601 of Regulation S-K are filed herewith.

(d) Financial Statement Schedules and Other Financial Statements
The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The Black & Decker Corporation and Subsidiaries
(Millions of Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                               Balance       Additions                         Other
                                                                    at      Charged to                       Changes        Balance
                                                             Beginning       Costs and                           Add         at End
Description                                                  of Period        Expenses      Deductions      (Deduct)      of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002
Reserve for doubtful accounts and cash discounts                 $51.9           $70.6           $77.4 (a)      $2.5 (b)      $47.6
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001
Reserve for doubtful accounts and cash discounts                 $51.8           $71.2           $70.5 (a)      $(.6)(b)      $51.9
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
Reserve for doubtful accounts and cash discounts                 $53.3           $64.8           $65.4 (a)      $(.9)(b)      $51.8
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

                                                THE BLACK & DECKER CORPORATION

Date:  February 14, 2003                        By  /s/ NOLAN D. ARCHIBALD
       -----------------                           -----------------------------
                                                        Nolan D. Archibald
                                                        Chairman, President, and
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

Signature                      Title                           Date
--------------------------------------------------------------------------------


Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                         February 14, 2003
----------------------                                         -----------------
    Nolan D. Archibald         Chairman, President, and
                               Chief Executive Officer


Principal Financial Officer

/s/ MICHAEL D. MANGAN                                          February 14, 2003
---------------------                                          -----------------
    Michael D. Mangan          Senior Vice President and
                               Chief Financial Officer


Principal Accounting Officer

/s/ CHRISTINA M. MCMULLEN                                      February 14, 2003
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

        Nolan D. Archibald                           Manuel A. Fernandez
        Barbara L. Bowles                            Benjamin H. Griswold, IV
        M. Anthony Burns                             Anthony Luiso
        Malcolm Candlish


By /s/ NOLAN D. ARCHIBALD                               Date:  February 14, 2003
   ----------------------                                      -----------------
       Nolan D. Archibald
       Attorney-in-Fact

                         THE BLACK & DECKER CORPORATION
                                 CERTIFICATIONS


I, Nolan D. Archibald, certify that:

1. I have reviewed this annual report on Form 10-K of The Black & Decker Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




   /s/ NOLAN D. ARCHIBALD
   ----------------------
       Nolan D. Archibald
       Chairman, President, and Chief Executive Officer
       February 14, 2003

                         THE BLACK & DECKER CORPORATION
                                 CERTIFICATIONS


I, Michael D. Mangan, certify that:

1. I have reviewed this annual report on Form 10-K of The Black & Decker Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





/s/ MICHAEL D. MANGAN
---------------------
    Michael D. Mangan
    Senior Vice President and Chief Financial Officer
    February 14, 2003