Form 10-Q
period 2003-03-30
BLACK & DECKER CORP
filed 2003-05-07
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               March 30, 2003
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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

The  number  of  shares  of  Common  Stock  outstanding  as of April  25,  2003:
77,595,093
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                 March 30, 2003

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months Ended March 30, 2003 and March 31, 2002            3

    Consolidated Balance Sheet
       March 30, 2003 (Unaudited) and December 31, 2002                        4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Three Months Ended March 30, 2003 and March 31, 2002            5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Three Months Ended March 30, 2003 and March 31, 2002            6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            20

Item 4. Controls and Procedures                                               20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 6. Exhibits and Reports on Form 8-K                                      23

SIGNATURES                                                                    24

CERTIFICATIONS                                                                25

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                 March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Sales                                                    $968.2           $951.7
   Cost of goods sold                                     624.7            644.8
   Selling, general, and administrative expenses          270.2            244.7
--------------------------------------------------------------------------------
Operating Income                                           73.3             62.2
   Interest expense (net of interest income)               12.1             15.8
   Other expense                                            1.8              1.2
--------------------------------------------------------------------------------
Earnings Before Income Taxes                               59.4             45.2
   Income taxes                                            16.0             12.2
--------------------------------------------------------------------------------
Net Earnings                                             $ 43.4           $ 33.0
================================================================================



Net Earnings Per Common Share -- Basic                   $  .55           $  .41
================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                        78.3             80.1
================================================================================

Net Earnings Per Common Share --
   Assuming Dilution                                     $  .55           $  .41
================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                        78.5             80.6
================================================================================

Dividends Per Common Share                               $  .12           $  .12
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                             March 30, 2003
                                                (Unaudited)   December 31, 2002
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  286.7            $  517.1
Trade receivables                                     747.0               729.0
Inventories                                           813.9               748.9
Other current assets                                  209.3               198.9
--------------------------------------------------------------------------------
   Total Current Assets                             2,056.9             2,193.9
--------------------------------------------------------------------------------
Property, Plant, and Equipment                        648.9               655.9
Goodwill                                              734.9               729.1
Other Assets                                          548.5               551.6
--------------------------------------------------------------------------------
                                                   $3,989.2            $4,130.5
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $    5.9            $    4.6
Current maturities of long-term debt                  309.9               312.0
Trade accounts payable                                366.4               343.2
Other accrued liabilities                             673.3               793.6
--------------------------------------------------------------------------------
   Total Current Liabilities                        1,355.5             1,453.4
--------------------------------------------------------------------------------
Long-Term Debt                                        924.5               927.6
Deferred Income Taxes                                 211.5               211.3
Postretirement Benefits                               411.8               409.0
Other Long-Term Liabilities                           528.5               529.6
Stockholders' Equity
Common stock, par value $.50 per share                 38.8                39.8
Capital in excess of par value                        473.7               550.1
Retained earnings                                     558.4               524.3
Accumulated other comprehensive income (loss)        (513.5)             (514.6)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                         557.4               599.6
--------------------------------------------------------------------------------
                                                   $3,989.2            $4,130.5
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                   Outstanding             Capital in                   Other Com-            Total
                                                        Common      Par     Excess of    Retained       prehensive    Stockholders'
                                                        Shares    Value     Par Value    Earnings    Income (Loss)           Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                        79,829,641    $39.9        $566.6      $333.2          $(188.7)          $751.0
Comprehensive income:
   Net earnings                                             --       --            --        33.0               --             33.0
   Net gain on derivative
     instruments (net of tax)                               --       --            --          --               .2               .2
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                        --       --            --          --            (19.9)           (19.9)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                        --       --            --        33.0            (19.7)            13.3
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                             --       --            --        (9.6)              --             (9.6)
Common stock issued under
   employee benefit plans                              586,854       .3          18.5          --               --             18.8
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                           80,416,495    $40.2        $585.1      $356.6          $(208.4)          $773.5
====================================================================================================================================

Balance at December 31, 2002                        79,604,786    $39.8        $550.1      $524.3          $(514.6)          $599.6
Comprehensive income:
   Net earnings                                             --       --            --        43.4               --             43.4
   Net loss on derivative
     instruments (net of tax)                               --       --            --          --              (.2)             (.2)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                        --       --            --          --              1.3              1.3
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                        --       --            --        43.4              1.1             44.5
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                             --       --            --        (9.3)              --             (9.3)
Purchase and retirement of
   common stock                                     (2,011,570)    (1.0)        (76.5)         --               --            (77.5)
Common stock issued under
   employee benefit plans                                1,377       --            .1          --               --               .1
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003                           77,594,593    $38.8        $473.7      $558.4          $(513.5)          $557.4
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                           $  43.4           $ 33.0
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Non-cash charges and credits:
     Depreciation and amortization                        36.5             34.2
     Other                                                 1.8              1.4
   Changes in selected working capital items:
     Trade receivables                                   (11.2)           (24.4)
     Inventories                                         (58.4)             6.0
     Trade accounts payable                               21.2             31.2
   Restructuring spending                                (15.7)            (7.5)
   Other assets and liabilities                         (138.0)           (11.4)
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                  (120.4)            62.5
--------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                            .2              2.3
Capital expenditures                                     (26.4)           (22.1)
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                   (26.2)           (19.8)
--------------------------------------------------------------------------------
   Cash Flow Before Financing Activities                (146.6)            42.7
Financing Activities
Net increase (decrease) in short-term borrowings           1.3              (.3)
Payments on long-term debt                                 (.9)           (30.5)
Purchase of common stock                                 (77.5)               -
Issuance of common stock                                     -             14.3
Cash dividends                                            (9.3)            (9.6)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                   (86.4)           (26.1)
Effect of exchange rate changes on cash                    2.6              (.9)
--------------------------------------------------------------------------------
(Decrease) Increase In Cash And Cash Equivalents        (230.4)            15.7
Cash and cash equivalents at beginning of period         517.1            244.5
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period             $ 286.7           $260.2
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three-month period ended March 30, 2003, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
     Certain amounts presented for the three months ended March 31, 2002, have been reclassified to conform to the 2003 presentation.

NOTE 2: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                             March 30, 2003   December 31, 2002
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                 $190.1              $186.1
   Finished products                                  613.2               553.9
--------------------------------------------------------------------------------
                                                      803.3               740.0
FIFO cost less than LIFO inventory value               10.6                 8.9
--------------------------------------------------------------------------------
                                                     $813.9              $748.9
================================================================================
     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 3: SHORT-TERM BORROWINGS
In April 2002, the Corporation replaced an expiring $400 million 364-day unsecured revolving credit facility with a $250 million 364-day unsecured revolving credit facility (the Credit Facility). The Credit Facility provided for annual renewals upon request by the Corporation and approval by the lending banks. In April 2003, the Corporation elected not to request renewal of the Credit Facility based upon its anticipated short-term financing needs. The terms of the Corporation's $500 million commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
     While no amounts were outstanding under either the commercial paper program or the Corporation's unsecured revolving credit facilities at March 30, 2003, or March 31, 2002, average borrowings outstanding under these arrangements during the quarter were $403.1 million and $490.7 million, respectively.

NOTE 4: LONG-TERM DEBT
The Corporation's long-term debt and portfolio of interest rate swap instruments are more fully disclosed in Notes 6 and 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. On April 1, 2003, the Corporation repaid $309.5 million of 7.50% notes. Also on April 1, 2003, $125 million notional amount of fixed-to-variable interest rate swaps expired.
     Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $307.4 million and $306.9 million were included in the Consolidated Balance Sheet at March 30, 2003, and December 31, 2002, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Interest expense                                         $18.5            $21.7
Interest (income)                                         (6.4)            (5.9)
--------------------------------------------------------------------------------
                                                         $12.1            $15.8
================================================================================

NOTE 6: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                 Reportable Business Segments
                                       ----------------------------------------------
                                             Power      Hardware    Fastening              Currency       Corporate,
                                           Tools &        & Home   & Assembly           Translation     Adjustments,
Three Months Ended March 30, 2003      Accessories   Improvement      Systems   Total   Adjustments   & Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $647.1        $172.6       $129.2  $948.9        $ 19.3           $    -         $968.2
Segment profit (loss) (for
     Consolidated, operating income)          57.7          15.0         18.4    91.1           2.2            (20.0)          73.3
Depreciation and amortization                 19.8           8.1          3.7    31.6            .5              4.4           36.5
Capital expenditures                          14.9           7.7          3.5    26.1            .1               .2           26.4

Three Months Ended March 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $652.0        $201.0       $125.9  $978.9        $(27.2)          $    -         $951.7
Segment profit (loss) (for
     Consolidated, operating income)          39.1          15.6         16.5    71.2          (2.0)            (7.0)          62.2
Depreciation and amortization                 21.7           9.4          3.6    34.7           (.8)              .3           34.2
Capital expenditures                          15.2           3.4          3.6    22.2           (.3)              .2           22.1

     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central

America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2003. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

     The reconciliation of segment profit to the Corporation's earnings before income taxes, in millions of dollars, is as follows:

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Segment profit for total
   reportable business segments                         $ 91.1           $ 71.2
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange
     rates to actual rates                                 2.2             (2.0)
   Depreciation of Corporate property                      (.3)             (.3)
   Adjustment to businesses' postretirement
     benefit expenses booked in consolidation              3.6             10.3
   Other adjustments booked in consolidation
     directly related to reportable business
     segments                                            (10.0)            (4.7)
Amounts allocated to businesses in arriving
   at segment profit in excess of (less
   than) Corporate center operating
   expenses, eliminations, and other
   amounts identified above                              (13.3)           (12.3)
--------------------------------------------------------------------------------
   Operating income                                       73.3             62.2
Interest expense, net of interest income                  12.1             15.8
Other expense                                              1.8              1.2
--------------------------------------------------------------------------------
   Earnings before income taxes                         $ 59.4           $ 45.2
================================================================================

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

--------------------------------------------------------------------------------
                                                       Three Months Ended
(Amounts in Millions Except Per Share Data)     March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Numerator:
   Net earnings                                          $43.4            $33.0
================================================================================
Denominator:
   Denominator for basic earnings per share --
     weighted-average shares                              78.3             80.1

   Employee stock options and stock issuable
     under employee benefit plans                           .2               .5
--------------------------------------------------------------------------------
   Denominator for diluted earnings per share --
     adjusted weighted-average shares
     and assumed conversions                              78.5             80.6
================================================================================
Basic earnings per share                                 $ .55            $ .41
================================================================================
Diluted earnings per share                               $ .55            $ .41
================================================================================
     As of March 30, 2003, options to purchase approximately 8.1 million shares of common stock, with a weighted-average exercise price of $46.14, were outstanding, but were not included in the computation of diluted earnings per
share   because  the  effect  would  be   anti-dilutive.   These
options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 8: STOCK-BASED COMPENSATION
As more fully disclosed in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three-month periods ended March 30, 2003, and March 31, 2002, is provided below.

--------------------------------------------------------------------------------
                                                       Three Months Ended
(Amounts in Millions Except Per Share Data)     March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Net earnings                                             $43.4            $33.0
Adjustments to net earnings for:
   Stock-based compensation expense
     included in net earnings, net of tax                   .5                -

   Pro forma stock-based compensation
     (expense), net of tax                                (5.7)            (4.3)
--------------------------------------------------------------------------------
Pro forma net earnings                                   $38.2            $28.7
================================================================================

================================================================================
Pro forma net earnings per common share --
   basic                                                 $ .49            $ .36
================================================================================
Pro forma net earnings per common share --
   assuming dilution                                     $ .49            $ .36
================================================================================

NOTE 9: RESTRUCTURING ACTIVITY
As more fully disclosed in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation recorded a restructuring charge of $50.7 million during 2002 and a $99.8 million charge during the fourth quarter of 2001. A summary of restructuring activity during the three-month period ended March 30, 2003, is as follows (in millions of dollars):

-------------------------------------------------------------------------------------------------------------
                                        Reserves at    Utilization of Reserves        Foreign    Reserves at
                                       December 31,    -----------------------       Currency      March 30,
                                               2002       Cash        Non-Cash    Translation           2003
-------------------------------------------------------------------------------------------------------------
Severance benefits                            $45.1     $ (4.8)           $  -            $.3          $40.6
Other charges                                  14.8      (10.9)              -              -            3.9
-------------------------------------------------------------------------------------------------------------
Total                                         $59.9     $(15.7)           $  -            $.3          $44.5
=============================================================================================================

NOTE 10: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of March 30, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $43.4 million, or $.55 per share on a diluted basis, for the three-month period ended March 30, 2003, compared to net earnings of $33.0 million, or $.41 per share on a diluted basis, for the three-month period ended March 3l, 2002.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended March 30, 2003 and March 31, 2002:

                          ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------
                                                      Three Months Ended
(Dollars in Millions)                          March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Total sales                                            $968.2           $951.7
--------------------------------------------------------------------------------
Unit volume                                                (2)%              2%
Price                                                      (1)%             (1)%
Currency                                                    5%              (2)%
--------------------------------------------------------------------------------
Change in total sales                                       2%              (1)%
================================================================================
     Total consolidated sales for the three months ended March 30, 2003, increased by 2% over the 2002 level. Decreases in unit volume resulted in a 2% decline in sales during the three-month period ended March 30, 2003, from the corresponding period in 2002. The unit volume decline was due, in part, to a sharp decrease in sales of plumbing products as a result of the shelf space losses at The Home Depot that occurred in the second half of 2002. Unit volume declines in other businesses during the first quarter of 2003, particularly the security hardware and professional power tools businesses in North America, were partially offset by strong sales growth in the consumer power tools business in North America. Pricing actions had a 1% negative effect on sales for the three-month period ended March 30, 2003, as compared to the corresponding period in 2002. The effects of a weaker dollar compared to other foreign currencies, particularly the euro and pound sterling, caused a 5% increase in the Corporation's consolidated sales during the three-month period ended March 30, 2003, as compared to the corresponding period in 2002.

EARNINGS
Operating income for the three months ended March 30, 2003, was $73.3 million, or 7.6% of sales, compared to operating income of $62.2 million, or 6.5% of sales, for the corresponding period in 2002.
     Gross margin as a percentage of sales was 35.5% and 32.2% for the three-month periods ended March 30, 2003, and March 31, 2002, respectively. Gross margin as a percentage of sales for the three-month period ended March 30, 2003, increased in each of the Corporation's three business segments, as compared to the corresponding period in 2002. Increases were principally the result of higher productivity and restructuring initiatives, especially in the North American and European power tools and accessories businesses. While the Corporation anticipates that the positive effects of productivity initiatives and restructuring actions will continue to favorably impact the year-over-year comparisons of gross margins over the remainder of 2003, it expects that the rate of improvement will moderate from the 3.3 percentage point improvement experienced in the first quarter of 2003 given the increases in the comparable gross margin as a percentage of sales in each of the successive quarterly periods in 2002.
     Selling, general, and administrative expenses as a percentage of sales were 27.9% for the quarter ended March 30, 2003, compared to 25.7% for the three-month period ended March 31, 2002. Selling, general, and administrative expenses increased by $25.5 million for the three months ended March 30, 2003, as compared to the corresponding period in 2002. Approximately half of that $25.5 million increase was due to effects of foreign currency translation, with the remainder principally attributable to higher spending in the areas of marketing and promotion as well as increased transportation and distribution costs.
     Net interest expense (interest expense less interest income) for the three months ended March 30, 2003, was $12.1 million compared to net interest expense of $15.8 million for the three months ended March 31, 2002. The decrease in net interest expense for the three months ended March 30, 2003, as compared to the corresponding period in 2002, was the result of both lower borrowing levels and interest rates.
     Other expense for the three months ended March 30, 2003, was $1.8 million as compared to $1.2 million for the corresponding period in 2002.
     The Corporation's effective tax rate was 27% for the three-month periods ended March 30, 2003, and March 31, 2002.
     The Corporation reported net earnings of $43.4 million, or $.55 per share on a diluted basis, for the three-month period ended March 30, 2003, compared to net earnings of $33.0 million, or $.41 per share on a diluted basis, for the three-month period ended March 31, 2002. In addition to the impact of the operational matters previously described, earnings per share for the 2003 period also benefited from lower shares outstanding as a result of common shares repurchased by the Corporation subsequent to March 31, 2002.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $647.1           $652.0
Segment profit                                            57.7             39.1
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2003 decreased 1% from the 2002 level.
     Sales of power tools and accessories in North America during the first quarter of 2003 approximated the prior year level as a high single-digit rate of decline in sales of professional power tools and accessories offset a double-digit rate of growth in sales of consumer power tools and accessories. Sales of professional power tools and accessories decreased during the first quarter of 2003 compared to the prior year level, reflecting the weak economic environment, especially in the industrial sector, compounded by adverse weather conditions. During the first quarter of 2003, sales of consumer power tools and accessories increased significantly over the corresponding period in 2002 due to several factors, including: (i) strong sales of new products in the first quarter of 2003; (ii) a delay in orders of lawn and garden products for the spring outdoor season from the first to the second quarter of 2002; and (iii) expanded product placement with a significant customer.
     Sales in Europe decreased at a low single-digit rate in the first quarter of 2003 from the corresponding period in 2002, primarily due to declines in sales of consumer power tools and outdoor products. Sales declines in Germany and France accounted for much of the European sales decrease, due to weak economic conditions and customers' efforts to control inventory levels.
     Sales in other geographic areas increased at a mid-single-digit rate for the first quarter of 2003 over the prior year level as sales of consumer power tools and accessories increased at a mid-single-digit rate, while sales of professional power tools and accessories increased at a low single-digit rate compared to the previous year's first quarter.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 8.9% for the three-month period ended March 30, 2003, as compared to 6.0% for the corresponding 2002 period. The increase in segment profit as a percentage of sales during 2003 was driven by higher gross margins, principally in North American and European power tools and accessories. The improved gross margins primarily resulted from higher productivity and the results of restructuring initiatives.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $172.6           $201.0
Segment profit                                            15.0             15.6
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 14% for the three months ended March 30, 2003, from the corresponding period in 2002. Sales of plumbing products declined at a double-digit rate, reflecting a loss of shelf space at The Home Depot, which the Corporation announced in the latter half of 2002. Sales of security hardware decreased at a high single-digit rate in the first quarter of 2003 from the corresponding period in 2002, due to shifts in the timing of promotional programs from the first quarter in 2002 to the second quarter in 2003 and to the results of a brand and product repositioning that favorably impacted sales in the 2002 period.
     Segment  profit  as a  percentage  of  sales  for  the  Hardware  and  Home
Improvement segment was 8.7% in the first three months of 2003 as compared to 7.8% in the corresponding period of 2002. Segment profit as a percentage of sales benefited from improvements in gross margin as a percentage of sales during the quarter ended March 30, 2003. The increase in gross margin as a percentage of sales was primarily driven by productivity improvements and restructuring benefits.
     Although the loss of shelf space at The Home Depot in 2002 had a significant effect on the Corporation's plumbing products business during the first quarter of 2003, the plumbing products business has announced a significant expansion of its product listings at Lowe's. This expansion, scheduled to begin in the second quarter of 2003, is expected to increase the average stock keeping units (SKU's) of the Corporation's plumbing products at Lowe's stores by approximately 75% and to significantly mitigate the effect of the loss of shelf space at The Home Depot.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 30, 2003   March 31, 2002
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $129.2           $125.9
Segment profit                                            18.4             16.5
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 3% in the first quarter of 2003 over the 2002 level, reflecting gains in both the automotive and industrial sectors, particularly in Asia.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 13.1% in the first quarter of 2002 to 14.2% in 2003. The increase in operating profit as a percentage of sales was due to higher gross margins, reflecting favorable manufacturing productivity.

Other Segment-Related Matters
As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 in Item 7 under the caption "Financial Condition", the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2003 will increase by approximately $30 million from the 2002 levels. The adjustment to businesses' postretirement benefit expense booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $3.6 million and $10.3 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. This decrease reflects the impact excluded from the Corporation's reportable business segments of that increase in pension and other postretirement benefits expense.
     Expenses  directly  related  to  reportable  business  segments  booked  in consolidation and, thus, excluded from segment profit for the reportable business segments were $10.0 million and $4.7 million for the three-month periods ended March 30, 2003 and March 31, 2002, respectively. The increase in these expenses for the three-month period ended March 30, 2003, as compared to the corresponding 2002 period principally relates to $4.1 million of restructuring-related expenses associated with the Power Tools and Accessories segment.

RESTRUCTURING ACTIVITY
As more fully discussed in Note 9 of Notes to Consolidated Financial Statements and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 in both Item 7 under the caption "Restructuring Actions", and Note 17 of Notes to Consolidated Financial Statements included in Item 8, during the fourth quarter of 2001, the Corporation formulated a restructuring plan designed to reduce its manufacturing footprint, variable production costs, and selling, general, and administrative expenses. During 2001 and 2002, the Corporation has recognized pre-tax restructuring charges under this plan totaling $150.5 million. The Corporation believes that additional pre-tax restructuring charges of up to $20 million will be recognized over the remaining life of its restructuring plan, which as currently envisioned, will be implemented in 2003 and 2004.
     The Corporation expects that incremental pre-tax savings associated with the restructuring plan will benefit 2003 and 2004 results, by $35 million and $40 million, respectively, net of restructuring-related expenses. Ultimate savings realized from restructuring actions may be mitigated by such factors as continued economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.
     The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity.

FINANCIAL CONDITION
Operating activities used cash of $120.4 million for the three months ended March 30, 2003, compared to $62.5 million of cash provided in the corresponding period in 2002. The decrease in cash provided by operating activities during the quarter ended March 30, 2003, was primarily a result of higher inventories, as well as the payments during the first quarter of higher accrued liabilities that existed at year-end 2002 and higher cash taxes, all as compared to the first quarter of 2002.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at March 30, 2003, approximated the number of days sales outstanding at March 31, 2002. Average inventory turns at March 30, 2003, were flat in comparison to the comparable period in 2002 despite the increased inventory levels as a result of safety stock related to the Corporation's restructuring program and lower than expected sales. The Corporation anticipates that the safety stock will begin to decline in the second quarter and will be effectively eliminated by year end.
     Investing activities for the three months ended March 30, 2003, used cash of $26.2 million as compared to $19.8 million of cash used for the corresponding period in 2002. The increase in cash usage was primarily due to higher capital expenditures during the first quarter of 2003 as compared to the corresponding period in 2002. The Corporation anticipates that its capital spending in 2003 will approximate $125 million.
     The Corporation previously announced that it has signed an agreement to sell its European Security Hardware business for $108 million. The European Security Hardware business is included in the Corporation's Hardware and Home Improvement segment. The sale is subject to regulatory approval and is not expected to have a material effect on the Corporation's financial results for 2003.
     Financing activities used cash of $86.4 million for the three-month period ended March 30, 2003, as compared to cash used of $26.1 million during the first three months of 2002. The increase in cash used is primarily the result of higher cash expenditures for stock repurchases during the first quarter of 2003. During the three months ended March 30, 2003, the Corporation repurchased 2,011,570 shares of its common stock at an aggregate cost of $77.5 million. During the corresponding period in 2002, the Corporation did not repurchase any shares of its common stock. At March 30, 2003, the Corporation had remaining authorization from its Board of Directors to repurchase 2,911,595 shares of its common stock.
     As discussed further in Note 3 of Notes to Consolidated Financial Statements, in April 2002, the Corporation replaced an expiring $400 million 364-day unsecured revolving credit facility with a $250 million 364-day unsecured revolving credit facility (the Credit Facility). In April 2003, the Corporation elected not to request renewal of the Credit Facility based upon its anticipated short-term financing needs. Also, as discussed further in Note 4 of Notes to Consolidated Financial Statements, on April 1, 2003, the Corporation repaid $309.5 million of 7.50% notes.
     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at March 30, 2003, and December 31, 2002. Average debt maturity was 7.0 years at March 30, 2003, compared to 7.2 years at December 31, 2002.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the
Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe,"

"expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
     By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1(g) of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. An additional risk factor that should be considered is the potential effects of the Severe Acute Respiratory Syndrome ("SARS") on the Corporation. The Corporation purchases materials and components from suppliers in China and conducts manufacturing operations in China. While SARS has not currently affected, and is not anticipated to affect, the Corporation's operations, if SARS becomes more widespread, it could adversely affect the economy in China and as a result adversely affect the Corporation's manufacturing and sourcing operations in China.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Note 4 of Notes to Consolidated Financial Statements and under the caption "Hedging Activities", included in Item 7, and in Notes 1 and 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated by reference herein.

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

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of March 30, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2003 Annual Meeting of Stockholders was held on April 29, 2003, for the election of directors, to ratify the selection of Ernst & Young LLP as the Corporation's independent auditor for fiscal year 2003, to approve The Black & Decker 2003 Stock Option Plan, and to act on certain stockholder proposals. A total of 68,558,933 of the 78,594,593 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                           Number of Shares     Number of Shares
         Directors                                Voted For   Authority Withheld
     ---------------------------------------------------------------------------
         Nolan D. Archibald                      67,459,137            1,099,796
         Norman R. Augustine                     64,644,591            3,914,342
         Barbara L. Bowles                       64,628,480            3,930,453
         M. Anthony Burns                        64,646,484            3,912,449
         Kim B. Clark                            67,771,706              787,227
         Manuel A. Fernandez                     65,591,281            2,967,652
         Benjamin H. Griswold, IV                65,593,848            2,965,085
         Anthony Luiso                           65,593,584            2,965,349

     (2) Ratified the selection of Ernst & Young LLP as the Corporation's independent auditor for fiscal year 2003 by an affirmative vote of 62,411,267; votes against ratification were 5,615,735; and abstentions were 531,931.

     (3) Approved The Black & Decker 2003 Stock Option Plan by an affirmative vote of 44,583,765; votes against the proposal were 15,633,916; abstentions were 580,228; and broker non-votes were 7,761,024.

     (4) Rejected  Stockholder  Proposal  1 by a  negative  vote of  51,387,446;
         affirmative   votes  for  the  stockholder   proposal  were  8,356,768;
         abstentions were 1,053,695; and broker non-votes were 7,761,024.

     (5) Approved Stockholder Proposal 2 by an affirmative vote of 30,862,250; negative votes against the stockholder proposal were 28,038,844; abstentions were 1,896,815; and broker non-votes were 7,761,024.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No.   Description

            10 The Black & Decker 2003 Stock Option Plan, as amended, included in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of the Corporation dated March 11, 2003, is incorporated by reference.

            99.0 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

            99.1 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

On January 3, 2003, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that, on January 3, 2003, the Corporation announced that it affirmed comfort with consensus earnings estimates for the fourth quarter and full year 2002.

On January 30, 2003, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that, on January 30, 2003, the Corporation had reported its earnings for the three months and year ended December 31, 2002.

The Corporation did not file nor furnish any other reports on Form 8-K during the three-month period ended March 30, 2003.

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




Date:  May 7, 2003

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


/s/ NOLAN D. ARCHIBALD
------------------------------------------------
Nolan D. Archibald
Chairman, President, and Chief Executive Officer
May 7, 2003

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


/s/ MICHAEL D. MANGAN
-------------------------------------------------
Michael D. Mangan
Senior Vice President and Chief Financial Officer
May 7, 2003