Form 10-Q
period 2003-06-29
BLACK & DECKER CORP
filed 2003-08-07
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                    June 29, 2003
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  YES       NO
                                   -----     -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).    X  YES       NO
                                             -----     -----

The number of shares of Common Stock outstanding as of July 25, 2003:
77,687,951
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                  June 29, 2003

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Six Months Ended June 29, 2003
       and June 30, 2002                                                       3

    Consolidated Balance Sheet
       June 29, 2003 (Unaudited) and December 31, 2002                         4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Six Months Ended June 29, 2003 and June 30, 2002                5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Six Months Ended June 29, 2003 and June 30, 2002                6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk            23

Item 4. Controls and Procedures                                               23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     24

Item 6. Exhibits and Reports on Form 8-K                                      25


SIGNATURES                                                                    26

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended                    Six Months Ended
                                                                 June 29, 2003   June 30, 2002        June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                 $1,119.7        $1,125.3             $2,087.9        $2,077.0
   Cost of goods sold                                                    720.0           746.8              1,344.7         1,391.6
   Selling, general, and
     administrative expenses                                             287.8           271.0                558.0           515.7
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         111.9           107.5                185.2           169.7
   Interest expense (net of
     interest income)                                                      7.7            14.8                 19.8            30.6
   Other expense                                                            .5             2.2                  2.3             3.4
------------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                             103.7            90.5                163.1           135.7
   Income taxes                                                           28.0            24.4                 44.0            36.6
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                          $   75.7        $   66.1             $  119.1        $   99.1
====================================================================================================================================


Net Earnings Per Common
   Share - Basic                                                      $    .98        $    .82             $   1.53        $   1.23
====================================================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                                       77.6            80.5                 78.0            80.3
====================================================================================================================================


Net Earnings Per Common
   Share - Assuming Dilution                                          $    .97        $    .81             $   1.52        $   1.23
====================================================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                                       77.9            81.2                 78.2            80.9
====================================================================================================================================


Dividends Per Common Share                                            $    .12        $    .12             $    .24        $    .24
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                                   June 29,
                                                       2003        December 31,
                                                (Unaudited)                2002
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  156.6            $  517.1
Trade receivables                                     820.7               729.0
Inventories                                           768.1               748.9
Other current assets                                  215.0               198.9
--------------------------------------------------------------------------------
   Total Current Assets                             1,960.4             2,193.9
--------------------------------------------------------------------------------
Property, Plant, and Equipment                        638.6               655.9
Goodwill                                              749.6               729.1
Other Assets                                          560.9               551.6
--------------------------------------------------------------------------------
                                                   $3,909.5            $4,130.5
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $   87.0            $    4.6
Current maturities of long-term debt                     .4               312.0
Trade accounts payable                                316.3               343.2
Other accrued liabilities                             762.1               793.6
--------------------------------------------------------------------------------
   Total Current Liabilities                        1,165.8             1,453.4
--------------------------------------------------------------------------------
Long-Term Debt                                        936.1               927.6
Deferred Income Taxes                                 212.4               211.3
Postretirement Benefits                               421.5               409.0
Other Long-Term Liabilities                           522.8               529.6
Stockholders' Equity
Common stock, par value $.50 per share                 38.8                39.8
Capital in excess of par value                        475.9               550.1
Retained earnings                                     624.8               524.3
Accumulated other comprehensive income (loss)        (488.6)             (514.6)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                         650.9               599.6
--------------------------------------------------------------------------------
                                                   $3,909.5            $4,130.5
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
                                                             Common     Par    Excess of   Retained      prehensive   Stockholders'
                                                             Shares   Value    Par Value   Earnings   Income (Loss)          Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                             79,829,641   $39.9       $566.6     $333.2         $(188.7)         $751.0
Comprehensive income:
   Net earnings                                                  --      --           --       99.1              --            99.1
   Net loss on derivative
     instruments (net of tax)                                    --      --           --         --            (9.2)           (9.2)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                             --      --           --         --             3.7             3.7
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             --      --           --       99.1            (5.5)           93.6
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                                  --      --           --      (19.3)             --           (19.3)
Common stock issued under
   employee benefit plans                                   709,840      .4         23.5         --              --            23.9
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                 80,539,481   $40.3       $590.1     $413.0         $(194.2)         $849.2
====================================================================================================================================

Balance at December 31, 2002                             79,604,786   $39.8       $550.1     $524.3         $(514.6)         $599.6
Comprehensive income:
   Net earnings                                                  --      --           --      119.1              --           119.1
   Net loss on derivative
     instruments (net of tax)                                    --      --           --         --            (6.1)           (6.1)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                             --      --           --         --            32.1            32.1
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             --      --           --      119.1            26.0           145.1
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.24 per share)                                  --      --           --      (18.6)             --           (18.6)
Purchase and retirement of
   common stock                                          (2,011,570)   (1.0)       (76.5)        --              --           (77.5)
Common stock issued under
   employee benefit plans                                    66,160      --          2.3         --              --             2.3
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 29, 2003                                 77,659,376   $38.8       $475.9     $624.8         $(488.6)         $650.9
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                       June 29,        June 30,
                                                           2003            2002
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                            $ 119.1          $ 99.1
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Non-cash charges and credits:
     Depreciation and amortization                         72.7            64.8
     Other                                                  3.2             1.6
   Changes in selected working capital items:
     Trade receivables                                    (57.7)          (95.3)
     Inventories                                           13.0            28.5
     Trade accounts payable                               (35.1)           61.9
   Restructuring spending                                 (23.5)          (14.5)
   Other assets and liabilities                           (91.1)           16.5
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                       .6           162.6
--------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                            4.9             3.7
Capital expenditures                                      (51.6)          (48.9)
Other investing activities                                 (1.2)              -
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                    (47.9)          (45.2)
--------------------------------------------------------------------------------
Financing Activities
Net increase (decrease) in short-term borrowings           81.9            (4.1)
Payments on long-term debt                               (310.4)          (30.5)
Purchase of common stock                                  (77.5)              -
Issuance of common stock                                    1.8            18.6
Cash dividends                                            (18.6)          (19.3)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                   (322.8)          (35.3)
Effect of exchange rate changes on cash                     9.6             3.3
--------------------------------------------------------------------------------
(Decrease) Increase In Cash And Cash Equivalents         (360.5)           85.4
Cash and cash equivalents at beginning of period          517.1           244.5
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period              $ 156.6          $329.9
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and six-month periods ended June 29, 2003, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
     Certain amounts presented for the three and six months ended June 30, 2002, have been reclassified to conform to the 2003 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended June 29, 2003, and June 30, 2002, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended June 29, 2003, and June 30, 2002, was $100.6 million and $80.3 million, respectively.

NOTE 2: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                              June 29, 2003   December 31, 2002
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                 $186.9              $186.1
   Finished products                                  568.6               553.9
--------------------------------------------------------------------------------
                                                      755.5               740.0
FIFO cost less than LIFO inventory value               12.6                 8.9
--------------------------------------------------------------------------------
                                                     $768.1              $748.9
================================================================================
     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 3: SHORT-TERM BORROWINGS
In April 2002, the Corporation replaced an expiring $400 million 364-day unsecured revolving credit facility with a $250 million 364-day unsecured revolving credit facility (the Credit Facility). The Credit Facility provided for annual renewals upon request by the Corporation and approval by the lending banks. In April 2003, the Corporation elected not to renew the Credit

Facility based upon its anticipated short-term financing needs. The terms of the Corporation's $500 million commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
     At June 29, 2003, short-term borrowings include $81.9 million outstanding under the Corporation's commercial paper program. The Corporation's average borrowings outstanding under its unsecured revolving credit facilities and its commercial paper program were $427.3 million and $499.6 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively.

NOTE 4: LONG-TERM DEBT
The Corporation's long-term debt and portfolio of interest rate swap instruments are more fully disclosed in Notes 6 and 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. On April 1, 2003, the Corporation repaid $309.5 million of maturing 7.50% notes. Also on April 1, 2003, $125 million notional amount of fixed-to-variable interest rate swaps expired.
     During the quarter ended June 29, 2003, the Corporation terminated fixed-to-variable interest rate swaps agreements in the notional amount of $75.0 million. As more fully described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the gain recognized on the swap termination will be amortized as an adjustment to the yield on the related debt over the remaining period covered by the terminated swap. Deferred gains associated with the early termination of interest rate swaps, which were included in the carrying amount of long-term debt, were $32.0 million and $19.2 million at June 29, 2003 and December 31, 2002, respectively. At June 29, 2003, the Corporation's portfolio of interest rate swap instruments consisted of $588.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.99%. The basis of the variable rate paid is LIBOR.
     Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $381.6 million and $306.9 million were included in the Consolidated Balance Sheet at June 29, 2003, and December 31, 2002, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                        Three Months Ended                Six Months Ended
                  June 29, 2003   June 30, 2002   June 29, 2003   June 30, 2002
--------------------------------------------------------------------------------
Interest expense          $13.8           $21.3           $32.3          $ 43.0
Interest (income)          (6.1)           (6.5)          (12.5)          (12.4)
--------------------------------------------------------------------------------
                          $ 7.7           $14.8           $19.8          $ 30.6
================================================================================

NOTE 6: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                 Reportable Business Segments
                                        ----------------------------------------------
                                              Power     Hardware   Fastening                Currency      Corporate,
                                            Tools &       & Home  & Assembly             Translation    Adjustments,
Three Months Ended June 29, 2003        Accessories  Improvement     Systems     Total   Adjustments  & Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  765.6       $192.1      $128.0  $1,085.7        $ 34.0          $    -       $1,119.7
Segment profit (loss) (for
     Consolidated, operating income)           85.1         18.1        18.4     121.6           4.3           (14.0)         111.9
Depreciation and amortization                  19.8          7.9         3.9      31.6            .8             3.8           36.2
Capital expenditures                           15.4          5.8         2.9      24.1            .8              .3           25.2

Three Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers            $  815.0       $196.6      $132.7  $1,144.3        $(19.0)         $    -       $1,125.3
Segment profit (loss) (for
     Consolidated, operating income)           95.2          6.8        19.1     121.1          (1.6)          (12.0)         107.5
Depreciation and amortization                  18.5          8.2         3.6      30.3           (.4)             .7           30.6
Capital expenditures                           20.3          2.8         3.8      26.9           (.2)             .1           26.8

Six Months Ended June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers            $1,412.7       $364.7      $257.2  $2,034.6        $ 53.3          $    -       $2,087.9
Segment profit (loss) (for
     Consolidated, operating income)          142.8         33.1        36.8     212.7           6.5           (34.0)         185.2
Depreciation and amortization                  39.6         16.0         7.6      63.2           1.3             8.2           72.7
Capital expenditures                           30.3         13.5         6.4      50.2            .9              .5           51.6

Six Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers            $1,467.0       $397.6      $258.6  $2,123.2        $(46.2)         $    -       $2,077.0
Segment profit (loss) (for
     Consolidated, operating income)          134.3         22.4        35.6     192.3          (3.6)          (19.0)         169.7
Depreciation and amortization                  40.2         17.6         7.2      65.0          (1.2)            1.0           64.8
Capital expenditures                           35.5          6.2         7.4      49.1           (.5)             .3           48.9

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

     The reconciliation of segment profit to the Corporation's earnings before income taxes for each period, in millions of dollars, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
                                                                    June 29, 2003   June 30, 2002     June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                      $121.6          $121.1            $212.7          $192.3
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                          4.3            (1.6)              6.5            (3.6)
   Depreciation of Corporate property                                         (.2)            (.7)              (.5)           (1.0)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                         3.7             8.7               7.3            19.0
   Other adjustments booked in consolidation directly
     related to reportable business segments                                 (1.2)            3.2             (11.2)           (1.5)
Amounts allocated to businesses in arriving at segment
   profit in excess of (less than) Corporate center operating
   expenses, eliminations, and other amounts identified above               (16.3)          (23.2)            (29.6)          (35.5)
------------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                         111.9           107.5             185.2           169.7
Interest expense, net of interest income                                      7.7            14.8              19.8            30.6
Other expense                                                                  .5             2.2               2.3             3.4
------------------------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes                                            $103.7          $ 90.5            $163.1          $135.7
====================================================================================================================================

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                 Six Months Ended
(Amounts in Millions Except Per Share Data)                          June 29, 2003   June 30, 2002    June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings                                                              $75.7           $66.1           $119.1           $99.1
====================================================================================================================================
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                                  77.6            80.5             78.0            80.3

   Employee stock options                                                       .3              .7               .2              .6
------------------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share
     - adjusted weighted-average shares and
     assumed conversions                                                      77.9            81.2             78.2            80.9
====================================================================================================================================
Basic earnings per share                                                     $ .98           $ .82           $ 1.53           $1.23
====================================================================================================================================
Diluted earnings per share                                                   $ .97           $ .81           $ 1.52           $1.23
====================================================================================================================================

     As of June 29, 2003, options to purchase approximately 7.2 million shares of common stock, with a weighted-average exercise price of $47.03, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 8: STOCK-BASED COMPENSATION
As more fully disclosed in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three- and six-month periods ended June 29, 2003, and June 30, 2002, is provided below.

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                 Six Months Ended
(Amounts in Millions Except Per Share Data)                          June 29, 2003   June 30, 2002    June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                 $75.7           $66.1           $119.1           $99.1
Adjustments to net earnings for:
   Stock-based compensation expense
     included in net earnings, net of tax                                       .7               -              1.2               -

   Pro forma stock-based compensation
     (expense), net of tax                                                    (5.5)           (4.6)           (11.2)           (8.9)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                       $70.9           $61.5           $109.1           $90.2
====================================================================================================================================

====================================================================================================================================
Pro forma net earnings per common share - basic                              $ .91           $ .76           $ 1.40           $1.12
====================================================================================================================================
Pro forma net earnings per common share
   - assuming dilution                                                       $ .91           $ .76           $ 1.40           $1.12
====================================================================================================================================

NOTE 9: RESTRUCTURING ACTIVITY
As more fully disclosed in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation recorded a pre-tax restructuring charge of $50.7 million during 2002 and a $99.8 million charge during 2001. A summary of restructuring activity during the six-month period ended June 29, 2003, is as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                      Reserves at      Reserves                 Utilization of Reserves       Foreign   Reserves at
                                     December 31,   Established   Reversal of   -----------------------      Currency      June 29,
                                             2002       in 2003      Reserves      Cash      Non-Cash     Translation          2003
------------------------------------------------------------------------------------------------------------------------------------
Severance benefits                          $45.1          $ .2         $(3.2)   $(12.1)        $   -            $1.0         $31.0
Write-down to net
  realizable value of
  certain equipment                             -           3.8           (.4)        -          (3.4)              -             -
Other charges                                14.8            .4           (.8)    (11.4)           .7               -           3.7
------------------------------------------------------------------------------------------------------------------------------------
Total                                       $59.9          $4.4         $(4.4)   $(23.5)        $(2.7)           $1.0         $34.7
====================================================================================================================================

     During the three- and six-month periods ended June 29, 2003, the Corporation recognized $4.4 million of additional pre-tax restructuring and exit costs, of which $3.0 million relates to actions taken in its Power Tools and Accessories segment and $1.4 million relates to actions taken in its Hardware and Home Improvement segment. The restructuring actions taken in 2003 principally reflect (1) the write-down of certain equipment to fair value less, if applicable, cost to sell; (2) lease termination costs; and (3) severance benefits.
     The $4.4 million charge recognized during the three- and six-month periods ended June 29, 2003, was offset, however, by the reversal of $4.4 million of severance accruals and other exit costs established as part of previously provided restructuring charges that will no longer be required and by proceeds on disposals of assets, written down as part of the restructuring plan, that exceeded previous estimates.

NOTE 10: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of June 29, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $75.7 million, or $.97 per share on a diluted basis, for the three-month period ended June 29, 2003, compared to net earnings of $66.1 million, or $.81 per share on a diluted basis, for the three-month period ended June 30, 2002.
     For the six-month period ended June 29, 2003, the Corporation reported net earnings of $119.1 million, or $1.52 per share on a diluted basis, compared to net earnings of $99.1 million, or $1.23 per share on a diluted basis, for the six-month period ended June 30, 2002.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended June 29, 2003 and June 30, 2002:

                          ANALYSIS OF CHANGES IN SALES
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Six Months Ended
(Dollars in Millions)                                              June 29, 2003   June 30, 2002     June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                                             $1,119.7        $1,125.3          $2,087.9        $2,077.0
------------------------------------------------------------------------------------------------------------------------------------
Unit volume                                                                   (3)%             8 %              (3)%             5 %
Price                                                                         (2)%            (1)%              (1)%            (1)%
Currency                                                                       5 %             - %               5 %            (1)%
------------------------------------------------------------------------------------------------------------------------------------
Change in total sales                                                          - %             7 %               1 %             3 %
====================================================================================================================================

     Total consolidated sales for the three months ended June 29, 2003, approximated sales in the corresponding 2002 period. Total consolidated sales for the six months ended June 29, 2003, increased by 1% over the 2002 level. Decreases in unit volume resulted in a 3% decline in sales during both the three- and six-month periods ended June 29, 2003, from the corresponding periods in 2002. The decline in unit volume during the three-month period ended June 29, 2003, from the corresponding period in 2002, was principally attributable to the power tools and accessories businesses in North America and Europe and to the plumbing products business. The decline in unit volume in the six-month period ended June 29, 2003, from the corresponding period in 2002, was principally attributable to lower sales in the North American professional power tools and accessories, plumbing products, and European power tools and accessories businesses. The Corporation anticipates that the impact of economic conditions in the United States and Europe will continue to negatively impact sales over the near term. Pricing actions had a 2% and 1% negative effect on sales for the three- and six-month periods ended June 29, 2003, respectively, as compared to the corresponding periods in 2002. The effects of a weaker dollar compared to other foreign currencies, particularly the euro and pound sterling, caused a 5% increase in the Corporation's consolidated sales during both the three- and six-month periods ended June 29, 2003, as compared to the corresponding periods in 2002. These positive effects were partially offset by devaluations of many Latin American currencies.


EARNINGS
Operating income for the three months ended June 29, 2003, was $111.9 million, or 10.0% of sales, compared to operating income of $107.5 million, or 9.5% of sales, for the corresponding period in 2002. Operating income for the six months ended June 29, 2003, was $185.2 million, or 8.9% of sales, compared to operating income of $169.7 million, or 8.2% of sales, for the corresponding period in 2002.
     Gross margin as a percentage of sales was 35.7% and 33.6% for the three-month periods ended June 29, 2003, and June 30, 2002, respectively, and was 35.6% and 33.0% for the six-month periods ended June 29, 2003, and June 30, 2002, respectively. For both the three- and six-month periods ended June 29, 2003, gross margin as a percentage of sales increased in all of the Corporation's business segments. Productivity improvements, the results of restructuring initiatives, lower warranty and product recall costs, and, in Europe, foreign currency effects favorably impacted gross margin as a percentage of sales for both the three- and six-month periods ended June 29, 2003. For both the three- and six-month periods ended June 29, 2003, these positive factors were partially offset by the impact of price reductions, lower production volumes, higher pension and postretirement benefit expenses, and higher restructuring-related expenses. While the Corporation anticipates that the positive effects of productivity initiatives and restructuring actions will continue to favorably impact the year-over-year comparisons of gross margins during the remainder of 2003, it expects that these improvements will be offset by lower production volumes.
     Selling, general, and administrative expenses as a percentage of sales were 25.7% and 26.7% for the three- and six-month periods ended June 29, 2003, respectively, compared to 24.1% and 24.8% for the three- and six-month periods in the previous year, respectively. Selling, general, and administrative expenses increased by $16.8 million and $42.3 million for the three and six months ended June 29, 2003, respectively, as compared to the corresponding periods in 2002. The effects of foreign currency translation accounted for $14.5 million and $26.6 million of the increase in selling, general, and administrative expenses for the three- and six-month periods ended June 29, 2003, respectively. The remainder of the increase was principally attributable to higher marketing and promotional expenses, partially offset by reductions in other selling, general, and administrative expenses, including expenses associated with environmental remediation matters.
     Net interest expense (interest expense less interest income) for the three months ended June 29, 2003, was $7.7 million compared to net interest expense of $14.8 million for the three months ended June 30, 2002. Net interest expense was $19.8 million for the six months ended June 29, 2003, compared to net interest expense of $30.6 million for the corresponding period in 2002. The decrease in net interest expense for the three- and six-month periods ended June 29, 2003, as compared to the corresponding periods in 2002, was primarily the result of both lower borrowing levels and interest rates.

     Other expense was $.5 million and $2.3 million for the three and six months ended June 29, 2003, respectively, compared to $2.2 million and $3.4 million for the corresponding periods in 2002.
     The Corporation's effective tax rate was 27% for the three- and six-month periods ended June 29, 2003, and June 30, 2002.
     The Corporation reported net earnings of $75.7 million, or $.97 per share on a diluted basis, for the three-month period ended June 29, 2003, compared to net earnings of $66.1 million, or $.81 per share on a diluted basis, for the three-month period ended June 30, 2002. The Corporation reported net earnings of $119.1 million, or $1.52 per share on a diluted basis, for the six-month period ended June 29, 2003, compared to $99.1 million, or $1.23 per share on a diluted basis, for the corresponding period in 2002. In addition to the impact of the operational matters previously described, earnings per share for the 2003 periods also benefited from lower shares outstanding as a result of common shares repurchased by the Corporation.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
                                                                    June 29, 2003   June 30, 2002     June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                            $765.6          $815.0          $1,412.7        $1,467.0
Segment profit                                                               85.1            95.2             142.8           134.3
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2003 decreased 6% from the 2002 level.
     Sales in North America during the second quarter of 2003 declined from the prior year level as sales of both the professional and consumer power tools and accessories businesses declined at a high single-digit rate. Sales of professional power tools decreased during the second quarter of 2003 from the prior year level as certain large retailers took actions to reduce inventories and the economy, particularly the market for commercial construction, continued to exhibit weakness. During the second quarter of 2003, sales of consumer power tools and accessories decreased from the corresponding period in 2002 due to weak economic conditions and due to price reductions taken to reduce certain inventories.
     Sales in Europe decreased at a mid-single-digit rate in the second quarter of 2003 from the corresponding period in 2002, primarily due to declines in sales of consumer power tools and outdoor products. Weak economic conditions depressed sales throughout most of Europe, with sales declines in Germany and France accounting for much of the European sales decrease.
     Sales in other geographic areas increased at a high single-digit rate for the second quarter of 2003 over the prior year level, as sales of professional power tools and accessories and sales of consumer power tools and accessories increased at a double-digit rate and mid-single-digit rate, respectively, over the prior year level.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.1% for the three-month period ended June 29, 2003, as compared to 11.7% for the corresponding 2002 period. The decrease in segment profit as a percentage of sales during 2003 resulted from lower sales volumes and higher selling, general, and administrative expenses. Gross margins as a percentage of sales for the three months ended June 29, 2003, increased over the prior year level due to productivity improvements, the results of restructuring initiatives, lower warranty and product recall costs, and, in Europe, currency favorability. Those positive factors impacting gross margin as a percentage of sales for the three months ended June 29, 2003, were partially offset by price reductions as well as lower production levels. Selling, general, and administrative expenses as a percentage of sales for the three months ended June 29, 2003, increased over the prior year level due to higher marketing and promotional expenses and the effects of lower sales volumes in 2003.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended June 29, 2003, decreased 4% from the 2002 level.
     During the first six months of 2003, sales of power tools and accessories in North America decreased at a mid-single-digit rate from the same period in 2002 as a high single-digit rate of decline in sales of professional power tools and accessories was partially offset by a low single-digit rate of growth in sales of consumer power tools and accessories. Sales of professional power tools and accessories during the first six months of 2003 were affected by the same factors noted for the second quarter of 2003. Sales of consumer power tools and accessories for the first six months of 2003 benefited from strong sales of new products as well as from expanded product placement at a significant customer.
     Sales in Europe during the first six months of 2003 decreased at a mid-single-digit rate from the 2002 level due to lower sales of consumer power tools and outdoor products, particularly in Germany and France.
     Sales in other geographic areas increased at a high single-digit rate in the first six months of 2003 over the 2002 level as sales of both professional and consumer power tools and accessories increased at a high single-digit rate compared to the corresponding period in the previous year.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.1% for the first six months of 2003 as compared to 9.2% for the corresponding 2002 period. The increase in segment profit as a percentage of sales during 2003 was driven by higher gross margins as a percentage of sales, principally in the European and North American power tools and accessories businesses. The increased gross margins were partially offset by an increase in selling, general, and administrative expenses as a percentage of sales. The reasons for the gross margin improvements and higher selling, general, and administrative expenses were attributable to the same factors as identified for the second quarter of 2003.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                   Six Months Ended
                                                                    June 29, 2003   June 30, 2002     June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                            $192.1          $196.6            $364.7          $397.6
Segment profit                                                               18.1             6.8              33.1            22.4
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 2% for the three months ended June 29, 2003, from the corresponding period in 2002. Sales of plumbing products declined at a double-digit rate, reflecting a loss of shelf space at The Home Depot, which the Corporation announced in the latter half of 2002. The impact of this shelf space loss was mitigated by the expansion of plumbing product listings at Lowe's described below. Sales of security hardware increased at a mid-single-digit rate in the second quarter of 2003 over the corresponding period in 2002, due, in part, to a shift in the timing of promotional programs from the first quarter in 2002 to the second quarter in 2003.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 8% for the six months ended June 29, 2003, from the 2002 level. The decline was due in large part to the loss of shelf space at The Home Depot by the plumbing products business mentioned above.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 9.4% and 9.1% for the three and six months ended June 29, 2003, respectively, as compared to 3.5% and 5.6% for the three and six months ended June 30, 2002, respectively. Segment profit as a percentage of sales for the three- and six-month periods ended June 29, 2003, benefited from significant improvements in gross margin as a percentage of sales. The increase in gross margin as a percentage of sales was primarily driven by productivity improvements and restructuring benefits.
     Although the loss of shelf space at The Home Depot in 2002 had a significant effect on the Corporation's plumbing products business during the first six months of 2003, the plumbing products business has announced a significant expansion of its product listings at Lowe's. This expansion, which began in the second quarter of 2003, is expected to increase the average stock keeping units (SKU's) of the Corporation's plumbing products at Lowe's stores by approximately 75% and to significantly mitigate the effect of the loss of shelf space at The Home Depot.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                 Six Months Ended
                                                                    June 29, 2003   June 30, 2002     June 29, 2003   June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                            $128.0          $132.7            $257.2          $258.6
Segment profit                                                               18.4            19.1              36.8            35.6
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased by 4% in the second quarter of 2003 and 1% for the first six months in 2003 from the corresponding 2002 periods, reflecting losses in both the automotive and industrial sectors in North America that were partially offset by increases in sales in Asia.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 14.4% in the second quarter of 2003 approximated the prior year level and increased from 13.8% in the first half of 2002 to 14.3% for the corresponding period in 2003. Productivity improvements during the three- and six-month periods ended June 29, 2003, enabled the segment to maintain its operating margins despite decreases in sales during these periods.

Other Segment-Related Matters
As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 in Item 7 under the caption "Financial Condition", the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2003 will increase by approximately $30 million from the 2002 levels. The adjustment to businesses' postretirement benefit income (expense) booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $3.7 million and $8.7 million for the three-month periods ended June 29, 2003 and June 30, 2002, respectively. The adjustment to businesses' postretirement benefit income (expense) booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $7.3 million and $19.0 million for the six-month periods ended June 29, 2003 and June 30, 2002, respectively. These decreases reflect the impact excluded from the Corporation's reportable business segments of that increase in pension and other postretirement benefits expense.
     Expenses (income) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $1.2 million and $11.2 million for the three- and six-month periods ended June 29, 2003, respectively, and $(3.2) million and $1.5 million for the three- and six-month periods ended June 30, 2002, respectively. The increase in these expenses for the three- and six-month periods ended June 29, 2003, as compared to the corresponding 2002 period, principally relates to restructuring-related expenses associated with the Power Tools and Accessories segment.
     Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 6 of Notes to Consolidated financial statements were $(16.3) million and $(29.6) million for the three- and six-month periods ended June 29, 2003, respectively, and $(23.2) million and $(35.5) million for the three- and six-month periods ended June 30, 2002, respectively. The decrease in these unallocated Corporate center operating expenses for the three and six months ended June 29, 2003, as compared to the prior year levels, was primarily due to lower reserves for certain environmental remediation matters established in the 2003 periods than those established in the 2002 periods and to lower medical-related expenses in the 2003 periods, reflecting the results of changes in plan design as well as higher allocations to the Corporation's business segments.

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

INTEREST RATE SENSITIVITY
The following table provides information as of June 29, 2003, about the Corporation's short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Interest Rate Sensitivity" included in
Item 7 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates
------------------------------------------------------------------------------------------------------------------------------------
                                                              Year Ending Dec. 31,                                       Fair Value
                                    6 Mos. Ending      ----------------------------------                                 (Assets)/
(U.S. Dollars in Millions)          Dec. 31, 2003      2004      2005      2006      2007    Thereafter      Total      Liabilities
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars)                $81.9     $  --    $   --    $   --    $   --        $   --     $ 81.9         $   81.9
   Average interest rate                     1.35%                                                            1.35%
Variable rate (other currencies)            $ 5.1     $  --    $   --    $   --    $   --        $   --     $  5.1         $    5.1
   Average interest rate                     9.89%                                                            9.89%
Long-term debt
Fixed rate (U.S. dollars)                   $  .2     $  .4    $   .4    $154.8    $150.0        $550.0     $855.8         $1,006.3
   Average interest rate                     7.00%     7.00%     7.00%     7.00%     6.55%         7.11%      6.99%
Other long-term liabilities
Fixed rate (U.S. dollars)                   $  --     $  --    $188.0    $   --    $   --        $   --     $188.0         $  208.2
   Average interest rate                                         5.69%                                        5.69%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)                   $  --     $  --    $188.0    $125.0    $ 75.0        $200.0     $588.0         $  (82.7)
   Average pay rate (a)
   Average receive rate                                          6.49%     6.03%     5.93%         5.52%      5.99%
------------------------------------------------------------------------------------------------------------------------------------

(a) The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount which matures in 2007 and thereafter and is based upon 3-month forward LIBOR.

FINANCIAL CONDITION
Operating activities provided cash of $.6 million for the six months ended June 29, 2003, compared to $162.6 million of cash provided in the corresponding period in 2002. The decrease in cash provided by operating activities during the six months ended June 29, 2003, was primarily a result of lower accounts payable, higher cash taxes, higher value added tax payments, and higher cash payments associated with foreign currency hedging activities, as well as the payments of higher accrued liabilities that existed at year-end 2002, all as compared to the corresponding 2002 period. These factors were partially offset by lower trade accounts receivable, higher earnings, and cash proceeds associated with the termination of certain interest rate swap agreements.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at June 29, 2003, increased slightly from the number of days sales outstanding at June 30, 2002. Average inventory turns at June 29, 2003, decreased in comparison to the comparable period in 2002 as a result of safety stock related to the Corporation's restructuring program. The Corporation reduced the level of safety stock during the second quarter of 2003 from the first quarter's level and expects that it will be eliminated by year end.
     Investing activities for the six months ended June 29, 2003, used cash of $47.9 million as compared to $45.2 million of cash used for the corresponding period in 2002. The increase in cash usage was primarily due to higher capital expenditures during the first half of 2003 as compared to the corresponding period in 2002. The Corporation anticipates that its capital spending in 2003 will approximate $125 million.
     The Corporation previously announced that it has signed an agreement to sell its European Security Hardware business for $108 million. The European Security Hardware business is a component of the Corporation's Hardware and Home Improvement segment. The sale is subject to regulatory approval and is not expected to have a material effect on the Corporation's financial results for 2003. The Corporation has also announced that it has signed a letter of intent to purchase the Baldwin Hardware and Weiser Lock businesses from Masco Corporation. This transaction is subject to final negotiation of a definitive purchase agreement, necessary regulatory clearances, and approval by the parties' boards of directors.
     Financing activities used cash of $322.8 million for the six-month period ended June 29, 2003, as compared to cash used of $35.3 million during the first six months of 2002. The increase in cash used was primarily the result of higher repayment on long-term debt, including $309.5 million of debt that was repaid on April 1, 2003, and cash used for stock repurchases during the 2003 period, partially offset by increased proceeds from borrowing on short-term debt. During the six months ended June 29, 2003, the Corporation repurchased 2,011,570 shares of its common stock at an aggregate cost of $77.5 million. During the corresponding period in 2002, the Corporation did not repurchase any shares of its common stock. At June 29, 2003, the Corporation had remaining authorization from its Board of Directors to repurchase 2,911,595 shares of its common stock.
     As discussed further in Note 3 of Notes to Consolidated Financial Statements, in April 2002, the Corporation replaced an expiring $400 million 364-day unsecured revolving credit facility with a $250 million 364-day unsecured revolving credit facility (the Credit Facility). In April 2003, the Corporation elected not to renew the Credit Facility based upon its anticipated short-term financing needs. Also, as discussed further in Note 4 of Notes to Consolidated Financial Statements, on April 1, 2003, the Corporation repaid $309.5 million of maturing 7.50% notes.

     The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at June 29, 2003, and December 31, 2002. Average debt maturity was 8.4 years at June 29, 2003, compared to 7.2 years at December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Note 4 of Notes to Consolidated Financial Statements, in Item 2 of Part I of this report under the caption "Interest Rate Sensitivity", and under the caption "Hedging Activities", included in Item 7, and in Notes 1 and 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of June 29, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.
     (b) There have been no changes in the Corporation's internal controls over financial reporting during the quarterly period ended June 29, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of June 29, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No.      Description

           31.1 Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On April 2, 2003, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that, on April 2, 2003, the Corporation announced that it affirmed comfort with consensus earnings estimate for the first quarter 2003.

On April 9, 2003, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had established budgeted rates of exchange for 2003 and, accordingly, had updated segment data for prior periods to reflect the translation of segment assets, elements of segment profit, and certain other segment data at the budgeted rates of exchange for 2003.

On April 24, 2003, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 and Item 12 of that Form, stated that, on April 24, 2003, the Corporation had reported its earnings for the three months ended March 30, 2003.

The Corporation did not file nor furnish any other reports on Form 8-K during the three-month period ended June 29, 2003.

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




Date:  August 7, 2003