Form 10-Q
period 2003-09-28
BLACK & DECKER CORP
filed 2003-11-06
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 September 28, 2003
                               -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:                            1-1553
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
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (410) 716-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  YES      NO
                                   -----    -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   X  YES      NO
                                            -----    -----

The  number of shares  of Common  Stock  outstanding  as of  October  24,  2003:
77,737,489
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                               September 28, 2003

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Nine Months Ended September 28, 2003
       and September 29, 2002                                                  3

    Consolidated Balance Sheet
       September 28, 2003 (Unaudited) and December 31, 2002                    4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Nine Months Ended September 28, 2003 and September 29, 2002     5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Nine Months Ended September 28, 2003 and September 29, 2002     6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

Item 3. Quantitative and Qualitative Disclosures about Market Risk            25

Item 4. Controls and Procedures                                               25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     26

Item 6. Exhibits and Reports on Form 8-K                                      27


SIGNATURES                                                                    28

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                     Nine Months Ended
                                                                September 28,   September 29,         September 28,   September 29,
                                                                         2003            2002                  2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                $1,143.8        $1,085.2              $3,231.7        $3,162.2
   Cost of goods sold                                                   739.3           704.5               2,084.0         2,096.1
   Selling, general, and
     administrative expenses                                            273.6           259.0                 831.6           774.7
   Restructuring and exit costs                                          21.0            38.4                  21.0            38.4
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                        109.9            83.3                 295.1           253.0
   Interest expense (net of
     interest income)                                                     7.6            14.2                  27.4            44.8
   Other expense                                                           .4             1.7                   2.7             5.1
------------------------------------------------------------------------------------------------------------------------------------
Earnings Before Income Taxes                                            101.9            67.4                 265.0           203.1
   Income taxes                                                          27.5            12.5                  71.5            49.1
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                         $   74.4        $   54.9              $  193.5        $  154.0
====================================================================================================================================



Net Earnings Per Common
   Share - Basic                                                     $    .96        $    .68              $   2.48        $   1.92
====================================================================================================================================
Shares Used in Computing Basic
   Earnings Per Share (in Millions)                                      77.7            80.5                  77.9            80.4
====================================================================================================================================

Net Earnings Per Common
   Share - Assuming Dilution                                         $    .95        $    .68              $   2.48        $   1.90
====================================================================================================================================
Shares Used in Computing Diluted
   Earnings Per Share (in Millions)                                      78.0            80.9                  78.1            80.9
====================================================================================================================================

Dividends Per Common Share                                           $    .12        $    .12              $    .36        $    .36
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                               September 28,
                                                        2003       December 31,
                                                 (Unaudited)               2002
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                           $  201.9           $  517.1
Trade receivables                                      856.0              729.0
Inventories                                            764.9              748.9
Other current assets                                   220.0              198.9
--------------------------------------------------------------------------------
   Total Current Assets                              2,042.8            2,193.9
--------------------------------------------------------------------------------
Property, Plant, and Equipment                         620.1              655.9
Goodwill                                               736.8              729.1
Other Assets                                           550.0              551.6
--------------------------------------------------------------------------------
                                                    $3,949.7           $4,130.5
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                               $   10.1           $    4.6
Current maturities of long-term debt                      .4              312.0
Trade accounts payable                                 417.8              343.2
Other accrued liabilities                              762.3              793.6
--------------------------------------------------------------------------------
   Total Current Liabilities                         1,190.6            1,453.4
--------------------------------------------------------------------------------
Long-Term Debt                                         922.4              927.6
Deferred Income Taxes                                  212.3              211.3
Postretirement Benefits                                417.2              409.0
Other Long-Term Liabilities                            519.9              529.6
Stockholders' Equity
Common stock, par value $.50 per share                  38.9               39.8
Capital in excess of par value                         478.3              550.1
Retained earnings                                      689.8              524.3
Accumulated other comprehensive income (loss)         (519.7)            (514.6)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                          687.3              599.6
--------------------------------------------------------------------------------
                                                    $3,949.7           $4,130.5
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
                                                              Common     Par    Excess of   Retained      prehensive  Stockholders'
                                                              Shares   Value    Par Value   Earnings   Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                              79,829,641   $39.9       $566.6     $333.2         $(188.7)        $751.0
Comprehensive income:
   Net earnings                                                   --      --           --      154.0              --          154.0
   Net loss on derivative
     instruments (net of tax)                                     --      --           --         --            (7.9)          (7.9)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                              --      --           --         --            26.4           26.4
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                              --      --           --      154.0            18.5          172.5
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                                   --      --           --      (29.0)             --          (29.0)
Common stock issued under
   employee benefit plans                                    714,327      .4         23.7         --              --           24.1
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 29, 2002                             80,543,968   $40.3       $590.3     $458.2         $(170.2)        $918.6
====================================================================================================================================

Balance at December 31, 2002                              79,604,786   $39.8       $550.1     $524.3         $(514.6)        $599.6
Comprehensive income:
   Net earnings                                                   --      --           --      193.5              --          193.5
   Net loss on derivative
     instruments (net of tax)                                     --      --           --         --            (2.0)          (2.0)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                              --      --           --         --            (3.1)          (3.1)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                              --      --           --      193.5            (5.1)         188.4
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                                   --      --           --      (28.0)             --          (28.0)
Purchase and retirement of
   common stock                                           (2,011,570)   (1.0)       (76.5)        --              --          (77.5)
Common stock issued under
   employee benefit plans                                    127,798      .1          4.7         --              --            4.8
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 28, 2003                             77,721,014   $38.9       $478.3     $689.8         $(519.7)        $687.3
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

--------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                  September 28,   September 29,
                                                           2003            2002
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                            $ 193.5          $154.0
Adjustments to reconcile net earnings to cash
   flow from operating activities:
   Non-cash charges and credits:
     Depreciation and amortization                        105.0            95.9
     Restructuring and exit costs                          21.0            38.4
     Other                                                 (4.8)           (4.2)
   Changes in selected working capital items:
     Trade receivables                                   (113.2)          (92.5)
     Inventories                                           (3.4)          (58.0)
     Trade accounts payable                                71.7            98.5
   Restructuring spending                                 (33.2)          (26.7)
   Other assets and liabilities                           (76.5)           28.6
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                    160.1           234.0
--------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                            9.7             3.9
Capital expenditures                                      (79.5)          (70.2)
Other investing activities                                 (1.0)            1.4
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                    (70.8)          (64.9)
--------------------------------------------------------------------------------
Financing Activities
Net increase (decrease) in short-term borrowings            5.3            (4.2)
Payments on long-term debt                               (310.5)          (33.8)
Purchase of common stock                                  (77.5)             --
Issuance of common stock                                    4.0            18.8
Cash dividends                                            (28.0)          (29.0)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                   (406.7)          (48.2)
Effect of exchange rate changes on cash                     2.2             8.7
--------------------------------------------------------------------------------
(Decrease) Increase In Cash And Cash Equivalents         (315.2)          129.6
Cash and cash equivalents at beginning of period          517.1           244.5
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period              $ 201.9          $374.1
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries


NOTE 1: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and nine-month periods ended September 28, 2003, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
     Certain amounts presented for the three and nine months ended September 29, 2002, have been reclassified to conform to the 2003 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended September 28, 2003 and September 29, 2002, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended September 28, 2003 and September 29, 2002, was $43.3 million and $78.9 million, respectively.

NOTE 2: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                                   September 28,   December 31,
                                                            2003           2002
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                      $169.7         $186.1
   Finished products                                       581.8          553.9
--------------------------------------------------------------------------------
                                                           751.5          740.0
Adjustment to arrive at LIFO inventory value                13.4            8.9
--------------------------------------------------------------------------------
                                                          $764.9         $748.9
================================================================================
     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 3: SHORT-TERM BORROWINGS
In April 2002, the Corporation replaced an expiring $400 million 364-day unsecured revolving credit facility with a $250 million 364-day unsecured revolving credit facility (the Credit Facility). The Credit Facility provided for annual renewals upon request by the Corporation and approval by the lending banks. In April 2003, the Corporation elected not to renew the Credit

Facility based upon its anticipated short-term financing needs. The terms of the Corporation's $500 million commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
     The Corporation's average borrowings outstanding under its unsecured revolving credit facilities and its commercial paper program were $401.6 million and $480.2 million for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively.

NOTE 4: LONG-TERM DEBT
The Corporation's long-term debt and portfolio of interest rate swap instruments are more fully disclosed in Notes 6 and 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. On April 1, 2003, the Corporation repaid $309.5 million of maturing 7.50% notes. Also on April 1, 2003, $125 million notional amount of fixed-to-variable interest rate swaps expired.
     During the nine-month period ended September 28, 2003, the Corporation terminated fixed-to-variable interest rate swaps agreements in the notional amount of $75.0 million. As more fully described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the gain recognized on the swap termination will be amortized as an adjustment to the yield on the related debt over the remaining period covered by the terminated swap. Deferred gains associated with the early termination of interest rate swaps, which were included in the carrying amount of long-term debt, were $31.1 million and $19.2 million at September 28, 2003 and December 31, 2002, respectively. At September 28, 2003, the Corporation's portfolio of interest rate swap instruments consisted of $588.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.99%. The basis of the variable rate paid is LIBOR.
     Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $303.7 million and $306.9 million were included in the Consolidated Balance Sheet at September 28, 2003 and December 31, 2002, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                       Three Months Ended                Nine Months Ended
                  September 28,   September 29,   September 28,   September 29,
                           2003            2002            2003            2002
--------------------------------------------------------------------------------
Interest expense          $13.4           $20.8          $ 45.7          $ 63.8
Interest (income)          (5.8)           (6.6)          (18.3)          (19.0)
--------------------------------------------------------------------------------
                          $ 7.6           $14.2          $ 27.4          $ 44.8
================================================================================

NOTE 6: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                  Reportable Business Segments
                                         ----------------------------------------------
                                               Power     Hardware   Fastening                Currency      Corporate,
                                             Tools &       & Home  & Assembly             Translation    Adjustments,
Three Months Ended September 28, 2003    Accessories  Improvement     Systems     Total   Adjustments  & Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $  788.2       $198.8      $122.4  $1,109.4        $ 34.4          $    -      $1,143.8
Segment profit (loss) (for
     Consolidated, operating income
     before restructuring and exit costs)       95.3         26.7        16.2     138.2           2.4            (9.7)        130.9
Depreciation and amortization                   20.8          6.1         3.8      30.7            .8              .8          32.3
Capital expenditures                            22.4          1.3         3.0      26.7           1.0              .2          27.9

Three Months Ended September 29, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $  778.0       $179.7      $125.9  $1,083.6        $  1.6          $    -      $1,085.2
Segment profit (loss) (for
     Consolidated, operating income
     before restructuring and exit costs)      106.2         10.5        19.2     135.9            .1           (14.3)        121.7
Depreciation and amortization                   19.9          7.4         3.6      30.9            .1              .1          31.1
Capital expenditures                            16.8          2.4         1.6      20.8            .1              .4          21.3

Nine Months Ended September 28, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $2,200.9       $563.5      $379.6  $3,144.0        $ 87.7          $    -      $3,231.7
Segment profit (loss) (for
     Consolidated, operating income
     before restructuring and exit costs)      238.1         59.8        53.0     350.9           8.9           (43.7)        316.1
Depreciation and amortization                   60.4         22.1        11.4      93.9           2.1             9.0         105.0
Capital expenditures                            52.7         14.8         9.4      76.9           1.9              .7          79.5

Nine Months Ended September 29, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers             $2,245.0       $577.3      $384.5  $3,206.8        $(44.6)         $    -      $3,162.2
Segment profit (loss) (for
     Consolidated, operating income
     before restructuring and exit costs)      240.5         32.9        54.8     328.2          (3.5)          (33.3)        291.4
Depreciation and amortization                   60.1         25.0        10.8      95.9          (1.1)            1.1          95.9
Capital expenditures                            52.3          8.6         9.0      69.9           (.4)             .7          70.2

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

     The reconciliation of segment profit to the Corporation's earnings before income taxes for each period, in millions of dollars, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Nine Months Ended
                                                                    September 28,   September 29,     September 28,   September 29,
                                                                             2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                      $138.2          $135.9            $350.9          $328.2
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                          2.4              .1               8.9            (3.5)
   Depreciation of Corporate property                                         (.3)            (.1)              (.8)           (1.1)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                         3.6             9.3              10.9            28.3
   Other adjustments booked in consolidation directly
     related to reportable business segments                                  1.0            (2.1)            (10.2)           (3.6)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
   eliminations, and other amounts identified above                         (14.0)          (21.4)            (43.6)          (56.9)
------------------------------------------------------------------------------------------------------------------------------------
   Operating income before restructuring and exit costs                     130.9           121.7             316.1           291.4
Restructuring and exit costs                                                 21.0            38.4              21.0            38.4
------------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                         109.9            83.3             295.1           253.0
Interest expense, net of interest income                                      7.6            14.2              27.4            44.8
Other expense                                                                  .4             1.7               2.7             5.1
------------------------------------------------------------------------------------------------------------------------------------
   Earnings before income taxes                                            $101.9          $ 67.4            $265.0          $203.1
====================================================================================================================================

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Nine Months Ended
                                                                    September 28,   September 29,     September 28,   September 29,
(Amounts in Millions Except Per Share Data)                                  2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings                                                             $74.4           $54.9            $193.5          $154.0
====================================================================================================================================
Denominator:
   Denominator for basic earnings per share
     - weighted-average shares                                               77.7            80.5              77.9            80.4

   Employee stock options                                                      .3              .4                .2              .5
------------------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share
     - adjusted weighted-average shares and
     assumed conversions                                                     78.0            80.9              78.1            80.9
====================================================================================================================================
Basic earnings per share                                                    $ .96           $ .68            $ 2.48          $ 1.92
====================================================================================================================================
Diluted earnings per share                                                  $ .95           $ .68            $ 2.48          $ 1.90
====================================================================================================================================

     As of September 28, 2003, options to purchase approximately 6.9 million shares of common stock, with a weighted-average exercise price of $47.23, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 8: STOCK-BASED COMPENSATION
As more fully disclosed in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three- and nine-month periods ended September 28, 2003 and September 29, 2002, is provided below.

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Nine Months Ended
                                                                    September 28,   September 29,     September 28,   September 29,
(Amounts in Millions Except Per Share Data)                                  2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                $74.4           $54.9            $193.5          $154.0
Adjustments to net earnings for:
   Stock-based compensation expense
     included in net earnings, net of tax                                      .4               -               1.6               -

   Pro forma stock-based compensation
     (expense), net of tax                                                   (4.3)           (5.0)            (15.5)          (13.9)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                      $70.5           $49.9            $179.6          $140.1
====================================================================================================================================

====================================================================================================================================
Pro forma net earnings per common share - basic                             $ .91           $ .62            $ 2.31          $ 1.74
====================================================================================================================================
Pro forma net earnings per common share
   - assuming dilution                                                      $ .91           $ .62            $ 2.31          $ 1.74
====================================================================================================================================

NOTE 9: RESTRUCTURING ACTIVITY
As more fully disclosed in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation recorded a pre-tax restructuring charge of $50.7 million during 2002 and a $99.8 million charge during 2001. During the nine months ended September 28, 2003, the Corporation recorded a $21.0 million pre-tax restructuring charge. That $21.0 million charge was net of $11.8 million of reversals of previously provided restructuring reserves that were no longer required. A summary of restructuring activity during the nine-month period ended September 28, 2003, is as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                    Reserves at      Reserves                 Utilization of Reserves       Foreign     Reserves at
                                   December 31,   Established   Reversal of   -----------------------      Currency   September 28,
                                           2002       in 2003      Reserves      Cash     Non-Cash      Translation            2003
------------------------------------------------------------------------------------------------------------------------------------
Severance benefits                        $45.1         $23.0        $ (7.0)   $(20.7)       $   -              $.3           $40.7
Write-down to net
  realizable value of
  certain long-lived assets                   -           9.3          (3.4)        -         (5.9)               -               -
Other charges                              14.8            .5          (1.4)    (12.5)         1.3                -             2.7
------------------------------------------------------------------------------------------------------------------------------------
Total                                     $59.9         $32.8        $(11.8)   $(33.2)       $(4.6)             $.3           $43.4
====================================================================================================================================

     During the second quarter of 2003, the Corporation recognized $4.4 million of pre-tax restructuring and exit costs of which $3.0 million related to actions taken in its Power Tools and Accessories segment and $1.4 million related to actions taken in its Hardware and Home Improvement segment. The restructuring actions taken in the second quarter principally reflected (1) the write-down of certain equipment to fair value less, if applicable, cost to sell; (2) lease termination costs; and (3) severance benefits.
     During the three months ended September 28, 2003, the Corporation recognized $28.4 million in additional pre-tax restructuring and exit costs of which $27.2 million relates to actions taken in its Power Tools and Accessories segment and $1.2 million relates to actions taken in its Hardware and Home Improvement segment. The restructuring actions taken during the three months ended September 28, 2003 principally reflect (1) severance benefits related to the European and North American power tools businesses, and (2) the write-down of certain long-lived assets to fair value less, if applicable, cost to sell.
     The $4.4 million charge recognized during the second quarter of 2003, was offset, however, by the reversal of $4.4 million of severance accruals and other exit costs established as part of previously provided restructuring charges that will no longer be required and by proceeds on disposals of assets, written down as part of the restructuring plan, that exceeded previous estimates. The $28.4 million charge recognized during the three months ended September 28, 2003, was offset by $7.4 million of severance accruals, other exit costs, and asset impairment charges that will no longer be required. The net effect of these actions was to recognize an additional pre-tax restructuring charge of $21.0 million during the three and nine months ended September 28, 2003.
     During the three and nine months ended September 29, 2002, the Corporation recorded a pre-tax restructuring charge of $38.4 million. That $38.4 million charge was net of $8.2 million of reversals of previously provided restructuring reserves that were no longer required. The $38.4 million pre-tax restructuring charge recognized during the three and nine months ended September 29, 2002, reflected actions to reduce the Corporation's manufacturing cost base in its Hardware and Home Improvement and its Power Tools and Accessories segments.

NOTE 10: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of September 28, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

NOTE 11: SUBSEQUENT EVENTS
On  September  30,  2003,  the  Corporation   purchased  the  Baldwin   Hardware
Corporation and the Weiser Lock Corporation from Masco Corporation. The cash purchase price for the transaction was $275 million. The Corporation is in the process of finalizing its plan to integrate the acquired businesses into its security hardware business, a component of its Hardware and Home Improvement segment. The Corporation's plan will eliminate excess costs and capacity from the combined businesses. The businesses acquired will be included in the consolidated financial statements from the date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Corporation reported net earnings of $74.4 million, or $.95 per share on a diluted basis, for the three-month period ended September 28, 2003, compared to net earnings of $54.9 million, or $.68 per share on a diluted basis, for the three-month period ended September 29, 2002.
     For the nine-month period ended September 28, 2003, the Corporation reported net earnings of $193.5 million, or $2.48 per share on a diluted basis, compared to net earnings of $154.0 million, or $1.90 per share on a diluted basis, for the nine-month period ended September 29, 2002.
     During the three- and nine-month periods ended September 28, 2003 the Corporation recognized pre-tax restructuring and exit costs of $21.0 million ($15.3 million net of tax). During the three- and nine-month periods ended September 29, 2002, the Corporation recognized pre-tax restructuring and exit costs of $38.4 million ($22.3 million net of tax). The increase in the Corporation's net earnings and earnings per share for the 2003 periods, as compared to the 2002 periods, is partially attributable to the lower level of restructuring and exit costs recognized in the 2003 periods.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 28, 2003 and September 29, 2002:

                          ANALYSIS OF CHANGES IN SALES
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                 Nine Months Ended
                                                                   September 28,   September 29,     September 28,   September 29,
(Dollars in Millions)                                                       2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                                             $1,143.8        $1,085.2          $3,231.7        $3,162.2
------------------------------------------------------------------------------------------------------------------------------------
Unit volume                                                                    4 %             4 %               - %             5 %
Price                                                                         (2)%            (2)%              (2)%            (1)%
Currency                                                                       3 %             2 %               4 %             - %
------------------------------------------------------------------------------------------------------------------------------------
Change in total sales                                                          5 %             4 %               2 %             4 %
====================================================================================================================================

     Total consolidated sales for the three months ended September 28, 2003 increased by 5% over the sales in the corresponding 2002 period. Total consolidated sales for the nine months ended September 28, 2003, increased by 2% over the 2002 level. Total unit volume had a 4% positive impact on sales during the three-month period ended September 28, 2003, as compared to the corresponding period in 2002. That increase in unit volume was principally attributable to the power tools and accessories businesses in North America, and to the plumbing products and security hardware businesses. Changes in unit volume did not have a material impact on sales during the nine-month period ended September 28, 2003, as compared to the corresponding period in 2002, as increases in the power tools and accessories businesses in the Americas were offset by declines in the plumbing products business and the European power tools and accessories business.

Pricing actions had a 2% negative effect on sales for both the three- and nine-month periods ended September 28, 2003, respectively, as compared to the corresponding periods in 2002. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro, pound sterling, and Canadian dollar, caused a 3% and 4% increase in the Corporation's consolidated sales during the three- and nine-month periods ended September 28, 2003, respectively, as compared to the corresponding periods in 2002. These positive effects were partially offset by the devaluation of several Latin American currencies during the nine-month period ended September 28, 2003, as compared to the corresponding period in 2002.

EARNINGS
Operating income for the three months ended September 28, 2003, was $109.9 million as compared to operating income of $83.3 million for the corresponding period in 2002. Operating income for the nine months ended September 28, 2003, was $295.1 million as compared to operating income of $253.0 million for the corresponding period in 2002. Operating income for the three- and nine-month periods ended September 28, 2003, included a pre-tax restructuring charge of $21.0 million. Operating income for the three- and nine-month periods ended September 29, 2002, included a pre-tax restructuring charge of $38.4 million. The increase in the Corporation's operating income for the 2003 periods, as compared to the 2002 periods, is partially attributable to the lower amount of restructuring and exit costs recognized in the 2003 periods.
     Gross margin as a percentage of sales was 35.4% and 35.1% for the three-month periods ended September 28, 2003 and September 29, 2002, respectively, and was 35.5% and 33.7% for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. The results of restructuring initiatives, and, in Europe, foreign currency effects favorably impacted gross margin as a percentage of sales for both the three- and nine-month periods ended September 28, 2003. Productivity improvements and lower warranty and recall costs also had a positive effect on gross margin as a percentage of sales for the nine-month period ended September 28, 2003. For both the three- and nine-month periods ended September 28, 2003, these positive factors were partially offset by the impact of price reductions, lower production volumes, higher pension and postretirement benefit expenses, and, for the nine-month period, higher restructuring-related expenses. While the Corporation anticipates that the positive effects of productivity initiatives and restructuring actions will continue to favorably impact the year-over-year comparisons of gross margins during the fourth quarter of 2003, it expects that these improvements will be offset by lower production volumes.
     Selling, general, and administrative expenses as a percentage of sales were 23.9% and 25.7% for the three- and nine-month periods ended September 28, 2003, respectively, as compared to 23.9% and 24.5% for the corresponding three- and nine-month periods in 2002, respectively. Selling, general, and administrative expenses increased by $14.6 million and $56.9 million for the three and nine months ended September 28, 2003, respectively, over the 2002 levels. The effects of foreign currency translation accounted for $9.1 million and $35.7 million of the increase in selling, general, and administrative expenses for the three- and nine-month periods ended September 28, 2003, respectively. In both periods, the remaining increase was principally attributable to higher marketing and promotional expenses, partially offset by lower transportation and distribution expenses and other selling, general, and administrative expenses, including expenses associated with environmental remediation matters.

     Net interest expense (interest expense less interest income) for the three months ended September 28, 2003, was $7.6 million compared to net interest expense of $14.2 million for the three months ended September 29, 2002. Net interest expense was $27.4 million for the nine months ended September 28, 2003, as compared to net interest expense of $44.8 million for the corresponding period in 2002. The decrease in net interest expense for the three- and nine-month periods ended September 28, 2003, as compared to the corresponding periods in 2002, was primarily the result of both lower borrowing levels and interest rates.
     Other expense was $.4 million and $2.7 million for the three and nine months ended September 28, 2003, respectively, as compared to $1.7 million and $5.1 million for the corresponding periods in 2002.
     The Corporation's effective tax rate was 27% for both the three- and nine-month periods ended September 28, 2003, compared to an effective tax rate of 19% and 24% for the three- and nine-month periods ended September 28, 2002, respectively. The Corporation's income tax expense, and resultant effective tax rate, for both the three- and nine-month periods ended September 28, 2003 and September 29, 2002, are based upon the estimated effective tax rates applicable for the full year, after giving effect to significant items related specifically to the interim periods. For the three- and nine-month periods ended September 28, 2003 and September 29, 2002, those significant items consisted solely of tax benefits associated with the periods' restructuring and exit costs. For the three and nine months ended September 28, 2003, tax benefits of $5.7 million were recognized on pre-tax restructuring and exit costs of $21.0 million, as compared to tax benefits of $16.1 million on pre-tax restructuring and exit costs of $38.4 million in the corresponding periods in 2002. The lower effective tax rates during the 2002 periods, as compared to the 2003 periods, reflects the effect of the higher tax benefits associated with the 2002 restructuring charge.
     The Corporation reported net earnings of $74.4 million, or $.95 per share on a diluted basis, for the three-month period ended September 28, 2003, compared to net earnings of $54.9 million, or $.68 per share on a diluted basis, for the three-month period ended September 29, 2002. The Corporation reported net earnings of $193.5 million, or $2.48 per share on a diluted basis, for the nine-month period ended September 28, 2003, as compared to $154.0 million, or $1.90 per share on a diluted basis, for the corresponding period in 2002. The increase in the Corporation's net earnings and earnings per share for the 2003 periods, as compared to the 2002 periods, is partially attributable to the lower level of restructuring and exit costs recognized in the 2003 periods. In addition to the impact of the operational matters previously described, earnings per share for the 2003 periods also benefited from lower shares outstanding as a result of common shares repurchased by the Corporation.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Nine Months Ended
                                                                    September 28,   September 29,     September 28,   September 29,
                                                                             2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                            $788.2          $778.0          $2,200.9        $2,245.0
Segment profit                                                               95.3           106.2             238.1           240.5
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2003 increased 1% over the 2002 level. Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended September 28, 2003, decreased 2% from the corresponding 2002 level.
     Sales in North America during the third quarter of 2003 increased at a low single-digit rate over the prior year level, with sales increases in both the consumer and professional power tools businesses. Sales of consumer power tools and accessories increased at a mid-single-digit rate due to strong sales of consumer power tools and lawn and garden products. Sales of professional power tools and accessories grew at a low single-digit rate, primarily as a result of increases in the industrial construction independent channel.
     During the first nine months of 2003, sales of power tools and accessories in North America decreased at a low single-digit rate from the same period in 2002 as a mid-single-digit rate of decline in sales of professional power tools and accessories was partially offset by a low single-digit rate of growth in sales of consumer power tools and accessories. Increases in sales of professional power tools and accessories during the third quarter noted above were more than offset by both actions taken by certain large retailers to reduce inventories and effects of the weak market for commercial construction during the first half of 2003. Sales of consumer power tools and accessories for the first nine months of 2003 benefited from strong sales of new products as well as from expanded product placement at a significant customer.
     Sales in Europe decreased at a low single-digit rate in both the third quarter of 2003 and the first nine months of 2003 from the corresponding periods in 2002, as a low single-digit rate of growth in sales of professional power tools was more than offset by declines in sales of consumer power tools and outdoor products. Weak economic conditions depressed sales throughout most of Europe, with sales declines in Germany and France accounting for much of the European sales decrease in both the three- and nine-month periods in 2003.
     Sales in other geographic areas increased at a high single-digit rate for both the third quarter and the first nine months of 2003 over the prior year levels, as sales increased in Asia, Latin America, and Australia.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.1% for the three-month period ended September 28, 2003, as compared to 13.7% for the corresponding 2002 period. The decrease in segment profit as a percentage of sales during the three-month period ended September 28, 2003, resulted from lower gross margin as a percentage of sales. Gross margins as a percentage of sales for the three months ended September 28, 2003, decreased from the prior year level as benefits from productivity initiatives and restructuring actions were more than offset by the unfavorable effect of lower production levels and higher promotional costs.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.8% for the first nine months of 2003 as compared to 10.7% for the corresponding 2002 period. Improvements in gross margin as a percentage of sales occurred due to productivity improvements, the positive results of restructuring initiatives, and lower warranty and recall costs, but were mitigated by the negative effect of lower production levels. Selling general, and administrative expenses as a percentage of sales for the nine-month period ended September 28, 2003, increased over the prior year level due to higher marketing and promotional expenses.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Nine Months Ended
                                                                    September 28,   September 29,     September 28,   September 29,
                                                                             2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                            $198.8          $179.7            $563.5          $577.3
Segment profit                                                               26.7            10.5              59.8            32.9
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 11% during the three months ended September 28, 2003, over the corresponding period in 2002. Sales of plumbing products increased at a
double-digit  rate,   reflecting  the  expansion  of  listings  at  Lowe's  Home
Improvement Warehouse (Lowe's) announced earlier in 2003 and described more fully below. Sales of security hardware increased at a high single-digit rate in the third quarter of 2003 over the corresponding period in 2002 due, in part, to successful combination kit promotions in North America.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 2% for the nine months ended September 28, 2003, from the 2002 level as sales of security hardware increased at a low single-digit rate, but were more than offset by a high single-digit rate of decline in sales of plumbing products. Sales of plumbing products decreased due to the previously announced loss of shelf space at The Home Depot that was partially offset by the expansion of plumbing products listings at Lowe's mentioned above.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 13.4% and 10.6% for the three and nine months ended September 28, 2003, respectively, as compared to 5.8% and 5.7% for the three and nine months ended September 29, 2002, respectively. Segment profit as a percentage of sales for the three- and nine-month periods ended September 28, 2003, benefited from significant improvements in gross margin as a percentage of sales. The increase in gross margin as a percentage of sales was primarily driven by lower product costs, resulting from productivity improvements and benefits of restructuring initiatives.

     Although the loss of shelf space at The Home Depot in 2002 had a significant effect on the Corporation's plumbing products business during the first nine months of 2003, the plumbing products business has announced a significant expansion of its product listings at Lowe's. This expansion, which began in the second quarter of 2003, is expected to increase the average stock keeping units (SKU's) of the Corporation's plumbing products at Lowe's stores by approximately 75% and to mitigate the effect of the loss of shelf space at The Home Depot.
     As discussed in Note 11 of Notes to Consolidated Financial Statements, the Corporation acquired Baldwin Hardware Corporation and Weiser Lock Corporation on September 30, 2003. The Corporation does not expect the acquisitions of these businesses to have a material effect on either consolidated sales or net earnings during the balance of 2003.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                 Nine Months Ended
                                                                    September 28,   September 29,     September 28,   September 29,
                                                                             2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                            $122.4          $125.9            $379.6          $384.5
Segment profit                                                               16.2            19.2              53.0            54.8
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased by 3% in the third quarter of 2003 and 1% for the first nine months in 2003 from the corresponding 2002 periods. During the three months ended September 28, 2003, sales in the North American industrial and automotive sectors declined at a double-digit and high single-digit rate, respectively, as compared to the corresponding period in the prior year. During the nine-month period ended September 28, 2003, sales in the North American industrial sector also declined at a double-digit rate, but sales in the North American automotive sector declined at a mid-single-digit rate, both as compared to the corresponding period in the previous year. These declines were partially offset in both periods by increases in sales in Asia and Europe.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 13.3% in the third quarter of 2003 decreased from 15.3% in the prior year and decreased from 14.3% in the first nine months of 2002 to 14.0% for the corresponding period in 2003. Segment profit as a percentage of sales declined in both periods due to lower sales and production volumes.

Other Segment-Related Matters
As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, in Item 7 under the caption "Financial Condition", the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2003 will increase by approximately $30 million over the 2002 levels. The adjustment to businesses' postretirement benefit income (expense) booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $3.6 million and $9.3 million for the three-month periods ended September 28, 2003 and

September 29, 2002, respectively. The adjustment to businesses' postretirement benefit income (expense) booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $10.9 million and $28.3 million for the nine-month periods ended September 28, 2003 and September 29, 2002, respectively. These decreases reflect the impact excluded from the Corporation's reportable business segments of that increase in pension and other postretirement benefits expense.
     Expenses (income) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $(1.0) million and $10.2 million for the three- and nine-month periods ended September 28, 2003, respectively, and $2.1 million and $3.6 million for the three- and nine-month periods ended September 29, 2002, respectively. The decrease in these expenses during the three-month period ended September 28, 2003, as compared to the corresponding period in 2002, was primarily due to certain legal expenses in the 2002 period that did not recur in 2003. The increase in these expenses for the nine-month period ended September 28, 2003, as compared to the corresponding 2002 period, principally relates to restructuring-related expenses associated with the Power Tools and Accessories segment.
     Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 6 of Notes to Consolidated financial statements were $(14.0) million and $(43.6) million for the three- and nine-month periods ended September 28, 2003, respectively, and $(21.4) million and $(56.9) million for the three- and nine-month periods ended September 29, 2002, respectively. The decrease in these unallocated Corporate center operating expenses for the three and nine months ended September 28, 2003, as compared to the prior year levels, was primarily due to lower medical-related expenses in the 2003 periods, reflecting the results of changes in plan design as well as higher expense allocations to the Corporation's business segments. Decreases during the nine-month period ended September 28, 2003, as compared to the corresponding period in 2002, were also the result of lower reserves for certain environmental remediation matters established in the 2003 periods than those established in the 2002 periods.

RESTRUCTURING ACTIVITY
As more fully discussed in Note 9 of Notes to Consolidated Financial Statements and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 in both Item 7 under the caption "Restructuring Actions", and Note 17 of Notes to Consolidated Financial Statements included in Item 8, during the fourth quarter of 2001, the Corporation formulated a restructuring plan designed to reduce its manufacturing footprint, variable production costs, and selling, general, and administrative expenses. During 2001 and 2002, the Corporation has recognized pre-tax restructuring charges under this plan totaling $150.5 million. During the three months ended September 28, 2003, the Corporation recorded its final pre-tax charge associated with this restructuring plan in the amount of $21.0 million, which results in a cumulative pre-tax charge under the restructuring program of $171.5 million.
     The Corporation expects that incremental pre-tax savings associated with the restructuring plan will benefit 2003, 2004, and 2005 results, by $40 million, $45 million, and $10 million, respectively, net of restructuring-related expenses. Ultimate savings realized from restructuring actions may be mitigated by such factors as continued economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

     The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As discussed further in Note 11 of Notes to Consolidated Financial Statements, the Corporation is in the process of finalizing its plan to integrate the acquired Baldwin Hardware Corporation and Weiser Lock Corporation into its security hardware business. The Corporation's plan will eliminate excess costs and capacity from the combined businesses. The Corporation anticipates that its plan will likely result in a restructuring charge to be taken in the fourth quarter of 2003.

FINANCIAL CONDITION
Operating  activities  provided cash of $160.1 million for the nine months ended
September  28,  2003,  as  compared  to $234.0  million of cash  provided in the corresponding period in 2002. The decrease in cash provided by operating activities during the nine months ended September 28, 2003, was primarily a result of higher value added tax receivables, higher cash taxes, higher cash payments associated with foreign currency hedging, lower accounts payable, and higher trade receivables, all as compared to the corresponding 2002 period. These factors were partially offset by lower inventory levels, higher earnings, and cash proceeds associated with the termination of certain interest rate swap agreements.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at September 28, 2003, improved slightly from the number of days sales outstanding at September 29, 2002. Average inventory turns at September 28, 2003, decreased in comparison to the same period in 2002 as a result of safety stock that the Corporation maintained during the last year related to the Corporation's restructuring program. The Corporation reduced the level of safety stock during the third quarter of 2003 from the second quarter's level and expects that it will be eliminated by year end.
     Investing activities for the nine months ended September 28, 2003, used cash of $70.8 million as compared to $64.9 million of cash used during the corresponding period in 2002. The increase in cash usage was primarily due to higher capital expenditures during the first nine months of 2003 as compared to the corresponding period in 2002. The Corporation anticipates that its capital spending in 2003 will approximate $110 million.
     The Corporation previously announced that it has signed an agreement to sell its European Security Hardware business for $108 million. The European Security Hardware business is a component of the Corporation's Hardware and Home Improvement segment. The sale is subject to regulatory approvals. If all or some regulatory approvals are not received in the near future, the sale may be delayed until 2004 or the terms of the sale may be revised. This sale - or the lack of this sale during 2003 - is not expected to have a material effect on the Corporation's financial results for 2003.
     As discussed further in Note 11 of Notes to Consolidated Financial Statements, on September 30, 2003, the Corporation announced that it had completed its purchase of the Baldwin Hardware and Weiser Lock businesses from Masco Corporation. The cash purchase price for the transaction was $275 million.
     Financing activities used cash of $406.7 million for the nine-month period ended September 28, 2003, as compared to cash used of $48.2 million during the first nine months of 2002. The increase in cash used was primarily the result of higher payments on long-term debt, including $309.5 million of debt that was repaid on April 1, 2003, and cash used for stock repurchases during the 2003 period. During the nine months ended September 28, 2003, the Corporation repurchased 2,011,570 shares of its common stock at an aggregate cost of $77.5 million. During the corresponding period in 2002, the Corporation did not repurchase any shares of its common stock. At September 28, 2003, the Corporation had remaining authorization from its Board of Directors to repurchase 2,911,595 shares of its common stock.
     As discussed further in Note 3 of Notes to Consolidated Financial Statements, in April 2002, the Corporation replaced an expiring $400 million 364-day unsecured revolving credit facility with a $250 million 364-day unsecured revolving credit facility (the Credit Facility). In April 2003, the Corporation elected not to renew the Credit Facility based upon its anticipated short-term financing needs.
     On October 17, 2003, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.21 per share of the Corporation's outstanding common stock payable during the fourth quarter of 2003. This amount represents a 75% increase over the $.12 quarterly dividend paid by the
Corporation since 1996. Future dividends will depend on the Corporation's earnings, financial condition, and other factors.
     The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 47% at September 28, 2003, compared to 52% at December 31, 2002. Average debt maturity was 8.9 years at September 28, 2003, compared to
7.2 years at December 31, 2002.
     On  October  27,  2003,  the  Corporation   received  notices  of  proposed
adjustments from the United States Internal Revenue Service (I.R.S.) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the I.R.S. consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns. The Corporation intends to vigorously dispute the position taken by the I.R.S. in this matter. The Corporation has provided adequate reserves in the event that the I.R.S. prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the I.R.S. prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $140 million. The Corporation believes that any such cash outflow is unlikely to occur until some time after 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in the following and is incorporated by reference herein:
o in Note 4 of Notes to Consolidated Financial Statements, included in Item 1 of Part I of this Quarterly Report on Form 10-Q;
o under the caption "Interest Rate Sensitivity", included in Item 2 of Part I of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003; and
o under the caption "Hedging Activities", included in Item 7, and in Notes 1 and 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of September 28, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.
     (b) There have been no changes in the Corporation's internal controls over financial reporting during the quarterly period ended September 28, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of September 28, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No.      Description

               31.1 Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On July 1, 2003, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that, on July 1, 2003, the Corporation and Masco Corporation announced that they had signed a letter of intent in which the Corporation would purchase from Masco Corporation the Baldwin Hardware and Weiser Lock businesses.

On July 24, 2003, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 and Item 12 of that Form, stated that, on July 24, 2003, the Corporation had reported its earnings for the three and six months ended June 29, 2003.

On August 11, 2003, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that, on August 11, 2003, the Corporation and Masco Corporation announced that they had received notification from the Federal Trade Commission that the Commission had granted early termination of the waiting period, under the Hart Scott Rodino Antitrust Improvements Act of 1976, with respect to Masco's sale of Baldwin Hardware Corporation and Weiser Lock Corporation to the Corporation.

The Corporation did not file nor furnish any other reports on Form 8-K during the three-month period ended September 28, 2003.

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




Date:  November 6, 2003