Form 10-K
period 2003-12-31
BLACK & DECKER CORP
filed 2004-03-04
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED                      COMMISSION FILE NUMBER

        December 31, 2003                                  1-1553
-----------------------------------          -----------------------------------


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                    52-0248090
-----------------------------------          -----------------------------------
    (State of Incorporation)                          (I.R.S. Employer
                                                   Identification Number)


         Towson, Maryland                                   21286
-----------------------------------          -----------------------------------
      (Address of principal                              (Zip Code)
        executive offices)


Registrant's telephone number, including area code:         410-716-3900
                                                     ---------------------------


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


Securities registered pursuant to Section 12(g) of the Act:         None
                                                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X   No
    ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2003, was $3,320,303,326.

The number of shares of Common Stock outstanding as of February 20, 2004, was 78,452,693.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     Part I

ITEM 1.  BUSINESS

(a)   General Development of Business
The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a leading global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of strong brand names and a superior reputation for quality, design, innovation, and value.
     The Corporation is one of the world's leading producers of power tools, power tool accessories, and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The Corporation is a major global supplier of engineered fastening and assembly systems. The Corporation is one of the leading producers of faucets in North
America. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.
     During the fourth quarter of 2003, the Corporation completed the acquisition of the Baldwin Hardware Corporation (Baldwin) and Weiser Lock Corporation (Weiser) from Masco Corporation. The acquisition of these businesses expands the Corporation's presence in the security hardware business in North America. For additional information about the acquisition of Baldwin and Weiser, see Note 2 of Notes to Consolidated Financial Statements included in Item 8 of
Part II of this report.
     In January 2004, the Corporation completed the sale of two European security hardware businesses, Corbin and NEMEF. Together with DOM security hardware, which is currently held for sale, these businesses are reflected as discontinued operations in the Consolidated Financial Statements included in
Item 8 of Part II of this report, and as such, operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the continuing operations of the Corporation. For additional information about the discontinued European security hardware business, see the discussion in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

POWER TOOLS AND ACCESSORIES
The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and professional corded and cordless electric power tools, lawn and garden tools, home products, accessories and attachments for power tools, and product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside of the United States and Canada; and for sales of household products, principally in Europe and Brazil.
     Power  tools  include  drills,  screwdrivers,   impact  wrenches,  hammers,
routers, wet/dry vacuums, planers, lights, radio/chargers, saws, sanders, grinders, pneumatic nailers, bench and stationary machinery, air compressors, generators, laser products, and WORKMATE(R) project centers and related products. Lawn and garden tools include hedge trimmers, string trimmers, lawn mowers, edgers, blower/vacuums, power sprayers, electric pressure washers, and related accessories. Home products include stick and hand-held vacuums, flexible flashlights, and wet scrubbers. Power tool accessories include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, screwdriver bits and quick-change systems, bonded and other abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools and lawn and garden tools.
     Power tools, lawn and garden tools, home products, and accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks and trade names, including, without limitation, ORANGE AND BLACK COLOR SCHEME; DEWALT; YELLOW AND BLACK COLOR SCHEME; BULLET; BULLS EYE; CROSSHAIR; FIRESTORM; GELMAX COMFORT GRIP; MEGA MOUSE; MOUSE; NAVIGATOR; PIVOT DRIVER; PIVOTPLUS; QUANTUM PRO; RTX; SANDSTORM; SCORPION; SWIVEL; VERSAPAK; WORKMATE; ZIPSAW MULTI PROJECT TOOL; 360(degree); ALLIGATOR; EMGLO; GUARANTEED TOUGH; HOLGUN; MOMENTUM; QUATTRO; SCRUGUN; WILDCAT; XRP; AFS; AUTOMATIC FEED SPOOL;

FLEX TUBE; GROOM 'N' EDGE; EDGE HOG; GRASS HOG; HEDGE HOG; LAWN HOG; LEAF HOG; REFLEX; STRIMMER; VAC 'N' MULCH; DIRTBUSTER; DUSTBUSTER; SCUMBUSTER; SNAKELIGHT; STEAMBUSTER; ACCESSORIES FINDER; B&D; PILOT POINT; PIRANHA; RAPID LOAD; ROCK CARBIDE; SERIES 20; SERIES 40; SERIES 60; TOUGH CASE; DEWALT SERVICENET; DROP BOX EXPRESS; and GUARANTEED REPAIR COST (GRC).
     The  composition  of the  Corporation's  sales by product  groups for 2003,
2002, and 2001 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2003, 2002, or 2001.
     The Corporation's product service program supports its power tools and electric lawn and garden tools. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2003, there were approximately 130 such service centers, of which roughly two-thirds were located in the United States. The remainder was located around the world, primarily in Canada and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, electric lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
     Most of the Corporation's consumer power tools, electric lawn and garden tools, and electric cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation's professional power tools sold in the United States carry a one-year service warranty and a three-year warranty for manufacturing defects. Products sold outside of the United States generally have varying warranty arrangements, depending upon local market conditions and laws and regulations.
     The Corporation's product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, electric lawn and garden tools, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2003, 2002, and 2001. Sales to Lowe's Home Improvement Warehouse, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2003 and 2002. For additional information regarding sales to The Home Depot and Lowe's Home Improvement Warehouse, see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
     The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are plastics, aluminum, copper, steel, certain electronic components, and batteries. These materials are used in various forms. For example, aluminum or steel may be used in the form of wire, sheet, bar, and strip stock.
     The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations.
     Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses in the United States are located in Fayetteville, North Carolina and Tampa, Florida. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Fort Mill, South Carolina, and Rancho Cucamonga, California.
     Principal manufacturing and assembly facilities of the power tools, electric lawn and garden tools, electric cleaning and lighting products, and accessories businesses outside of the United States are located in Suzhou, China; Usti nad Labem, Czech Republic; Buchlberg, Germany; Perugia, Italy;
Spennymoor and Maltby, England; Reynosa, Mexico; and Uberaba, Brazil. In addition to the principal facilities described above, the manufacture and assembly of products for the Power Tools and Accessories segment also occurs at the facility of its 50%-owned joint venture located in Shen Zhen, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution center in Tongeren, Belgium, and a facility in Northampton, England.
     For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The Corporation holds various patents and licenses on many of its products and processes in the Power Tools and Accessories segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
     The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated previously. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.

     A significant portion of the Corporation's sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and professional power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most electric lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment generally are not seasonal in nature, but are influenced by other general economic trends.
     The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, electric lawn and garden tools, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

HARDWARE AND HOME IMPROVEMENT
The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products, and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and light commercial door locksets, electronic keyless entry systems, exit devices, keying systems, tubular and mortise door locksets, general hardware, decorative hardware, outdoor lighting, indoor lighting, home accents, and collectibles. General hardware includes door hinges, cabinet hinges, door stops, kick plates, house numbers, and switchplates. Decorative hardware includes cabinet hardware, switchplates, door pulls, and push plates. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath and kitchen accessories, and replacement parts.
     Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX SECURITY; SOCIETY BRASS COLLECTION; KWIKSET; BLACK & DECKER; PROTECTO LOCK; TYLO; POLO; KWIK INSTALL; EZ INSTALL; DIAMANT; ELS; GEO; SAFE-LOCK BY BLACK & DECKER; BALDWIN; THE ESTATE COLLECTION; THE IMAGES
COLLECTION; LIFETIME FINISH; TIMELESS CRAFTSMANSHIP; LOGAN; SPRINGFIELD; HAMILTON; BLAKELY; MANCHESTER; CANTERBURY; MADISON; STONEGATE; EDINBURGH; KENSINGTON; BRISTOL; TREMONT; PEYTON; PASADENA; RICHLAND; WEISER; WEISER LOCK; PRESTIGE SERIES; WELCOME HOME SERIES; ELEMENTS SERIES; BASICS BY WEISER LOCK; BRILLIANCE LIFETIME ANTI-TARNISH FINISH; POWERBOLT; POWERBOLT KEYLESS ACCESS SYSTEM; FASHION DOORWARE; DECORATOR FINISH; WEISERBOLT; ENTRYSETS; and VENETIAN BRONZE. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; CLASSIC SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; BACH; SOLO; CONTEMPRA; MARIELLE; TWISTPFIT; MATCHMAKERS; CARMEL; PARISA; SAVANNAH; ARIETTA; ALLEMANDE; GRAZIA; MORCEAU; CATALINA; GEORGETOWN; and TREVISO.
     The  composition  of the  Corporation's  sales by product  groups for 2003,
2002, and 2001 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2003, 2002, or 2001.
     Most of the Corporation's security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation's plumbing products sold in the United States carry a lifetime warranty with respect to function and finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.
     The Corporation's product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to The Home Depot, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2003, 2002, and 2001. Sales to Lowe's Home Improvement Warehouse, one of the segment's customers, accounted for greater than 10% of the Corporation's consolidated sales for 2003 and 2002. For additional information regarding sales to The Home Depot and Lowe's Home Improvement Warehouse, see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

     The  principal  materials  used in the  manufacturing  of  products  in the
Hardware and Home Improvement segment are plastics, aluminum, steel, brass, zamak, and ceramics.
     The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources and is in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2003, the amount of product under commodity hedges was not material to the Corporation.
     Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Denison, Texas; Bristow, Oklahoma; and Reading and Leesport, Pennsylvania.
     Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Mexicali and Nogales, Mexico. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Tucson, Arizona; Mira Loma, California; and Northpoint, Pennsylvania.
     For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The Corporation holds various patents and licenses on many of its products and processes in the Hardware and Home Improvement segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
     The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
     A significant portion of the Corporation's sales in the Hardware and Home Improvement segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature, but are influenced by trends in the residential and commercial construction markets and other general economic trends.
     The Corporation is one of the world's leading producers of residential security hardware and is one of the leading producers of faucets in North America. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

FASTENING AND ASSEMBLY SYSTEMS
The Corporation's Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, assembly systems, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners, self-piercing riveting systems, and platform-management services. The fastening and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEKNOLOGIES; EMHART; AUTOSET; DODGE; DRIL-KWICK; F-SERIES; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; JACK NUT; KALEI; MENTOR; NPR; NUT-FAST; PARKER-KALON; PLASTIFAST; PLASTI-KWICK; POINT & SET; POP; POP-LOK; POPMATIC; POPNUT; POP-SERT; POWERLINK; PROSET; SPLITFAST; SWAGEFORM; SWS; T-RIVET; TUCKER; ULTRA-GRIP; ULTRASERT; WARREN; WELDFAST; and WELL-NUT. The Fastening and Assembly Systems segment provides platform-management services in addition to the manufacture and sale of the products previously described.
     The  composition  of the  Corporation's  sales by product  groups for 2003,
2002, and 2001 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2003, 2002, or 2001.
     The principal markets for these products include the automotive, transportation, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide.
     Products are marketed directly to customers and also through distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. There is little seasonal variation in sales.
     The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, it is not materially dependent upon such patents or license rights with respect to its operations.

     Principal manufacturing facilities of the Fastening and Assembly Systems segment in the United States are located in Danbury, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Chesterfield, Michigan. Principal manufacturing and assembly facilities outside of the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; plastics; and rubber. These materials are readily available from a number of suppliers.

OTHER INFORMATION
The Corporation's product development program for the Power Tools and Accessories segment is coordinated from the Corporation's headquarters in Towson, Maryland. Additionally, product development activities are performed at facilities in Hampstead, Maryland, in the United States; Maltby and Spennymoor, England; Brockville, Canada; Perugia, Italy; Suzhou, China; Buchlberg and Idstein, Germany; Mooroolbark, Australia; and Reynosa, Mexico.
     Product development activities for the Hardware and Home Improvement segment are performed at facilities in Lake Forest, California, and Reading, Pennsylvania.
     Product development activities for the Fastening and Assembly Systems segment are currently performed at facilities in Danbury and Shelton,
Connecticut; Montpelier, Indiana; Campbellsville, Kentucky; Chesterfield and Farmington Hill, Michigan; Birmingham, England; Giessen, Germany; and Toyohashi, Japan.
     Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
     As of December 31, 2003, the Corporation employed approximately 22,100 persons in its operations worldwide, excluding approximately 900 employees of its discontinued European security hardware business. Approximately 450 employees in the United States are covered by collective bargaining agreements. During 2003, one collective bargaining agreement in the United States was negotiated without material disruption to operations. One agreement is scheduled for negotiation during 2004. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption "Restructuring Actions" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7, and in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in 2003, the Corporation announced the closure of a security hardware facility in Bristow, Oklahoma, and the closure of an administrative and distribution facility in Tucson, Arizona. On-going restructuring actions taken by the Corporation will also result in the transfer of production from the United States to low-cost facilities in Mexico and China. Such closures and/or production transfers may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.
     The Corporation's  operations are subject to foreign,  federal,  state, and local environmental laws and regulations. Many foreign, federal, state, and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for the discharge of pollutants and the disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2003, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 26 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
     To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation's estimate of the costs associated with environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2003, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $51.7 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2003, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable.

(d)   Financial Information About Geographic Areas
Reference is made to Note 17 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Information", included in Item 8 of
Part II of this report.

(e)   Available Information
The Corporation files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that the Corporation files with the SEC at http://www.sec.gov.
     The Corporation also makes available free of charge on or through its Internet website (http://www.bdk.com) the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.
     Black & Decker's Corporate Governance Policies and Procedures Statement is available free of charge on or through its Internet website (http://www.bdk.com) or in print by calling (800) 992-3042 or (410) 716-2914. The Statement contains charters of the standing committees of the Board of Directors, the Code of Ethics and Standards of Conduct, and the Code of Ethics for Senior Financial Officers.

(f) Executive  Officers and Other Senior Officers of the Corporation
The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

o  NOLAN D. ARCHIBALD - 60
   Chairman, President, and Chief Executive Officer,
      January 1990 - present.

o  IAN R. CARTER - 42
   Vice President of the Corporation and President -
      Europe and Asia, Black & Decker Consumer Group,
      March 2004 - present;

   Vice President of the Corporation and President -
      Europe, Power Tools and Accessories Group,
      July 2000 - March 2004;

   Vice President and General Manager -
      European Professional Power Tools,
      Power Tools and Accessories Group,
      December 1999 - June 2000;

   Director - Low & Bonar PLC,
      August 1998 - December 1999.

o  CHARLES E. FENTON - 55
   Senior Vice President and General Counsel,
      December 1996 - present.

o  PAUL A. GUSTAFSON - 61
   Executive Vice President of the Corporation and
      President - Fastening and Assembly Systems Group,
      December 1996 - present.

o  LES H. IRELAND - 39
   Vice President of the Corporation and
      Managing Director - Commercial Operations,
      Europe, Black & Decker Consumer Group,
      March 2004 - present;

   Vice President of the Corporation and
      Managing Director - Commercial Operations,
      Europe, Power Tools and Accessories Group,
      November 2001 - March 2004;

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

   Vice President of the Corporation and President -
      Accessories, Power Tools and Accessories Group,
      September 2000 - January 2001;

   President - Price Pfister,
      Hardware and Home Improvement Group,
      March 1999 - September 2000;

   Vice President - Sales, Price Pfister,
      Hardware and Home Improvement Group,
      November 1998 - March 1999.

o  THOMAS D. KOOS - 40
   Group Vice President of the Corporation and President -
      Black & Decker Consumer Group,
      March 2004 - present;

   Vice President of the Corporation and President -
      Black & Decker Consumer Products,
      Power Tools and Accessories Group,
      January 2001 - March 2004;

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

   President - North American Consumer Power Tools,
      Power Tools and Accessories Group,
      April 2000 - December 2000;

   Vice President - Business Development,
      Power Tools and Accessories Group,
      August 1999 - April 2000;

   President - Goody Products, Division of
      Newell Rubbermaid Corporation,
      January 1998 - August 1999.

o  BARBARA B. LUCAS - 58
   Senior Vice President - Public Affairs and
      Corporate Secretary,
      December 1996 - present.

o  MICHAEL D. MANGAN - 47
   Senior Vice President and Chief Financial Officer,
      January 2000 - present;

   Vice President - Investor Relations,
      November 1999 - January 2000;

   Executive Vice President and Chief Financial Officer -
      The Ryland Group, Inc.,
      November 1994 - September 1999.

o  PAUL F. MCBRIDE - 48
   Senior Vice President - Human Resources
      and Corporate Initiatives,
      March 2004 - present;

   Executive Vice President of the Corporation and
      President - Power Tools and Accessories Group,
      April 1999 - March 2004;

   Vice President - General Electric Company,
      GE Silicones,
      January 1998 - April 1999.

o  CHRISTINA M. MCMULLEN - 48
   Vice President and Controller,
      April 2000 - present;

   Controller,
      January 2000 - April 2000;

   Assistant Controller,
      April 1993 - January 2000.

o  CHRISTOPHER T. METZ - 38
   Group Vice President of the Corporation and President -
      Hardware and Home Improvement Group,
      March 2004 - present;

   Vice President of the Corporation and President -
      Hardware and Home Improvement Group,
      January 2001 - March 2004;

   Vice President of the Corporation and President -
      Kwikset, Hardware and Home Improvement Group,
      July 1999 - January 2001;

   President - Kwikset, Hardware and
      Home Improvement Group,
      June 1999 - July 1999;

   Vice President and General Manager - European
      Professional Power Tools and Accessories,
      Power Tools and Accessories Group,
      August 1996 - May 1999.

o  STEPHEN F. REEVES - 44
   Vice President of the Corporation and Vice President -
      Global Finance, Black & Decker Consumer Group,
      March 2004 - present;

   Vice President of the Corporation and Vice President -
      Finance, Power Tools and Accessories Group,
      April 2000 - March 2004;

   Vice President - Finance and Strategic Planning,
      January 2000 - April 2000;

   Vice President and Controller,
      September 1996 - January 2000.

o  MARK M. ROTHLEITNER - 45
   Vice President - Investor Relations and Treasurer,
      January 2000 - present;

   Vice President and Treasurer,
      March 1997 - January 2000.

o  EDWARD J. SCANLON - 49
   Vice President of the Corporation and President -
      Commercial Operations, North and South America,
      DEWALT Professional Group,
      March 2004 - present;

   Vice President of the Corporation and President -
      Commercial Operations, North America,
      Power Tools and Accessories Group,
      May 1999 - March 2004;

   Vice President of the Corporation and Vice President and General Manager - The Home Depot Division,
      Power Tools and Accessories Group,
      December 1997 - May 1999.

o  JOHN W. SCHIECH - 45
   Group Vice President of the Corporation and President -
      DEWALT Professional Group,
      March 2004 - present;

   Vice President of the Corporation and President -
      DEWALT Professional Products, Power Tools and Accessories Group,
      January 2001 - March 2004;

   Vice President of the Corporation and President -
      North American Professional Power Tools,
      Power Tools and Accessories Group,
      May 1999 - January 2001;

   Vice President of the Corporation and Vice President and General Manager - North American Professional
      Power Tools, Power Tools and Accessories Group,
      December 1997 - May 1999.

o  ROBERT B. SCHWARZ - 55
   Vice President of the Corporation and Vice President -
      Manufacturing, DEWALT Professional Group,
      March 2004 - present;

   Vice President of the Corporation and Vice President -
      Manufacturing, DEWALT Professional Products,
      Power Tools and Accessories Group,
      October 2001 - March 2004;

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

o The Corporation's ability to maintain mutually beneficial relationships with key customers and to penetrate new channels of distribution. The Corporation has a number of significant customers, including two customers that, in the aggregate, constituted approximately 30% of its consolidated sales for 2003. The loss of either of these significant customers or a material negative change in the Corporation's relationships with these significant customers could have an adverse effect on its business. The Corporation's inability to continue penetrating new channels of distribution may have a negative impact on its future sales and business.

o Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels.

o Market acceptance of the new products introduced in 2003 and scheduled for introduction in 2004, as well as the level of sales generated from these new products relative to expectations, based on existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products.

o The Corporation's ability to develop and introduce new products at favorable margins. Numerous uncertainties are inherent in successfully developing and introducing new products on a consistent basis.

o Adverse changes in currency exchange rates or raw material commodity prices, both in absolute terms and relative to competitors' risk profiles. The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, the Corporation is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The Corporation believes its most significant foreign currency exposures are the euro, pound sterling, and Chinese renminbi.

o Increased competition. Worldwide, the markets in which the Corporation sells products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Certain of the Corporation's major customers sell their own "private label" brands that compete directly with products sold by the Corporation. Competition has been intense in recent years and is expected to continue.

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

o Foreign operations may be affected by factors such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic, and regulatory risks and difficulties. Over the past several years, such factors have become increasingly important as a result of the Corporation's higher percentage of manufacturing in China, Mexico, and the Czech Republic and purchases of products and components from foreign countries.

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

ITEM 2. PROPERTIES

The Corporation operates 36 manufacturing facilities around the world, including 18 located outside of the United States in 9 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(c) of Part I of this report.
     The following are the Corporation's major leased facilities:
     In the United States: Lake Forest and Mira Loma, California; Tampa, Florida; Chesterfield, Michigan; and Towson, Maryland.
     Outside of the United States: Maltby, England; Tongeren, Belgium; Reynosa and Mexicali, Mexico; Usti nad Labem, Czech Republic; and Suzhou, China.
     Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant located on leased land in Suzhou, China.
     As more fully described in Item 7 of Part II of this report under the caption "Restructuring Actions", during the fourth quarter of 2001, the Corporation commenced actions on a restructuring plan that will, among other matters, reduce its manufacturing footprint. Additional actions under that restructuring plan were initiated during the second half of 2003. In addition, during the fourth quarter of 2003, the Corporation commenced actions on a restructuring plan associated with the integration of the newly acquired Baldwin and Weiser businesses into its security hardware business. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and lower product costs and will take appropriate action as deemed necessary.
     Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

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

     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     Part II

ITEM 5. MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

(a)   Market Information
The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.
     The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

QUARTER                                  2003                               2002
--------------------------------------------------------------------------------
January to
   March                   $44.240 to $33.200                 $49.950 to $35.000
April to June              $44.790 to $33.890                 $50.500 to $45.320
July to
   September               $45.640 to $38.380                 $49.060 to $35.660
October to
   December                $49.900 to $39.510                 $48.210 to $37.000
--------------------------------------------------------------------------------

(b)   Holders of the Corporation's Capital Stock
As  of  February  20,  2004,   there  were  13,497  holders  of  record  of  the
Corporation's Common Stock.

(c)   Dividends
The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends will depend upon the Corporation's earnings, financial condition, and other factors. The Credit Facility, as more fully described in Note 7 of Notes to Consolidated Financial Statements included in
Item 8 of Part II of this report, does not restrict the Corporation's ability to pay regular dividends in the ordinary course of business on the Common Stock.
     Quarterly dividends per common share for the most recent two years are as follows:

QUARTER                                                           2003      2002
--------------------------------------------------------------------------------
January to March                                                  $.12      $.12
April to June                                                      .12       .12
July to September                                                  .12       .12
October to December                                                .21       .12
--------------------------------------------------------------------------------
                                                                  $.57      $.48
================================================================================

Common Stock:
150,000,000 shares authorized,  $.50 par value, 77,933,464 and 79,604,786 shares outstanding as of December 31, 2003 and 2002, respectively.

Preferred Stock:
5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2003 and 2002.

(d)   Annual Meeting of Stockholders
The 2004 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 27, 2004, at 9:00 a.m. at the Sheraton Baltimore North Hotel, 903 Dulaney Valley Road, Towson, Maryland 21204.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(Millions of Dollars Except Per Share Data)                           2003 (c)      2002 (c)(e)      2001(c)      2000 (d)      1999
------------------------------------------------------------------------------------------------------------------------------------
Sales (a)                                                         $4,482.7      $4,291.8         $4,139.9     $4,365.7      $4,323.4
Net earnings from continuing operations                              287.2         228.5            101.5        273.7         294.2
Earnings from discontinued operations (b)                              5.8           1.2              6.5          8.3           6.1
Net earnings                                                         293.0         229.7            108.0        282.0         300.3
Basic earnings per share:
   Continuing operations                                              3.69          2.85             1.26         3.27          3.38
   Discontinued operations                                             .07           .01              .08          .10           .07
   Net earnings per common share - basic                              3.76          2.86             1.34         3.37          3.45
Diluted earnings per share:
   Continuing operations                                              3.68          2.83             1.25         3.24          3.33
   Discontinued operations                                             .07           .01              .08          .10           .07
   Net earnings per common share - assuming dilution                  3.75          2.84             1.33         3.34          3.40
Total assets                                                       4,222.5       4,130.5          4,014.2      4,089.7       4,012.7
Long-term debt                                                       915.6         927.6          1,191.4        798.5         847.1
Redeemable preferred stock of subsidiary (f)                         202.6         208.4            196.5        188.0            --
Cash dividends per common share                                        .57           .48              .48          .48           .48
------------------------------------------------------------------------------------------------------------------------------------

(a) As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, sales for the years ended December 31, 1999 through 2001, have been restated to reflect the adoption, effective January 1, 2002, of Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products.
(b) Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued European security hardware business. The earnings of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation. For additional information about the discontinued European security hardware business, see Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
(c) As more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, under a restructuring program developed by the Corporation in the fourth quarter of 2001, earnings from continuing operations for 2003, 2002, and 2001 include a restructuring charge of $20.6 million, $46.6 million, and $99.7 million before taxes, respectively ($14.9 million, $29.2 million, and $70.6 million after taxes, respectively). Those 2003, 2002, and 2001 pre-tax charges were net of reversals of $13.2 million, $11.0 million, and $4.1 million, respectively, representing reversals of previously provided restructuring reserves as well as the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. In addition, earnings from continuing operations for 2003 include a restructuring charge of $11.0 million before taxes ($7.2 million after taxes) associated with the integration of the Baldwin and Weiser businesses into the security hardware business.
(d) Earnings from continuing operations for 2000 include a restructuring charge of $39.9 million before taxes ($28.1 million after taxes) and a gain on sale of business of $20.1 million before taxes ($13.1 million after taxes).
(e) As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, goodwill is no longer amortized by the Corporation.
(f)  Included in other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 17 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments - Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems - with these business segments comprising approximately 72%, 16%, and 12%, respectively, of the Corporation's sales in 2003. The percentage of the Corporation's total sales contributed by its Hardware and Home Improvement segment will increase in 2004 when a full year's sales of the Baldwin and Weiser businesses, acquired on September 30, 2003, are included in that segment's results.
     The Corporation markets its products and services in over 100 countries. During 2003, approximately 63%, 25%, and 12% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.
     The Corporation reported net earnings of $293.0 million, or $3.75 per share on a diluted basis, for the year ended December 31, 2003, compared to net earnings of $229.7 million, or $2.84 per share on a diluted basis, for the year ended December 31, 2002.
     Net earnings from continuing operations for the year ended December 31, 2003, included a pre-tax restructuring charge of $31.6 million ($22.1 million net of tax). That $31.6 million pre-tax restructuring charge was net of $13.2 million, representing reversals of previously provided restructuring reserves as well as the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. Net earnings from continuing operations for the year ended December 31, 2002, included a pre-tax restructuring charge of $46.6 million ($29.2 million net of tax). That $46.6 million pre-tax restructuring charge was net of $11.0 million, representing reversals of previously provided restructuring reserves as well as the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. The increase in the Corporation's net earnings and earnings per share for 2003, as compared to 2002, is partially attributable to the lower level of restructuring and exit costs recognized in 2003.
     Total consolidated sales for the year ended December 31, 2003, of $4.48 billion increased by 4% over the prior year level. Of that 4% increase, 2% is attributable to an increase in unit volume, with approximately half of the increase in unit volume attributable to the incremental sales in the fourth quarter of 2003 from the acquired Baldwin and Weiser businesses, and 4% is attributable to the favorable impact of foreign currency translation, offset by 2% attributable to the negative effect of pricing actions. Operating income for the year ended December 31, 2003, increased to $428.7 million from $368.0 million in 2002. This increase was principally attributable to a one-percentage-point increase in gross margin as a percentage of sales in 2003 as compared to 2002. This gross margin increase was driven by the Corporation's restructuring actions. Selling, general, and administrative expenses as a percentage of sales in 2003 increased slightly from 2002. The increase in operating income for the year ended December 31, 2003 as compared to the 2002 level was also aided by a $15.0 million decrease in restructuring and exit costs. Earnings from continuing operations before income taxes for the year ended December 31, 2003 increased by $85.5 million over the 2002 level to $390.9 million. In addition to the improvement in operating income previously noted, earnings from continuing operations before income taxes increased due to a reduction in net interest expense of $22.6 million in 2003 as compared to the 2002 level. That reduction in net interest expense was principally the result of lower borrowing levels and, to a lesser extent, lower interest rates.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

Sales
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2003, 2002, and 2001.

                                                      YEAR ENDED DECEMBER 31,
(Dollars in millions)                               2003       2002       2001
--------------------------------------------------------------------------------
Total sales                                     $4,482.7   $4,291.8   $4,139.9
--------------------------------------------------------------------------------
Unit volume                                            2%         5%        (1)%
Price                                                 (2)%       (2)%       (2)%
Currency                                               4%         1%        (2)%
--------------------------------------------------------------------------------
Change in total sales                                  4%         4%        (5)%
================================================================================
     Total consolidated sales for the year ended December 31, 2003, were $4,482.7 million, which represented a 4% increase over 2002 sales of $4,291.8 million. Total unit volume had a 2% positive impact on sales during 2003 compared to 2002. Approximately half of the increase in unit volume was attributable to the incremental sales in the fourth quarter of 2003 from the acquired Baldwin and Weiser businesses. The remainder of the increase in unit volume was due to higher sales of the power tools and accessories and security hardware businesses, particularly in North America, partially offset by a unit volume decline in the plumbing products business. Pricing actions, taken in response to customer and competitive pressures, had a 2% negative effect on sales for 2003 as compared to 2002. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro and, to a lesser degree, the pound sterling and Canadian dollar, caused a 4% increase in the Corporation's consolidated sales during 2003 over the prior year level. These positive effects were partially offset by the devaluation of several Latin American currencies during 2003 as compared to 2002.
     Total consolidated sales for the year ended December 31, 2002, were $4,291.8 million, which represented a 4% increase over 2001 sales of $4,139.9 million. Total unit volume had a 5% positive impact on sales during 2002 compared to 2001. The increase in unit volume was primarily attributable to higher unit volume in both the power tools and accessories and security hardware businesses in North America as well as unit volume increases in sales to automotive customers by the Fastening and Assembly Systems segment. These increases were partially offset by a unit volume decline in the plumbing products business. Pricing actions, taken as a result of customer and competitive pressure, had a 2% negative effect on sales for 2002 as compared to 2001. The effect of a weaker U.S. dollar compared to certain other foreign currencies, particularly the euro and the pound sterling, caused a 1% increase in the Corporation's consolidated sales during 2002 over the prior year level.

Earnings
The Corporation reported consolidated operating income of $428.7 million on sales of $4,482.7 million in 2003, compared to operating income of $368.0 million on sales of $4,291.8 million in 2002 and to operating income of $238.3 million on sales of $4,139.9 million in 2001.
     Consolidated operating income for 2003, 2002, and 2001 included a pre-tax restructuring charge of $31.6 million, $46.6 million, and $99.7 million, respectively. Those 2003, 2002, and 2001 pre-tax charges were net of reversals of $13.2 million, $11.0 million, and $4.1 million, respectively, representing reversals of previously provided restructuring reserves as well as the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. Operating income for the year ended December 31, 2001, included goodwill amortization of $24.2 million. No goodwill amortization is included in the 2003 or 2002 results due to a change in accounting standards.
     Consolidated gross margin as a percentage of sales for 2003 was 35.6% as compared to 34.6% for 2002. The increase in gross margin in 2003 was attributable to several positive factors that included: (i) the positive effect of restructuring initiatives, (ii) higher productivity, including Six Sigma productivity initiatives, and (iii) favorable foreign currency exchange rates. These positive factors were partially offset by pricing actions taken by the Corporation in response to customer and competitive pressures and by lower production levels in 2003 as compared to 2002.
     Consolidated gross margin as a percentage of sales for 2002 was 34.6% as compared to 32.9% for 2001. The increase in gross margin in 2002 was attributable to several positive factors that included: (i) higher productivity, including Six Sigma productivity initiatives; (ii) higher production levels as the Corporation returned to more normal production levels in its power tools and accessories business in 2002, after lowering production levels in 2001 to reduce inventories; (iii) more favorable product mix; and (iv) savings associated with restructuring actions. These positive factors more than offset the cost of end-user promotional programs as well as pricing actions taken by the Corporation as a result of customer and competitive pressure.
     Consolidated selling, general, and administrative expenses as a percentage of sales were 25.3% in 2003, compared to 25.0% in 2002 and 24.8% in 2001. Selling, general, and administrative expenses increased by $63.7 million in 2003 over the 2002 level. The effects of foreign currency translation and acquired businesses accounted for $48.5 million and $13.3 million of the increase in selling, general, and administrative expenses, respectively. The Corporation recognized goodwill amortization of $24.2 million in 2001. There was no goodwill amortization recorded in 2003 or 2002. The increase in selling, general, and administrative expenses as a percentage of sales from 2002 to 2003 was primarily a result of higher marketing and promotional expenses, which were partially offset by lower selling, general, and administrative expenses, including expenses associated with legal and environmental matters. Selling, general, and administrative expenses for 2002 rose, as compared to 2001, as the Corporation increased its reserves for certain environmental remediation matters and recognized greater employee-related expenses. These items were partially offset by the impact of goodwill amortization in 2001.
     Consolidated net interest expense (interest expense less interest income) was $35.2 million in 2003, compared to $57.8 million in 2002 and $84.3 million in 2001. The lower net interest expense in 2003, as compared to 2002, and for 2002 compared to 2001 resulted from both lower borrowing levels and lower interest rates.
     Other expense was $2.6 million in 2003 compared to $4.8 million in 2002 and $8.2 million in 2001.
     Consolidated income tax expense of $103.7 million, $76.9 million, and $44.3 million was recognized on the Corporation's earnings from continuing operations before income taxes of $390.9 million, $305.4 million, and $145.8 million, for 2003, 2002, and 2001, respectively. The Corporation's effective tax rate was 27% for 2003, compared to an effective tax rate of 25% for 2002, and 30% for 2001. For 2003, tax benefits of $9.5 million were recognized on pre-tax restructuring and exit costs of $31.6 million, as compared to tax benefits of $17.4 million on pre-tax restructuring and exit costs of $46.6 million in the corresponding 2002 period, and a $29.1 million benefit on pre-tax restructuring and exit costs of $99.7 million in the corresponding 2001 period. The higher effective tax rate during the 2003 period, as compared to the 2002 period, reflects the effect of the lower effective tax rate associated with the 2003 restructuring charge. The lower effective tax rate during the 2002 period, as compared to the 2001 period, is primarily attributable to the amortization of non-deductible goodwill in 2001, offset by the effect of a higher effective tax rate associated with the 2001 restructuring charge. A further analysis of taxes on earnings is included in Note 11 of Notes to Consolidated Financial Statements.
     The Corporation reported net earnings of $293.0 million, $229.7 million, and $108.0 million, or $3.75, $2.84, and $1.33 per share on a diluted basis, for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in the Corporation's net earnings and earnings per share for the 2003 period, as compared to 2002, was partially attributable to the lower level of restructuring and exit costs recognized in the 2003 period. Net earnings for the year ended December 31, 2001, included $26.4 million of goodwill amortization, of which $24.2 million related to continuing operations and $2.2 million related to discontinued operations. No goodwill amortization is included in the 2003 or 2002 results due to a change in accounting standards. In addition to the impact of the operational matters, earnings per share for 2003, also benefited from lower shares outstanding.

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

POWER TOOLS AND ACCESSORIES
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

Year Ended December 31,                               2003       2002       2001
--------------------------------------------------------------------------------
Sales to unaffiliated
   customers                                      $3,114.9   $3,156.2   $3,059.5
Segment profit                                       350.9      354.7      250.9
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during 2003 decreased 1% from the 2002 level. In North America, sales of power tools and accessories during 2003 decreased at a low single-digit rate from the 2002 level due predominantly to a low single-digit decrease in sales of the consumer power tools and accessories business. Strength in the North American professional power tools and accessories business in the second half of the year nearly offset declines during the first sixth months of 2003. Sales of the consumer power tools and accessories business decreased at a low single-digit rate from the 2002 level, as a double-digit rate of growth in sales of outdoor products was more than offset by a double-digit decline in sales of home products and a low single-digit rate of decrease of sales of power tools and accessories as unfavorable price more than offset increased volume. Both the professional and consumer power tools and accessories businesses were negatively affected by customers' actions to manage inventory levels during 2003.
     Sales of power tools and accessories in Europe during 2003 decreased at a mid-single-digit rate from the 2002 level, as sales of professional power tools and accessories decreased at a low single-digit rate and sales of consumer power tools and accessories declined at a mid-single-digit rate. Sales were down across Europe and in most product lines as weak economic conditions persisted during 2003.
     Sales in other geographic areas increased at a high single-digit rate in 2003 over the 2002 level, as higher sales were achieved in professional power tools and accessories, consumer power tools and accessories, and home products. Increases in sales occurred throughout South and Central America, Asia, and Australia.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.3% for 2003 as compared to 11.2% for 2002. Gross margin as a percentage of sales improved slightly as the positive effects of productivity initiatives, restructuring actions, and foreign currency rates were offset by the negative effects of pricing actions, promotional activities, and lower production levels. During 2003, the Power Tools and Accessories segment reduced its production levels by approximately 10% from the 2002 levels. That reduction in production levels was primarily attributable to the efforts by the business to reduce its inventory levels. As of December 31, 2003, the Power Tools and Accessories segment decreased its total inventories, excluding the effects of foreign currency translation, by approximately 9% from 2002 year-end levels. That decrease was in comparison to an approximate 9% increase in total inventories, excluding the effects of foreign currency translation at December 31, 2002, over the 2001 year-end levels. Selling, general, and administrative expenses as a percentage of sales increased slightly during 2003 as compared to 2002 as promotional and marketing expenses increased.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during 2002 increased 3% over the 2001 level. In North America, sales of consumer power tools and accessories and sales of professional power tools and accessories grew at a mid-single-digit rate. The consumer business experienced double-digit rates of growth in sales of both its outdoor and home products lines and a low single-digit rate of growth in sales of consumer power tools. Both the consumer and professional businesses in North America benefited from promotional activities during 2002.
     Sales of power tools and accessories in Europe during 2002 decreased at a low single-digit rate from the 2001 level. That decrease resulted as a mid-single-digit rate of increase in sales of professional power tools and accessories was offset by a mid-single-digit rate of decline in sales of consumer products. Lower sales in Germany and the United Kingdom were partially offset by higher sales in most other European countries. The sales declines in Germany and the United Kingdom were mainly driven by lower sales of consumer products, due to the exit of the lawnmower product line in the United Kingdom and to the high level of private label Asian-sourced inventory held by retailers early in 2002.

     Sales in other geographic areas increased at a mid-single-digit rate in 2002 over the 2001 levels as sales of professional power tools and accessories and consumer power tools and accessories increased at a mid-single-digit rate.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.2% for 2002 compared to 8.2% in 2001. The increase in segment profit as a percentage of sales during 2002 was driven by higher gross margins and by slightly lower selling, general, and administrative expenses as a percentage of sales. The higher gross margins principally resulted from higher production levels in 2002 as compared to the lower levels experienced in the corresponding period in 2001 when the business took actions to reduce inventory levels, savings gained through Six Sigma initiatives and restructuring actions, more favorable product mix, and a decrease in warranty costs. Gross margins in 2001 were also depressed by price reductions taken by the business in order to reduce inventory levels. Segment profit as a percentage of sales during 2002 also increased due to the leverage of selling, general, and administrative expenses over the higher sales volume. Selling, general, and administrative expenses increased in 2002 over the 2001 levels due to increased marketing and promotional expenses and higher employee-related costs, which were partially offset by restructuring and other cost reduction initiatives.

HARDWARE AND HOME IMPROVEMENT
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

Year Ended December 31,                                   2003     2002     2001
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $715.7   $659.3   $658.3
Segment profit                                            92.8     47.4     47.8
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Hardware and Home Improvement segment in 2003 increased 9% over the 2002 level. This increase in sales was almost entirely due to the acquisition of Baldwin Hardware Corporation (Baldwin) and Weiser Lock Corporation (Weiser) from Masco Corporation early in the fourth quarter of 2003. A low single-digit increase in sales of the Kwikset security hardware business in North America was partially offset by a low single-digit decrease in sales of plumbing products.
     As a result of a line review in 2002, the Corporation's plumbing products business lost significant shelf space at The Home Depot stores in the central and eastern United States. That loss of shelf space at The Home Depot negatively impacted plumbing product sales in 2002 by approximately $22 million, but was partially offset in 2003 by an expansion of listings at Lowe's Home Improvement Warehouse (Lowe's) during the second quarter of 2003.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 13.0% for 2003 compared to 7.2% for 2002, mainly driven by improvements in gross margin as a percentage of sales. Productivity improvements and the results of restructuring actions were the primary factors that contributed to the increase in segment profit as a percentage of sales. The increase in segment profit as a percentage of sales due to gross margin improvements was slightly offset by a one-percentage-point increase in selling, general, and administrative expenses as a percentage of sales in 2003 as compared to the 2002 level due to higher sales-related expenses, including promotion, marketing, and salesmen's compensation. The acquisition of Baldwin and Weiser did not have a significant effect on segment profit during 2003.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment for 2002 approximated the 2001 level. Sales of security hardware in North America grew at a high single-digit rate over the 2001 level due primarily to the success of the brand and product repositioning introduced in North American home centers in late 2001 and to other customers in 2002. That increase was offset by a double-digit rate of decline in sales of plumbing products, due primarily to the effects of a loss of shelf space at The Home Depot and lower sales in non-home center channels.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined to 7.2% in 2002 from 7.3% in 2001. That decrease in segment profit as a percentage of sales was principally due to declines in gross margins which were only partially offset by lower selling, general, and administrative expenses as a percentage of sales. Those declines in gross margins resulted from lower production levels at North American security hardware and plumbing product plants, as those businesses took action to reduce inventory levels. In addition, gross margins were negatively impacted by costs related to restructuring activities in the plumbing products business. Lower selling, general, and administrative expenses as a percentage of sales for 2002 principally resulted from restructuring actions that were taken in 2001 to reduce headcount and reduced promotional spending.

FASTENING AND ASSEMBLY SYSTEMS
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

Year Ended December 31,                                   2003     2002     2001
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $514.2   $513.3   $489.5
Segment profit                                            73.9     74.7     71.0
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment during 2003 increased slightly over the 2002 level as a mid-single-digit rate of increase in sales in Europe and Asia was substantially offset by a mid-single-digit rate decrease in sales in North America.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 14.4% for 2003 as compared to 14.6% during 2002. That decline was due to lower production volumes, resulting from weak industrial demand and lower automotive production, that were substantially offset by productivity improvements.

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 5% in 2002 over 2001. Incremental sales associated with a distribution business acquired in April 2001 accounted for 2 percentage points of the 5% sales growth realized. A double-digit rate of increase in sales to automotive customers, including the effect of the business acquired in April 2001, was partially offset by a mid-single-digit rate of decline in sales to industrial customers, particularly in Europe.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 14.6% in 2002 approximated the 2001 level.

OTHER SEGMENT-RELATED MATTERS
As  more  fully  described  in  Note  17  of  Notes  to  Consolidated  Financial
Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in Item 7 under the caption "Financial Condition", the Corporation's expense recognized relating to its pension and other postretirement benefits plans in 2003 increased by approximately $32 million over the 2002 levels. The adjustment to businesses' postretirement benefit expense booked in consolidation as identified in the second table included in
Note 17 of Notes to Consolidated Financial Statements was income of $15.4 million and $38.3 million for the years ended December 31, 2003 and 2002, respectively. This decrease reflects the impact excluded from the Corporation's reportable business segments.
     Expenses  directly  related  to  reportable  business  segments  booked  in consolidation and, thus, excluded from segment profit for the reportable business segments were $15.0 million, $8.4 million, and $.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. The $15.0 million of segment-related expenses excluded from segment profit in 2003 principally related to restructuring-related expenses associated with the Power Tools and Accessories segment of approximately $9.1 million as well as certain reserves established relating to the Power Tools and Accessories segment and the Hardware and Home Improvement segment. The $8.4 million of segment-related expenses excluded from segment profit in 2002 principally related to reserves for employee-related matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments.
     Amounts allocated to reportable business segments in arriving at segment profit were less than Corporate center operating expenses, eliminations, and other amounts, as identified in the second table included in Note 17 of Notes to Consolidated Financial Statements, by $70.9 million, $86.9 million, and $48.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in these unallocated Corporate center operating expenses for 2003 as compared to 2002 was primarily due to lower medical-related expenses in 2003, reflecting the results of changes in plan design as well as higher expense allocations to the Corporation's business segments, and lower reserves for certain legal and environmental remediation matters established in 2003 as compared to 2002. The increase in these unallocated Corporate center operating expenses for 2002 as compared to 2001 was primarily due to an increase in reserves for certain environmental remediation matters and to higher employee-related expenses, including certain centrally managed expenses not allocated directly to the Corporation's business segments.
     As indicated above and in Note 17 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $31.6 million pre-tax restructuring charge recognized in 2003, $21.1 million related to the businesses in the Power Tools and Accessories segment, and $10.5 million related to the businesses in the Hardware and Home Improvement segment. Of the $46.6 million pre-tax restructuring charge recognized in 2002, $26.3 million related to the businesses in the Power Tools and Accessories segment, and $20.3 million related to the businesses in the
Hardware and Home Improvement segment. Of the $99.7 million pre-tax restructuring charge recognized in 2001, $81.4 million related to the businesses in the Power Tools and Accessories segment, $17.4 million related to the businesses in the Hardware and Home Improvement segment, and $.9 million related to the businesses in the Fastening and Assembly Systems segment.

DISCONTINUED OPERATIONS
The European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, is reflected as discontinued operations in the Consolidated Financial Statements included in Item 8 of Part II of this report. As such, the operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the Corporation's continuing operations. In January 2004, the Corporation completed the sale of two European security hardware businesses, NEMEF and Corbin, for an aggregate price of $80 million, subject to post-closing adjustments.
     Net earnings of the discontinued European security hardware business were $5.8 million ($.07 per share on a diluted basis) for the year ended December 31, 2003, $1.2 million ($.01 per share on a diluted basis) for the year ended December 31, 2002, and $6.5 million ($.08 per share on a diluted basis) for the year ended December 31, 2001. Earnings from discontinued operations include pre-tax restructuring (reversals) charges of $(.6) million, $4.1 million, and $.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Restructuring Actions
The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2003, is included in Note 19 of Notes to Consolidated Financial Statements.

     During the fourth quarter of 2001, the Corporation formulated a restructuring plan designed to reduce its manufacturing footprint, variable production costs, and selling, general, and administrative expenses. The Corporation initially anticipated that the cost of the total restructuring plan
- expected to be completed over a two- to three-year period - would be $190 million. The $20.0 million charge recognized by the Corporation during 2003 represented the final pre-tax charge associated with this restructuring plan. That amount, coupled with restructuring charges recognized in connection with this plan in 2002 and 2001, brought the total pre-tax restructuring charge under this plan to $170.5 million. That $170.5 million charge includes $3.6 million relating to the Corporation's European security hardware business that is reflected as discontinued operations. The following discussion excludes the restructuring actions relating to the European security hardware business. Earnings from discontinued operations include pre-tax restructuring (reversals) charges of $(.6) million, $4.1 million and $.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.
     During 2001, the Corporation commenced the first phase of that restructuring plan and recorded a pre-tax restructuring charge of $99.7 million. That $99.7 million charge was net of $4.1 million of reversals of previously provided restructuring reserves that were no longer required. During 2002, the Corporation continued to execute its restructuring plans and recorded a pre-tax restructuring charge of $46.6 million. That $46.6 million charge was net of $8.3 million of reversals of previously provided restructuring reserves that were no longer required and $2.7 million, representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.
     During 2003, the Corporation commenced the final phase of its restructuring plan and recorded a pre-tax restructuring charge associated with that plan of $20.6 million. That $20.6 million charge was net of $9.6 million of reversals of previously provided restructuring reserves that were no longer required and $3.6 million, representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. In addition, during the fourth quarter of 2003 the Corporation recorded a pre-tax restructuring charge of $11.0 million associated with the closure of a manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser.
     The $20.6 million pre-tax restructuring charge recognized in 2003 reflects actions relating to the Power Tools and Accessories segment to reduce its manufacturing cost base as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions. Actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States and the transfer of certain additional power tool production from a facility in the United States to a low-cost facility in Mexico. The 2003 restructuring charge provided for actions to reduce selling, general, and administrative expenses, principally in Europe, and to a lesser extent in the United States, principally reducing headcount.
     The $46.6 million pre-tax restructuring charge recognized in 2002 reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. Actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States, the closure of an
accessories   packaging  facility  in  England,  and  the  transfer  of  certain additional power tool production from a facility in England to a low-cost facility in the Czech Republic. Actions to reduce the Corporation's manufacturing cost base in the Hardware and Home Improvement segment include the closure of a security hardware facility in the United States. The 2002 restructuring charge also includes pension curtailment losses stemming from headcount reductions associated with the restructuring actions.
     The $99.7 million pre-tax restructuring charge recognized in 2001 reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses throughout all of its businesses. Actions to reduce the Corporation's manufacturing cost base included the closure of two facilities in the Power Tools and Accessories segment in the United States as well as the closure by the Hardware and Home Improvement segment of a plumbing products facility in the United States. In addition, actions associated with the 2001 restructuring charge included the transfer of certain production and service operations in the Power Tools and Accessories and Hardware and Home Improvement segments from facilities in the United States and England to low-cost facilities in Mexico and China and to a new low-cost facility in the Czech Republic. In addition to these changes to the Corporation's manufacturing footprint, the 2001 restructuring plan also provided for the outsourcing of certain manufactured items. The 2001 restructuring charge provided for actions to reduce selling, general, and administrative expenses, principally in the United States and Europe, including consolidation of certain distribution locations and other administrative functions, as well as reductions in selling and administrative headcount.
     As indicated in Note 19 of Notes to Consolidated Financial Statements, the severance benefits accrual, included in the $31.6 million, $46.6 million, and $99.7 million pre-tax restructuring charges taken in 2003, 2002, and 2001, respectively, related to the elimination of approximately 5,200 positions in high-cost manufacturing locations and in certain administrative positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 4,500 replacement positions will be filled, yielding a net total of 700 positions eliminated as a result of the 2003, 2002, and 2001 restructuring actions.

     The Corporation anticipates that the execution of the restructuring actions associated with the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001 will be completed during 2004. The Corporation anticipates that the closure of the manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser will be completed during 2005.
     Given the nature and duration of this restructuring plan, the timing of the actions is subject to varying degrees of estimation associated with key assumptions, such as actual timing of execution, general economic conditions, and other variables.
     In addition to the recognition of restructuring and exit costs, the Corporation also recognizes related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under generally accepted accounting principles (restructuring-related expenses). Those restructuring-related expenses include items - directly related to the underlying restructuring actions - that benefit ongoing operations, such as costs associated with the transfer of equipment. Operating results for the year ended December 31, 2003 and 2002, included $25.0 million and $17.0 million, respectively, of restructuring-related expenses.
     The Corporation realized benefits of approximately $50 million and $25 million in 2003 and 2002, respectively, net of restructuring-related expenses. Those benefits resulted in a reduction in cost of goods sold of approximately $39 million and $10 million in 2003 and 2002, respectively, and a reduction in selling, general, and administrative expenses of approximately $11 million and $15 million in 2003 and 2002, respectively. The Corporation expects that incremental pre-tax savings associated with the restructuring plan that was formulated in the fourth quarter of 2001 will benefit 2004 and 2005 results, by $45 million and $10 million, respectively, net of restructuring-related expenses. The Corporation expects that those incremental pre-tax savings in 2004 and 2005 will benefit cost of goods sold and selling, general, and administrative expenses in approximately the same ratio as experienced in 2003. The Corporation expects that pre-tax savings associated with the restructuring actions associated with the integration of Baldwin and Weiser into its existing security hardware business will benefit 2005 and 2006 results by approximately $10 million and $25 million respectively, net of restructuring-related expenses. The restructuring-related expense associated with these integration plans will have an adverse pre-tax impact of approximately $15 million in 2004. Ultimate savings realized from restructuring actions may be mitigated by such factors as continued economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.
     As previously indicated, the pre-tax restructuring charges recognized in 2003, 2002, and 2001 of $31.6 million, $46.6 million, and $99.7 million, respectively, were net of reversals in 2003, 2002, and 2001 of previously provided restructuring reserves that were no longer required and proceeds received in excess of the adjusted carrying value of long-lived assets in the aggregate of $13.2 million, $11.0 million, and $4.1 million, respectively. Adjustments to the severance component of restructuring reserves previously established related to: (i) actual attrition factors that differed from those initially estimated; (ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and (iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. During 2003, 2002, and 2001, none of the adjustments to the severance obligations recorded in connection with restructuring actions was individually significant. Adjustments to the asset write-down component of restructuring reserves previously established related to the receipt of proceeds in excess of adjusted carrying values of fixed assets that were disposed of in connection with the restructuring actions. Adjustments to the other charge component of restructuring reserves previously established principally related to settlement of operating lease commitments at amounts less than initially estimated or the Corporation's ability to sublease certain facilities exited as part of the restructuring actions.
     Asset write-downs taken as part of the 2003 and 2002 restructuring charge included land, buildings, and manufacturing equipment. Asset write-downs taken as part of the 2001 restructuring charge principally related to manufacturing equipment. The carrying values of land and buildings to be sold were written down to their estimated fair values, generally based upon third party offers, less disposal costs. The carrying values of manufacturing equipment and furniture and fixtures were written down to their fair value based upon estimated salvage values, which generally were negligible, less disposal cost.
     In addition to the previously discussed restructuring actions, prior to the date of the acquisition of Baldwin and Weiser and during the fourth quarter of 2003, the Corporation identified opportunities to restructure these businesses as well as to integrate these businesses into the existing security hardware business included in the Corporation's Hardware and Home Improvement segment. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired businesses of $8.9 million. These actions principally reflect severance benefits associated with administrative and manufacturing actions related to the acquired businesses, including the closure of an acquired administration and distribution facility. The Corporation anticipates that these restructuring actions will be completed in 2004.

Hedging Activities
The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the euro, pound sterling, Canadian dollar, Swedish krona, Japanese yen, Chinese renminbi, Australian dollar, Mexican peso, Czech koruna, and Brazilian real. Through its foreign currency activities, the Corporation seeks to reduce the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.
     On January 1, 2002, the twelve participating member countries of the European Monetary Union canceled their respective legacy currencies which were replaced by the euro as legal tender. The Corporation believes that the introduction of the euro has resulted in increased competitive pressures in continental Europe due to the heightened transparency of intra-European pricing structures.
     From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.
     Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders' equity. During 2003, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders' equity, increased stockholders' equity by $98.4 million compared to an increase of $60.2 million in 2002.
     As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the cash flows of its indebtedness, through the use of interest rate swap agreements.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 47% at December 31, 2003, compared to 52% at December 31, 2002, and 51% at December 31, 2001. At December 31, 2003, average debt maturity was 8.8 years compared to 7.2 years at December 31, 2002, and 7.9 years at December 31, 2001.

INTEREST RATE SENSITIVITY
The following table provides information as of December 31, 2003, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 2003.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

                                                                                                                         FAIR VALUE
                                                                                                                          (ASSETS)/
(U.S. Dollars in Millions)                2004       2005       2006       2007       2008    THEREAFTER       TOTAL    LIABILITIES
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings
Variable rate (other currencies)         $  .1     $   --     $   --     $   --      $  --        $   --      $   .1         $   .1
   Average interest rate                  2.73%                                                                 2.73%
Long-term debt
Fixed rate (U.S. dollars)                $  .4     $   .4     $154.9     $150.0      $  --        $550.0      $855.7         $965.1
   Average interest rate                  7.00%      7.00%      7.00%      6.55%                    7.11%       6.99%
Other long-term liabilities
Fixed rate (U.S. dollars)                $  --     $188.0     $   --     $   --      $  --        $   --      $188.0         $202.6
   Average interest rate                             5.69%                                                      5.69%

INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)                $  --     $188.0     $125.0     $ 75.0      $  --        $200.0      $588.0         $(54.3)
   Average pay rate (a)
   Average receive rate                              6.49%      6.03%      5.93%                    5.52%       5.99%
------------------------------------------------------------------------------------------------------------------------------------

(a) The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount which matures in 2007 and thereafter and is based upon 3-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY
As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2003, the Corporation has hedged a portion of its 2004 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2004 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar and a uniform 10% weakening in the value of the United States dollar. The larger loss computed was that under an assumed uniform 10% strengthening of the United States dollar, which the Corporation estimated would have the effect of reducing gross profits for 2004 by approximately $17 million. A uniform 10% weakening in the value of the United States dollar would have the effect of increasing gross profits.
     In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 2003, inherent in the foreign exchange hedging portfolio at December 31, 2003.

Critical Accounting Policies
The Corporation's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
     The Corporation believes that of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.
     As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $771.7 million at December 31, 2003. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation's customer base, or a material negative change in its relationships with significant customers.
     Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Corporation considers current market conditions, including interest rates, in making these assumptions. The Corporation develops the discount rates by considering the yields available on high-quality fixed income investments with long-term maturities corresponding to the related benefit obligation. The Corporation lowered its discount rate for United States defined benefit pension plans from 6.75% in 2002 to 6.00% in 2003. As discussed further in Note 12 of Notes to Consolidated Financial Statements, the Corporation develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Corporation lowered its expected long-term rate of return assumption for United States defined benefit pension plans from 9.0% in 2003 to 8.75% in 2004.
     The  Corporation  believes  that  the  assumptions  used  are  appropriate;
however, differences in actual experience or changes in the assumptions may materially affect the Corporation's financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the market-related value of assets. The Corporation's aggregate market-related value of assets exceeded the fair value of plan assets by approximately $260 million as of the 2003 measurement date. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Also, gains and losses resulting from changes in assumptions and from differences between assumptions and actual experience (except those differences being amortized to the market-related value of assets) are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Corporation expects that its pension and other postretirement benefit costs in 2004 will exceed the costs recognized in 2003 by approximately $25 million. This increase is principally attributable to two factors--a reduction in the market-related value of pension plan assets, as compared to the prior year, and the effect of amortization of certain actuarial losses.

     As more fully described in Note 19 of Notes to Consolidated Financial Statements, the Corporation recognized pre-tax restructuring charges of $31.6 million, $46.6 million, and $99.7 million during 2003, 2002, and 2001, respectively. Those pre-tax restructuring charges in 2003, 2002, and 2001 were net of reversals of previously established pre-tax restructuring reserves and proceeds received in excess of the adjusted carrying value of long-lived assets in the aggregate of $13.2 million, $11.0 million, and $4.1 million, respectively. The related restructuring reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. The Corporation reassesses the reserve requirements to complete each individual plan within the restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from the estimates used to establish the restructuring reserves. At December 31, 2003, the Corporation had liabilities established in conjunction with its restructuring activities that totaled $43.7 million.
     As more fully described in Item 3 of this report, the Corporation is subject to various legal proceedings and claims, including those with respect to environmental matters, the outcomes of which are subject to significant uncertainty. The Corporation evaluates, among other factors, the degree of probability of an unfavorable outcome, the ability to make a reasonable estimate of the amount of loss, and in certain instances, the ability of other parties to share costs. Also, in accordance with accounting principles generally accepted in the United States when a range of probable loss exists, the Corporation accrues at the low end of the range when no other more likely amount exists. Unanticipated events or changes in these factors may require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not probable. Selling, general, and administrative expenses in 2002 increased by approximately $23.8 million over the prior year level due to increased environmental and legal expenses associated with changes in various factors related to matters for which reserves had previously been established as well as to matters which arose during 2002.
     Further, as indicated in Note 20 of Notes to Consolidated Financial Statements, insurance recoveries for environmental and certain general liability claims have not been recognized until realized. Any insurance recoveries, if realized in future periods, could have a favorable impact on the Corporation's financial condition or results of operations in the periods realized.
     The Corporation is also subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. During 2004, the Corporation expects that taxing authorities may complete tax audits currently underway in two significant countries. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact the Corporation's financial statements.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (I.R.S.) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the I.R.S. consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns. The Corporation intends to vigorously dispute the position taken by the I.R.S. in this matter. The Corporation has provided adequate reserves in the event that the I.R.S. prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the I.R.S. prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $140 million. The Corporation believes that any such cash outflow is unlikely to occur until some time after 2004.

Impact of New Accounting Standards
As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation has not yet adopted the Financial Accounting Standards Board Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Financial Condition
Operating activities generated cash of $570.6 million for the year ended December 31, 2003, compared to $451.6 million of cash generated for the year ended December 31, 2002. Cash flow from operating activities included cash flow from discontinued operations of $8.7 million, $13.3 million, and $10.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in cash provided by operating activities in 2003 over the 2002 levels was primarily the result of lower inventory levels and higher earnings. The favorable factors were partially offset by higher trade receivables associated with increased sales in 2003 as compared to 2002.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2003, approximated the number of days sales outstanding as of December 31, 2002. Average inventory turns during 2003 approximated the 2002 level.

     Investing activities for the year ended December 31, 2003, used cash of $368.1 million compared to $90.6 million of cash used in 2002. The increase in cash used in investing activities was primarily the result of the $275.0 million payment to Masco Corporation for the acquisition of Baldwin and Weiser and related transaction costs. The Corporation anticipates that its capital spending in 2004 will approximate $125 million.
     In January 2004, the Corporation sold two of its European security hardware businesses for approximately $80 million. The third and last European security hardware business is expected to be sold during 2004 for approximately $28 million.
     Investing activities for the year ended December 31, 2001, included a payment of $30.5 million in connection with the April 30, 2001, acquisition of the automotive division of Bamal Corporation.
     Financing activities used cash of $425.7 million in 2003, compared to cash used of $102.0 million in 2002. The increase in cash used in financing activities was primarily the result of higher payments on long-term debt, including $309.5 million of debt that was repaid on April 1, 2003, and cash used for stock repurchases during the 2003 period.
     During 2003 and 2002, the Corporation repurchased 2,011,570 and 1,008,101 shares of its common stock at an aggregate cost of $77.5 million and $43.1 million, respectively. During 2001, the Corporation repurchased 525,050 shares of its common stock at an aggregate cost of $25.5 million upon the termination of its equity forward purchase agreements, as more fully described in Note 14 of Notes to Consolidated Financial Statements, and also repurchased 1,085,000 shares of its common stock at an aggregate cost of $33.5 million. The Corporation implemented its share repurchase program based upon the belief that its shares were undervalued and to manage share growth resulting from option exercises.
     At December 31, 2003, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 2,911,595 shares of its common stock.
     During the fourth quarter of 2003, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.21 per share of the
Corporation's outstanding common stock payable during the fourth quarter of 2003. This amount represents a 75% increase over the $.12 quarterly dividend paid by the Corporation since 1996. Future dividends will depend on the Corporation's earnings, financial condition, and other factors.
     As discussed further in Note 12 of Notes to Consolidated Financial Statements, in accordance with Statement of Financial Accounting Standard (SFAS) No. 87, Employer's Accounting for Pensions, the Corporation has recorded a minimum pension liability adjustment at December 31, 2003 as a charge to stockholders' equity of $404.5 million, net of tax. That charge to stockholders' equity did not impact the Corporation's compliance with covenants under its borrowing agreements or cash flow. The Corporation's expense recognized relating to its pension and other postretirement benefit plans increased by approximately $32 million in 2003 over the 2002 levels. The Corporation anticipates that the expense recognized relating to its pension and other postretirement benefit plans in 2004 will increase by approximately $25 million over the 2003 levels. That increase is partially attributable to the amortization of previously unrecognized actuarial losses that gave rise to the minimum liability adjustment. As discussed further in Note 12 of Notes to Consolidated Financial Statements, the Corporation does not anticipate that the funding requirements relating to the pension benefit plans in 2004 will be material.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (I.R.S.) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the I.R.S. consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns. The Corporation intends to vigorously dispute the position taken by the I.R.S. in this matter. The Corporation has provided adequate reserves in the event that the I.R.S. prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the I.R.S. prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $140 million. The Corporation believes that any such cash outflow is unlikely to occur until some time after 2004.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the restructuring actions previously described. For amounts available at December 31, 2003, under the Corporation's revolving credit facilities and under short-term borrowing facilities, see Note 7 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use internally generated funds and to borrow under its existing and future unsecured revolving credit facilities or under short-term borrowing facilities. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

     The following table provides a summary of the Corporation's contractual obligations by due date (in millions of dollars). The Corporation's short-term borrowings, long-term debt, other long-term obligations, and lease commitments are more fully described in Notes 7, 8, 13, and 18, respectively, of Notes to Consolidated Financial Statements.

                                                PAYMENTS DUE BY PERIOD
                                ------------------------------------------------
                                LESS THAN   1 to 3   3 to 5     AFTER
                                   1 YEAR    YEARS    YEARS   5 YEARS      TOTAL
--------------------------------------------------------------------------------
Short-term borrowings (a)(b)       $   .1   $   --   $   --    $   --   $     .1
Long-term debt                         .4    155.3    150.0     550.0      855.7
Operating leases                     59.0     84.7     40.0      26.2      209.9
Purchase obligations (c)            217.4     40.7      1.0        .3      259.4
Other long-term obligations            --    188.0       --        --      188.0
--------------------------------------------------------------------------------
Total contractual
   cash obligations (d)            $276.9   $468.7   $191.0    $576.5   $1,513.1
================================================================================
(a) As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation has a $1.0 billion credit facility that matures in April 2006 and a $500.0 million commercial paper program. While no borrowings were outstanding under these facilities at December 31, 2003, the Corporation had borrowings outstanding under these facilities during 2003 and anticipates that borrowings will occur in 2004. The Corporation's average borrowing outstanding under these facilities during 2003 was $414.8 million.
(b) As described in Note 7 of Notes to Consolidated Financial Statements, certain subsidiaries of the Corporation outside of the United States have uncommitted lines of credit of $285.0 million at December 31, 2003. These uncommitted lines of credit do not have termination dates and are reviewed periodically.
(c) The Corporation enters into contractual arrangements that result in its obligation to make future payments, including purchase obligations. The Corporation enters into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw material, components, and sourced products, sponsorship arrangements, and arrangements for other services.
(d) The Corporation anticipates that funding of its pension and postretirement benefit plans in 2004 will approximate $25 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Corporation has not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption "Hedging Activities" and in Item 8 of this report in Notes 1 and 9 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings
   - years ended December 31, 2003, 2002, and 2001.

Consolidated Balance Sheet
   - December 31, 2003 and 2002.

Consolidated Statement of Stockholders' Equity
   - years ended December 31, 2003, 2002, and 2001.

Consolidated Statement of Cash Flows
   - years ended December 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

                       CONSOLIDATED STATEMENT OF EARNINGS
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                   (Dollars in Millions Except Per Share Data)

Year Ended December 31,                                                                     2003              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
SALES                                                                                   $4,482.7          $4,291.8         $4,139.9
   Cost of goods sold                                                                    2,887.1           2,805.6          2,776.6
   Selling, general, and administrative expenses                                         1,135.3           1,071.6          1,025.3
   Restructuring and exit costs                                                             31.6              46.6             99.7
------------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                           428.7             368.0            238.3
   Interest expense (net of interest income of
      $25.5 for 2003, $26.5 for 2002, and $34.7 for 2001)                                   35.2              57.8             84.3
   Other expense                                                                             2.6               4.8              8.2
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                                     390.9             305.4            145.8
   Income taxes                                                                            103.7              76.9             44.3
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS FROM CONTINUING OPERATIONS                                                    287.2             228.5            101.5
   Earnings of discontinued operations (net of income taxes
      of $3.5 for 2003, $.8 for 2002, and $3.0 for 2001)                                     5.8               1.2              6.5
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                            $  293.0          $  229.7         $  108.0
====================================================================================================================================


BASIC EARNINGS PER COMMON SHARE
   Continuing operations                                                                $   3.69          $   2.85         $   1.26
   Discontinued operations                                                                   .07               .01              .08
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE -- BASIC                                                  $   3.76          $   2.86         $   1.34
====================================================================================================================================
DILUTED EARNINGS PER COMMON SHARE
   Continuing operations                                                                $   3.68          $   2.83         $   1.25
   Discontinued operations                                                                   .07               .01              .08
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE --
   ASSUMING DILUTION                                                                    $   3.75          $   2.84         $   1.33
====================================================================================================================================
See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                              (Millions of Dollars)

December 31,                                                                                2003              2002
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                               $  308.2          $  517.1
Trade receivables, less allowances of $47.4 for 2003 and $46.3 for 2002                    808.6             715.5
Inventories                                                                                709.9             725.7
Current assets of discontinued operations                                                  160.2              38.0
Other current assets                                                                       216.1             197.6
-------------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                                                  2,203.0           2,193.9
-------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT                                                             660.2             629.6
GOODWILL                                                                                   771.7             658.4
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                                   --              99.7
OTHER ASSETS                                                                               587.6             548.9
-------------------------------------------------------------------------------------------------------------------
                                                                                        $4,222.5          $4,130.5
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                                                   $     .1          $    4.6
Current maturities of long-term debt                                                          .4             312.0
Trade accounts payable                                                                     379.8             336.2
Current liabilities of discontinued operations                                              38.0              18.8
Other accrued liabilities                                                                  893.8             781.8
-------------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                                             1,312.1           1,453.4
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                             915.6             927.6
DEFERRED INCOME TAXES                                                                      179.8             211.3
POSTRETIREMENT BENEFITS                                                                    451.9             395.7
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                                              --              14.4
OTHER LONG-TERM LIABILITIES                                                                516.6             528.5
STOCKHOLDERS' EQUITY
Common stock (outstanding: December 31, 2003 -- 77,933,464 shares;
   December 31, 2002 -- 79,604,786 shares)                                                  39.0              39.8
Capital in excess of par value                                                             486.7             550.1
Retained earnings                                                                          773.0             524.3
Accumulated other comprehensive income (loss)                                             (452.2)           (514.6)
-------------------------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                                              846.5             599.6
-------------------------------------------------------------------------------------------------------------------
                                                                                        $4,222.5          $4,130.5
===================================================================================================================
See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                   (Dollars in Millions Except Per Share Data)

                                                                                                         Accumulated
                                                         Outstanding           Capital in                      Other          Total
                                                              Common     Par    Excess of   Retained   Comprehensive  Stockholders'
                                                              Shares   Value    Par Value   Earnings   Income (Loss)         Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                              80,343,094   $40.2       $560.0     $264.0         $(171.8)       $ 692.4
Comprehensive income (loss):
   Net earnings                                                   --      --           --      108.0              --          108.0
   Cumulative effect of accounting change (net of tax)            --      --           --         --             (.7)           (.7)
   Net loss on derivative instruments (net of tax)                --      --           --         --             (.2)           (.2)
   Minimum pension liability adjustment (net of tax)              --      --           --         --             1.7            1.7
   Foreign currency translation adjustments,
      less effect of hedging activities (net of tax)              --      --           --         --           (17.7)         (17.7)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                              --      --           --      108.0           (16.9)          91.1
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock ($.48 per share)                   --      --           --      (38.8)             --          (38.8)
Purchase and retirement of common stock                   (1,085,000)    (.6)       (32.9)        --              --          (33.5)
Common stock retired under equity forwards                  (765,326)    (.4)          --         --              --            (.4)
Common stock issued under employee benefit plans           1,336,873      .7         39.5         --              --           40.2
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                              79,829,641    39.9        566.6      333.2          (188.7)         751.0
Comprehensive income (loss):
   Net earnings                                                   --      --           --      229.7              --          229.7
   Net loss on derivative instruments (net of tax)                --      --           --         --           (16.4)         (16.4)
   Minimum pension liability adjustment (net of tax)              --      --           --         --          (369.7)        (369.7)
   Foreign currency translation adjustments,
      less effect of hedging activities (net of tax)              --      --           --         --            60.2           60.2
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                       --      --           --      229.7          (325.9)         (96.2)
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock ($.48 per share)                   --      --           --      (38.6)             --          (38.6)
Purchase and retirement of common stock                   (1,008,101)    (.5)       (42.6)        --              --          (43.1)
Common stock issued under employee benefit plans             783,246      .4         26.1         --              --           26.5
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                              79,604,786    39.8        550.1      524.3          (514.6)         599.6
Comprehensive income (loss):
   Net earnings                                                   --      --           --      293.0              --          293.0
   Net loss on derivative instruments (net of tax)                --      --           --         --           (15.8)         (15.8)
   Minimum pension liability adjustment (net of tax)              --      --           --         --           (20.2)         (20.2)
   Foreign currency translation adjustments,
      less effect of hedging activities (net of tax)              --      --           --         --            98.4           98.4
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                              --      --           --      293.0            62.4          355.4
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common stock ($.57 per share)                   --      --           --      (44.3)             --          (44.3)
Purchase and retirement of common stock                   (2,011,570)   (1.0)       (76.5)        --              --          (77.5)
Common stock issued under employee benefit plans             340,248      .2         13.1         --              --           13.3
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                              77,933,464   $39.0       $486.7     $773.0         $(452.2)       $ 846.5
====================================================================================================================================
See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                              (Millions of Dollars)

Year Ended December 31,                                                                     2003              2002             2001
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                            $  293.0          $  229.7          $ 108.0
Adjustments to reconcile net earnings to cash flow
   from operating activities:
   Non-cash charges and credits:
      Depreciation and amortization                                                        133.4             122.4            152.3
      Restructuring and exit costs                                                          31.6              46.6             99.7
      Other                                                                                 (8.1)             (8.6)            (4.4)
   Earnings of discontinued operations                                                      (5.8)             (1.2)            (6.5)
   Changes in selected working capital items
      (net of assets and liabilities of acquired businesses):
      Trade receivables                                                                     (6.4)             13.1             69.0
      Inventories                                                                           94.2             (10.0)           128.0
      Trade accounts payable                                                                21.0              18.9            (53.5)
   Restructuring spending                                                                  (40.4)            (36.9)           (24.9)
   Other assets and liabilities                                                             49.4              64.3            (98.8)
------------------------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES
      OF CONTINUING OPERATIONS                                                             561.9             438.3            368.9
   CASH FLOW FROM OPERATING ACTIVITIES
      OF DISCONTINUED OPERATIONS                                                             8.7              13.3             10.7
------------------------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM OPERATING ACTIVITIES                                                     570.6             451.6            379.6
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from disposal of assets                                                            15.0               4.6             12.3
Capital expenditures                                                                      (102.5)            (94.3)          (131.4)
Purchase of businesses, including transaction costs                                       (277.6)               --            (30.5)
Investing activities of discontinued operations                                             (3.3)             (2.3)            (3.4)
Other investing activities                                                                    .3               1.4               --
------------------------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM INVESTING ACTIVITIES                                                    (368.1)            (90.6)          (153.0)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net decrease in short-term borrowings                                                       (4.9)             (7.2)          (390.0)
Proceeds from long-term debt (net of debt issue cost of $3.1 in 2001)                         --                --            393.8
Payments on long-term debt                                                                (310.6)            (33.9)           (48.6)
Purchase of common stock                                                                   (77.5)            (43.1)           (59.0)
Issuance of common stock                                                                    11.6              20.8             27.9
Cash dividends                                                                             (44.3)            (38.6)           (38.8)
------------------------------------------------------------------------------------------------------------------------------------
   CASH FLOW FROM FINANCING ACTIVITIES                                                    (425.7)           (102.0)          (114.7)
Effect of exchange rate changes on cash                                                     14.3              13.6             (2.4)
------------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (208.9)            272.6            109.5
Cash and cash equivalents at beginning of year                                             517.1             244.5            135.0
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $  308.2          $  517.1         $  244.5
====================================================================================================================================
See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

NOTE 1: SUMMARY OF ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2003.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition: Revenue from sales of products is recognized when title passes, which principally occurs upon shipment but also, to a lesser extent, occurs upon delivery.

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

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2003, approximately 25% of the Corporation's trade receivables were due from two large home improvement retailers.
     The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

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

Goodwill and Other Intangible Assets: Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives.
     The changes in the carrying amount of goodwill for the year ended December 31, 2003, by segment in millions of dollars, are as follows:

                                               POWER      HARDWARE    FASTENING
                                             TOOLS &        & HOME   & ASSEMBLY
                                         ACCESSORIES   IMPROVEMENT      SYSTEMS
--------------------------------------------------------------------------------
Goodwill at January 1                          $25.8        $363.9       $268.7
Acquisitions                                      --          94.4           --
Currency translation
   adjustment                                     --            .3         18.6
--------------------------------------------------------------------------------
Goodwill at December 31                        $25.8        $458.6       $287.3
================================================================================
     The Corporation assesses the fair value of its reporting units for its goodwill impairment tests based upon a discounted cash flow methodology. Those estimated future cash flows - which are based upon historical results and current projections - are discounted at a rate corresponding to a "market" rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. The Corporation would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit's recorded goodwill exceeded the implied fair value of goodwill.
     As of January 1, 2002, the Corporation performed the first of the required impairment tests of goodwill. Additionally, the Corporation performed its annual impairment test in the fourth quarters of 2003 and 2002. No impairment was present upon performing these impairment tests. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation's customer base, or a material negative change in its relationships with significant customers.
     The Corporation recognized goodwill amortization of $26.4 million in 2001, of which $24.2 million related to continuing operations and $2.2 million related to discontinued operations. Net earnings from continuing operations for the year ended December 31, 2001, excluding goodwill amortization, would have been $125.7 million. Basic and diluted earnings per share from continuing operations for the year ended December 31, 2001, excluding goodwill amortization, would have been $1.56 and $1.55, respectively. Net earnings for the year ended December 31, 2001, excluding goodwill amortization, would have been $134.4 million. Basic and diluted earnings per share for the year ended December 31, 2001, excluding goodwill amortization, would have been $1.67 and $1.66, respectively.

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

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $100.4 million in 2003, $94.3 million in 2002, and $96.6 million in 2001.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $229.4 million in 2003, $218.1 million in 2002, and $209.4 million in 2001. Freight charged to customers is recorded as revenue.

Advertising and Promotion: Effective January 1, 2002, the Corporation adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of EITF 01-9, the Corporation was required to classify certain payments to its customers as a reduction of sales. The Corporation previously classified certain of these payments as promotion expense, a component of selling, general, and administrative expenses in the Consolidated Statement of Earnings. Upon the adoption of EITF 01-9, prior period amounts were reclassified and resulted in a reduction of sales (and an offsetting reduction of selling expenses) of $87.5 million in 2001.
     Advertising and promotion expense, which is expensed as incurred, was $154.0 million in 2003, $134.6 million in 2002, and $132.9 million in 2001.

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

Postretirement Benefits: Pension plans, which cover substantially all of the Corporation's employees in North America, Europe, and the United Kingdom, consist primarily of non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.
     Certain employees are covered by defined contribution plans. The Corporation's contributions to these plans are based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis.
     In addition to pension benefits, certain postretirement medical, dental, and life insurance benefits are provided, principally to most United States employees. Retirees in other countries generally are covered by government-sponsored programs.
     The Corporation uses the corridor approach in the valuation of defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for retired participants, the average remaining life expectancy.

Derivative Financial Instruments: Effective January 1, 2001, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires that the Corporation recognize all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. At the time of its adoption of SFAS No. 133 on January 1, 2001, the Corporation recognized an after-tax reduction of $.7 million to other comprehensive income (loss), a component of stockholders' equity, as a cumulative effect adjustment.
     The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 10 countries, the Corporation also is exposed to risks arising from changes in foreign currency rates. The Corporation uses derivatives principally in the management of interest rate and foreign currency exposure. It does not utilize derivatives that contain leverage features. On the date on which the Corporation enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Corporation measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.
     For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately. For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss is reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment to the extent the derivative is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

Foreign Currency Management: The fair value of foreign currency-related derivatives are generally included in the Consolidated Balance Sheet in other current assets and other accrued liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of goods sold to match the underlying transaction being hedged. Realized and unrealized gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) until the underlying transaction is recognized in earnings.
     The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency-denominated assets and liabilities is reported in cost of goods sold, selling, general, and administrative expenses, or other expense (income), depending on the nature of the assets or liabilities being hedged. The amounts deferred in accumulated other comprehensive income
(loss) associated with these instruments generally relate to foreign currency spot-rate to forward-rate differentials and are recognized in earnings over the term of the hedge. The discount or premium relating to cash flow hedges associated with foreign currency-denominated assets and liabilities is recognized in net interest expense over the life of the hedge.

Stock-Based Compensation: As described in Note 16, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
     A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the years ended December 31, 2003, 2002, and 2001, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

(Dollars in Millions
Except Per Share Data)                               2003       2002       2001
--------------------------------------------------------------------------------
Net earnings                                       $293.0     $229.7     $108.0
Adjustment to net earnings for:
   Stock-based compensation
     expense (income) included
     in net earnings, net of tax                      2.6         --       (2.3)
   Pro forma stock-based
     compensation (expense),
     net of tax                                     (19.3)     (18.5)     (13.8)
--------------------------------------------------------------------------------
Pro forma net earnings                             $276.3     $211.2     $ 91.9
================================================================================
Pro forma net earnings
   per common share -- basic                       $ 3.55     $ 2.63     $ 1.14
================================================================================
Pro forma net earnings
   per common share --
   assuming dilution                               $ 3.55     $ 2.62     $ 1.13
================================================================================

New Accounting Pronouncements: On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As provided under FSP No. FAS 106-1, the Corporation elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued or until a significant event occurs that ordinarily would call for the remeasurement of the postretirement benefit plan's obligations. The accrued benefit obligation and the net periodic postretirement benefit cost included in the consolidated financial statements do not reflect the effects of the Act on the Corporation's postretirement benefit plan.

NOTE 2: ACQUISITIONS
On September 30, 2003, the Corporation acquired Baldwin Hardware Corporation (Baldwin) and Weiser Lock Corporation (Weiser) from Masco Corporation for $277.6 million in cash, including transaction costs of $2.6 million. Baldwin is a leading provider of architectural and decorative products for the home. Weiser is a manufacturer of locksets and decorative exterior hardware and accessories. These additions to the Corporation's security hardware business, a component of its Hardware and Home Improvement segment, will be integrated into the existing security hardware business and will allow the Corporation to offer its customers a broader range of styles and price points.
     This transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly, the financial position and results of operations have been included in the Corporation's operations since the date of acquisition.
     The Corporation has not yet obtained all information, including, but not limited to, environmental studies and finalization of independent appraisals, required to complete the purchase price allocation related to the acquisition. The final allocation will be completed in 2004 and is not expected to have a material impact on the Corporation's financial position or results of operations. The initial purchase price allocation of the acquired businesses based on independent appraisals and management's estimates at the date of acquisition, in millions of dollars, is as follows:

--------------------------------------------------------------------------------
Accounts receivable                                                      $ 38.3
Inventories                                                                38.6
Property and equipment                                                     63.1
Goodwill                                                                   94.4
Intangible assets                                                          76.3
Other current and long-term assets                                         10.5
--------------------------------------------------------------------------------
   Total assets acquired                                                  321.2
--------------------------------------------------------------------------------
Accounts payable and accrued liabilities                                   41.0
Other liabilities                                                           2.6
--------------------------------------------------------------------------------
   Total liabilities                                                       43.6
--------------------------------------------------------------------------------
Fair value of net assets acquired                                        $277.6
================================================================================
     The preliminary allocation of the purchase price resulted in the recognition of $94.4 million of goodwill primarily related to the anticipated future earnings and cash flows of Baldwin and Weiser, including the estimated effects of the integration of these businesses into the Corporation's existing security hardware business. The transaction also generated approximately $76.3 million in intangible assets of which $71.9 million were indefinite-lived intangible assets related to trademarks and tradenames and $4.4 million related to finite-lived intangible assets that will be amortized over a period of 10 years. The Corporation believes that the entire amount of intangible assets and goodwill recognized will be deductible for income tax purposes.
     Prior to the date of the acquisition of Baldwin and Weiser and during the fourth quarter of 2003, the Corporation identified opportunities to restructure these businesses as well as to integrate these businesses into its existing security hardware business. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired businesses of $8.9 million. These actions principally reflect severance benefits associated with administrative and manufacturing actions related to the acquired businesses, including the closure of an acquired administration and distribution facility. These restructuring actions will commence in 2004, and the Corporation expects the actions to be completed by the end of 2004. In addition, as more fully described in Note 19, during the fourth quarter of 2003, the Corporation recorded a pre-tax restructuring charge of $11.0 million relating to the closure of a manufacturing facility in its Kwikset business, a pre-existing component of its Hardware and Home Improvement segment.

NOTE 3: DISCONTINUED OPERATIONS
As of December 31, 2003, the Corporation met the requirements to classify its European security hardware business as discontinued operations. The European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, was previously included in the Corporation's Hardware and Home Improvement segment. In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses to Assa Abloy for an aggregate sales price of $80.0 million, subject to post-closing adjustments. Also, in January 2004, the Corporation signed an agreement with Assa Abloy to sell its remaining European security hardware business, DOM, for $28.0 million. That sale is subject to regulatory approval. The Corporation's sale of its European security hardware business in 2004 is expected to result in a net gain.
     The European security hardware business discussed above is reported as discontinued operations in the consolidated financial statements and all prior periods presented have been adjusted to reflect this presentation. Sales and earnings before income taxes of the discontinued operations for each year, in millions of dollars, were as follows:

                                                       2003      2002      2001
--------------------------------------------------------------------------------
Sales                                                $119.3    $102.2    $105.7
Earnings before income taxes                            9.3       2.0       9.5
--------------------------------------------------------------------------------
     The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

     The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each year, in millions of dollars, were as follows:

                                                                 2003      2002
--------------------------------------------------------------------------------
Trade receivables, less allowances                             $ 16.1    $ 13.5
Inventories                                                      28.4      23.2
Property, plant, and equipment                                   27.9      26.3
Goodwill                                                         82.7      70.7
Other assets                                                      5.1       4.0
--------------------------------------------------------------------------------
   Total assets                                                 160.2     137.7
--------------------------------------------------------------------------------
Trade accounts payable                                            8.5       7.0
Other accrued liabilities                                        11.5      11.8
Postretirement benefits and
    other long-term liabilities                                  18.0      14.4
--------------------------------------------------------------------------------
Total liabilities                                                38.0      33.2
--------------------------------------------------------------------------------
Net assets                                                     $122.2    $104.5
================================================================================

NOTE 4: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:

                                                                 2003      2002
--------------------------------------------------------------------------------
FIFO cost
Raw materials and work-in-process                              $186.3    $170.3
Finished products                                               510.3     546.5
--------------------------------------------------------------------------------
                                                                696.6     716.8
Adjustment to arrive at
   LIFO inventory value                                          13.3       8.9
--------------------------------------------------------------------------------
                                                               $709.9    $725.7
================================================================================
     The cost of United States inventories stated under the LIFO method was approximately 43% and 52% of the value of total inventories at December 31, 2003 and 2002, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

                                                                 2003      2002
--------------------------------------------------------------------------------
Property, plant, and equipment at cost:
Land and improvements                                        $   50.0  $   46.4
Buildings                                                       268.8     260.5
Machinery and equipment                                       1,234.6   1,185.3
--------------------------------------------------------------------------------
                                                              1,553.4   1,492.2
Less accumulated depreciation                                   893.2     862.6
--------------------------------------------------------------------------------
                                                             $  660.2  $  629.6
================================================================================

NOTE 6: OTHER ACCRUED LIABILITIES
Other accrued liabilities at the end of each year, in millions of dollars, included the following:

                                                                 2003      2002
--------------------------------------------------------------------------------
Salaries and wages                                             $103.4    $ 82.5
Employee benefits                                               130.3     107.2
Trade discounts and allowances                                  149.8     121.6
Advertising and promotion                                        74.7      62.9
Income taxes, including deferred taxes                           39.4      21.7
Accruals related to restructuring actions                        43.7      56.0
Warranty                                                         40.4      41.8
All other                                                       312.1     288.1
--------------------------------------------------------------------------------
                                                               $893.8    $781.8
================================================================================
     All other at December 31, 2003 and 2002, consisted primarily of accruals for foreign currency derivatives, interest, insurance, and taxes other than income taxes.
     The following provides information with respect to the Corporation's warranty accrual, in millions of dollars:

                                                                 2003      2002
--------------------------------------------------------------------------------
Warranty reserve at January 1                                  $ 41.8    $ 38.6
Accruals for warranties issued during
   the period and changes in estimates
   related to pre-existing warranties                            80.4      94.9
Settlements made                                                (85.5)    (94.0)
Additions due to acquisitions                                      .8        --
Currency translation adjustments                                  2.9       2.3
--------------------------------------------------------------------------------
Warranty reserve at December 31                                $ 40.4    $ 41.8
================================================================================

NOTE 7: SHORT-TERM BORROWINGS
Short-term borrowings in the amounts of $.1 million and $4.6 million at December 31, 2003 and 2002, respectively, consisted primarily of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 2.7% and 3.4% at December 31, 2003 and 2002, respectively.
   In November 2002, the Corporation entered into a $500 million agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue.
     In April 2001, the Corporation replaced an expiring $1.0 billion former unsecured revolving credit facility, which consisted of two individual facilities, with a $1.0 billion unsecured revolving credit facility that expires in April 2006 and a $400.0 million 364-day unsecured revolving credit facility (collectively, the Credit Facilities). In April 2002, the Corporation entered into a $250 million 364-day unsecured revolving credit facility (the 364-day Credit Facility) replacing its expiring $400 million 364-day unsecured revolving credit facility. The Corporation reduced the borrowing availability under the 364-day Credit Facility based upon its anticipated short-term financing needs. In April 2003, the Corporation elected not to renew the 364-day Credit Facility, again, based upon its anticipated short-term financing needs. The amount available for borrowing under the $1.0 billion unsecured revolving credit facility (the Credit Facility) at December 31, 2003, was $1.0 billion.
     While no amounts were outstanding under the Corporation's unsecured revolving credit facilities or commercial paper program at December 31, 2003 or 2002, average borrowings outstanding under these facilities during 2003 and 2002 were $414.8 million and $429.9 million, respectively.
     Under the Credit Facilities, the Corporation has the option of borrowing at the London Interbank Offered Rate (LIBOR) plus a specified percentage, or at other variable rates set forth therein. The Credit Facilities provide that the interest rate margin over LIBOR, initially set at .475% and .500%, respectively, for each of the two individual facilities, will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Credit

Facilities provided for an interest rate margin over LIBOR of .475% during 2003, 2002, and 2001. That interest rate margin will increase (by a maximum amount of ..525%) or decrease (by a maximum amount of .220%) based upon changes in the ratings of the Corporation's long-term senior unsecured debt. In addition to the interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facilities, the Corporation is required to pay an annual facility fee to each bank, equal to .150% and .125%, respectively, of the amount of each bank's commitment, whether used or unused. The Corporation is also required to pay a utilization fee under the Credit Facilities equal to ..125%, applied to the outstanding balance when borrowings under the respective facility exceeds 50% of the facility. The Credit Facilities provide that both the facility fee and the utilization fee will increase or decrease based upon changes in the ratings of the Corporation's senior unsecured debt.
     The Credit  Facility  includes  various  customary  covenants.  Some of the covenants limit the ability of the Corporation or its subsidiaries to pledge assets or incur liens on assets. Other covenants require the Corporation to maintain a specified interest coverage ratio and certain cash flow to fixed expense coverage ratios. As of December 31, 2003, the Corporation was in compliance with all terms and conditions of the Credit Facility.
     Under the terms of uncommitted lines of credit at December 31, 2003, certain subsidiaries outside of the United States may borrow up to an additional $285.0 million on such terms as may be mutually agreed. These arrangements do
not  have  termination  dates  and  are  reviewed   periodically.   No  material
compensating balances are required or maintained.

NOTE 8: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

                                                                 2003      2002
--------------------------------------------------------------------------------
7.50% notes due 2003                                          $    --   $ 309.5
7.0% notes due 2006                                             154.6     154.6
6.55% notes due 2007                                            150.0     150.0
7.125% notes due 2011
   (including discount of
   $2.3 in 2003 and $2.6 in 2002)                               397.7     397.4
7.05% notes due 2028                                            150.0     150.0
Other loans due through 2007                                      1.1       2.2
Fair value hedging adjustment                                    62.6      75.9
Less current maturities of long-term debt                         (.4)   (312.0)
--------------------------------------------------------------------------------
                                                              $ 915.6   $ 927.6
================================================================================
     As more fully described in Note 9, at December 31, 2003 and 2002, the carrying amount of long-term debt and current maturities thereof includes $62.6 million and $75.9 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swaps agreements.
     Indebtedness of subsidiaries in the aggregate principal amounts of $301.3 million and $306.9 million were included in the Consolidated Balance Sheet at December 31, 2003 and 2002, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
     Principal payments on long-term debt obligations due over the next four years are as follows: $.4 million in 2004, $.4 million in 2005, $154.9 million in 2006, and $150.0 million in 2007. There are no principal payments due in 2008. Interest payments on all indebtedness were $80.3 million in 2003, $100.8 million in 2002, and $122.2 million in 2001.

NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 10 countries, the Corporation also is exposed to risks arising from changes in foreign exchange rates.

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

Interest Rate Risk Management: The Corporation manages its interest rate risk, primarily through the use of interest rate swap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. The Corporation may, based upon its assessment of the future interest rate environment, elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the future cash flows associated with its indebtedness, through the use of interest rate swaps.
     The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments.
     The Corporation's portfolio of interest rate swap instruments at December 31, 2003 and 2002, consisted of $588.0 million notional and $788.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.99% and 6.01%, respectively. The basis of the variable rate paid is LIBOR.
     Credit exposure on the Corporation's interest rate derivatives at December 31, 2003 and 2002, was $54.3 million and $85.0 million, respectively. Deferred gains on the early termination of interest rate swaps were $30.2 million and $19.2 million at December 31, 2003 and 2002.

Foreign Currency Management: The Corporation enters into various foreign currency contracts in managing its foreign currency exchange risk. Generally, the foreign currency contracts have maturity dates of less than twenty-four months. The contractual amounts of foreign currency derivatives, principally forward exchange contracts and purchased options, generally are exchanged by the counterparties. The Corporation's foreign currency derivatives are designated to, and generally are denominated in the currencies of, the underlying exposures. To minimize the volatility of reported equity, the Corporation may hedge, on a limited basis, a portion of its net investment in subsidiaries located outside the United States through the use of foreign currency forward contracts and purchased foreign currency options.
     The Corporation seeks to minimize its foreign currency cash flow risk and hedges its foreign currency transaction exposures (that is, currency exposures related to assets and liabilities) as well as certain forecasted foreign currency exposures. Hedges of forecasted foreign currency exposures principally relate to the cash flow risk relating to the sales of products manufactured or purchased in a currency different from that of the selling subsidiary. The Corporation hedges its foreign currency cash flow risk through the use of forward exchange contracts and, to a small extent, options. Some of the forward exchange contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges also are used to mitigate transaction and forecasted exposures. The Corporation also responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2003 and 2002, in millions of dollars, including details by major currency as of December 31, 2003. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

As of December 31, 2003                                         BUY        SELL
--------------------------------------------------------------------------------
United States dollar                                       $1,090.8   $(1,106.0)
Pound sterling                                                883.3      (202.1)
Euro                                                          512.4      (952.4)
Canadian dollar                                                30.0      (100.3)
Australian dollar                                              41.9       (75.2)
Czech koruna                                                   64.2       (13.1)
Japanese yen                                                     --       (54.4)
Swedish krona                                                  41.2       (83.0)
Danish krone                                                     .4       (46.2)
Other                                                          18.4       (77.6)
--------------------------------------------------------------------------------
Total                                                      $2,682.6   $(2,710.3)
================================================================================

As of December 31, 2002
--------------------------------------------------------------------------------
Total                                                      $2,128.4   $(2,144.9)
================================================================================
     No purchased options to buy or sell currencies were outstanding at December 31, 2003.
     Credit exposure on foreign currency derivatives as of December 31, 2003 and 2002, was $10.9 million and $6.6 million, respectively.
     Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation's cash flow hedges that were recorded to earnings during 2003 and 2002 were not significant.
     Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2003, that are expected to be reclassified into earnings during 2004 represent an after-tax loss of $24.5 million. The amount expected to be reclassified into earnings in the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amount that is ultimately reclassified into earnings may differ materially.

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

Assets (Liabilities)                                       CARRYING        FAIR
As of December 31, 2003                                      AMOUNT       VALUE
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                           $(915.6)    $(964.7)
   Other long-term liabilities                               (202.6)     (202.6)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                                    38.4        38.4
   Other long-term liabilities
     Assets                                                    15.9        15.9
   Foreign Currency
     Assets                                                    10.9        10.9
     Liabilities                                              (43.0)      (43.0)
--------------------------------------------------------------------------------

Assets (Liabilities)                                       CARRYING        FAIR
As of December 31, 2002                                      AMOUNT       VALUE
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                           $(927.6)    $(965.8)
   Other long-term liabilities                               (208.4)     (208.4)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                                    63.8        63.8
   Other long-term liabilities
     Assets                                                    21.2        21.2
   Foreign Currency
     Assets                                                     6.6         6.6
     Liabilities                                              (21.1)      (21.1)
--------------------------------------------------------------------------------

NOTE 11: INCOME TAXES
Earnings from continuing operations before income taxes for each year, in millions of dollars, were as follows:

                                                     2003       2002       2001
--------------------------------------------------------------------------------
United States                                      $189.5     $186.2     $ 93.0
Other countries                                     201.4      119.2       52.8
--------------------------------------------------------------------------------
                                                   $390.9     $305.4     $145.8
================================================================================
     Significant components of income taxes (benefits) from continuing operations for each year, in millions of dollars, were as follows:

                                                     2003       2002       2001
--------------------------------------------------------------------------------
Current:
   United States                                   $ 69.0     $ 58.7     $ 26.8
   Other countries                                   23.6       13.7       15.6
--------------------------------------------------------------------------------
                                                     92.6       72.4       42.4
--------------------------------------------------------------------------------
Deferred:
   United States                                     (6.5)       3.8       16.1
   Other countries                                   17.6         .7      (14.2)
--------------------------------------------------------------------------------
                                                     11.1        4.5        1.9
--------------------------------------------------------------------------------
                                                   $103.7     $ 76.9     $ 44.3
================================================================================
     Income tax expense recorded directly as an adjustment to equity as a result of hedging activities was not significant in 2003, 2002, and 2001. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $1.3 million, $5.4 million, and $8.8 million in 2003, 2002, and 2001, respectively.
     Income tax payments were $82.0 million in 2003, $47.0 million in 2002, and $74.3 million in 2001.
     Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

                                                                2003       2002
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                              $ (15.4)   $  (8.1)
   Employee and postretirement benefits                       (164.8)    (189.8)
   Other                                                        (5.6)     (18.2)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                (185.8)    (216.1)
--------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                                      109.2      110.2
   Tax credit and capital loss
     carryforwards                                              57.8       82.4
   Postretirement benefits                                     135.9      123.8
   Other                                                       113.6      109.1
--------------------------------------------------------------------------------
Gross deferred tax assets                                      416.5      425.5
--------------------------------------------------------------------------------
Deferred tax asset valuation allowance                         (99.9)     (86.8)
--------------------------------------------------------------------------------
Net deferred tax assets                                      $ 130.8    $ 122.6
================================================================================
     Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other accrued liabilities, and deferred income taxes.
     During the year ended December 31, 2003, the deferred tax asset valuation allowance increased by $13.1 million. The increase was principally the result of tax losses generated by a subsidiary that cannot be utilized in the consolidated United States tax return.
     Tax basis carryforwards at December 31, 2003, consisted of net operating losses expiring from 2004 to 2009.
     At December 31, 2003, unremitted earnings of subsidiaries outside of the United States were approximately $1.4 billion, on which no United States taxes had been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, both from continuing operations, in millions of dollars, is as follows:

                                                     2003       2002       2001
--------------------------------------------------------------------------------
Income taxes at federal
   statutory rate                                  $136.8     $106.9     $ 51.0
Lower effective taxes on
   earnings in other countries                      (40.4)     (31.9)     (16.0)
Amortization of goodwill                               --         --        8.1
Other -- net                                          7.3        1.9        1.2
--------------------------------------------------------------------------------
Income taxes                                       $103.7     $ 76.9     $ 44.3
================================================================================

Note 12: POSTRETIREMENT BENEFITS
The following table sets forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars. The Corporation uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans. Defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

                                                                                                                     OTHER
                                                         PENSION BENEFITS           PENSION BENEFITS             POSTRETIREMENT
                                                            PLANS IN THE           PLANS OUTSIDE OF THE             BENEFITS
                                                           UNITED STATES               UNITED STATES               ALL PLANS
                                                      ------------------------------------------------------------------------------
                                                         2003          2002          2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $ 895.5       $ 810.7       $ 500.7       $ 399.7       $ 162.1       $ 158.2
Service cost                                             15.5          15.0          10.9          11.0            .9           1.2
Interest cost                                            58.4          56.7          27.6          24.2          10.7          10.8
Plan participants' contributions                           --            --           1.9           1.9           7.8           4.3
Actuarial (gains) losses                                 40.4          72.1          58.5          33.8          (3.7)         10.1
Foreign currency exchange rate changes                     --            --          54.2          50.8            .8            .1
Benefits paid                                           (60.5)        (60.3)        (25.0)        (22.1)        (20.9)        (22.6)
Plan amendments                                            .6           1.3           3.8           1.4            --            --
Curtailments                                             (7.1)           --            --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       942.8         895.5         632.6         500.7         157.7         162.1
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          717.8         836.7         319.1         340.5            --            --
Actual return on plan assets                            131.9         (54.1)         43.8         (36.6)           --            --
Expenses                                                 (6.9)         (7.4)          (.7)          (.7)           --            --
Benefits paid                                           (60.5)        (60.3)        (24.3)        (21.4)        (20.9)        (22.6)
Employer contributions                                    3.1           2.9           6.1           2.9          13.1          18.3
Contributions by plan participants                         --            --           1.9           1.9           7.8           4.3
Effects of currency exchange rates                         --            --          29.4          32.5            --            --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                785.4         717.8         375.3         319.1            --            --
------------------------------------------------------------------------------------------------------------------------------------
Funded status                                          (157.4)       (177.7)       (257.3)       (181.6)       (157.7)       (162.1)
Unrecognized net actuarial loss                         442.4         456.2         269.8         207.3          37.0          43.1
Unrecognized prior service cost                           5.3           6.0          10.6           9.7          (7.0)         (9.2)
Unrecognized net obligation (asset)
   at date of adoption                                     --            --            --            .3            --            --
Contributions subsequent to measurement date               --            --           2.0            .7            --            --
------------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                        $ 290.3       $ 284.5       $  25.1       $  36.4       $(127.7)      $(128.2)
====================================================================================================================================
AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                                  $  42.2       $  36.7       $    --       $    --       $    --       $    --
Accrued benefit cost                                   (132.9)       (140.9)       (214.8)       (152.0)       (127.7)       (128.2)
Intangible asset                                          5.1           5.8          10.8          10.0            --            --
Accumulated other comprehensive income                  375.9         382.9         229.1         178.4            --            --
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                 $ 290.3       $ 284.5       $  25.1       $  36.4       $(127.7)      $(128.2)
====================================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS
   USED TO DETERMINE
   BENEFIT OBLIGATIONS
   AS OF MEASUREMENT DATE
Discount rate                                            6.00%         6.75%         5.40%         5.60%         6.25%         7.00%
Rate of compensation increase                            4.00%         4.50%         3.40%         3.90%           --            --
====================================================================================================================================

     The allocation, by asset category, of assets of defined benefit pension plans in the United States at December 31, 2003 and 2002, respectively, were equity securities - 69% and 59%; fixed income securities - 28% and 38%; and alternative investments - 3% and 3%. At December 31, 2003, the Corporation's targeted allocation, by asset category, of assets of defined benefit pension plans in the United States is equity securities - 65% (comprised of 50% U.S. and 15% non-U.S. equities); fixed income securities - 30%; and alternative investments - 5%. To the extent that the actual allocation of plan assets differs from the targeted allocation by more than 5% for any category, plan assets are re-balanced within three months. Assets of defined benefit pension plans outside of the United States consist principally of investments in equity securities, fixed income securities, and alternative investments. The Corporation establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied.
     The funded status of the Corporation's defined benefit pension plans at December 31, 2003, reflects the effects of negative returns experienced in the global capital markets over the past several years and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation of certain plans in the United States and outside of the United States exceeded the fair value of plan assets. As required by accounting principles generally accepted in the United States, the Corporation reflected a minimum pension liability of approximately $605.0 million in the Consolidated Balance Sheet at December 31, 2003.
     The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year, in millions of dollars, follows:

                                                                  PENSION BENEFITS                  PENSION BENEFITS
                                                                    PLANS IN THE                  PLANS OUTSIDE OF THE
                                                                    UNITED STATES                     UNITED STATES
                                                              ----------------------------------------------------------------------
                                                                2003            2002               2003            2002
------------------------------------------------------------------------------------------------------------------------------------
All defined benefit plans:
   Accumulated benefit obligation                             $895.0          $841.2             $590.9          $468.2
Unfunded defined benefit plans:
   Projected benefit obligation                                 66.2            56.3               89.7            72.9
   Accumulated benefit obligation                               62.7            52.0               83.5            65.8
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
   Projected benefit obligation                                899.4           858.6              632.6           500.7
   Accumulated benefit obligation                              851.7           806.6              590.9           468.2
   Fair value of plan assets                                   719.5           665.9              375.3           319.1
------------------------------------------------------------------------------------------------------------------------------------

   The net periodic (benefit) cost related to the defined benefit pension plans included the following components, in millions of dollars:

                                                                PENSION BENEFITS                          PENSION BENEFITS
                                                           PLANS IN THE UNITED STATES            PLANS OUTSIDE OF THE UNITED STATES
                                                       -----------------------------------------------------------------------------
                                                         2003          2002          2001          2003          2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 16.5       $  15.8        $ 15.3        $ 13.8        $ 11.0        $ 10.7
Interest cost                                            58.4          56.7          54.4          27.5          24.2          22.8
Expected return on plan assets                          (87.1)        (94.3)        (91.1)        (31.8)        (30.8)        (29.0)
Amortization of the unrecognized
   transition obligation or asset                          --            --            .3            .1          (1.2)         (1.5)
Amortization of prior service cost                        1.2           1.1           1.1           1.4           2.3           2.2
Curtailment/settlement loss                                .9           1.1            --            .1           7.6           1.6
Amortization of net actuarial loss                        7.6            .8            .9           4.7            .7           1.2
------------------------------------------------------------------------------------------------------------------------------------
Net periodic (benefit) cost                            $ (2.5)       $(18.8)       $(19.1)       $ 15.8        $ 13.8         $ 8.0
====================================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS
   USED IN DETERMINING NET
   PERIODIC (BENEFIT) COST FOR YEAR:
Discount rate                                            6.75%         7.25%         7.50%         5.50%         6.10%         6.00%
Expected return on plan assets                           9.00%         9.50%         9.50%         7.75%         8.00%         8.00%
Rate of compensation increase                            4.00%         4.50%         5.00%         3.90%         3.90%         3.90%
====================================================================================================================================

     The net periodic cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

                                                     2003       2002       2001
--------------------------------------------------------------------------------
Service cost                                        $  .9      $ 1.2      $ 1.1
Interest cost                                        10.7       10.8       10.5
Amortization of
   prior service cost                                (2.2)      (8.3)      (8.3)
Amortization of
   net actuarial gain                                 2.0        1.4         --
--------------------------------------------------------------------------------
Net periodic cost                                   $11.4      $ 5.1      $ 3.3
================================================================================
Weighted-average discount rate
   used in determining net
   periodic cost for year                            7.00%      7.25%      7.50%
================================================================================
     The health care cost trend rate used to determine the postretirement benefit obligation was 11.0% for 2003. This rate decreases gradually to an ultimate rate of 5.0% in 2009, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

One-Percentage-Point                                     INCREASE     (DECREASE)
--------------------------------------------------------------------------------
Effect on total of service and
   interest cost components                                  $ .6         $ (.6)
Effect on postretirement
   benefit obligation                                         9.1          (9.0)
--------------------------------------------------------------------------------
     In 2004, the Corporation expects to make cash contributions of approximately $12 million to its defined benefit pension plans. In addition, the Corporation expects to continue to make contributions in 2004 sufficient to fund benefits paid under its other postretirement benefit plans during that year, net of contributions by plan participants. Such contributions totaled $13.1 million in 2003. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits.
     Expense for defined contribution plans amounted to $10.4 million, $9.2 million, and $8.9 million in 2003, 2002, and 2001, respectively.

NOTE 13: OTHER LONG-TERM LIABILITIES
In December 2000, a subsidiary of the Corporation issued preferred shares to private investors. The preferred shares are redeemable in five years, although redemption may be accelerated under certain conditions, principally related to changes in tax laws. Holders of the subsidiary's preferred shares are entitled to annual cash dividends of $10.7 million. Included in other long-term liabilities in the Consolidated Balance Sheet at December 31, 2003 and 2002, is $202.6 million and $208.4 million, respectively, related to those preferred shares. The carrying value of the subsidiary's preferred shares at December 31, 2003 and 2002 includes the effect of the fair value of the interest rate swap agreement related to this obligation.
     Upon adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, the Corporation determined that the subsidiary identified in the preceding paragraph represented a variable interest entity and that the Corporation was not the primary beneficiary. That subsidiary was formed in 2000 in order to provide financing to the Corporation through the issuance of the redeemable preferred shares previously described. The Corporation's obligation for the subsidiary's redeemable preferred shares is fully reflected in other long-term liabilities. The Corporation does not believe that it has any additional exposure to loss as a result of its involvement with the subsidiary.
     Other expense in the Consolidated Statement of Earnings for the years ended December 31, 2003 and 2002, included $5.4 million and $10.7 million, respectively, of dividends related to those preferred shares. Upon the
Corporation's adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in July 2003, $5.3 million of dividends on those preferred shares were classified as interest expense.
     At December 31, 2003 and 2002, other long-term liabilities included a reserve of $224.4 million and $235.9 million, respectively, associated with various tax matters in a number of jurisdictions.

NOTE 14: STOCKHOLDERS' EQUITY
The Corporation repurchased 2,011,570, 1,008,101, and 1,085,000 shares of its common stock during 2003, 2002, and 2001 at an aggregate cost of $77.5 million, $43.1 million, and $33.5 million, respectively.
     During 1999, the Corporation executed two agreements (the Agreements) under which the Corporation could enter into forward purchase contracts on its common stock. The Agreements provided the Corporation with two purchase alternatives: a standard forward purchase contract and a forward purchase contract subject to a cap (a capped forward contract). The settlement methods generally available under the Agreements, at the Corporation's option, were net settlement, either in cash or in shares, or physical settlement.
     During 2001, the Corporation terminated the capped forward contracts and standard forward purchase contracts, electing full physical settlement through its purchase of the final 525,050 shares subject to the Agreements for $25.5 million. Previously during 2001, the Corporation had received 240,276 shares of its common stock through net share settlements under the Agreements.

   SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Accumulated other comprehensive income (loss) at the end of each year, in millions of dollars, included the following:

                                                                 2003      2002
--------------------------------------------------------------------------------
Foreign currency translation adjustment                       $ (14.6)  $(123.7)
Net loss on derivative instruments,
   net of tax                                                   (33.1)    (17.3)
Minimum pension liability adjustment,
   net of tax                                                  (404.5)   (373.6)
--------------------------------------------------------------------------------
                                                              $(452.2)  $(514.6)
================================================================================
     The Corporation has designated certain intercompany loans as long-term investments in certain foreign subsidiaries. Net translation gains associated with these designated intercompany loans in the amount of $25.9 million and $1.5 million were recorded in the foreign currency translation adjustment, in 2003 and 2002, respectively.
     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustments as of December 31, 2003 and 2002, are net of taxes of $200.5 million and $187.7 million, respectively.

NOTE 15: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each year were as follows:

(Amounts in Millions
Except Per Share Data)                               2003       2002       2001
--------------------------------------------------------------------------------
Numerator:
   Net earnings from
     continuing operations                         $287.2     $228.5     $101.5
   Net earnings of
     discontinued operations                          5.8        1.2        6.5
--------------------------------------------------------------------------------
   Net earnings                                    $293.0     $229.7     $108.0
================================================================================
Denominator:
   Denominator for basic
     earnings per share --
     weighted-average shares                         77.9       80.4       80.7
   Employee stock options and
     stock issuable under
     employee benefit plans                            .3         .5         .4
--------------------------------------------------------------------------------
   Denominator for diluted
     earnings per share --
     adjusted weighted-
     average shares and
     assumed conversions                             78.2       80.9       81.1
================================================================================
Basic earnings per share
   Continuing operations                           $ 3.69     $ 2.85     $ 1.26
   Discontinued operations                            .07        .01        .08
--------------------------------------------------------------------------------
Basic earnings per share                           $ 3.76     $ 2.86     $ 1.34
================================================================================
Diluted earnings per share
   Continuing operations                           $ 3.68     $ 2.83     $ 1.25
   Discontinued operations                            .07        .01        .08
--------------------------------------------------------------------------------
Diluted earnings per share                         $ 3.75     $ 2.84     $ 1.33
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

                                                     2003       2002       2001
--------------------------------------------------------------------------------
Number of options
   (in millions)                                      6.5        4.4        6.9
Weighted-average
   exercise price                                  $47.36     $49.47     $46.15
--------------------------------------------------------------------------------

NOTE 16: STOCK-BASED COMPENSATION
The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided in Note 1 as required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
     APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
     Under various stock option plans, options to purchase common stock may be granted until 2013. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 2003, 10,353,413 non-qualified stock options were outstanding under domestic plans. There were 4,500 stock options outstanding under the United Kingdom plan.

     Under all plans, there were 4,613,902 shares of common stock reserved for future grants as of December 31, 2003. Transactions are summarized as follows:

                                                                      WEIGHTED-
                                                                        AVERAGE
                                                            STOCK      EXERCISE
                                                          OPTIONS         PRICE
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                        9,557,125        $40.42
Granted                                                 1,276,450         34.01
Exercised                                               1,263,275         21.57
Forfeited                                                 482,814         44.71
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                        9,087,486         41.91
Granted                                                 1,279,300         48.13
Exercised                                                 773,297         26.91
Forfeited                                                 213,075         45.17
--------------------------------------------------------------------------------
Outstanding at December 31, 2002                        9,380,414         43.92
Granted                                                 1,417,850         39.73
Exercised                                                 321,938         35.08
Forfeited                                                 118,413         45.77
--------------------------------------------------------------------------------
Outstanding at December 31, 2003                       10,357,913        $43.60
================================================================================
Shares exercisable at
   December 31, 2001                                    3,201,321        $39.85
================================================================================
Shares exercisable at
   December 31, 2002                                    3,780,183        $44.35
================================================================================
Shares exercisable at
   December 31, 2003                                    6,406,323        $44.83
================================================================================

     Exercise prices for options outstanding as of December 31, 2003, ranged from $23.00 to $61.00. The following table provides certain information with respect to stock options outstanding at December 31, 2003:
                                                                      WEIGHTED-
                                                        WEIGHTED-       AVERAGE
                                              STOCK       AVERAGE     REMAINING
Range of                                    OPTIONS      EXERCISE   CONTRACTUAL
Exercise Prices                         OUTSTANDING         PRICE          LIFE
--------------------------------------------------------------------------------
Under $34.50                              1,066,675        $30.20           6.2
$34.50-$51.75                             7,759,276         43.40           6.9
Over $51.75                               1,531,962         53.95           5.1
--------------------------------------------------------------------------------
                                         10,357,913        $43.60           6.6
================================================================================
     The following table provides certain information with respect to stock options exercisable at December 31, 2003:
                                              STOCK                   WEIGHTED-
Range of                                    OPTIONS                     AVERAGE
Exercise Prices                         EXERCISABLE              EXERCISE PRICE
--------------------------------------------------------------------------------
Under $34.50                                667,675                      $30.26
$34.50-$51.75                             4,206,686                       43.82
Over $51.75                               1,531,962                       53.95
--------------------------------------------------------------------------------
                                          6,406,323                      $44.83
================================================================================
     In electing to continue to follow APBO No. 25 for expense recognition purposes, the Corporation is obliged to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including, if materially different from reported results, disclosure of pro forma net earnings and earnings per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123. Those pro forma disclosures are included in Note 1 under the caption, "Stock-Based Compensation."
     The weighted-average fair values at date of grant for options granted during 2003, 2002, and 2001 were $13.31, $18.17, and $11.96, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                 2003         2002         2001
--------------------------------------------------------------------------------
Expected life in years                            6.3          6.3          6.2
Interest rate                                    3.38%        4.91%        4.70%
Volatility                                       32.3%        33.0%        32.4%
Dividend yield                                   1.21%         .99%        1.44%
--------------------------------------------------------------------------------

NOTE 17: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business's products to one of its other businesses with a presence in that country or region.
     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). On September 30, 2003, the Corporation acquired Baldwin Hardware Corporation and Weiser Lock Corporation. These acquired businesses are included in the Hardware and Home Improvement segment. The
Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     Sales, segment profit, depreciation and amortization, and capital expenditures set forth in the following tables exclude the results of the discontinued European security hardware business, as more fully described in
Note 3.

Business Segments
(Millions of Dollars)

                                                 REPORTABLE BUSINESS SEGMENTS
                                     ----------------------------------------------------
                                           POWER      HARDWARE     FASTENING                  CURRENCY      CORPORATE,
                                         TOOLS &        & HOME    & ASSEMBLY               TRANSLATION    ADJUSTMENTS,
Year Ended December 31, 2003         ACCESSORIES   IMPROVEMENT       SYSTEMS        TOTAL  ADJUSTMENTS  & ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $3,114.9        $715.7      $514.2       $4,344.8       $137.9        $     --     $4,482.7
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs)                         350.9          92.8        73.9          517.6         14.3           (71.6)       460.3
Depreciation and amortization               80.5          24.4        15.0          119.9          2.8            10.7        133.4
Income from equity method
   investees                                21.3            --          --           21.3           --            (2.1)        19.2
Capital expenditures                        68.2          17.1        13.4           98.7          3.0              .8        102.5
Segment assets
   (for Consolidated, total assets)      1,516.7         594.4       312.1        2,423.2        177.7         1,621.6      4,222.5
Investment in equity method investees       10.8            --          .1           10.9           --            (1.7)         9.2

Year Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $3,156.2        $659.3      $513.3       $4,328.8       $(37.0)       $     --     $4,291.8
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs)                         354.7          47.4        74.7          476.8         (3.9)          (58.3)       414.6
Depreciation and amortization               80.1          25.5        14.2          119.8          (.7)            3.3        122.4
Income from equity method
   investees                                20.8            --          --           20.8           --             3.0         23.8
Capital expenditures                        70.8           9.0        13.9           93.7          (.2)             .8         94.3
Segment assets
   (for Consolidated, total assets)      1,595.8         357.6       317.0        2,270.4         35.7         1,824.4      4,130.5
Investment in equity method investees       25.4            --          .1           25.5           --            (1.7)        23.8

Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $3,059.5        $658.3      $489.5       $4,207.3       $(67.4)       $     --     $4,139.9
Segment profit (loss)
   (for Consolidated, operating
   income before restructuring
   and exit costs)                         250.9          47.8        71.0          369.7         (1.3)          (30.4)       338.0
Depreciation and amortization               87.0          28.7        14.5          130.2         (1.5)           23.6        152.3
Income from equity method
   investees                                13.2            --          --           13.2           --             2.1         15.3
Capital expenditures                        86.0          29.7        15.7          131.4          (.8)             .8        131.4
Segment assets
   (for Consolidated, total assets)      1,605.0         452.1       302.7        2,359.8        (66.2)        1,720.6      4,014.2
Investment in equity method investees       36.7            --          .1           36.8          (.2)           (2.7)        33.9
------------------------------------------------------------------------------------------------------------------------------------

     The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income before restructuring and exit costs). In general, segments follow the same accounting policies as those described in Note 1, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments", and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2003. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

     Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, income tax expense, and, for 2001, goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments). In addition, segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.
     Segment assets exclude assets of discontinued operations, pension and tax assets, intercompany profit in inventory, intercompany receivables, and goodwill associated with the Corporation's acquisition of Emhart Corporation in 1989.
     Amounts in the preceding table under the caption "Corporate, Adjustments & Eliminations" on the lines entitled "Depreciation and amortization" represent depreciation of Corporate property and, for 2001, goodwill amortization (except for the amortization of goodwill associated with certain acquisitions made by the Power Tools and Accessories and Fastening and Assembly Systems segments). The reconciliation of segment profit to consolidated earnings from continuing operations before income taxes for each year, in millions of dollars, is as follows:

                                                 2003         2002         2001
--------------------------------------------------------------------------------
Segment profit for total
   reportable business segments                $517.6       $476.8       $369.7
Items excluded from
   segment profit:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                             14.3         (3.9)        (1.3)
   Depreciation of Corporate
     property and amortization
     of certain goodwill                         (1.1)        (1.3)       (23.6)
   Adjustment to businesses'
     postretirement benefit
     expenses booked
     in consolidation                            15.4         38.3         42.6
   Other adjustments booked
     in consolidation directly
     related to reportable
     business segments                          (15.0)        (8.4)         (.7)
Amounts allocated to businesses
   in arriving at segment profit
   in excess of (less than)
   Corporate center operating
   expenses, eliminations, and
   other amounts identified above               (70.9)       (86.9)       (48.7)
--------------------------------------------------------------------------------
Operating income before
   restructuring and exit costs                 460.3        414.6        338.0
Restructuring and exit costs                     31.6         46.6         99.7
--------------------------------------------------------------------------------
   Operating income                             428.7        368.0        238.3
--------------------------------------------------------------------------------
Interest expense,
   net of interest income                        35.2         57.8         84.3
Other expense                                     2.6          4.8          8.2
--------------------------------------------------------------------------------
Earnings from continuing
   operations before income taxes              $390.9       $305.4       $145.8
================================================================================
     The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

                                                 2003         2002         2001
--------------------------------------------------------------------------------
Segment assets for total
   reportable business segments              $2,423.2     $2,270.4     $2,359.8
Items excluded from
   segment assets:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                            177.7         35.7        (66.2)
   Goodwill                                     633.3        604.2        598.0
   Pension assets                                42.2         36.9        406.1
Other Corporate assets                          946.1      1,183.3        716.5
--------------------------------------------------------------------------------
                                             $4,222.5     $4,130.5     $4,014.2
================================================================================
     Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, assets of discontinued operations, and other assets.

     Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $779.4 million, $857.9 million, and $841.6 million of the Corporation's consolidated sales for the years ended December 31, 2003, 2002, and 2001, respectively. Sales to Lowe's Home Improvement Warehouse (Lowe's), a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $545.3 million and $467.5 million of the Corporation's consolidated sales for the years ended December 31, 2003 and 2002, respectively. Sales to Lowe's for the year ended December 31, 2001, did not exceed 10% of the Corporation's consolidated sales.
   The composition of the Corporation's sales by product group for each year, in millions of dollars, is set forth below:

                                                 2003         2002         2001
--------------------------------------------------------------------------------
Consumer and professional
   power tools and
   product service                           $2,360.1     $2,308.4     $2,227.2
Consumer and professional
   accessories                                  348.6        317.8        311.1
Electric lawn and
   garden products                              313.8        285.4        279.3
Electric cleaning and
   lighting products                            138.6        157.6        122.8
Household products                               40.5         36.8         45.1
Security hardware                               526.0        461.0        425.6
Plumbing products                               218.7        221.6        252.3
Fastening and assembly systems                  536.4        503.2        476.5
--------------------------------------------------------------------------------
                                             $4,482.7     $4,291.8     $4,139.9
================================================================================
     The Corporation markets its products and services in over 100 countries and has manufacturing sites in 10 countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation's sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:

                                                 2003         2002         2001
--------------------------------------------------------------------------------
United States                                $2,836.9     $2,824.0     $2,715.6
Canada                                          162.6        138.6        136.5
--------------------------------------------------------------------------------
   North America                              2,999.5      2,962.6      2,852.1
Europe                                        1,107.2        986.8        950.2
Other                                           376.0        342.4        337.6
--------------------------------------------------------------------------------
                                             $4,482.7     $4,291.8     $4,139.9
================================================================================
     The composition of the Corporation's property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

                                                 2003         2002         2001
--------------------------------------------------------------------------------
United States                                  $340.0       $362.0       $406.3
Mexico                                          109.0         78.6         74.4
United Kingdom                                   47.3         72.1         72.0
Other countries                                 163.9        116.9        109.8
--------------------------------------------------------------------------------
                                               $660.2       $629.6       $662.5
================================================================================

NOTE 18: LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2003, 2002, and 2001 amounted to $85.6 million, $82.6 million, and $84.0 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2003, in millions of dollars, were as follows:
--------------------------------------------------------------------------------
2004                                                                     $ 59.0
2005                                                                       48.3
2006                                                                       36.4
2007                                                                       23.8
2008                                                                       16.2
Thereafter                                                                 26.2
--------------------------------------------------------------------------------
                                                                         $209.9
================================================================================

NOTE 19: RESTRUCTURING ACTIONS
A summary of restructuring activity during the three years ended December 31, 2003, is set forth below (in millions of dollars).

                                               WRITE-DOWN
                                            TO FAIR VALUE
                                               LESS COSTS
                                                  TO SELL
                                               OF CERTAIN
                                SEVERANCE      LONG-LIVED       OTHER
                                 BENEFITS          ASSETS     CHARGES     TOTAL
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2000               $ 29.4          $   --       $ 4.4    $ 33.8
Reserves established
   in 2001                           49.1            38.9        15.8     103.8
Reversal of reserves                 (3.7)             --         (.4)     (4.1)
Utilization of reserves:
   Cash                             (21.5)             --        (3.4)    (24.9)
   Non-cash                            --           (38.9)       (2.7)    (41.6)
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2001                 53.3              --        13.7      67.0
Reserves established
   in 2002                           19.6            18.5        19.5      57.6
Reversal of reserves                 (5.7)             --        (2.6)     (8.3)
Proceeds received in excess
   of the adjusted carrying
   value of long-lived assets          --            (2.7)         --      (2.7)
Utilization of reserves:
   Cash                             (29.7)             --        (7.2)    (36.9)
   Non-cash                            --           (15.8)       (8.7)    (24.5)
Foreign currency translation          3.7              --          .1       3.8
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2002                 41.2              --        14.8      56.0
Reserves established
   in 2003                           34.3             9.3         1.2      44.8
Reversal of reserves                 (7.4)             --        (2.2)     (9.6)
Proceeds received in excess
   of the adjusted carrying
   value of long-lived assets          --            (3.6)         --      (3.6)
Utilization of reserves:
   Cash                             (27.1)             --       (13.3)    (40.4)
   Non-cash                            --            (5.7)         .6      (5.1)
Foreign currency translation          1.6              --          --       1.6
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2003               $ 42.6          $   --       $ 1.1    $ 43.7
================================================================================
     During 2003, the Corporation commenced the final phase of its restructuring plan that was formulated in the fourth quarter of 2001 and recorded a pre-tax restructuring charge of $20.6 million. That $20.6 million charge was net of $9.6 million of reversals of previously provided restructuring reserves that were no longer required and $3.6 million, representing the excess of proceeds received on the sale of long-lived assets written down as part of restructuring actions over their adjusted carrying values. The $20.6 million pre-tax restructuring charge recognized in 2003 principally reflects actions relating to the Power Tools and Accessories segment to reduce its manufacturing cost base as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. In addition, during the fourth quarter of 2003 the Corporation recorded a pre-tax restructuring charge of $11.0 million associated with the closure of a manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser.
     The principal component of the 2003 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefit accrual of $34.3 million, principally related to the Power Tools and Accessories segment in North America and Europe ($23.0 million) and the Hardware and Home Improvement segment in North America ($11.3 million), was included in the restructuring charge. The 2003 restructuring actions will also result in the closure of two manufacturing facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2003 restructuring charge also included a $9.3 million write-down to fair value - less, if applicable, cost to sell - of certain long-lived assets. The write-down to fair value was comprised of $6.7 million to the Power Tools and Accessories segment in North America and Europe and $2.6 million related to the Hardware and Home Improvement segment in North America. The balance of the 2003 restructuring charge, or $1.2 million, related to the accrual of future expenditures, principally consisting of lease obligations, for which no future benefit would be realized.
     During 2002, the Corporation recorded a restructuring charge of $46.6 million under the restructuring plan that was formulated in the fourth quarter of 2001. That $46.6 million charge was net of $8.3 million of reversals of previously provided restructuring reserves that were no longer required and $2.7 million, representing the excess of proceeds received on the sale of long-lived assets written down as part of restructuring actions over their adjusted carrying values. The $46.6 million pre-tax restructuring charge recognized in 2002 reflects actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. The 2002 actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States, the closure of an accessories packaging facility in England, and the transfer of certain additional power tool production from a facility in England to a low-cost facility in the Czech Republic. Actions to reduce the Corporation's manufacturing cost base in the Hardware and Home Improvement segment include the closure of a security hardware facility in the United States.

     The principal component of the 2002 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefits accrual of $19.6 million, principally related to the Power Tools and Accessories segment in North America and Europe ($18.3 million) and the Hardware and Home Improvement segment in North America ($1.3 million), was included in the restructuring charge. The 2002 restructuring charge also included non-cash pension curtailment losses of $8.9 million stemming from headcount reductions associated with the restructuring actions, principally related to the Corporation's defined benefit pension plan in the United Kingdom. The 2002 restructuring actions will also result in the closure of a number of manufacturing facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2002 restructuring charge also included an $18.5 million write-down to fair value - less, if applicable, cost to sell - of certain long-lived assets. The write-down to fair value was comprised of $4.8 million related to the Power Tools and Accessories segment in Europe and $13.7 million related to the Hardware and Home Improvement segment in North America. The balance of the 2002 restructuring charge, or $10.6 million, related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.
     During 2001, the Corporation recorded a restructuring charge of $99.7 million. That restructuring charge reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses throughout all of its businesses. The 2001 restructuring plan includes the transfer of production and service operations in the Power Tools and Accessories and Hardware and Home Improvement segments from facilities in the United States and the United Kingdom to low-cost facilities in Mexico and China and to a new low-cost facility in the Czech Republic.
     The principal component of the 2001 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefits accrual of $45.7 million, principally related to the Power Tool and Accessories segment in North America and Europe ($36.3 million), the Hardware and Home Improvement segment in the United States ($8.5 million), and the Fastening and Assembly Systems segment in Europe ($.9 million), was included in the restructuring charge. The 2001 restructuring actions will result in the closure of a number of manufacturing and service facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2001 restructuring charge also included a $38.9 million write-down to fair value - less, if applicable, cost to sell - of certain equipment. The write-down to fair value was comprised of $34.0 million related to long-lived assets in the Power Tools and Accessories segment in Europe and North America and $4.9 million related to the Hardware and Home Improvement segment in the United States. The 2001 restructuring charge also included $9.6 million, primarily related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized. The balance of the 2001 restructuring charge, or $5.5 million, primarily related to non-cash charges associated with the Corporation's exit from an operating joint venture in a high-cost region ($3.9 million) and non-cash pension expense ($1.6 million).
     During 2001, the Corporation also recognized $4.1 million of restructuring and exit costs principally related to severance benefits associated with its
Power Tools and Accessories segment in Europe. The $4.1 million charge was offset, however, by the reversal of $4.1 million of severance accruals and other exit costs established as part of the 2000 restructuring charge, which were no longer required.
     The severance benefits accrual, included in the $31.6 million, $46.6 million and $99.7 million pre-tax restructuring charges taken in 2003, 2002, and 2001, respectively, related to the elimination of approximately 5,200 positions in high-cost manufacturing locations and in certain administrative positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 4,500 replacement positions will be filled, yielding a net total of 700 positions eliminated as a result of the 2003, 2002, and 2001 restructuring actions.
     During 2003, 2002, and 2001, the Corporation paid severance and other exit costs of $40.4 million, $36.9 million, and $24.9 million, respectively.
     Of the remaining $43.7 million restructuring accrual at December 31, 2003, $32.7 million relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. These restructuring accruals primarily relate to the Corporation's Power Tools and Accessories segment. The Corporation anticipates that these restructuring actions will be completed during 2004. The remaining $11.0 million relates to the closure of a manufacturing facility in the Corporation's Hardware and Home Improvement segment that was recognized in conjunction with the integration of the Baldwin and Weiser businesses into the Corporation's existing security hardware business. The Corporation anticipates that these restructuring actions will be completed during 2005.
     The amounts reflected in the column titled write-down to fair value of certain long-lived assets, as included within this Note, relating to reserves established during the three years ended December 31, 2003, represent adjustments to the carrying value of those long-lived assets.
     As of December 31, 2003, the carrying value of facilities to be exited as part of the Corporation's restructuring actions was not significant.

NOTE 20: LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
     The Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by the Corporation but at which the Corporation has been identified as a potentially responsible party under federal and state environmental laws and regulations. Other matters involve current and former manufacturing facilities.
     For sites never operated by the Corporation, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For matters associated with properties currently operated by the Corporation, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For matters associated with properties previously sold or operated by the Corporation, the Corporation considers any applicable terms of sale and applicable federal and state laws to determine if it has any remaining liability. If it is determined that the Corporation has potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
     As of December 31, 2003, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $51.7 million. These accruals are reflected in other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet.
     On  October  27,  2003,  the  Corporation   received  notices  of  proposed
adjustments from the United States Internal Revenue Service (I.R.S.) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the I.R.S. consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns. The Corporation intends to vigorously dispute the position taken by the I.R.S. in this matter. The Corporation has provided adequate reserves in the event that the I.R.S. prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the I.R.S. prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $140 million.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, income tax matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated.
     These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims have not been recognized until realized.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2003, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

NOTE 21: QUARTERLY RESULTS (UNAUDITED)

(Dollars in Millions Except Per Share Data)                                      FIRST         SECOND          THIRD         FOURTH
Year Ended December 31, 2003                                                   QUARTER        QUARTER        QUARTER        QUARTER
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                           $939.2       $1,090.1       $1,115.8       $1,337.6
   Gross margin                                                                  335.3          390.7          395.6          474.0
   Selling, general, and administrative expenses                                 263.0          280.4          266.9          325.0
   Restructuring and exit costs                                                     .2             .4           21.0           10.0
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                  72.1          109.9          107.7          139.0
   Interest expense (net of interest income)                                      12.1            7.7            7.6            7.8
   Other expense                                                                   1.7             .6             .3             --
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                           58.3          101.6           99.8          131.2
   Income taxes                                                                   15.2           26.9           26.6           35.0
------------------------------------------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                           43.1           74.7           73.2           96.2
Earnings of discontinued operations, net of tax                                     .3            1.0            1.2            3.3
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                                 $ 43.4       $   75.7       $   74.4       $   99.5
====================================================================================================================================

Basic earnings per common share:
   Continuing operations                                                        $  .55       $    .96       $    .94       $   1.24
   Discontinued operations                                                          --            .02            .02            .04
------------------------------------------------------------------------------------------------------------------------------------
Net earnings per common share--basic                                            $  .55       $    .98       $    .96       $   1.28
====================================================================================================================================

Diluted earnings per common share:
   Continuing operations                                                        $  .55       $    .96       $    .94       $   1.23
   Discontinued operations                                                          --            .01            .01            .04
------------------------------------------------------------------------------------------------------------------------------------
Net earnings per common share--diluted                                          $  .55       $    .97       $    .95       $   1.27
====================================================================================================================================



                                                                                 FIRST         SECOND          THIRD         FOURTH
Year Ended December 31, 2002                                                   QUARTER        QUARTER        QUARTER        QUARTER
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                           $927.1       $1,100.6       $1,059.6       $1,204.5
   Gross margin                                                                  298.6          371.3          373.1          443.2
   Selling, general, and administrative expenses                                 238.5          264.7          252.7          315.7
   Restructuring and exit costs                                                     --           (1.2)          35.5           12.3
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                  60.1          107.8           84.9          115.2
   Interest expense (net of interest income)                                      15.8           14.8           14.2           13.0
   Other expense (income)                                                          1.2            2.1            1.8            (.3)
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                           43.1           90.9           68.9          102.5
   Income taxes                                                                   11.6           24.1           13.0           28.2
------------------------------------------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                           31.5           66.8           55.9           74.3
Earnings (loss) of discontinued operations, net of tax                             1.5            (.7)          (1.0)           1.4
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                                 $ 33.0       $   66.1       $   54.9       $   75.7
====================================================================================================================================

Basic earnings (loss) per common share:
   Continuing operations                                                        $  .39       $    .83       $    .69       $    .92
   Discontinued operations                                                         .02           (.01)          (.01)           .02
------------------------------------------------------------------------------------------------------------------------------------
Net earnings per common share--basic                                            $  .41       $    .82       $    .68       $    .94
====================================================================================================================================

Diluted earnings (loss) per common share:
   Continuing operations                                                        $  .39       $    .82       $    .69       $    .92
   Discontinued operations                                                         .02           (.01)          (.01)           .02
------------------------------------------------------------------------------------------------------------------------------------
Net earnings per common share--diluted                                          $  .41       $    .81       $    .68       $    .94
====================================================================================================================================

     As more fully described in Note 3, as of December 31, 2003, the Corporation met the requirements to classify its European security hardware business as discontinued operations. Changes in previously reported results are due to the reclassification of amounts related to the discontinued operations of the European security hardware business. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     Earnings from continuing operations for the first quarter of 2003 included a pre-tax restructuring charge of $.2 million ($.1 million net of tax). Earnings from continuing operations for the second quarter of 2003 included a pre-tax restructuring charge of $.4 million ($.2 million net of tax). Earnings from continuing operations for the third quarter of 2003 included a pre-tax restructuring charge of $21.0 million ($15.3 million net of tax). Earnings from continuing operations for the fourth quarter of 2003 included a pre-tax restructuring charge of $10.0 million ($6.5 million net of tax).
     Earnings from continuing operations for the second quarter of 2002 included a pre-tax reversal of restructuring expenses of $1.2 million ($.8 million net of tax). Earnings from continuing operations for the third quarter of 2003 included a pre-tax restructuring charge of $35.5 million ($20.6 million net of tax). Earnings from continuing operations for the fourth quarter of 2002 included a pre-tax restructuring charge of $12.3 million ($9.4 million net of tax).
     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.

                         REPORT OF INDEPENDENT AUDITORS
                   TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
                       OF THE BLACK & DECKER CORPORATION:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the financial statements, effective January 1, 2002, the Corporation changed its method of accounting for goodwill and other intangible assets and for certain sales incentives to its customers.




/s/ ERNST & YOUNG LLP
Baltimore, Maryland
February 6, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There have been no changes in the Corporation's internal controls over financial reporting during the quarterly period ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004, under the captions "Election of Directors", "Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
     Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004, under the captions "Voting Securities", "Security Ownership of Management", and "Equity Compensation Plan Information" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2004, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in the Corporation's Proxy Statement of the Annual Meeting of Stockholders to be held April 27, 2004, under the caption "Ratification of the Selection of the Independent Auditor" and is incorporated herein by reference.

                                     Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)  LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

     Consolidated Statement of Earnings - years ended December 31, 2003, 2002, and 2001.

     Consolidated Balance Sheet - December 31, 2003 and 2002.

     Consolidated Statement of Stockholders' Equity - years ended December 31, 2003, 2002, and 2001.

     Consolidated Statement of Cash Flows - years ended December 31, 2003, 2002, and 2001.

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

Exhibit 4(a)
Form of 7% Notes due February 1, 2006, included in the Corporation's Current Report on Form 8-K filed with the Commission on January 20, 1994, is incorporated herein by reference.

Exhibit 4(b)
Indenture dated as of March 24, 1993, by and between the Corporation and Security Trust Company, National Association, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

Exhibit 4(c)
Indenture dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

Exhibit 4(d)
Credit Agreement, dated as of April 2, 2001, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan, a division of Chase Securities Inc., as Syndication Agent, and Bank of America, N.A. and Commerzbank AG, as Co-Syndication Agents, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, is incorporated herein by reference.

Exhibit 4(e)
Indenture between the Corporation and The Bank of New York, as Trustee, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

Exhibit 4(f)
Form of 7.125% Senior Note Due 2011, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 10(a)
The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.

Exhibit 10(b)
The Black & Decker Non-Employee Directors Stock Plan, included as Exhibit A to the Proxy Statement, for the 1998 Annual Meeting of Stockholders of the Corporation dated March 3, 1998, is incorporated herein by reference.

Exhibit 10(c)
The Black & Decker 1986 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(d)
The Black & Decker 1986 U.K. Approved Option Scheme, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-47651), is incorporated herein by reference.

Exhibit 10(e)
The Black & Decker 1989 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(f)
The Black & Decker 1992 Stock Option Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(g)
The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(h)
The Black & Decker 1996 Stock Option Plan, as amended, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 333-51155), is incorporated herein by reference.

Exhibit 10(i)
The Black & Decker 2003 Stock Option Plan, included in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of the Corporation dated March 11, 2003, is incorporated herein by reference.

Exhibit 10(j)
The Black & Decker Performance Equity Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit 10(k)
The Black & Decker Executive Annual Incentive Plan, included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

Exhibit 10(l)
The  Black  &  Decker  Management   Annual  Incentive  Plan,   included  in  the
Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

Exhibit 10(p)(6)
Amendment No. 5 to The Black & Decker Supplemental Retirement Savings Plan dated as of October 17, 2002, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(p)(7)
Amendment No. 6 to The Black & Decker Supplemental Retirement Savings Plan dated as of December 12, 2002, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

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

Exhibit 10(t)
Description of the Corporation's policy and procedures for relocation of existing employees (individual transfers), included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

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

Exhibit 10(w)
Form of Severance Benefits Agreement by and between the Corporation and approximately 15 of its key employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(x)(1)
Amended and Restated Employment Agreement, dated as of November 1, 1995, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

Exhibit 10(x)(2)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(y)(1)
Letter Agreement,  dated April 19, 1999, by and between the Corporation and Paul
F. McBride, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is incorporated herein by reference.

Exhibit 10(y)(2)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Paul F. McBride, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(z)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Charles E. Fenton, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(aa)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Michael D. Mangan, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(bb)(1)
Special Deferral Agreement, dated February 7, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 10(bb)(2)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(cc)(1)
The Black & Decker 1996 Employee Stock Purchase Plan, included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

Exhibit 10(cc)(2)
Amendment to The Black & Decker 1996 Employee Stock Purchase Plan, as adopted on February 12, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

Items 10(a) through 10(cc)(2) constitute management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this report.

Exhibit 21
List of Subsidiaries.

Exhibit 23
Consent of Independent Auditors.

Exhibit 24
Powers of Attorney.

Exhibit 31.1
Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   All other items are "not applicable" or "none".

(b) Reports on Form 8-K
The Corporation filed or furnished the following reports on Form 8-K during the three months ended December 31, 2003:
     On October 1, 2003, the Corporation furnished a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that the Corporation and Masco Corporation announced that they had finalized the sale of Masco's Baldwin Hardware and Weiser Lock businesses to the Corporation.
     On October 17, 2003, the Corporation furnished a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.21 per share of the Corporation's outstanding common stock payable December 26, 2003, to stockholders of record at the close of business on December 12, 2003.
     On October 22, 2003, the Corporation furnished a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, furnished pursuant to Items 9 and 12 of that Form, stated that the Corporation had reported its earnings for the three and nine months ended September 28, 2003.
     All other items are "not applicable" or "none".

(c)  Exhibits
The exhibits required by Item 601 of Regulation S-K are filed herewith.

(d) Financial Statement Schedules and Other Financial Statements
The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(Millions of Dollars)

                                                               BALANCE       ADDITIONS                         OTHER
                                                                    AT      CHARGED TO                       CHANGES        BALANCE
                                                             BEGINNING       COSTS AND                           ADD         AT END
Description                                                  OF PERIOD        EXPENSES      DEDUCTIONS      (DEDUCT)      OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003
Reserve for doubtful accounts and cash discounts                 $46.3           $70.5       $74.3 (a)      $4.9 (b)          $47.4
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002
Reserve for doubtful accounts and cash discounts                 $50.5           $70.3       $76.7 (a)      $2.2 (b)          $46.3
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001
Reserve for doubtful accounts and cash discounts                 $50.4           $71.0       $70.4 (a)      $(.5)(b)          $50.5
------------------------------------------------------------------------------------------------------------------------------------

(a)  Accounts written off during the year and cash discounts taken by customers.
(b) Primarily includes currency translation adjustments and, for 2003, amounts associated with acquired businesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE BLACK & DECKER CORPORATION

Date:  March 3, 2004                            By  /s/ NOLAN D. ARCHIBALD
       -------------                               -----------------------------
                                                        Nolan D. Archibald
                                                        Chairman, President, and
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

Signature                       Title                             Date
--------------------------------------------------------------------------------


Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                            March 3, 2004
----------------------                                            --------------
    Nolan D. Archibald          Chairman, President, and
                                Chief Executive Officer


Principal Financial Officer

/s/ MICHAEL D. MANGAN                                             March 3, 2004
---------------------                                             --------------
    Michael D. Mangan           Senior Vice President and
                                Chief Financial Officer


Principal Accounting Officer

/s/ CHRISTINA M. MCMULLEN                                         March 3, 2004
-------------------------                                         --------------
    Christina M. McMullen       Vice President and Controller
--------------------------------------------------------------------------------


This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

        Nolan D. Archibald                           Kim B. Clark
        Norman R. Augustine                          Manuel A. Fernandez
        Barbara L. Bowles                            Benjamin H. Griswold, IV
        M. Anthony Burns                             Anthony Luiso


By /s/ NOLAN D. ARCHIBALD                                   Date:  March 3, 2004
   -----------------------                                         -------------
       Nolan D. Archibald
       Attorney-in-Fact