Form 10-Q
period 2004-03-28
BLACK & DECKER CORP
filed 2004-05-07
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 28, 2004
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number:                          1-1553
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

The number of shares of Common Stock outstanding as of April 23, 2004:
79,177,101
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                 March 28, 2004

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months Ended March 28, 2004 and March 30, 2003            3

    Consolidated Balance Sheet
       March 28, 2004 (Unaudited) and December 31, 2003                        4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Three Months Ended March 28, 2004 and March 30, 2003            5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Three Months Ended March 28, 2004 and March 30, 2003            6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                16

Item 3. Quantitative and Qualitative Disclosures about Market Risk            24

Item 4. Controls and Procedures                                               24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     25

Item 4. Submission of Matters to a Vote of Security Holders                   26

Item 6. Exhibits and Reports on Form 8-K                                      27

SIGNATURES                                                                    28

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                               March 28, 2004    March 30, 2003
--------------------------------------------------------------------------------
Sales                                                $1,092.9            $939.2
   Cost of goods sold                                   690.1             603.9
   Selling, general, and administrative expenses        295.1             263.0
   Restructuring and exit costs                           -                  .2
--------------------------------------------------------------------------------
Operating Income                                        107.7              72.1
   Interest expense (net of interest income)              5.2              12.1
   Other expense                                           .8               1.7
--------------------------------------------------------------------------------
Earnings from Continuing Operations
   Before Income Taxes                                  101.7              58.3
   Income taxes                                          27.4              15.2
--------------------------------------------------------------------------------
Net Earnings from Continuing Operations                  74.3              43.1
Discontinued Operations (Net of Income Taxes):
   Earnings of discontinued operations                     .6                .3
   Gain on sale of discontinued operations (net
       of impairment charge of $24.4)                    11.7                 -
--------------------------------------------------------------------------------
Net Earnings from Discontinued Operations                12.3                .3
--------------------------------------------------------------------------------
Net Earnings                                         $   86.6            $ 43.4
================================================================================

Basic Earnings Per Common Share
   Continuing Operations                             $    .94            $  .55
   Discontinued Operations                                .16                 -
--------------------------------------------------------------------------------
Net Earnings Per Common Share - Basic                $   1.10            $  .55
================================================================================
Shares Used in Computing Basic Earnings Per Share
   (in Millions)                                         78.4              78.3
================================================================================

Diluted Earnings Per Common Share
   Continuing Operations                             $    .93            $  .55
   Discontinued Operations                                .16                 -
--------------------------------------------------------------------------------
Net Earnings Per Common Share - Assuming Dilution    $   1.09            $  .55
================================================================================
Shares Used in Computing Diluted Earnings Per Share
   (in Millions)                                         79.5              78.5
================================================================================

Dividends Per Common Share                           $    .21            $  .12
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                             March 28, 2004
                                                (Unaudited)   December 31, 2003
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  321.7            $  308.2
Trade receivables                                     889.2               808.6
Inventories                                           789.7               709.9
Current assets of discontinued operations              68.6               160.2
Other current assets                                  232.4               216.1
--------------------------------------------------------------------------------
   Total Current Assets                             2,301.6             2,203.0
--------------------------------------------------------------------------------
Property, Plant, and Equipment                        650.7               660.2
Goodwill                                              779.9               771.7
Other Assets                                          600.0               587.6
--------------------------------------------------------------------------------
                                                   $4,332.2            $4,222.5
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $    4.8            $     .1
Current maturities of long-term debt                     .4                  .4
Trade accounts payable                                460.1               379.8
Current liabilities of discontinued operations         30.2                38.0
Other accrued liabilities                             757.9               893.8
--------------------------------------------------------------------------------
   Total Current Liabilities                        1,253.4             1,312.1
--------------------------------------------------------------------------------
Long-Term Debt                                        922.5               915.6
Deferred Income Taxes                                 182.1               179.8
Postretirement Benefits                               465.0               451.9
Other Long-Term Liabilities                           515.1               516.6
Stockholders' Equity
Common stock, par value $.50 per share                 39.4                39.0
Capital in excess of par value                        525.9               486.7
Retained earnings                                     843.0               773.0
Accumulated other comprehensive income (loss)        (414.2)             (452.2)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                         994.1               846.5
--------------------------------------------------------------------------------
                                                   $4,332.2            $4,222.5
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
                                                        Common      Par     Excess of    Retained       prehensive    Stockholders'
                                                        Shares    Value     Par Value    Earnings    Income (Loss)           Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                        79,604,786    $39.8        $550.1      $524.3          $(514.6)          $599.6
Comprehensive income:
   Net earnings                                             --       --            --        43.4               --             43.4
   Net loss on derivative
     instruments (net of tax)                               --       --            --          --              (.2)             (.2)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                        --       --            --          --              1.3              1.3
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                        --       --            --        43.4              1.1             44.5
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.12 per share)                             --       --            --        (9.3)              --             (9.3)
Purchase and retirement of
   common stock                                     (2,011,570)    (1.0)        (76.5)         --               --            (77.5)
Common stock issued under
   employee benefit plans                                1,377       --            .1          --               --               .1
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 30, 2003                           77,594,593    $38.8        $473.7      $558.4          $(513.5)          $557.4
====================================================================================================================================

Balance at December 31, 2003                        77,933,464    $39.0        $486.7      $773.0          $(452.2)          $846.5
Comprehensive income:
   Net earnings                                             --       --            --        86.6               --             86.6
   Net gain on derivative
     instruments (net of tax)                               --       --            --          --             11.4             11.4
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                        --       --            --          --             55.3             55.3
   Write-off of accumulated
     foreign currency translation
     adjustments due to sale
     of businesses                                          --       --            --          --            (28.7)           (28.7)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                        --       --            --        86.6             38.0            124.6
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.21 per share)                             --       --            --       (16.6)              --            (16.6)
Common stock issued under
   employee benefit plans                              903,253       .4          39.2          --               --             39.6
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 28, 2004                           78,836,717    $39.4        $525.9      $843.0          $(414.2)          $994.1
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                           $  86.6          $  43.4
Adjustments to reconcile net earnings to cash
   flow from operating activities of continuing
   operations:
   Earnings of discontinued operations                     (.6)             (.3)
   Gain on sale of discontinued operations (net
     of impairment charge)                               (11.7)               -
   Non-cash charges and credits:
     Depreciation and amortization                        35.1             35.1
     Restructuring and exit costs                            -               .2
     Other                                                  .9              1.8
   Changes in selected working capital items:
     Trade receivables                                   (66.3)            (8.3)
     Inventories                                         (66.0)           (57.2)
     Trade accounts payable                               75.3             21.9
   Restructuring spending                                (11.4)           (15.0)
   Other assets and liabilities                          (98.6)          (140.5)
--------------------------------------------------------------------------------
   Cash flow from operating activities of
     continuing operations                               (56.7)          (118.9)
   Cash flow from operating activities of
     discontinued operations                               1.9             (1.5)
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                   (54.8)          (120.4)
--------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                            .7               .2
Proceeds from sale of discontinued operations,
   net of cash transferred                                74.6                -
Capital expenditures                                     (20.4)           (26.0)
Purchase of business, net of cash acquired                (7.9)               -
Capital expenditures of discontinued operations            (.3)             (.4)
Other investing activities                                 (.2)               -
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                    46.5            (26.2)
--------------------------------------------------------------------------------
Financing Activities
Net increase in short-term borrowings                       .3              1.3
Payments on long-term debt                                 (.1)             (.9)
Purchase of common stock                                     -            (77.5)
Issuance of common stock                                  35.0                -
Cash dividends                                           (16.6)            (9.3)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                    18.6            (86.4)
Effect of exchange rate changes on cash                    3.2              2.6
--------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents          13.5           (230.4)
Cash and cash equivalents at beginning of period         308.2            517.1
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period             $ 321.7          $ 286.7
================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries

NOTE 1: ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three-month period ended March 28, 2004, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.
     Certain amounts presented for the three months ended March 30, 2003, have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation
As more fully disclosed in Notes 1 and 16 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three-month periods ended March 28, 2004 and March 30, 2003, is provided below.

--------------------------------------------------------------------------------
                                                       Three Months Ended
(Amounts in Millions Except Per Share Data)     March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Net earnings                                             $86.6            $43.4
Adjustments to net earnings for:
   Stock-based compensation expense
     included in net earnings, net of tax                  2.3               .5
   Pro forma stock-based compensation
     (expense), net of tax                                (5.8)            (5.7)
--------------------------------------------------------------------------------
Pro forma net earnings                                   $83.1            $38.2
================================================================================
Pro forma net earnings per common share --
  basic                                                  $1.06            $ .49
================================================================================
Pro forma net earnings per common share --
  assuming dilution                                      $1.05            $ .49
================================================================================

NOTE 2: DISCONTINUED OPERATIONS
As more fully described in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation met the requirements to classify its European security hardware business as discontinued operations at the end of 2003. The European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, was previously included in the Corporation's Hardware and Home Improvement segment.
     In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses to Assa Abbloy and received cash proceeds, net of cash transferred, of $74.6 million. Also, in January 2004, the Corporation signed an agreement with Assa Abloy to sell its remaining European security hardware business, DOM, for $28.0 million. That sale is subject to regulatory approval. During the three months ended March 28, 2004, the Corporation recognized an $11.7 million net gain on the sale of these discontinued operations (the "net gain on sale of discontinued operations"). That net gain consisted of a $36.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value inherent in the contractual value of $28.0 million.
     The European security hardware business discussed above is reported as discontinued operations in the consolidated financial statements and prior periods presented have been adjusted to reflect this presentation. Sales and earnings before income taxes of the discontinued operations were $16.1 million and $.8 million, respectively, for the three months ended March 28, 2004, and $28.9 million and $1.1 million, respectively, for the three months ended March 30, 2003. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each period, in millions of dollars, were as follows:

--------------------------------------------------------------------------------
                                             March 28, 2004   December 31, 2003
--------------------------------------------------------------------------------
Trade receivables, less allowances                    $ 8.7               $16.1
Inventories                                            11.7                28.4
Property, plant and equipment                          17.3                27.9
Goodwill                                               26.6                82.7
Other assets                                            4.3                 5.1
--------------------------------------------------------------------------------
   Total assets                                        68.6               160.2
--------------------------------------------------------------------------------
Trade accounts payable                                  3.4                 8.5
Other accrued liabilities                               9.5                11.5
Postretirement benefits and other
   long-term liabilities                               17.3                18.0
--------------------------------------------------------------------------------
   Total liabilities                                   30.2                38.0
--------------------------------------------------------------------------------
   Net assets                                         $38.4              $122.2
================================================================================

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                             March 28, 2004   December 31, 2003
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                 $205.7              $186.3
   Finished products                                  569.9               510.3
--------------------------------------------------------------------------------
                                                      775.6               696.6
Adjustment to arrive at LIFO inventory value           14.1                13.3
--------------------------------------------------------------------------------
                                                     $789.7              $709.9
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The terms of the Corporation's $500 million commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. The Corporation's average borrowings outstanding under its unsecured revolving credit facilities and its commercial paper program were $358.0 million and $403.1 million for the three-month periods ended March 28, 2004 and March 30, 2003, respectively.
     Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $305.9 million and $301.3 million were included in the Consolidated Balance Sheet at March 28, 2004 and December 31, 2003, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Interest expense                                         $13.7            $18.5
Interest (income)                                         (8.5)            (6.4)
--------------------------------------------------------------------------------
                                                         $ 5.2            $12.1
================================================================================

NOTE 6: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's reportable business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                               Reportable Business Segments
                                     ------------------------------------------------
                                           Power      Hardware    Fastening                Currency       Corporate,
                                         Tools &        & Home   & Assembly             Translation     Adjustments,
Three Months Ended March 28, 2004    Accessories   Improvement      Systems     Total   Adjustments   & Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $689.6        $220.4       $138.4  $1,048.4         $44.5           $    -       $1,092.9
Segment profit (loss) (for
     Consolidated, operating income)        74.1          31.7         18.4     124.2           3.5            (20.0)         107.7
Depreciation and amortization               19.3           7.6          4.2      31.1           1.2              2.8           35.1
Capital expenditures                        14.3           2.9          2.3      19.5            .7               .2           20.4

Three Months Ended March 30, 2003
------------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers           $666.4        $146.2       $133.2    $945.8         $(6.6)          $    -         $939.2
Segment profit (loss) (for
     Consolidated, operating income
     before restructuring and exit
     costs)                                 59.5          13.0         19.3      91.8           (.2)           (19.3)          72.3
Depreciation and amortization               20.1           6.8          3.8      30.7             -              4.4           35.1
Capital expenditures                        15.2           7.3          3.5      26.0           (.2)              .2           26.0

     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and electric lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). On September 30, 2003, the Corporation acquired Baldwin Hardware Corporation and Weiser Lock Corporation (Baldwin and Weiser). These acquired businesses are included in the Hardware and Home Improvement segment. The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     As more fully described in Note 2, the Corporation's European security hardware business has been classified as discontinued operations. Sales, segment profit, depreciation and amortization, and capital expenditures set forth in the preceding table exclude the results of discontinued operations.
     The Corporation assesses the performance of its reportable business segments based upon a number of factors, including segment profit. In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2004. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.
     Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.
     The reconciliation of segment profit to the Corporation's earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Segment profit for total
  reportable business segments                          $124.2           $ 91.8
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange
     rates to actual rates                                 3.5              (.2)
   Depreciation of Corporate property                      (.4)             (.3)
   Adjustment to businesses' postretirement
     benefit expenses booked in consolidation               .1              3.8
   Other adjustments booked in consolidation
     directly related to reportable business
     segments                                             (2.1)            (8.8)
Amounts allocated to businesses in arriving
   at segment profit in excess of (less
   than) Corporate center operating
   expenses, eliminations, and other
   amounts identified above                              (17.6)           (14.0)
--------------------------------------------------------------------------------
   Operating income before restructuring and
     exit costs                                          107.7             72.3
Restructuring and exit costs                                 -               .2
--------------------------------------------------------------------------------
   Operating income                                      107.7             72.1
Interest expense, net of interest income                   5.2             12.1
Other expense                                               .8              1.7
--------------------------------------------------------------------------------
   Earnings from continuing operations before
     income taxes                                       $101.7            $58.3
================================================================================

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

--------------------------------------------------------------------------------
                                                       Three Months Ended
(Amounts in Millions Except Per Share Data)     March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Numerator:
   Net earnings from continuing operations               $74.3            $43.1
   Net earnings of discontinued operations                12.3               .3
--------------------------------------------------------------------------------
   Net earnings                                          $86.6            $43.4
================================================================================
Denominator:
   Denominator for basic earnings per share --
     weighted-average shares                              78.4             78.3

   Employee stock options and stock issuable
     under employee benefit plans                          1.1               .2
--------------------------------------------------------------------------------
   Denominator for diluted earnings per share --
     adjusted weighted-average shares and
     assumed conversions                                  79.5             78.5
================================================================================
Basic earnings per share
   Continuing operations                                 $ .94            $ .55
   Discontinued operations                                 .16                -
--------------------------------------------------------------------------------
Basic earnings per share                                 $1.10            $ .55
================================================================================
Diluted earnings per share
   Continuing operations                                 $ .93            $ .55
   Discontinued operations                                 .16                -
--------------------------------------------------------------------------------
Diluted earnings per share                               $1.09            $ .55
================================================================================
     As of March 28, 2004, options to purchase approximately 1.5 million shares of common stock, with a weighted-average exercise price of $53.96, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 8: RESTRUCTURING ACTIVITY
The Corporation's restructuring activities are more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. A summary of restructuring activity during the three-month period ended March 28, 2004, is set forth below (in millions of dollars):

-------------------------------------------------------------------------------------------------------------
                                        Reserves at    Utilization of Reserves        Foreign    Reserves at
                                       December 31,    -----------------------       Currency      March 28,
                                               2003       Cash        Non-Cash    Translation           2004
-------------------------------------------------------------------------------------------------------------
Severance benefits                            $42.6     $(11.3)           $  -            $.1          $31.4
Other charges                                   1.1        (.1)              -              -            1.0
-------------------------------------------------------------------------------------------------------------
Total                                         $43.7     $(11.4)           $  -            $.1          $32.4
=============================================================================================================

     Of the $32.4 million restructuring accrual as of March 28, 2004, $21.4 million -- principally associated with actions by the Corporation's Power Tools and Accessories segment -- relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. The Corporation anticipates that these restructuring actions will be completed during 2004. The remaining $11.0 million relates to restructuring actions associated with the closure of a manufacturing facility in the Corporation's Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses. The Corporation anticipates that these restructuring actions will be completed during 2005.

NOTE 9: POSTRETIREMENT BENEFITS
The Corporation's pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. The following table presents the components of the Corporation's net periodic cost (benefit) related to its defined benefit pension plans for the three months ended March 28, 2004 and March 30, 2003 (in millions of dollars):

---------------------------------------------------------------------------------------------------------------
                                                   Pension Benefits Plans           Pension Benefits Plans
                                                    In the United States         Outside of the United States
                                               ------------------------------  --------------------------------
                                                      2004           2003            2004           2003
---------------------------------------------------------------------------------------------------------------
Service cost                                        $  4.7         $  4.1           $ 3.4           $3.4
Interest cost                                         13.7           14.6             8.9            6.8
Expected return on plan assets                       (20.6)         (21.7)           (8.7)          (7.9)
Amortization of prior service cost                      .3             .3              .4             .3
Amortization of net actuarial loss                     4.0            1.9             2.5            1.2
---------------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                         $  2.1         $  (.8)          $ 6.5           $3.8
===============================================================================================================

     The Corporation's defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.
     The following table presents the components of the Corporation's net periodic cost related to its defined benefit postretirement plans for the three months ended March 28, 2004 and March 30, 2003 (in millions of dollars):

--------------------------------------------------------------------------------
                                                                2004       2003
--------------------------------------------------------------------------------
Service cost                                                    $ .2       $ .2
Interest cost                                                    2.3        2.7
Amortization of prior service cost                               (.5)       (.6)
Amortization of net actuarial loss                                .4         .5
--------------------------------------------------------------------------------
Net periodic cost                                               $2.4       $2.8
================================================================================

     As more fully described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and the resultant Financial Accounting Standards Board Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, until authoritative guidance on the accounting for the federal subsidy is issued or until a significant event occurs that ordinarily would call for the remeasurement of the postretirement benefit plan's obligations. The accrued benefit obligation and the net periodic postretirement cost (benefit) included in the consolidated financial statements do not reflect the effects of the Act on the Corporation's postretirement benefit plan.

NOTE 10: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (I.R.S.) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the I.R.S. consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns. The Corporation intends to vigorously dispute the position taken by the I.R.S. in this matter. The Corporation has provided adequate reserves in the event that the I.R.S. prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the I.R.S. prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $140 million. The Corporation believes that any such cash outflow is unlikely to occur until some time after 2004.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of March 28, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments -- Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems -- with these business segments comprising approximately 66%, 21% and 13%, respectively, of the Corporation's sales for the three-month period ended March 28, 2004.
     The Corporation markets its products and services in over 100 countries. During 2003, approximately 63%, 25% and 12% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.
     The Corporation reported net earnings from continuing operations of $74.3 million, or $.93 per share on a diluted basis, for the three-month period ended March 28, 2004, compared to net earnings from continuing operations of $43.1 million, or $.55 per share on a diluted basis, for the three-month period ended March 30, 2003. The Corporation reported net earnings of $86.6 million, or $1.09 per share on a diluted basis, for the three-month period ended March 28, 2004, compared to net earnings of $43.4 million, or $.55 per share on a diluted basis, for the three-month period ended March 30, 2003. As more fully described in Note 2 of Notes to Consolidated Financial Statements, net earnings for the three months ended March 28, 2004 included a net gain on sale of discontinued operations of $11.7 million.
     Total consolidated sales of $1,092.9 million for the three months ended March 28, 2004, increased by 16% over the corresponding period in the prior year. Of that 16% increase, 8% was attributable to an increase in unit volume of existing businesses (that is, the Corporation's businesses excluding the newly acquired Baldwin, Weiser, and MasterFix businesses), 6% was attributable to the incremental sales of newly acquired businesses, and 5% was attributable to the favorable impact of foreign currency translation, offset by 3% attributable to the negative effect of pricing actions. Operating income for the three months ended March 28, 2004, increased to $107.7 million, or 9.9% of sales, from $72.1 million, or 7.7% of sales, in the corresponding period of 2003. The increase in operating income as a percentage of sales during the first quarter of 2004, as compared to the prior year level, resulted from percentage improvements in both gross margin and selling, general, and administrative expenses. The improvement in gross margin--which increased from 35.7% in the first quarter of 2003 to 36.9% in the first quarter of 2004--was mainly attributable to the positive effects of restructuring initiatives and favorable foreign currency exchange rates, partially offset by the negative effect of pricing actions. Although selling, general, and administrative expenses for the first quarter of 2004 increased over the prior year level, that increase was principally due to incremental expenses of newly acquired businesses and the effects of foreign currency translation. Selling, general, and administrative expenses as a percentage of sales decreased from 28.0% for the first quarter of 2003 to 27.0% for the first quarter of 2004. Earnings from continuing operations before income taxes increased by $43.4 million over the 2003 level to $101.7 million for the three months ended March 28, 2004. In addition to the improvement in operating income described above, pre-tax earnings from continuing operations benefited from a $6.9 million reduction in net interest expense during the first quarter of 2004 from the prior year level.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended March 28, 2004 and March 30, 2003:

                          ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------
                                                       Three Months Ended
(Dollars in Millions)                           March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Total sales                                           $1,092.9           $939.2
--------------------------------------------------------------------------------
Unit volume - existing (a)                                   8 %            (2)%
Unit volume - acquired (b)                                   6 %             - %
Price                                                       (3)%            (1)%
Currency                                                     5 %             4 %
--------------------------------------------------------------------------------
Change in total sales                                       16 %             1 %
================================================================================

     (a) Represents change in unit volume for businesses where year-to-year comparability exists.
     (b) Represents change in unit volume for businesses that were acquired and were not included in prior period results.

     Total consolidated sales for the three months ended March 28, 2004 increased by 16% over sales in the corresponding 2003 period. Excluding the newly acquired Baldwin, Weiser, and MasterFix businesses, total unit volume increased by 8% during the three months ended March 28, 2004, over the corresponding period in 2003. This improvement was primarily attributable to the Corporation's North American businesses, which benefited from an improving economy. As compared to the first quarter of 2003, a double-digit increase in sales volume was experienced by the power tools and accessories, Kwikset security hardware, and plumbing products businesses in North America during the quarter ended March 28, 2004. Unit volume of the newly acquired Baldwin, Weiser, and MasterFix businesses contributed 6% to the sales growth for the first three months of 2004 as compared to the 2003 period. Pricing actions had a 3% negative effect on sales for the three-month period ended March 28, 2004, as compared to the corresponding period in 2003. In addition to pricing actions taken during the first quarter of 2004 in response to customer and competitive pressures, additional promotional programs that were initiated in the fourth quarter of 2004 and pricing actions to reduce certain excess inventory also negatively impacted the comparison to the first quarter of 2003. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro and, to a lesser degree, the pound sterling, and Canadian dollar, caused a 5% increase in the Corporation's consolidated sales during the three-month period ended March 28, 2004, as compared to the corresponding period in 2003.

EARNINGS
The Corporation reported consolidated operating income of $107.7 million, or 9.9% of sales, during the first three months of 2004, as compared to operating income of $72.1 million, or 7.7% of sales, for the corresponding period in 2003.
     Consolidated gross margin as a percentage of sales for the first three months of 2004 was 36.9% as compared to 35.7% for the first three months of 2003. The results of restructuring initiatives, and, in Europe, foreign currency effects favorably impacted gross margin as a percentage of sales. These positive factors were partially offset by negative pricing actions taken by the Corporation as described on the preceding page.
     Consolidated selling, general, and administrative expenses as a percentage of sales were 27.0% and 28.0% for the three-month periods ended March 28, 2004, and March 30, 2003, respectively. Selling, general, and administrative expenses increased by $32.1 million for the three months ended March 28, 2004, over the 2003 level. The effects of foreign currency translation accounted for approximately half of this increase, with the remaining increase principally resulting from incremental expenses of the newly acquired Baldwin, Weiser, and MasterFix businesses.
     Consolidated net interest expense (interest expense less interest income) for the three months ended March 28, 2004, was $5.2 million compared to net interest expense of $12.1 million for the three months ended March 30, 2003. The decrease in net interest expense between periods was primarily the result of lower borrowing levels in the first quarter of 2004 due to a bond repayment in April 2003, coupled with higher interest income associated with the Corporation's foreign currency hedging activities in the 2004 period.
     Other expense was $.8 million and $1.7 million for the three months ended March 28, 2004 and March 30, 2003, respectively.
     Consolidated income tax expense of $27.4 million and $15.2 million was recognized on the Corporation's earnings from continuing operations before income taxes of $101.7 million and $58.3 million for the three-month periods ended March 28, 2004 and March 30, 2003, respectively. The Corporation's effective tax rate of 27% for the first three months of 2004 approximated the 26% rate for the corresponding period in 2003. The Corporation's income tax expense and resultant effective tax rate, for both the three-month periods ended March 28, 2004 and March 30, 2003, were based upon the estimated effective tax rates applicable for the full years, after giving effect to any significant items related specifically to interim periods.
     The Corporation reported net earnings from continuing operations of $74.3 million, or $.93 per share on a diluted basis, for the three-month period ended March 28, 2004, compared to net earnings from continuing operations of $43.1 million, or $.55 per share on a diluted basis, for the three-month period ended March 30, 2003.
     The Corporation reported net earnings from discontinued operations of $12.3 million during the first three months of 2004, as compared to $.3 million during the corresponding period of 2003. The discontinued European security hardware business consists of the NEMEF, Corbin, and DOM businesses. As more fully described in Note 2 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the three-month period ended March 28, 2004 included an $11.7 million net gain on sale of discontinued operations. That net gain consisted of a $36.1 million gain on the sale during the first quarter of 2004 of two discontinued businesses (NEMEF and Corbin) partially offset by a $24.4 million goodwill impairment charge associated with the remaining discontinued business (DOM). The sale of the DOM business, currently under contract for $28.0 million, is subject to regulatory approval.

     The Corporation reported net earnings of $86.6 million, or $1.09 per share on a diluted basis, for the three-month period ended March 28, 2004, as compared to net earnings of $43.4 million, or $.55 per share on a diluted basis, for the corresponding period in 2003.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $689.6           $666.4
Segment profit                                            74.1             59.5
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2004 increased 3% over the 2003 level.
     Sales in North America during the first quarter of 2004 increased at a high single-digit rate over the prior year level. Sales of professional power tools and accessories increased at a double-digit rate as sales increases were experienced in all major channels and product lines. Consumer power tools and accessories sales grew at a low single-digit rate as an increase in sales of consumer power tools and cleaning products more than offset a reduction in sales of outdoor products. The Corporation believes that that reduction in sales of outdoor products is due to a shift in the timing of orders -- with outdoor product orders received in the first quarter in 2003 but expected during the second quarter in 2004.
     Sales in Europe decreased at a high single-digit rate during the first quarter of 2004 from the level experienced in the corresponding period in 2003. In comparison to the first quarter of 2003, sales of European consumer power tools and accessories decreased at a double-digit rate and sales of professional power tools and accessories decreased at a mid-single-digit rate during the three months ended March 28, 2004. Weak economic conditions continued to depress sales throughout most of Europe. Sales of professional products during the first quarter of 2004 were also adversely affected by back-orders associated with production issues at a manufacturing facility in the Czech Republic.
     Sales in other geographic areas increased at a high single-digit rate in the first quarter of 2004, as compared to the prior year level, as sales increased throughout most of South America and Asia as well as in Australia.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.7% for the three months ended March 28, 2004, as compared to 8.9% for the corresponding 2003 period. That increase in segment profit as a percentage of sales primarily resulted from a reduction in selling, general, and administrative expenses as a percentage of sales due to the leverage of expenses over higher sales volume. Gross margin as a percentage of sales also increased slightly during the first quarter of 2004 as compared to the first quarter of 2003. That gross margin improvement was predominantly attributable to the positive results of restructuring initiatives and foreign currency effects, partially offset by the negative effects of pricing actions.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $220.4           $146.2
Segment profit                                            31.7             13.0
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 51% during the three months ended March 28, 2004, over the corresponding period in 2003. Incremental sales of the newly acquired Baldwin and Weiser businesses accounted for 37 percentage points of that increase, while higher sales of the Kwikset security hardware and Price Pfister plumbing products businesses accounted for the remaining 14 percentage points. Sales of plumbing products increased at a double-digit rate, reflecting the expansion of listings at Lowe's Home Improvement Warehouse (Lowe's) that occurred during the third quarter of 2003, as well as growth at other retailers. Sales of Kwikset security hardware products also increased at a double-digit rate in the first quarter of 2004 over the corresponding period in 2003 due to strong retail sales.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 14.4% and 8.9% for the three months ended March 28, 2004 and March 30, 2003, respectively. Segment profit as a percentage of sales for the three-month period ended March 28, 2004, benefited from significant gross margin improvement. That gross margin improvement was primarily driven by the positive effects of restructuring initiatives and productivity improvements, including volume leverage. The newly acquired Baldwin and Weiser businesses did not have a material effect on segment profit as a percentage of sales for the Hardware and Home Improvement segment during the first quarter of 2004. While the Corporation anticipates that the Hardware and Home Improvement segment will continue to experience increases in segment profit as a percentage of sales over the remainder of 2004 as compared to 2003, it expects that the rate of improvement will moderate from the 5.5 percentage point improvement experienced in the first quarter of 2004 given the increases in the comparable segment profit as a percentage of sales in each of the successive quarterly periods in 2003. In addition, restructuring-related expenses -- associated with the integration of the Baldwin and Weiser businesses into the Kwikset security hardware business --are anticipated to increase during the remainder of 2004 as integration actions intensify.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

--------------------------------------------------------------------------------
                                                     Three Months Ended
                                                March 28, 2004   March 30, 2003
--------------------------------------------------------------------------------
Sales to unaffiliated customers                         $138.4           $133.2
Segment profit                                            18.4             19.3
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 4% in the first quarter of 2004 over the corresponding 2003 period. Sales in Asia increased at a double-digit rate, and sales of industrial fasteners and automotive fasteners in the rest of the world grew at a mid-single-digit and low single-digit rate, respectively, during the three months ended March 28, 2004.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 13.3% in the first quarter of 2004 decreased from 14.5% in the prior year. That decline was attributable to unfavorable product mix as well as costs associated with the transfer of production from a small manufacturing facility.
     During March 2004, the Corporation completed the acquisition of the MasterFix B.V. (MasterFix), an industrial fastening company with operations in Europe and Asia, which is expected to generate annualized sales of approximately $20 million. The acquisition of MasterFix did not have a significant effect on sales or segment profit of the Fastening and Assembly Systems segment during the first quarter of 2004.

Other Segment-Related Matters
As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, in Item 7 under the caption "Financial Condition", the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2004 will increase over the 2003 levels. The Corporation anticipates that its expense recognized relating to its pension and other postretirement benefit plans will increase by approximately $20 million over the 2003 levels. The adjustment to businesses' postretirement benefit income (expense) booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $.1 million and $3.8 million for the three-month periods ended March 28, 2004 and March 30, 2003, respectively. This decrease reflects the impact excluded from the Corporation's reportable business segments of that increase in pension and other postretirement benefits expense.
     Expenses  directly  related  to  reportable  business  segments  booked  in consolidation and, thus, excluded from segment profit for the reportable business segments were $2.1 million and $8.8 million for the three-month periods ended March 28, 2004 and March 30, 2003, respectively. The principal item that contributed to this decrease was a higher level of restructuring-related expenses (associated with the Power Tools and Accessories segment) that was recognized in the 2003 period.
     Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 6 of Notes to Consolidated financial statements were $(17.6) million and $(14.0) million for the three-month periods ended March 28, 2004 and March 30, 2003, respectively. The increase in these unallocated Corporate center operating expenses for the three months ended March 28, 2004, as compared to the prior year level, was primarily due to higher employee-related expenses not allocated directly to the Corporation's business segments.

RESTRUCTURING ACTIVITY
The Corporation's restructuring activities are more fully discussed in Note 8 of Notes to Consolidated Financial Statements and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 in both Item 7 under the caption "Restructuring Actions" and Item 8 in Note 19 of Notes to Consolidated Financial Statements.
     The Corporation realized benefits of approximately $20 million during the three months ended March 28, 2004, net of restructuring-related expenses. Of those restructuring savings, approximately 85% benefited gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.
     The Corporation expects that incremental pre-tax savings associated with the restructuring plan that was formulated in the fourth quarter of 2001 will benefit results by at least $45 million in 2004 and $10 million in 2005, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2004 and 2005, approximately 80-85% will benefit gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.
     The Corporation expects that pre-tax savings associated with the restructuring actions associated with the integration of Baldwin and Weiser into its Kwikset security hardware business will benefit 2005 and 2006 results by approximately $5 million and $25 million, respectively, net of restructuring-related expenses. The restructuring-related expenses associated with these integration plans will have an adverse pre-tax impact of approximately $15 million in 2004.
     Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

FINANCIAL CONDITION
Operating activities used cash of $54.8 million for the three months ended March 28, 2004, as compared to $120.4 million of cash used in the corresponding period in 2003. Cash flow from operating activities included positive cash flow from discontinued operations of $1.9 million for the three months ended March 28, 2004 and negative cash flow from discontinued operations of $1.5 million for the three months ended March 30, 2003. The decrease in cash used by operating activities during the three months ended March 28, 2004, as compared to the prior year level, was primarily a result of increased earnings from continuing operations and lower cash usage associated with other assets and liabilities. These factors were partially offset by an increase in accounts receivable in the first quarter of 2004 -- associated with the higher level of sales -- that exceeded that period's increase in accounts payable -- associated with higher production levels as well as the timing of payments -- all as compared to the corresponding 2003 period. The reduction during the first quarter of 2004 from the prior year level in cash used from operating activities associated with other assets and liabilities was due to an increase in cash proceeds associated with foreign currency hedging activities and lower value added tax payments.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at March 28, 2004, increased modestly from the number of days sales outstanding at March 30, 2003. Average inventory turns at March 28, 2004, increased slightly in comparison to the same period in 2003. Average inventory turns as of March 30, 2003 were affected by safety stock that the Corporation maintained during 2003 related to the Corporation's restructuring program as well as to lower-than-expected sales in the first quarter of 2003.
     Investing activities for the three months ended March 28, 2004, provided cash of $46.5 million as compared to $26.2 million of cash used during the corresponding period in 2003. The increase in cash provided was primarily due to $74.6 million of net proceeds from the sale of two of the discontinued European security hardware businesses. Investing activities for the three months ended March 28, 2004 included a payment of $7.9 million, net of cash acquired, related to the purchase of Masterfix. The results of MasterFix, included in the consolidated financial statements from the date of acquisition, were not material. While there was a reduction in capital expenditures during the first three months of 2004 as compared to 2003, the Corporation anticipates that its capital spending in 2004 will approximate $120 million -- an increase from the $102.5 million of capital expenditures incurred in 2003.
     In January 2004, the Corporation signed an agreement to sell its remaining discontinued business, DOM, for $28.0 million. The sale of DOM, which is subject to regulatory approval, is expected to be completed during 2004.
     Financing activities provided cash of $18.6 million during the three-month period ended March 28, 2004, as compared to cash used of $86.4 million during the corresponding period in 2003. Cash provided by financing activities for the 2004 period was principally attributable to $35.0 million in proceeds received on the issuance of common stock under employee benefit plans, which exceeded cash dividends of $16.6 million. Cash provided by financing activities in the 2004 period were reduced by the Corporation's quarterly dividend payments, which increased -- on a per share basis -- from $.12 in the first quarter of 2003 to $.21 in the first quarter of 2004. During the three months ended March 30, 2003, the Corporation repurchased 2,011,570 shares of its common stock at an aggregate cost of $77.5 million. During the corresponding period in 2004, no common stock was repurchased. As of March 28, 2004, the Corporation had remaining authorization from its Board of Directors to repurchase 2,911,595 shares of its common stock.
     The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 47% at both March 28, 2004 and December 31, 2003. Average debt maturity was 8.5 years at March 28, 2004, compared to 8.8 years at December 31, 2003.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the
Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of

1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
     By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1(g) of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained under the caption "Hedging Activities", included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements, included in Item 8, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated by reference herein. There have been no material changes in the reported market risks since the end of the most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of March 28, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.
     (b) There have been no changes in the Corporation's internal controls over financial reporting during the quarterly period ended March 28, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of March 28, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2004 Annual Meeting of Stockholders was held on April 27, 2004, for the election of directors, to ratify the selection of Ernst & Young LLP as the Corporation's independent auditor for fiscal year 2004, to approve The Black & Decker Corporation 2004 Restricted Stock Plan, and to act on a stockholder proposal. A total of 70,427,230 of the 78,226,668 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

     (1) Elected the following directors:
                                           Number of Shares     Number of Shares
         Directors                                Voted For   Authority Withheld
     ---------------------------------------------------------------------------

         Nolan D. Archibald                      68,218,087            2,209,143
         Norman R. Augustine                     67,739,332            2,687,898
         Barbara L. Bowles                       67,252,899            3,174,331
         M. Anthony Burns                        67,745,024            2,682,206
         Kim B. Clark                            68,780,253            1,646,977
         Manuel A. Fernandez                     65,269,536            5,157,694
         Benjamin H. Griswold, IV                65,268,415            5,158,815
         Anthony Luiso                           64,810,042            5,617,188

     (2) Ratified the selection of Ernst & Young LLP as the Corporation's independent auditor for fiscal year 2004 by an affirmative vote of 67,673,362; votes against ratification were 2,146,140; and abstentions were 607,728.

     (3) Approved The Black & Decker Corporation 2004 Restricted Stock Plan by an affirmative vote of 40,756,969; votes against the proposal were 19,349,690; abstentions were 568,489; and broker non-votes were 9,752,082.

     (4) Rejected the  stockholder  proposal by a negative  vote of  55,174,577;
         affirmative   votes  for  the  stockholder   proposal  were  4,517,718;
         abstentions were 982,853; and broker non-votes were 9,752,082.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No. Description

            10 The Black & Decker Corporation 2004 Restricted Stock Plan, included as Exhibit B to the Proxy Statement, dated March 16, 2004, for the 2004 Annual Meeting of Stockholders of the Registrant, is incorporated herein by reference.

            31.1 Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On January 29, 2004, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 and Item 12 of that Form, stated that, on January 29, 2004, the Corporation had reported its earnings for the three months and year ended December 31, 2003.

The Corporation did not file nor furnish any other reports on Form 8-K during the three-month period ended March 28, 2004.

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




Date:  May 6, 2004