Form 10-Q
period 2004-08-03
BLACK & DECKER CORP
filed 2004-08-06
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 27, 2004
                               -------------------------------------------------
                                       or
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

The number of shares of Common Stock outstanding as of July 23, 2004:
80,146,763
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                                  June 27, 2004

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
       For the Three Months and Six Months Ended June 27, 2004
       and June 29, 2003                                                       3

    Consolidated Balance Sheet
       June 27, 2004 (Unaudited) and December 31, 2003                         4

    Consolidated Statement of Stockholders' Equity (Unaudited)
       For the Six Months Ended June 27, 2004 and June 29, 2003                5

    Consolidated Statement of Cash Flows (Unaudited)
       For the Six Months Ended June 27, 2004 and June 29, 2003                6

    Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 17

Item 3. Quantitative and Qualitative Disclosures about Market Risk            27

Item 4. Controls and Procedures                                               27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     28

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities                                                  29

Item 6. Exhibits and Reports on Form 8-K                                      29

SIGNATURES                                                                    31

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended                    Six Months Ended
                                                                 June 27, 2004   June 29, 2003        June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                 $1,297.6        $1,090.1             $2,390.5        $2,029.3
   Cost of goods sold                                                    810.0           699.4              1,500.1         1,303.3
   Selling, general, and administrative expenses                         316.0           280.4                611.1           543.4
   Restructuring and exit costs                                              -              .4                    -              .6
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         171.6           109.9                279.3           182.0
   Interest expense (net of interest income)                               4.5             7.7                  9.7            19.8
   Other expense                                                            .2              .6                  1.0             2.3
------------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations
   Before Income Taxes                                                   166.9           101.6                268.6           159.9
   Income taxes                                                           45.1            26.9                 72.5            42.1
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings from Continuing Operations                                  121.8            74.7                196.1           117.8
Discontinued Operations (Net of Income Taxes):
   Earnings (loss) of discontinued operations                              (.2)            1.0                   .4             1.3
   Gain on sale of discontinued operations (net
     of impairment charge of $24.4)                                          -               -                 11.7               -
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) from Discontinued Operations                           (.2)            1.0                 12.1             1.3
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                          $  121.6        $   75.7             $  208.2        $  119.1
====================================================================================================================================

Basic Earnings Per Common Share
   Continuing Operations                                              $   1.53        $    .96             $   2.49        $   1.51
   Discontinued Operations                                                   -             .02                  .15             .02
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share - Basic                                 $   1.53        $    .98             $   2.64        $   1.53
====================================================================================================================================
Shares Used in Computing Basic Earnings Per
   Share (in Millions)                                                    79.4            77.6                 78.9            78.0
====================================================================================================================================

Diluted Earnings Per Common Share
   Continuing Operations                                              $   1.50        $    .96             $   2.44        $   1.51
   Discontinued Operations                                                   -             .01                  .15             .01
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share - Assuming
   Dilution                                                           $   1.50        $    .97             $   2.59        $   1.52
====================================================================================================================================
Shares Used in Computing Diluted Earnings Per
   Share (in Millions)                                                    80.9            77.9                 80.2            78.2
====================================================================================================================================

Dividends Per Common Share                                            $    .21        $    .12             $    .42        $    .24
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)
--------------------------------------------------------------------------------
                                                   June 27,
                                                       2004        December 31,
                                                (Unaudited)                2003
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                          $  526.1            $  308.2
Trade receivables                                     929.7               808.6
Inventories                                           836.2               709.9
Current assets of discontinued operations              64.6               160.2
Other current assets                                  204.0               216.1
--------------------------------------------------------------------------------
   Total Current Assets                             2,560.6             2,203.0
--------------------------------------------------------------------------------
Property, Plant, and Equipment                        615.4               660.2
Goodwill                                              777.5               771.7
Other Assets                                          563.6               587.6
--------------------------------------------------------------------------------
                                                   $4,517.1            $4,222.5
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                              $     .1            $     .1
Current maturities of long-term debt                     .4                  .4
Trade accounts payable                                506.2               379.8
Current liabilities of discontinued operations         28.3                38.0
Other accrued liabilities                             834.3               893.8
--------------------------------------------------------------------------------
   Total Current Liabilities                        1,369.3             1,312.1
--------------------------------------------------------------------------------
Long-Term Debt                                        900.1               915.6
Deferred Income Taxes                                 177.3               179.8
Postretirement Benefits                               458.6               451.9
Other Long-Term Liabilities                           516.9               516.6
Stockholders' Equity
Common stock, par value $.50 per share                 40.0                39.0
Capital in excess of par value                        580.1               486.7
Unearned restricted stock compensation                (13.5)                  -
Retained earnings                                     947.8               773.0
Accumulated other comprehensive income (loss)        (459.5)             (452.2)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                       1,094.9               846.5
--------------------------------------------------------------------------------
                                                   $4,517.1            $4,222.5
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
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Unearned                Accumulated
                                         Outstanding           Capital in     Restricted                      Other           Total
                                              Common     Par    Excess of          Stock   Retained   Comprehensive   Stockholders'
                                              Shares   Value    Par Value   Compensation   Earnings   Income (Loss)          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              77,933,464   $39.0       $486.7         $   --     $773.0         $(452.2)       $  846.5
Comprehensive income:
   Net earnings                                   --      --           --             --      208.2              --           208.2
   Net gain on derivative
     instruments (net of tax)                     --      --           --             --         --            17.9            17.9
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)              --      --           --             --         --             3.5             3.5
   Write-off of accumulated
     foreign currency translation
     adjustments due to sale
     of businesses                                --      --           --             --         --           (28.7)          (28.7)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                              --      --           --             --      208.2            (7.3)          200.9
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.42 per share)                   --      --           --             --      (33.4)             --           (33.4)
Restricted stock grants                      255,096      .1         14.0          (14.1)        --              --              --
Restricted stock amortization                     --      --           --             .6         --              --              .6
Purchase and retirement of
   common stock                              (66,100)     --         (3.6)            --         --              --            (3.6)
Common stock issued under
   employee benefit plans                  1,807,757      .9         83.0             --         --              --            83.9
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 27, 2004                  79,930,217   $40.0       $580.1         $(13.5)    $947.8         $(459.5)       $1,094.9
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
--------------------------------------------------------------------------------
                                                         Six Months Ended
                                                  June 27, 2004   June 29, 2003
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                            $ 208.2         $ 119.1
Adjustments to reconcile net earnings to cash
   flow from operating activities of continuing
   operations:
   Earnings of discontinued operations                      (.4)           (1.3)
   Gain on sale of discontinued operations (net
     of impairment charge)                                (11.7)              -
   Non-cash charges and credits:
     Depreciation and amortization                         69.2            69.9
     Restructuring and exit costs                             -              .6
     Other                                                  1.9             3.2
   Changes in selected working capital items:
     Trade receivables                                   (125.8)          (53.7)
     Inventories                                         (129.8)           13.0
     Trade accounts payable                               128.3           (34.9)
   Restructuring spending                                 (15.3)          (21.9)
   Other assets and liabilities                            27.6           (91.9)
--------------------------------------------------------------------------------
   Cash flow from operating activities of
     continuing operations                                152.2             2.1
   Cash flow from operating activities of
     discontinued operations                                2.0            (1.5)
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                    154.2              .6
--------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                           15.4             4.9
Proceeds from sale of discontinued operations,
   net of cash transferred                                 74.6               -
Capital expenditures                                      (45.7)          (50.3)
Purchase of business, net of cash acquired                 (7.9)              -
Capital expenditures of discontinued operations             (.7)           (1.3)
Other investing activities                                 (1.6)           (1.2)
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                     34.1           (47.9)
--------------------------------------------------------------------------------
Financing Activities
Net (decrease) increase in short-term borrowings           (4.3)           81.9
Payments on long-term debt                                  (.3)         (310.4)
Purchase of common stock                                   (3.6)          (77.5)
Issuance of common stock                                   74.3             1.8
Cash dividends                                            (33.4)          (18.6)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                     32.7          (322.8)
Effect of exchange rate changes on cash                    (3.1)            9.6
--------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents          217.9          (360.5)
Cash and cash equivalents at beginning of period          308.2           517.1
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period               $526.1          $156.6
================================================================================
See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries

NOTE 1: ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and six-month periods ended June 27, 2004, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.
     Certain amounts presented for the three and six months ended June 29, 2003, have been reclassified to conform to the 2004 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended June 27, 2004, and June 29, 2003, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended June 27, 2004, and June 29, 2003, was $76.3 million and $100.6 million, respectively.

Stock-Based Compensation
As more fully disclosed in Notes 1 and 16 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three- and six-month periods ended June 27, 2004 and June 29, 2003, is provided below.

                                      -8-

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
(Amounts in Millions Except Per Share Data)                        June 27, 2004    June 29, 2003     June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                              $121.6           $ 75.7            $208.2          $119.1

Adjustments to net earnings for:

   Stock-based compensation expense
     included in net earnings, net of tax                                    2.0               .7               4.3             1.2

   Pro forma stock-based compensation
     (expense), net of tax                                                  (5.0)            (5.5)            (10.8)          (11.2)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                    $118.6           $ 70.9            $201.7          $109.1
====================================================================================================================================

Pro forma net earnings per common share - basic                           $ 1.49           $  .91            $ 2.56          $ 1.40
====================================================================================================================================

Pro forma net earnings per common share
   - assuming dilution                                                    $ 1.47           $  .91            $ 2.53          $ 1.40
====================================================================================================================================

New Accounting Pronouncements
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As provided under FSP No. FAS 106-1, the Corporation elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued or until a significant event occurs that ordinarily would call for the remeasurement of the postretirement benefit plan's obligations. The accrued benefit obligation and the net periodic postretirement benefit cost included in the consolidated financial statements do not reflect the effects of the Act on the Corporation's postretirement benefit plan.
     In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The provisions of FSP No. FAS 106-2 are effective for the first interim or annual period beginning after June 15, 2004. As provided under FSP No. FAS 106-2, the Corporation will prospectively account for the effects of the Act as of the beginning of its third quarter of 2004. The Corporation does not believe that the adoption will have a material impact on its financial position or results of operations.

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

     In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses to Assa Abbloy and received cash proceeds, net of cash transferred, of $74.6 million. Also, in January 2004, the Corporation signed an agreement with Assa Abloy to sell its remaining European security hardware business, DOM, for $28.0 million. That sale is subject to regulatory approval. During the six months ended June 27, 2004, the Corporation recognized an $11.7 million net gain on the sale of these discontinued operations (the "net gain on sale of discontinued operations"). That net gain consisted of a $36.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value inherent in the contractual value of $28.0 million.
     The European security hardware business discussed above is reported as discontinued operations in the consolidated financial statements and prior periods presented have been adjusted to reflect this presentation. Sales and earnings before income taxes of the discontinued operations were $15.2 million and $.0 million, respectively, and $31.3 million and $.8 million, respectively, for the three and six months ended June 27, 2004, and $29.8 million and $2.1 million, respectively, and $58.7 million and $3.2 million, respectively, for the three and six months ended June 29, 2003. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each period, in millions of dollars, were as follows:

--------------------------------------------------------------------------------
                                              June 27, 2004   December 31, 2003
--------------------------------------------------------------------------------
Trade receivables                                     $ 8.7              $ 16.1
Inventories                                            11.1                28.4
Property, plant, and equipment                         15.9                27.9
Goodwill                                               25.0                82.7
Other assets                                            3.9                 5.1
--------------------------------------------------------------------------------
   Total assets                                        64.6               160.2
--------------------------------------------------------------------------------
Trade accounts payable                                  3.6                 8.5
Other accrued liabilities                               8.4                11.5
Postretirement benefits and other long-term
   liabilities                                         16.3                18.0
--------------------------------------------------------------------------------
   Total liabilities                                   28.3                38.0
--------------------------------------------------------------------------------
   Net assets                                         $36.3              $122.2
================================================================================

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                              June 27, 2004   December 31, 2003
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                 $218.0              $186.3
   Finished products                                  602.6               510.3
--------------------------------------------------------------------------------
                                                      820.6               696.6
Adjustment to arrive at LIFO inventory value           15.6                13.3
--------------------------------------------------------------------------------
                                                     $836.2              $709.9
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The terms of the Corporation's $500 million commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. The Corporation's average borrowings outstanding under its unsecured revolving credit facility and its commercial paper program were $301.1 million and $427.3 million for the six-month periods ended June 27, 2004 and June 29, 2003, respectively.
     Indebtedness of subsidiaries of the Corporation in the aggregate principal amount $301.3 million was included in the Consolidated Balance Sheet at June 27, 2004 and December 31, 2003, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                        Three Months Ended                Six Months Ended
                   June 27, 2004   June 29, 2003   June 27, 2004   June 29, 2003
--------------------------------------------------------------------------------
Interest expense           $12.8           $13.8          $ 26.5         $ 32.3
Interest (income)           (8.3)           (6.1)          (16.8)         (12.5)
--------------------------------------------------------------------------------
                           $ 4.5           $ 7.7          $  9.7         $ 19.8
================================================================================

NOTE 6: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's reportable business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                 Reportable Business Segments
                                        ----------------------------------------------
                                            Power     Hardware   Fastening                Currency      Corporate,
                                            Tools &       & Home  & Assembly             Translation    Adjustments,
Three Months Ended June 27, 2004        Accessories  Improvement     Systems     Total   Adjustments  & Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  876.3       $235.9      $152.0  $1,264.2         $33.4          $    -       $1,297.6
Segment profit (loss) (for Consoli-
     dated, operating income)                 124.9         41.6        21.9     188.4           3.3           (20.1)         171.6
Depreciation and amortization                  19.4          7.6         4.1      31.1            .8             2.2           34.1
Capital expenditures                           16.8          5.4         2.2      24.4            .5              .4           25.3

Three Months Ended June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers            $  786.2       $166.0      $132.0  $1,084.2         $ 5.9          $    -       $1,090.1
Segment profit (loss) (for Consoli-
     dated, operating income before
     restructuring and exit costs)             87.3         16.9        19.3     123.5           1.0           (14.2)         110.3
Depreciation and amortization                  20.2          6.7         4.0      30.9            .1             3.8           34.8
Capital expenditures                           15.7          5.1         3.1      23.9            .1              .3           24.3

Six Months Ended June 27, 2004
------------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers            $1,565.9       $456.3     $290.4   $2,312.6         $77.9          $    -       $2,390.5
Segment profit (loss) (for Consoli-
     dated, operating income)                 199.0         73.3       40.3      312.6           6.8           (40.1)         279.3
Depreciation and amortization                  38.7         15.2        8.3       62.2           2.0             5.0           69.2
Capital expenditures                           31.1          8.3        4.5       43.9           1.2              .6           45.7

Six Months Ended June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers            $1,452.6       $312.2      $265.2  $2,030.0         $ (.7)         $    -       $2,029.3
Segment profit (loss) (for Consoli-
     dated, operating income before
     restructuring and exit costs)            146.8         29.9        38.6     215.3            .8           (33.5)         182.6
Depreciation and amortization                  40.3         13.5         7.8      61.6            .1             8.2           69.9
Capital expenditures                           30.9         12.4         6.6      49.9           (.1)             .5           50.3

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

     The reconciliation of segment profit to the Corporation's earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
                                                                   June 27, 2004    June 29, 2003     June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                     $188.4           $123.5            $312.6          $215.3
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                         3.3              1.0               6.8              .8
   Depreciation of Corporate property                                        (.3)             (.2)              (.7)            (.5)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                         .2              3.9                .3             7.7
   Other adjustments booked in consolidation directly
     related to reportable business segments                                (3.4)            (1.2)             (5.5)          (10.0)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
   eliminations, and other amounts identified above                        (16.6)           (16.7)            (34.2)          (30.7)
------------------------------------------------------------------------------------------------------------------------------------
   Operating income before restructuring and exit costs                    171.6            110.3             279.3           182.6
Restructuring and exit costs                                                   -               .4                 -              .6
------------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                        171.6            109.9             279.3           182.0
Interest expense, net of interest income                                     4.5              7.7               9.7            19.8
Other expense                                                                 .2               .6               1.0             2.3
------------------------------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations before income taxes                $166.9           $101.6            $268.6          $159.9
====================================================================================================================================

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
(Amounts in Millions Except Per Share Data)                        June 27, 2004    June 29, 2003     June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings from continuing operations                                $121.8            $74.7            $196.1          $117.8
   Net earnings (loss) of discontinued operations                            (.2)             1.0              12.1             1.3
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                           $121.6            $75.7            $208.2          $119.1
------------------------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                                79.4             77.6              78.9            78.0
   Employee stock options                                                    1.5               .3               1.3              .2
------------------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share
     - adjusted weighted-average shares and
     assumed conversions                                                    80.9             77.9              80.2            78.2
====================================================================================================================================
Basic earnings per share
   Continuing operations                                                  $ 1.53            $ .96            $ 2.49          $ 1.51
   Discontinued operations                                                     -              .02               .15             .02
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                  $ 1.53            $ .98            $ 2.64          $ 1.53
====================================================================================================================================
Diluted earnings per share
   Continuing operations                                                  $ 1.50            $ .96            $ 2.44          $ 1.51
   Discontinued operations                                                     -              .01               .15             .01
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                $ 1.50            $ .97            $ 2.59          $ 1.52
====================================================================================================================================

     As of June 27, 2004, options to purchase approximately .6 million shares of common stock, with a weighted-average exercise price of $60.20, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. These options were anti-dilutive because the related exercise price was greater than the average market price of the common shares during the quarter.

NOTE 8: RESTRUCTURING ACTIVITY
The Corporation's restructuring activities are more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. A summary of restructuring activity during the six-month period ended June 27, 2004, is set forth below (in millions of dollars):

--------------------------------------------------------------------------------
                                            Write-down to
                                               Fair Value
                                            Less Costs to
                                          Sell of Certain
                                Severance      Long-lived       Other
                                 Benefits          Assets     Charges     Total
--------------------------------------------------------------------------------
Restructuring reserve at
     December 31, 2003             $ 42.6           $   -        $1.1    $ 43.7
Reserves established in 2004          5.2               -          .2       5.4
Reversal of reserves                 (4.0)              -           -      (4.0)
Proceeds received in excess
     of the adjusted carrying
     value of long-lived assets         -            (1.4)          -      (1.4)
Utilization of reserves:
     Cash                           (15.2)              -         (.1)    (15.3)
     Non-cash                           -             1.4           -       1.4
Foreign currency translation          (.2)              -           -       (.2)
--------------------------------------------------------------------------------
Total                              $ 28.4           $   -        $1.2    $ 29.6
================================================================================

     During  the  three-  and  six-month   periods  ended  June  27,  2004,  the
Corporation recognized $5.4 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2004 principally reflect severance benefits. The $5.4 million charge recognized during the three- and six-month periods ended June 27, 2004 was offset, however, by the reversal of $4.0 million of severance accruals established as part of previously provided restructuring reserves that were no longer required and $1.4 million representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.
     Of the $29.6 million restructuring accrual as of June 27, 2004, $15.2 million -- principally associated with actions by the Corporation's Power Tools and Accessories segment -- relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. The Corporation anticipates that these restructuring actions will be completed during 2004. Also, $9.1 million relates to restructuring actions associated with the closure of a manufacturing facility in the Corporation's Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses. The Corporation anticipates that these restructuring actions will be completed during 2005. The remaining $5.3 million relates to restructuring actions that were recognized in the second quarter of 2004 and are associated with the Corporation's Power Tools and Accessories segment. The Corporation anticipates that these restructuring actions will be completed during 2005.

NOTE 9: POSTRETIREMENT BENEFITS
The Corporation's pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. The following tables present the components of the Corporation's net periodic cost (benefit) related to its defined benefit pension plans for the three and six months ended June 27, 2004 and June 29, 2003 (in millions of dollars):

---------------------------------------------------------------------------------------------------------
                                          Pension Benefits Plans              Pension Benefits Plans
                                           In the United States            Outside of the United States
                                     --------------------------------    --------------------------------
                                             Three Months Ended                  Three Months Ended
                                      June 27, 2004    June 29, 2003      June 27, 2004    June 29, 2003
---------------------------------------------------------------------------------------------------------
Service cost                                $  4.7           $  4.1                $ 3.6           $ 3.4
Interest cost                                 13.7             14.6                  8.7             6.8
Expected return on  plan assets              (20.6)           (21.7)                (8.6)           (7.7)
Amortization of prior service cost              .3               .3                   .3              .3
Amortization of net actuarial loss             4.0              1.9                  2.5             1.1
---------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                  $ 2.1            $ (.8)               $ 6.5           $ 3.9
=========================================================================================================

---------------------------------------------------------------------------------------------------------
                                          Pension Benefits Plans              Pension Benefits Plans
                                           In the United States            Outside of the United States
                                     --------------------------------    --------------------------------
                                             Six Months Ended                    Six Months Ended
                                      June 27, 2004    June 29, 2003      June 27, 2004    June 29, 2003
---------------------------------------------------------------------------------------------------------
Service cost                                 $  9.4           $  8.2             $  7.0           $  6.8
Interest cost                                  27.4             29.2               17.6             13.6
Expected return on plan assets                (41.2)           (43.4)             (17.3)           (15.6)
Amortization of prior service cost               .6               .6                 .7               .6
Amortization of net actuarial loss              8.0              3.8                5.0              2.3
---------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                  $  4.2           $ (1.6)            $ 13.0           $  7.7
=========================================================================================================

     The Corporation's defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.
     The following table presents the components of the Corporation's net periodic cost related to its defined benefit postretirement plans for the three and six months ended June 27, 2004 and June 29, 2003 (in millions of dollars):

---------------------------------------------------------------------------------------------------------
                                            Three Months Ended                   Six Months Ended
                                      June 27, 2004    June 29, 2003      June 27, 2004    June 29, 2003
---------------------------------------------------------------------------------------------------------
Service cost                                   $ .2             $ .2              $  .4            $  .4
Interest cost                                   2.3              2.7                4.6              5.4
Amortization of prior service cost              (.5)             (.6)              (1.0)            (1.2)
Amortization of net actuarial loss               .4               .5                 .8              1.0
---------------------------------------------------------------------------------------------------------
Net periodic cost                              $2.4            $ 2.8              $ 4.8            $ 5.6
---------------------------------------------------------------------------------------------------------

NOTE 10: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (I.R.S.) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the I.R.S. consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns. The Corporation intends to vigorously dispute the position taken by the I.R.S. in this matter. The Corporation has provided adequate reserves in the event that the I.R.S. prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the I.R.S. prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the
Corporation of approximately $140 million. The Corporation believes that any such cash outflow is unlikely to occur until some time after 2004.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of June 27, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

NOTE 11: SUBSEQUENT EVENT
On July 19, 2004, the Corporation announced that it has signed an agreement to purchase the Tools Group from Pentair, Inc. for approximately $775 million in cash. The transaction, which is subject to regulatory clearances and customary closing conditions, is expected to close later in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments -- Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems -- with these business segments comprising approximately 68%, 19% and 13%, respectively, of the Corporation's sales for the six-month period ended June 27, 2004.
     The Corporation markets its products and services in over 100 countries. During 2003, approximately 63%, 25% and 12% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.
     The Corporation reported net earnings from continuing operations of $121.8 million, or $1.50 per share on a diluted basis, for the three-month period ended June 27, 2004, compared to net earnings from continuing operations of $74.7 million, or $.96 per share on a diluted basis, for the three-month period ended June 29, 2003.
     The Corporation reported net earnings from continuing operations of $196.1 million, or $2.44 per share on a diluted basis, for the six-month period ended June 27, 2004, compared to net earnings from continuing operations of $117.8 million, or $1.51 per share on a diluted basis, for the six-month period ended June 29, 2003. The Corporation reported net earnings of $208.2 million, or $2.59 per share on a diluted basis, for the six-month period ended June 27, 2004, compared to net earnings of $119.1 million, or $1.52 per share on a diluted basis, for the six-month period ended June 29, 2003. As more fully described in
Note 2 of Notes to Consolidated Financial Statements, net earnings for the six months ended June 27, 2004, included a net gain on sale of discontinued operations of $11.7 million.
     Total consolidated sales of $1,297.6 million for the three months ended June 27, 2004, increased by 19% over the corresponding period in 2003. Of that 19% increase, 13% was attributable to an increase in unit volume of existing businesses (that is, the Corporation's businesses excluding the newly acquired Baldwin, Weiser and MasterFix businesses), 6% was attributable to the incremental sales of those newly acquired businesses, and 2% was attributable to the favorable impact of foreign currency translation, offset by 2% attributable to the negative effect of pricing actions. During the six months ended June 27, 2004, total consolidated sales increased by 18% over the corresponding period in the prior year to $2,390.5 million. Of that 18% increase, 11% was attributable to an increase in unit volume of existing businesses (that is, the Corporation's businesses excluding the newly acquired Baldwin, Weiser, and MasterFix businesses), 6% was attributable to the incremental sales of those newly acquired businesses, and 4% was attributable to the favorable impact of foreign currency translation, offset by 3% attributable to the negative effect of pricing actions. Operating income for the three months ended June 27, 2004, increased to $171.6 million, or 13.2 % of sales, from $109.9 million, or 10.1% of sales, in the corresponding period of 2003. Operating income for the six months ended

June 27, 2004, increased to $279.3 million, or 11.7% of sales, from $182.0 million, or 9.0% of sales, in the corresponding period of 2003. The increases in operating income as a percentage of sales during both the second quarter and the first six months of 2004, as compared to the corresponding periods in the prior year, resulted from percentage improvements in both gross margin and selling, general, and administrative expenses. The improvements in gross margin - which increased from 35.8% in both the second quarter and the first six months of 2003 to 37.6% in the second quarter of 2004 and 37.2% in the first six months of 2004
- were mainly attributable to the positive effects of restructuring and other productivity initiatives and favorable foreign currency exchange rates, partially offset by the negative effect of pricing actions. Although selling, general, and administrative expenses for both the second quarter of 2004 and the first six months of 2004 increased over the prior year level, those increases were principally due to incremental expenses of newly acquired businesses and the effects of foreign currency translation. Earnings from continuing operations before income taxes increased by $65.3 million and $108.7 million over the 2003 levels to $166.9 million and $268.6 million for the three months and the six months ended June 27, 2004, respectively. In addition to the improvements in operating income described above, pre-tax earnings from continuing operations benefited from a $3.2 million and $10.1 million reduction in net interest expense during the second quarter of 2004 and the first six months of 2004 from the prior year levels.
     On July 19, 2004, the Corporation announced that it has signed an agreement to purchase the Tools Group from Pentair, Inc. for approximately $775 million in cash. The transaction, which is subject to regulatory clearances and customary closing conditions, is expected to close later in 2004.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

Sales
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended June 27, 2004 and June 29, 2003:

                          ANALYSIS OF CHANGES IN SALES
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                   Six Months Ended
(Dollars in Millions)                                             June 27, 2004    June 29, 2003     June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                                            $1,297.6         $1,090.1          $2,390.5        $2,029.3
------------------------------------------------------------------------------------------------------------------------------------
Unit volume - existing (a)                                                   13 %             (3)%              11 %            (3)%
Unit volume - acquired (b)                                                    6 %              - %               6 %             - %
Price                                                                        (2)%             (2)%              (3)%            (1)%
Currency                                                                      2 %              4 %               4 %             4 %
------------------------------------------------------------------------------------------------------------------------------------
Change in total sales                                                        19 %             (1)%              18 %             - %
====================================================================================================================================

    (a) Represents change in unit volume for businesses where year-to-year comparability exists.
    (b) Represents change in unit volume for businesses that were acquired and were not included in prior period results.

     Total consolidated sales for the three and six months ended June 27, 2004 increased by 19% and 18%, respectively, over sales in the corresponding 2003 periods. Excluding the newly acquired Baldwin, Weiser, and MasterFix businesses, total unit volume increased by 13% and 11%, respectively, during the three and six months ended June 27, 2004, over the corresponding period in 2003. The improvement in both periods was primarily attributable to the Corporation's North American businesses, which benefited from an improving economy. As compared to the corresponding period in 2003, a double-digit increase in sales volume was experienced by the power tools and accessories and plumbing products businesses in North America during both the quarter and the six months ended June 27, 2004. Unit volume of the newly acquired Baldwin, Weiser, and MasterFix businesses contributed 6% to the sales growth for both the three and six months ended June 27, 2004, respectively, as compared to the 2003 period. Pricing actions in response to competitive conditions had a 2% and 3% negative effect on sales for the three-month and six-month periods ended June 27, 2004, respectively, as compared to the corresponding periods in 2003. In addition to pricing actions taken during the first six months of 2004 in response to competitive conditions, the impact of pricing in non-U.S. markets as a result of the favorable currency effects of U.S. dollar sourced products also negatively impacted the comparison to the first six months of 2003. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro and, to a lesser degree, the pound sterling and Canadian dollar, caused a 2% and 4% increase in the Corporation's consolidated sales during the three- and six-month periods ended June 27, 2004, respectively, as compared to the corresponding periods in 2003.

EARNINGS
The Corporation reported consolidated operating income of $171.6 million, or 13.2% of sales, during the three months ended June 27, 2004, as compared to operating income of $109.9 million, or 10.1% of sales, for the corresponding period in 2003. Operating income for the six months ended June 27, 2004 was $279.3 million, or 11.7% of sales, compared to operating income of $182.0 million, or 9.0% of sales, for the corresponding period in 2003. While the Corporation anticipates that it will continue to experience improvement in operating income as a percentage of sales over the remainder of 2004 as compared to 2003, it expects that the rate of improvement will moderate from the percentage point improvement experienced in the second quarter of 2004 and year-to-date 2004 periods given the increases in operating income as a percentage of sales in each of the successive quarterly periods in 2003.
     Consolidated gross margin as a percentage of sales was 37.6% and 35.8% for the three-month periods ended June 27, 2004 and June 29, 2003, respectively, and was 37.2% and 35.8% for the six-month periods ended June 27, 2004 and June 29, 2003, respectively. The results of restructuring and other productivity initiatives, and, in Europe, foreign currency effects favorably impacted gross margin as a percentage of sales. These positive factors were partially offset by negative pricing actions taken by the Corporation as previously described.
     Consolidated selling, general, and administrative expenses as a percentage of sales were 24.4% and 25.6% for the three- and six-month periods ended June 27, 2004, respectively, compared to 25.7% and 26.8% for the three- and six-month periods in the previous year, respectively. Selling, general, and administrative expenses increased by $35.6 million and $67.7 million for the three and six months ended June 27, 2004, respectively, over the corresponding periods in 2003. The incremental expenses of the newly acquired Baldwin, Weiser, and MasterFix businesses accounted for approximately forty percent of the increase during both periods, while approximately one-quarter and one-third of the remaining increases during the three and six months ended June 27, 2004, respectively, resulted from effects of foreign currency translation.
     Consolidated net interest expense (interest expense less interest income) for the three months ended June 27, 2004, was $4.5 million compared to net interest expense of $7.7 million for the three months ended June 29, 2003. Net interest expense was $9.7 million for the six months ended June 27, 2004, compared to net interest expense of $19.8 million for the corresponding period in 2003. The decrease in net interest expense for the three months ended June 27, 2004 as compared to the 2003 period was primarily the result of higher interest income associated with the Corporation's foreign cash investment activities in the 2004 period coupled with lower borrowing levels. The decrease in net interest expense for the six months ended June 27, 2004 as compared to the 2003 period was primarily the result of lower borrowing levels, including the effects of a bond repayment in April 2003, coupled with higher interest income associated with the Corporation's foreign cash investment activities in the 2004 period.
     Other expense was $.2 million and $1.0 million for the three and six months ended June 27, 2004, respectively, compared to $.6 million and $2.3 million for the corresponding periods in 2003.
     Consolidated income tax expense of $45.1 million and $72.5 million was recognized on the Corporation's earnings from continuing operations before income taxes of $166.9 million and $268.6 million for the three- and six-month periods ended June 27, 2004, respectively. Consolidated income tax expense of $26.9 million and $42.1 million was recognized on the Corporation's earnings from continuing operations before income taxes of $101.6 million and $159.9 million for the three- and six-month periods ended June 29, 2003, respectively. The Corporation's effective tax rate of 27% for the three and six months ended June 27, 2004, approximated the 26% effective tax rates for the corresponding periods in 2003. The Corporation's income tax expense and resultant effective tax rate, for both the three- and six-month periods ended June 27, 2004 and June 29, 2003, were based upon the estimated effective tax rates applicable for the full years, after giving effect to any significant items related specifically to interim periods.
     The Corporation reported net earnings from continuing operations of $121.8 million, or $1.50 per share on a diluted basis, for the three-month period ended June 27, 2004, compared to net earnings from continuing operations of $74.7 million, or $.96 per share on a diluted basis, for the three-month period ended June 29, 2003. The Corporation reported net earnings from continuing operations of $196.1 million, or $2.44 per share on a diluted basis, for the six-month period ended June 27, 2004, compared to $117.8 million, or $1.51 per share on a diluted basis, for the corresponding period in 2003.
     The Corporation reported net earnings (loss) from discontinued operations of $(.2) million and $12.1 million during the three- and six-month periods ended June 27, 2004, as compared to $1.0 million and $1.3 million during the corresponding periods of 2003. The discontinued European security hardware business consists of the NEMEF, Corbin, and DOM businesses. As more fully described in Note 2 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the six-month period ended June 27, 2004 included an $11.7 million net gain on sale of discontinued operations. That net gain consisted of a $36.1 million gain on the sale during the first quarter of 2004 of two discontinued businesses (NEMEF and Corbin) partially offset by a $24.4 million goodwill impairment charge associated with the remaining discontinued business (DOM). The sale of the DOM business, currently under contract for $28.0 million, is subject to regulatory approval.

     The Corporation reported net earnings of $121.6 million, or $1.50 per share on a diluted basis, for the three-month period ended June 27, 2004, as compared to net earnings of $75.7 million, or $.97 per share on a diluted basis, for the three-month period ended June 29, 2003. The Corporation reported net earnings of $208.2 million, or $2.59 per share on a diluted basis, for the six-month period ended June 27, 2004, compared to $119.1 million, or $1.52 per share on a diluted basis, for the corresponding period in 2003.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
                                                                   June 27, 2004    June 29, 2003     June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                           $876.3           $786.2          $1,565.9        $1,452.6
Segment profit                                                             124.9             87.3             199.0           146.8
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2004 increased 11% over the 2003 level.
     Sales in North America during the second quarter of 2004 increased at a double-digit rate over the prior year level. Sales of professional power tools and accessories increased at a double-digit rate as sales increases were experienced in all major channels and product lines. In addition, some of the favorable comparative sales performance for professional power tools and accessories in 2004 relates to the retail inventory reductions that were experienced in the 2003 period. Consumer power tools and accessories sales also grew at a double-digit rate as sales of consumer power tools increased significantly over the prior-year level due, in part, to a product line reset at a large retailer. Sales of outdoor products benefited from a shift in the timing of orders -- with outdoor product orders received in the first quarter in 2003 but received during the second quarter in 2004.
     Sales in Europe increased at a mid-single-digit rate during the second quarter of 2004 over 2003 led by a double-digit increase in sales of professional power tools and accessories. In comparison to the second quarter of 2003, sales of European consumer power tools and accessories decreased at a low single-digit rate during the three months ended June 27, 2004 as increases in sales of consumer power tools were more than offset by decreases in sales of outdoor products.
     Sales in other geographic areas increased at a high single-digit rate in the second quarter of 2004, as compared to the prior year level, as sales increased at a double-digit rate in Asia and Australia and sales in Latin and South America increased at a mid-single-digit rate.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 14.3% for the three months ended June 27, 2004, as compared to 11.1% for the corresponding 2003 period. That increase in segment profit as a percentage of sales resulted from both an increase in gross margin as a percentage of sales and a reduction in selling, general, and administrative expenses as a percentage of sales. The gross margin improvement was predominantly attributable to the positive results of restructuring and other productivity initiatives and foreign currency effects, partially offset by the negative effects of pricing actions. Selling, general and administrative expenses as a percentage of sales decreased primarily from the leverage of expense over higher sales volume.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended June 27, 2004 increased 8% over the 2003 level.
     Sales in North America increased at a double-digit rate during the first six months of 2004 over the prior year level. Sales of professional power tools and accessories increased at a double-digit rate as sales increases were experienced in all major channels and product lines. Consumer power tools and accessories sales also grew at a double-digit rate during the six-month period, led by a significant increase in sales of consumer power tools and a mid-single-digit rate increase in sales of outdoor products during the first six months in 2004 over the corresponding period in the prior year.
     Sales in Europe during the six months ended June 27, 2004 decreased at a low single-digit rate from the prior year level. A low single-digit rate of increase in sales of professional power tools and accessories during the first six months of 2004 was more than offset by a high single-digit rate of decrease in sales of consumer power tools and accessories. Weak economic conditions continued to depress sales throughout most of Europe during the six-month period.
     Sales in other geographic areas increased at a high single-digit rate during the first six months of 2004, as compared to the prior year level, as sales increased throughout most of Latin America as well as in Australia and Asia.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment improved from 10.1% for the six months ended June 29, 2003 to 12.7% for the corresponding period in 2004. That increase in segment profit as a percentage of sales primarily resulted from a reduction in selling, general, and administrative expenses as a percentage of sales due to the leverage of expenses over higher sales volume. Gross margin as a percentage of sales also increased slightly during the first six months of 2004 as compared to the corresponding period in 2003 as the positive results of restructuring and other productivity initiatives and foreign currency effects were partially offset by the negative effects of pricing actions.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
                                                                   June 27, 2004    June 29, 2003     June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                           $235.9           $166.0            $456.3          $312.2
Segment profit                                                              41.6             16.9              73.3            29.9
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 42% and 46% during the three months and the six months ended June 27, 2004, respectively, over the corresponding periods in 2003. During the three months ended June 27, 2004, incremental sales of the newly acquired Baldwin and Weiser businesses accounted for 32 percentage points of the 42% increase, while higher sales of the Price Pfister plumbing products and Kwikset security hardware businesses accounted for the remaining 10 percentage points. During the six months ended June 27, 2004, incremental sales of the Baldwin and Weiser businesses accounted for 34 percentage points of the 46% increase, while higher sales of the

Price Pfister and Kwikset businesses accounted for the remaining 12 percentage points. Sales of plumbing products increased at a double-digit rate during both periods, reflecting the expansion of listings at Lowe's Home Improvement Warehouse (Lowe's) that occurred during the third quarter of 2003, as well as growth at other retailers. Sales of Kwikset security hardware products increased at a mid-single-digit rate in the second quarter of 2004 and a high single-digit rate during the first six months of 2004 over the corresponding periods in 2003 due to strong retail sales.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 17.6% and 16.1% for the three and six months ended June 27, 2004, respectively, as compared to 10.2% and 9.6% for the three and six months ended June 29, 2003, respectively. Segment profit as a percentage of sales for the three- and six-month periods ended June 27, 2004, benefited from significant gross margin improvement. That gross margin improvement was primarily driven by the positive effects of restructuring initiatives and productivity improvements. The newly acquired Baldwin and Weiser businesses reduced segment profit as a percentage of sales for the Hardware and Home Improvement segment during both the second quarter and first six months of 2004 by approximately one percentage point. While the Corporation anticipates that the Hardware and Home Improvement segment will continue to experience increases in segment profit as a percentage of sales over the remainder of 2004 as compared to 2003, it expects that the rate of improvement will moderate from the significant improvements experienced in the second quarter and first six months of 2004 given the increases in the comparable segment profit as a percentage of sales in each of the successive quarterly periods in 2003. In addition, restructuring-related expenses -- associated with the integration of the Baldwin and Weiser businesses into the Kwikset security hardware business --are anticipated to increase during the remainder of 2004 as integration actions intensify.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Six Months Ended
                                                                   June 27, 2004    June 29, 2003     June 27, 2004   June 29, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                                           $152.0           $132.0            $290.4          $265.2
Segment profit                                                              21.9             19.3              40.3            38.6
------------------------------------------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 15% in the second quarter of 2004 and 10% in the first six months of 2004 over the corresponding 2003 periods. During March 2004, the Corporation completed the acquisition of the MasterFix B.V. (MasterFix), an industrial fastening company with operations in Europe and Asia, which is expected to generate annualized sales of approximately $20 million. Incremental sales of the MasterFix business accounted for 4 percentage points of the 15% sales increase during the second quarter of 2004 and 2 percentage points of the 10% sales increase during the first six months of 2004. Sales in Asia increased at a double-digit rate during both the three- and six-month periods ended June 27, 2004 as compared to the corresponding periods in 2003. Sales of industrial fasteners in the rest of the world grew at a double-digit rate during both the second quarter and the first half of 2004 as well, but approximately half of the rate of increase in sales in both periods was due to the acquisition of the MasterFix business. Sales of automotive fasteners in the rest of the world grew at a mid-single-digit rate during both the three- and six-month periods ended June 27, 2004, over the corresponding periods in 2003.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment of 14.4% in the second quarter of 2004 decreased from 14.6% in the prior year and from 14.6% in the first half of 2003 to 13.9% for the corresponding period in 2004. Segment profit as a percentage of sales during the second quarter approximated the prior year level as increased materials costs were nearly offset by other productivity improvements. The decline during the six-month period was attributable to unfavorable product mix as well as costs associated with the transfer of production from a small manufacturing facility. The acquisition of MasterFix did not have a significant effect on segment profit of the Fastening and Assembly Systems segment during either the second quarter or the first half of 2004.

Other Segment-Related Matters
As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, in Item 7 under the caption "Financial Condition", the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2004 will increase over the 2003 levels. The Corporation anticipates that its expense recognized relating to its pension and other postretirement benefit plans will increase by approximately $20 million over the 2003 levels. The adjustment to businesses' postretirement benefit expense booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $.2 million and $3.9 million for the three-month periods ended June 27, 2004 and June 29, 2003, respectively. The adjustment to businesses' postretirement benefit expense booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $.3 million and $7.7 million for the six-month periods ended June 27, 2004 and June 29, 2003, respectively. These decreases reflect the impact excluded from the Corporation's reportable business segments of that increase in pension and other postretirement benefits expense.
     Expenses  directly  related  to  reportable  business  segments  booked  in consolidation and, thus, excluded from segment profit for the reportable business segments were $3.4 million and $5.5 million for the three- and six-month periods ended June 27, 2004, respectively, and $1.2 million and $10.0 million for the three- and six-month periods ended June 29, 2003, respectively. The principal item that contributed to the increase in expenses between the three-month periods was certain expenses recorded in the 2004 quarter relating to the Hardware and Home Improvement segment. The principal items that contributed to the decrease in expenses between the six-month periods were a higher level of restructuring-related expenses (associated with the Power Tools and Accessories segment) that was recognized in the 2003 period.
     Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 6 of Notes to Consolidated financial statements were $(16.6) million and $(34.2) million for the three- and six-month periods ended June 27, 2004, respectively, and $(16.7) million and $(30.7) million for the three- and six-month periods ended June 29, 2003, respectively. The slight decrease in these unallocated Corporate center operating expenses for the three months ended June 27, 2004, as compared to the prior year level, was primarily due to lower employee-related expenses not allocated directly to the Corporation's business segments, offset in large part by higher reserves for certain environmental remediation matters established during the second quarter. The increase in unallocated Corporate center operating expenses for the six months ended June 27, 2004 was also due to the establishment of higher reserves for certain environmental remediation matters, but was also due to higher employee-related expenses not allocated directly to the Corporation's business segments.

RESTRUCTURING ACTIVITY
The Corporation's restructuring activities are more fully discussed in Note 8 of Notes to Consolidated Financial Statements and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 in both Item 7 under the caption "Restructuring Actions" and Item 8 in Note 19 of Notes to Consolidated Financial Statements.
     The Corporation realized incremental benefits of approximately $22 million and $42 million during the three and six months ended June 27, 2004, respectively, net of restructuring-related expenses. Of those restructuring savings, approximately 85% benefited gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.
     The Corporation expects that incremental pre-tax savings associated with the restructuring plan that was formulated in the fourth quarter of 2001 will benefit results by approximately $60 million in 2004 and $10 million in 2005, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2004 and 2005, approximately 80-85% will benefit gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.
     The Corporation expects that pre-tax savings associated with the restructuring actions associated with the integration of Baldwin and Weiser into its Kwikset security hardware business will benefit 2005 and 2006 results by approximately $5 million and $25 million, respectively, net of restructuring-related expenses. The restructuring-related expenses associated with these integration plans will have an adverse pre-tax impact of approximately $15 million in 2004.
     Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

FINANCIAL CONDITION
Operating activities provided cash of $154.2 million for the six months ended June 27, 2004, as compared to $.6 million of cash provided in the corresponding period in 2003. Cash flow from operating activities included positive cash flow from discontinued operations of $2.0 million for the six months ended June 27, 2004 and negative cash flow from discontinued operations of $1.5 million for the six months ended June 29, 2003. The increase in cash provided by operating activities during the six months ended June 27, 2004, as compared to the prior year level, was primarily a result of increased earnings from continuing operations and lower cash usage associated with current assets and liabilities. Increases in accounts payable and accrued liabilities -- associated with higher production levels as well as the timing of payments -- exceeded the increase in accounts receivable and inventory -- associated with the higher level of sales, and, for inventory, to achieve higher service levels -- in the first half of 2004 as compared to the corresponding 2003 period.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at June 27, 2004, decreased slightly from the number of days sales outstanding at June 29, 2003. Average inventory turns at June 27, 2004, increased modestly in comparison to the same period in 2003. Average inventory turns as of June 29, 2003 were affected by safety stock that the Corporation maintained during 2003 related to the Corporation's restructuring program as well as to lower-than-expected sales in the first half of 2003.
     Investing activities for the six months ended June 27, 2004, provided cash of $34.1 million as compared to $47.9 million of cash used during the corresponding period in 2003. The increase in cash provided was primarily due to $74.6 million of net proceeds from the sale of two of the discontinued European security hardware businesses and proceeds from the sale of a former manufacturing site. Investing activities for the six months ended June 27, 2004 included a payment of $7.9 million, net of cash acquired, related to the purchase of MasterFix. The results of MasterFix, included in the consolidated financial statements from the date of acquisition, were not material. While there was a reduction in capital expenditures during the first six months of 2004 as compared to 2003, the Corporation anticipates that its capital spending in 2004 will approximate $120 million -- an increase from the $102.5 million of capital expenditures incurred in 2003.
     In January 2004, the Corporation signed an agreement to sell its remaining discontinued business, DOM, for $28.0 million. The sale of DOM is subject to regulatory approval.
     In July 2004, the Corporation announced that it has signed an agreement to purchase the Tools Group from Pentair, Inc. for approximately $775 million in cash. The transaction, which is subject to regulatory clearances and customary closing conditions, is expected to close later in 2004.
     Financing activities provided cash of $32.7 million during the six-month period ended June 27, 2004, as compared to cash used of $322.8 million during the corresponding period in 2003. Cash provided by financing activities for the 2004 period was principally attributable to $74.3 million in proceeds received on the issuance of common stock under employee benefit plans, which exceeded cash dividends of $33.4 million. Cash provided by financing activities in the 2004 period were reduced by the Corporation's dividend payments, which increased -- on a per share basis -- from $.24 during the first six months of 2003 to $.42 during the first six months of 2004. Cash used by financing activities for the 2003 period was principally attributable to the repayment of $309.5 million of debt that was repaid on April 1, 2003. During the six months ended June 27, 2004, the Corporation repurchased 66,100 shares of its common stock at an aggregate cost of $3.6 million. During the corresponding period in 2003, the Corporation repurchased 2,011,570 shares of its common stock at an aggregate cost of $77.5 million. As of June 27, 2004, the Corporation had remaining authorization from its Board of Directors to repurchase 2,845,495 shares of its common stock.
     The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 47% at both June 27, 2004 and December 31, 2003. Average debt maturity was 8.3 years at June 27, 2004, compared to 8.8 years at December 31, 2003.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, to complete the restructuring actions previously described, and, subject to regulatory approvals, to complete the acquisition of Pentair's Tool Group. In order to meet its cash requirements, the Corporation intends to use its existing cash, internally generated funds, to borrow under its existing and future unsecured revolving credit facility or under short-term borrowing facilities, and to seek term financing. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES
     (a) Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of June 27, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.
     (b) There have been no changes in the Corporation's internal controls over financial reporting during the quarterly period ended June 27, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                         THE BLACK & DECKER CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of June 27, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Total Number of         Maximum Number
                                                                                            Shares Purchased     of Shares that May
                                                  Total Number of      Average Price     as Part of Publicly       Yet be Purchased
 Period (a)                                      Shares Purchased     Paid Per Share     Announced Plans (b)         Under the Plan
------------------------------------------------------------------------------------------------------------------------------------
March 29, 2004 through
     April 25, 2004                                             -             $    -                       -              2,911,595
April 26, 2004 through
     May 23, 2004                                          66,100             $54.90                  66,100              2,845,495
May 24, 2004 through
     June 27, 2004                                              -             $    -                       -              2,845,495
------------------------------------------------------------------------------------------------------------------------------------
Total                                                      66,100             $54.90                  66,100              2,845,495
====================================================================================================================================

     (a) The periods represent the Corporation's monthly fiscal calendar.
     (b) All purchases were made under the Corporation's publicly announced repurchase plan. In February 2003, the Corporation announced that it had authorization from its Board of Directors to repurchase 1,911,545 shares of its common stock, which authorization was subsequently increased by an additional two million shares. There is no expiration date or current intent to terminate the repurchase plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No.        Description

              10 The Black & Decker Supplemental Executive Retirement Plan, as amended and restated.

              31.1 Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

              99 Purchase Agreement between The Black & Decker Corporation and Pentair, Inc. dated as of July 16, 2004. (Certain schedules and attachments have been omitted. The Corporation agrees to provide a copy of these schedules and attachments to the Securities and Exchange Commission upon request.)

On April 6, 2004, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 and Item 12 of that Form, stated that, on April 6, 2004, the Corporation announced that it expected to report sales growth of 16% for the first quarter of 2004, or mid-single-digit growth excluding currency translation and acquisitions, and that its first quarter diluted earnings per share from continuing operations would be in the $.90-to-$.93 range.

On April 15, 2004, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 5 of that Form, stated that the Corporation had established budgeted rates of exchange for 2004 and, accordingly, had updated segment data for prior periods to reflect the translation of segment assets, elements of segment profit, and certain other segment data at the budgeted rates of exchange for 2004.

On April 20, 2004, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 and Item 12 of that Form, stated that, on April 20, 2004, the Corporation had reported its earnings for the three months ended March 28, 2004.

On June 9, 2004, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 9 of that Form, stated that the Corporation expected to meet or exceed its forecast of mid-single-digit sales growth, excluding currency translation and acquisitions, and securities analysts' mean estimate of diluted earnings per share from continuing operations of $1.24 for the second quarter of 2004.

The Corporation did not file nor furnish any other reports on Form 8-K during the three-month period ended June 27, 2004.

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




Date:  August 5, 2004