Form 10-Q
period 2004-09-26
BLACK & DECKER CORP
filed 2004-11-05
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                September 26, 2004
                              --------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
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
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (410) 716-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  YES       NO
                                   -----     -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   X  YES       NO
                                            -----     -----

The  number of shares  of Common  Stock  outstanding  as of  October  24,  2004:
80,740,042
----------

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

                         THE BLACK & DECKER CORPORATION

                                INDEX - FORM 10-Q

                               September 26, 2004

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Statement of Earnings (Unaudited)
      For the Three Months and Nine Months Ended September 26, 2004 and
      September 28, 2003.......................................................3

    Consolidated Balance Sheet
      September 26, 2004 (Unaudited) and December 31, 2003.....................4

    Consolidated Statement of Stockholders' Equity (Unaudited)
      For the Nine Months Ended September 26, 2004 and September 28, 2003......5

    Consolidated Statement of Cash Flows (Unaudited)
      For the Nine Months Ended September 26, 2004 and September 28, 2003......6

    Notes to Consolidated Financial Statements (Unaudited).....................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................19

Item 3. Quantitative and Qualitative Disclosures about Market Risk............32

Item 4. Controls and Procedures...............................................32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................33

Item 6. Exhibits..............................................................34

SIGNATURES....................................................................35

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended               Nine Months Ended
                                                                      September 26,   September 28,    September 26,  September 28,
                                                                               2004            2003             2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                      $1,282.5        $1,115.8         $3,673.0       $3,145.1
   Cost of goods sold                                                         809.2           720.2          2,309.3        2,023.5
   Selling, general, and administrative expenses                              315.3           266.9            926.4          810.3
   Restructuring and exit costs                                                   -            21.0                -           21.6
------------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                              158.0           107.7            437.3          289.7
   Interest expense (net of interest income)                                    4.1             7.6             13.8           27.4
   Other expense                                                                1.4              .3              2.4            2.6
------------------------------------------------------------------------------------------------------------------------------------
Earnings from Continuing Operations
   Before Income Taxes                                                        152.5            99.8            421.1          259.7
   Income taxes                                                                41.2            26.6            113.7           68.7
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings from Continuing Operations                                       111.3            73.2            307.4          191.0
Discontinued Operations (Net of Income Taxes):
   Earnings of discontinued operations                                           .2             1.2               .6            2.5
   Gain on sale of discontinued operations (Note 2)                             1.0               -             12.7              -
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings from Discontinued Operations                                       1.2             1.2             13.3            2.5
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings                                                               $  112.5        $   74.4         $  320.7       $  193.5
====================================================================================================================================

Basic Earnings Per Common Share
   Continuing Operations                                                   $   1.38        $    .94         $   3.88       $   2.45
   Discontinued Operations                                                      .02             .02              .16            .03
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share - Basic                                      $   1.40        $    .96         $   4.04       $   2.48
====================================================================================================================================
Shares Used in Computing Basic Earnings Per
   Share (in Millions)                                                         80.1            77.7             79.3           77.9
====================================================================================================================================

Diluted Earnings Per Common Share
   Continuing Operations                                                   $   1.35        $    .94         $   3.80       $   2.45
   Discontinued Operations                                                      .02             .01              .16            .03
------------------------------------------------------------------------------------------------------------------------------------
Net Earnings Per Common Share - Assuming
   Dilution                                                                $   1.37        $    .95         $   3.96       $   2.48
====================================================================================================================================
Shares Used in Computing Diluted Earnings Per
   Share (in Millions)                                                         82.3            78.0             80.9           78.1
====================================================================================================================================

Dividends Per Common Share                                                 $    .21        $    .12         $    .63       $    .36
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

--------------------------------------------------------------------------------
                                                 September 26,
                                                          2004     December 31,
                                                   (Unaudited)             2003
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                             $  626.4         $  308.2
Trade receivables                                        982.7            808.6
Inventories                                              903.4            709.9
Current assets of discontinued operations                 66.3            160.2
Other current assets                                     179.8            216.1
--------------------------------------------------------------------------------
   Total Current Assets                                2,758.6          2,203.0
--------------------------------------------------------------------------------
Property, Plant, and Equipment                           613.9            660.2
Goodwill                                                 786.6            771.7
Other Assets                                             578.8            587.6
--------------------------------------------------------------------------------
                                                      $4,737.9         $4,222.5
================================================================================

Liabilities and Stockholders' Equity
Short-term borrowings                                 $    2.8         $     .1
Current maturities of long-term debt                        .4               .4
Trade accounts payable                                   508.1            379.8
Current liabilities of discontinued operations            29.8             38.0
Other accrued liabilities                                880.2            893.8
--------------------------------------------------------------------------------
   Total Current Liabilities                           1,421.3          1,312.1
--------------------------------------------------------------------------------
Long-Term Debt                                           909.8            915.6
Deferred Income Taxes                                    180.8            179.8
Postretirement Benefits                                  460.7            451.9
Other Long-Term Liabilities                              506.7            516.6
Stockholders' Equity
Common stock, par value $.50 per share                    40.3             39.0
Capital in excess of par value                           616.4            486.7
Unearned restricted stock compensation                   (12.2)              --
Retained earnings                                      1,043.4            773.0
Accumulated other comprehensive income (loss)           (429.3)          (452.2)
--------------------------------------------------------------------------------
   Total Stockholders' Equity                          1,258.6            846.5
--------------------------------------------------------------------------------
                                                      $4,737.9         $4,222.5
================================================================================
See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                        Outstanding           Capital in                      Other           Total
                                                             Common     Par    Excess of   Retained   Comprehensive   Stockholders'
                                                             Shares   Value    Par Value   Earnings   Income (Loss)          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                             79,604,786   $39.8       $550.1    $ 524.3        $(514.6)          $599.6
Comprehensive income:
   Net earnings                                                  --      --           --      193.5             --            193.5
   Net loss on derivative
     instruments (net of tax)                                    --      --           --         --           (2.0)            (2.0)
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)                             --      --           --         --           (3.1)            (3.1)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             --      --           --      193.5           (5.1)           188.4
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.36 per share)                                  --      --           --      (28.0)            --            (28.0)
Purchase and retirement of
   common stock                                          (2,011,570)   (1.0)       (76.5)        --             --            (77.5)
Common stock issued under
   employee benefit plans                                   127,798      .1          4.7         --             --              4.8
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 28, 2003                            77,721,014   $38.9       $478.3     $689.8        $(519.7)          $687.3
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Unearned                Accumulated
                                         Outstanding           Capital in     Restricted                      Other           Total
                                              Common     Par    Excess of          Stock   Retained   Comprehensive   Stockholders'
                                              Shares   Value    Par Value   Compensation   Earnings   Income (Loss)          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              77,933,464   $39.0       $486.7         $   --     $773.0        $(452.2)        $  846.5
Comprehensive income:
   Net earnings                                   --      --           --             --      320.7             --            320.7
   Net gain on derivative
     instruments (net of tax)                     --      --           --             --         --           17.9             17.9
   Foreign currency translation
     adjustments, less effect of
     hedging activities (net of tax)              --      --           --             --         --           33.7             33.7
   Write-off of accumulated
     foreign currency translation
     adjustments due to sale
     of businesses                                --      --           --             --         --          (28.7)           (28.7)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                              --      --           --             --      320.7           22.9            343.6
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends ($.63 per share)                   --      --           --             --      (50.3)            --            (50.3)
Restricted stock grants                      255,296      .1         14.0          (14.1)        --             --               --
Restricted stock amortization, net
   of forfeitures                             (3,700)     --          (.2)           1.9         --             --              1.7
Purchase and retirement of
   common stock                              (66,100)     --         (3.6)            --         --             --             (3.6)
Common stock issued under
   employee benefit plans                  2,511,770     1.2        119.5             --         --             --            120.7
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 26, 2004             80,630,730   $40.3       $616.4         $(12.2)  $1,043.4        $(429.3)        $1,258.6
====================================================================================================================================

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)
--------------------------------------------------------------------------------
                                                       Nine Months Ended
                                                September 26,     September 28,
                                                         2004              2003
--------------------------------------------------------------------------------
Operating Activities
Net earnings                                          $ 320.7           $ 193.5
Adjustments to reconcile net earnings to cash
   flow from operating activities of continuing
   operations:
   Earnings of discontinued operations                    (.6)             (2.5)
   Gain on sale of discontinued operations
      (net of impairment charge)                        (12.7)                -
   Non-cash charges and credits:
     Depreciation and amortization                      103.0             100.7
     Restructuring and exit costs                           -              21.6
     Other                                                (.5)             (4.8)
   Changes in selected working capital items:
     Trade receivables                                 (167.9)           (110.8)
     Inventories                                       (188.0)             (3.4)
     Trade accounts payable                             126.8              72.6
   Restructuring spending                               (19.5)            (31.0)
   Other assets and liabilities                         100.0             (78.8)
--------------------------------------------------------------------------------
   Cash flow from operating activities of
      continuing operations                             261.3             157.1
   Cash flow from operating activities of
      discontinued operations                             3.0               3.0
--------------------------------------------------------------------------------
   Cash Flow From Operating Activities                  264.3             160.1
--------------------------------------------------------------------------------
Investing Activities
Proceeds from disposal of assets                         15.8               9.7
Proceeds from sale of discontinued operations,
   net of cash transferred                               77.5                 -
Capital expenditures                                    (74.0)            (77.8)
Purchase of businesses, net of cash acquired            (12.6)                -
Investing activities of discontinued operations           (.9)             (1.7)
Cash inflow from hedging activities                       4.2                 -
Cash outflow from hedging activities                     (7.0)                -
Other investing activities, net                             -              (1.0)
--------------------------------------------------------------------------------
   Cash Flow From Investing Activities                    3.0             (70.8)
--------------------------------------------------------------------------------
Financing Activities
Net (decrease) increase in short-term borrowings         (1.7)              5.3
Payments on long-term debt                                (.4)           (310.5)
Purchase of common stock                                 (3.6)            (77.5)
Issuance of common stock                                105.2               4.0
Cash dividends                                          (50.3)            (28.0)
--------------------------------------------------------------------------------
   Cash Flow From Financing Activities                   49.2            (406.7)
Effect of exchange rate changes on cash                   1.7               2.2
--------------------------------------------------------------------------------
Increase (Decrease) In Cash And Cash Equivalents        318.2            (315.2)
Cash and cash equivalents at beginning of period        308.2             517.1
--------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period            $ 626.4           $ 201.9
================================================================================
See Notes to Consolidated Financial Statements (Unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Black & Decker Corporation and Subsidiaries

NOTE 1: ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated financial statements of The Black & Decker Corporation (collectively with its subsidiaries, the Corporation) have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations.
     Operating results for the three- and nine-month periods ended September 26, 2004, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.
     Certain amounts presented for the three and nine months ended September 28, 2003, have been reclassified to conform to the 2004 presentation.
     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended September 26, 2004, and September 28, 2003, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended September 26, 2004 and September 28, 2003, was $142.7 million and $43.3 million, respectively.

Stock-Based Compensation
As more fully disclosed in Notes 1 and 16 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three- and nine-month periods ended September 26, 2004 and September 28, 2003, is provided below.

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                  Nine Months Ended
(Amounts in Millions Except Per Share Data)                        September 26,    September 28,     September 26,   September 28,
                                                                            2004             2003              2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                             $ 112.5           $ 74.4           $ 320.7         $ 193.5
Adjustments to net earnings for:
   Stock-based compensation expense
     included in net earnings, net of tax                                    3.5               .4               7.8             1.6

   Pro forma stock-based compensation
     (expense), net of tax                                                  (5.8)            (4.3)            (16.6)          (15.5)
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                   $ 110.2           $ 70.5           $ 311.9         $ 179.6
====================================================================================================================================
Pro forma net earnings per common share - basic                          $  1.37           $  .91           $  3.93         $  2.31
====================================================================================================================================
Pro forma net earnings per common share
   - assuming dilution                                                   $  1.35           $  .91           $  3.88         $  2.31
====================================================================================================================================

New Accounting Pronouncements
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As provided under FSP No. FAS 106-1, the Corporation elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy was issued or until a significant event occured that ordinarily would call for the remeasurement of the postretirement benefit plan's obligations.
     In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The provisions of FSP No. FAS 106-2 are effective for the first interim or annual period beginning after June 15, 2004, and as such, the Corporation prospectively accounted for the effects of the Act as of the beginning of its third quarter of 2004. The accrued benefit obligation and the net periodic postretirement cost included in the consolidated financial statements, for the periods prior to the date of adoption, do not reflect the effects of the Act on the Corporation's postretirement benefit plan. The adoption did not have a material impact on the Corporation's financial position or results of operations.

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

     In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses to Assa Abloy and received cash proceeds, net of cash transferred, of $74.6 million. In September 2004, the Corporation received additional cash proceeds of $2.9 million. These additional cash proceeds reflect the final adjustment to the purchase price for the net assets of the NEMEF and Corbin businesses at the date of closing. Also, in January 2004, the Corporation signed an agreement with Assa Abloy to sell its remaining European security hardware business, DOM, for $28.0 million. The DOM sales contract provides the Corporation with the right to terminate the sales contract in the event that regulatory approval is not obtained by December 31, 2004. In August 2004, the German Federal Cartel Office indicated its disapproval of the sale of DOM to Assa Abloy. Therefore, it is unlikely that the sale to Assa Abloy will occur by December 31, 2004 as required by the sales contract. If the Corporation is unable to sell the DOM business to Assa Abloy by December 31, 2004, it intends to market the business for sale to other potential buyers. During the three and nine months ended September 26, 2004, the Corporation recognized a $1.0 million and $12.7 million gain on the sale of the discontinued operations, respectively. The gain recognized during the nine months ended September 26, 2004 consisted of a $37.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value inherent in the contractual value of $28.0 million.
    The European security hardware business discussed above is reported as discontinued operations in the consolidated financial statements and prior periods presented have been adjusted to reflect this presentation. Sales and earnings before income taxes of the discontinued operations were $15.7 million and $.5 million, respectively, and $47.0 million and $1.3 million, respectively, for the three and nine months ended September 26, 2004, and $27.9 million and $2.0 million, respectively, and $86.6 million and $5.2 million, respectively, for the three and nine months ended September 28, 2003. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each period, in millions of dollars, were as follows:

--------------------------------------------------------------------------------
                                       September 26, 2004     December 31, 2003
--------------------------------------------------------------------------------
Trade receivables                                  $  8.1               $  16.1
Inventories                                          11.6                  28.4
Property, plant, and equipment                       15.8                  27.9
Goodwill                                             25.7                  82.7
Other assets                                          5.1                   5.1
--------------------------------------------------------------------------------
   Total assets                                      66.3                 160.2
--------------------------------------------------------------------------------
Trade accounts payable                                4.0                   8.5
Other accrued liabilities                             8.7                  11.5
Postretirement benefits and
   other long-term liabilities                       17.1                  18.0
--------------------------------------------------------------------------------
   Total liabilities                                 29.8                  38.0
--------------------------------------------------------------------------------
   Net assets                                      $ 36.5               $ 122.2
================================================================================

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                                          September 26, 2004  December 31, 2003
--------------------------------------------------------------------------------
FIFO cost
   Raw materials and work-in-process                 $ 218.3            $ 186.3
   Finished products                                   670.5              510.3
--------------------------------------------------------------------------------
                                                       888.8              696.6
Adjustment to arrive at LIFO inventory value            14.6               13.3
--------------------------------------------------------------------------------
                                                     $ 903.4            $ 709.9
================================================================================

     Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: SHORT-TERM BORROWINGS AND LONG-TERM DEBT
In September 2004, the Corporation increased the maximum amount authorized for issuance under its commercial paper program from $500 million to $1.0 billion. The Corporation's commercial paper program, which has been in existence since 2002, allows the Corporation to issue, at market rates, commercial paper with maturities of up to 365 days.
     The Corporation's average borrowings outstanding under its commercial paper program and its unsecured revolving credit facility were $278.5 million and $401.6 million for the nine-month periods ended September 26, 2004 and September 28, 2003, respectively.
     Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $303.8 million and $301.3 million were included in the Consolidated Balance Sheet at September 26, 2004 and December 31, 2003, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

--------------------------------------------------------------------------------
                         Three Months Ended             Nine Months Ended
                    September 26,  September 28,   September 26,  September 28,
                             2004           2003            2004           2003
--------------------------------------------------------------------------------
Interest expense           $ 13.7         $ 13.4          $ 40.2         $ 45.7
Interest (income)            (9.6)          (5.8)          (26.4)         (18.3)
--------------------------------------------------------------------------------
                           $  4.1         $  7.6          $ 13.8         $ 27.4
================================================================================

NOTE 6: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's reportable business segments (in millions of dollars):

------------------------------------------------------------------------------------------------------------------------------------
                                                  Reportable Business Segments
                                         -----------------------------------------------
                                               Power     Hardware   Fastening                Currency      Corporate,
                                             Tools &       & Home  & Assembly             Translation    Adjustments,
Three Months Ended September 26, 2004    Accessories  Improvement     Systems      Total  Adjustments  & Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $   854.4      $ 248.3     $ 142.4   $1,245.1      $  37.4          $    -     $ 1,282.5
Segment profit (loss) (for Consoli-
     dated, operating income)                  121.2         38.0        17.5      176.7          4.1           (22.8)        158.0
Depreciation and amortization                   20.4          6.1         4.2       30.7           .9             2.2          33.8
Capital expenditures                            14.9          8.9         3.7       27.5           .7              .1          28.3

Three Months Ended September 28, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $   808.5      $ 174.3     $ 126.3   $1,109.1      $   6.7          $    -     $ 1,115.8
Segment profit (loss) (for Consoli-
     dated, operating income before
     restructuring and exit costs)              98.1         25.1        17.2      140.4          (.4)          (11.3)        128.7
Depreciation and amortization                   21.2          4.7         3.9       29.8           .2              .8          30.8
Capital expenditures                            23.0           .8         3.1       26.9           .4              .2          27.5

Nine Months Ended September 26, 2004
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $ 2,420.3      $ 704.6     $ 432.8   $3,557.7      $ 115.3          $    -     $ 3,673.0
Segment profit (loss) (for Consoli-
     dated, operating income)                  320.2        111.3        57.8      489.3         10.9           (62.9)        437.3
Depreciation and amortization                   59.1         21.3        12.5       92.9          2.9             7.2         103.0
Capital expenditures                            46.0         17.2         8.2       71.4          1.9              .7          74.0

Nine Months Ended September 28, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $ 2,261.1      $ 486.5     $ 391.5   $3,139.1      $   6.0          $    -     $ 3,145.1
Segment profit (loss) (for Consoli-
     dated, operating income before
     restructuring and exit costs)             244.9         55.0        55.8      355.7           .4           (44.8)        311.3
Depreciation and amortization                   61.5         18.2        11.7       91.4           .3             9.0         100.7
Capital expenditures                            53.9         13.2         9.7       76.8           .3              .7          77.8

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

     The reconciliation of segment profit to the Corporation's earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                  Nine Months Ended
                                                                   September 26,    September 28,     September 26,   September 28,
                                                                            2004             2003              2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Segment profit for total reportable business segments                    $ 176.7          $ 140.4           $ 489.3         $ 355.7
Items excluded from segment profit:
   Adjustment of budgeted foreign exchange rates
     to actual rates                                                         4.1              (.4)             10.9              .4
   Depreciation of Corporate property                                        (.3)             (.3)             (1.0)            (.8)
   Adjustment to businesses' postretirement benefit
     expenses booked in consolidation                                         .1              3.8                .4            11.5
   Other adjustments booked in consolidation directly
     related to reportable business segments                                (3.1)             1.0              (8.6)           (9.0)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
   eliminations, and other amounts identified above                        (19.5)           (15.8)            (53.7)          (46.5)
------------------------------------------------------------------------------------------------------------------------------------
   Operating income before restructuring and exit costs                    158.0            128.7             437.3           311.3
Restructuring and exit costs                                                   -             21.0                 -            21.6
------------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                        158.0            107.7             437.3           289.7
Interest expense, net of interest income                                     4.1              7.6              13.8            27.4
Other expense                                                                1.4               .3               2.4             2.6
------------------------------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations before income taxes               $ 152.5           $ 99.8           $ 421.1         $ 259.7
====================================================================================================================================

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                  Nine Months Ended
                                                                   September 26,    September 28,     September 26,   September 28,
(Amounts in Millions Except Per Share Data)                                 2004             2003              2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings from continuing operations                               $ 111.3           $ 73.2           $ 307.4         $ 191.0
   Net earnings of discontinued operations                                   1.2              1.2              13.3             2.5
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                          $ 112.5           $ 74.4           $ 320.7         $ 193.5
====================================================================================================================================
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                                                80.1             77.7              79.3            77.9
   Employee stock options                                                    2.2               .3               1.6              .2
------------------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share
     - adjusted weighted-average shares and
     assumed conversions                                                    82.3             78.0              80.9            78.1
====================================================================================================================================
Basic earnings per share
   Continuing operations                                                 $  1.38           $  .94           $  3.88         $  2.45
   Discontinued operations                                                   .02              .02               .16             .03
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                 $  1.40           $  .96           $  4.04         $  2.48
====================================================================================================================================
Diluted earnings per share
   Continuing operations                                                 $  1.35           $  .94           $  3.80         $  2.45
   Discontinued operations                                                   .02              .01               .16             .03
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                               $  1.37           $  .95           $  3.96         $  2.48
====================================================================================================================================

As of September 26, 2004, there were no anti-dilutive options outstanding.

NOTE 8: RESTRUCTURING ACTIVITY
The Corporation's restructuring activities are more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. A summary of restructuring activity during the nine-month period ended September 26, 2004, is set forth below (in millions of dollars):

--------------------------------------------------------------------------------
                                              Write-down to
                                                 Fair Value
                                              Less Costs to
                                            Sell of Certain
                                Severance        Long-lived      Other
                                 Benefits            Assets    Charges    Total
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2003               $ 42.6             $   -     $  1.1   $ 43.7
Reserves established in 2004          5.2                 -         .2      5.4
Reversal of reserves                 (4.0)                -          -     (4.0)
Proceeds received in excess
   of the adjusted carrying
   value of long-lived assets           -              (1.4)         -     (1.4)
Utilization of reserves:
   Cash                             (19.4)                -        (.1)   (19.5)
   Non-cash                             -               1.4          -      1.4
--------------------------------------------------------------------------------
Restructuring reserve at
   September 26, 2004              $ 24.4             $   -     $  1.2   $ 25.6
================================================================================

     During the nine-month period ended September 26, 2004, the Corporation recognized $5.4 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2004 principally reflect severance benefits. The $5.4 million charge recognized during the nine-month period ended September 26, 2004 was offset, however, by the reversal of $4.0 million of severance accruals established as part of previously provided restructuring reserves that were no longer required and $1.4 million representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.
     Of the $25.6 million restructuring accrual as of September 26, 2004, $12.7 million -- principally associated with actions by the Corporation's Power Tools and Accessories segment -- relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. The Corporation anticipates that these restructuring actions will be substantially completed during 2004; however, payments under certain severance actions will continue into 2005. Also, $8.7 million relates to restructuring actions associated with the closure of a manufacturing facility in the Corporation's Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses. The Corporation anticipates that these restructuring actions will be completed during 2005. The remaining $4.2 million relates to restructuring actions that were recognized in the second quarter of 2004 and are associated with the Corporation's Power Tools and Accessories segment. The Corporation anticipates that these restructuring actions will be completed during 2005.

NOTE 9: POSTRETIREMENT BENEFITS
The Corporation's pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. The following tables present the components of the Corporation's net periodic cost (benefit) related to its defined benefit pension plans for the three and nine months ended September 26, 2004 and September 28, 2003 (in millions of dollars):

------------------------------------------------------------------------------------------------------------------
                                                  Pension Benefits Plans               Pension Benefits Plans
                                                   In the United States             Outside of the United States
                                             --------------------------------     --------------------------------
                                                    Three Months Ended                   Three Months Ended
                                              September 26,    September 28,       September 26,    September 28,
                                                       2004             2003                2004             2003
------------------------------------------------------------------------------------------------------------------
Service cost                                        $   4.7          $   4.1              $  3.4           $  3.8
Interest cost                                          13.7             14.6                 8.9              6.8
Expected return on plan assets                        (20.6)           (21.7)               (8.8)            (7.7)
Amortization of prior service cost                       .3               .3                  .3               .3
Amortization of net actuarial loss                      4.1              1.9                 2.6              1.1
------------------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                         $   2.2          $   (.8)             $  6.4           $  4.3
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                  Pension Benefits Plans               Pension Benefits Plans
                                                   In the United States             Outside of the United States
                                             --------------------------------     --------------------------------
                                                    Nine Months Ended                     Nine Months Ended
                                              September 26,    September 28,       September 26,    September 28,
                                                       2004             2003                2004             2003
------------------------------------------------------------------------------------------------------------------
Service cost                                        $  14.1          $  12.3             $  10.4          $  10.6
Interest cost                                          41.1             43.8                26.5             20.4
Expected return on plan assets                        (61.8)           (65.1)              (26.1)           (23.3)
Amortization of prior service cost                       .9               .9                 1.0               .9
Amortization of net actuarial loss                     12.1              5.7                 7.6              3.4
------------------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                         $   6.4          $  (2.4)            $  19.4          $  12.0
==================================================================================================================

     The Corporation's defined benefit postretirement plans consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.
     The following table presents the components of the Corporation's net periodic cost related to its defined benefit postretirement plans for the three and nine months ended September 26, 2004 and September 28, 2003 (in millions of dollars):

------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                 Nine Months Ended
                                                 September 26,    September 28,     September 26,   September 28,
                                                          2004             2003              2004            2003
------------------------------------------------------------------------------------------------------------------
Service cost                                             $  .2            $  .3            $   .6           $  .7
Interest cost                                              2.1              2.7               6.7             8.1
Amortization of prior service cost                         (.5)             (.6)             (1.5)           (1.8)
Amortization of net actuarial loss                          .2               .5               1.0             1.5
------------------------------------------------------------------------------------------------------------------
Net periodic cost                                        $ 2.0            $ 2.9            $  6.8           $ 8.5
==================================================================================================================

     As more fully described in Note 1, the Corporation adopted the provisions of FSP No. FAS 106-2 as of the beginning of its third quarter of 2004. Net periodic cost of the Corporation's defined benefit postretirement plans for the three months ended September 26, 2004 reflects the adoption of FSP No. FAS 106-2, which was not material.

NOTE 10: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns and interest on the deficiency. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds of approximately $57 million, plus interest. The Corporation's refund claim is for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation's petition. In October 2004, the Court granted the Corporation's motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation's favor that the capital losses cannot be disallowed by the IRS. The Corporation expects that the IRS will appeal this decision. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $140 million. The Corporation believes that any such cash outflow is unlikely to occur until 2005 or later.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of September 26, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

NOTE 11: SUBSEQUENT EVENTS
On October 4, 2004, the Corporation acquired the Tools Group from Pentair, Inc. (the Tools Group). The cash purchase price for the transaction was approximately $775 million. Based upon the estimated increase in the net assets of the Tools Group, the Corporation paid an additional $21.8 million, on a preliminary basis, to Pentair, Inc. The final purchase price is subject to customary adjustments based upon changes in the net assets of the Tools Group through the closing date. The Corporation is in the process of evaluating and finalizing its plan to integrate the acquired businesses into its Power Tools and Accessories segment. The Corporation's plan will eliminate excess costs and capacity from the combined businesses. The Corporation has initiated certain actions under this integration plan and intends to continue to formulate and finalize additional actions under the integration plan over the next year. The business acquired will be included in the consolidated financial statements from the date of acquisition.
     On October 18, 2004, the Corporation issued senior unsecured notes in the principal amount of $300.0 million. The notes bear interest at a fixed rate of 4.75% and are due in 2014. Concurrently, the Corporation entered into fixed-to-variable interest rate swap agreements with notional amounts totaling $200.0 million. Under the new swap agreements, the Corporation receives a weighted-average fixed rate of 4.70% and pays at variable rates based on the six-month London Interbank Offered Rate (LIBOR). The Corporation has designated these swap agreements as fair value hedges of the underlying fixed-rate obligations.
     On October 29, 2004, the Corporation replaced its $1.0 billion unsecured revolving credit facility (the Former Credit Facility) that would have expired in April 2006 with a $1.0 billion unsecured revolving credit facility (the Credit Facility) that expires in October 2009. Under the Credit Facility, the Corporation has the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .375%, will increase (by a maximum amount of .625%) or decrease (by a maximum amount of .115%) based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
     In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee, initially equal to .125%, of the amount of the Credit Facility's commitment, whether used or unused. The Corporation is also required to pay a utilization fee, initially equal to .125%, applied to the outstanding balance when borrowings under the Credit Facility exceed 50% of the Credit Facility. The Credit Facility provides that both the facility fee and the utilization fee will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Credit Facility includes various customary covenants. Some of the covenants limit the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets. Other financial covenants require the Corporation to maintain a specified leverage ratio and interest coverage ratio.
     The terms of the Corporation's Former Credit Facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in
Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments -- Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems -- with these business segments comprising approximately 68%, 19% and 13%, respectively, of the Corporation's sales for the nine-month period ended September 26, 2004.
     The Corporation markets its products and services in over 100 countries. During 2003, approximately 63%, 25% and 12% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as to the strength of the retail economies and industrial demand. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.
     The Corporation reported net earnings from continuing operations of $111.3 million, or $1.35 per share on a diluted basis, for the three-month period ended September 26, 2004, compared to net earnings from continuing operations of $73.2 million, or $.94 per share on a diluted basis, for the three-month period ended September 28, 2003. The Corporation reported net earnings from continuing operations of $307.4 million, or $3.80 per share on a diluted basis, for the nine-month period ended September 26, 2004, compared to net earnings from continuing operations of $191.0 million, or $2.45 per share on a diluted basis, for the nine-month period ended September 28, 2003. During the three and nine months ended September 28, 2003, the Corporation recognized pre-tax restructuring and exit costs of $21.0 million ($15.3 million net of tax) and $21.6 million ($15.6 million net of tax), respectively.
     The Corporation reported net earnings of $112.5 million, or $1.37 per share on a diluted basis, for the three-month period ended September 26, 2004, compared to net earnings of $74.4 million, or $.95 per share on a diluted basis, for the corresponding period in 2003. The Corporation reported net earnings of $320.7 million, or $3.96 per share on a diluted basis, for the nine-month period ended September 26, 2004, compared to net earnings of $193.5 million, or $2.48 per share on a diluted basis, for the nine-month period ended September 28, 2003. As more fully described in Note 2 of Notes to Consolidated Financial Statements, net earnings for the three and nine months ended September 26, 2004, included a gain on sale of discontinued operations of $1.0 million and $12.7 million, respectively. For the nine months ended September 26, 2004, that gain was net of a $24.4 million impairment charge associated with the component of the discontinued security hardware business that is held for sale.
     Total consolidated sales of $1,282.5 million for the three months ended September 26, 2004, increased by 15% over the corresponding period in 2003. Of that 15% increase, 7% was attributable to an increase in unit volume of existing businesses (in the following discussion "existing businesses" are defined as the Corporation's businesses excluding the Baldwin, Weiser and MasterFix businesses acquired in the past year), 6% was attributable to the incremental sales of the Baldwin, Weiser and MasterFix businesses acquired in the past year, and 3% was attributable to the favorable impact of foreign currency translation, offset by 1% attributable to the negative effect of pricing actions. During the nine months ended September 26, 2004, total consolidated sales increased by 17% over the corresponding period in the prior year to $3,673.0 million. Of that 17% increase, 10% was attributable to an increase in unit volume of existing businesses, 6% was attributable to the incremental sales of the Baldwin, Weiser, and MasterFix businesses acquired in the past year, and 3% was attributable to the favorable impact of foreign currency translation, offset by 2% attributable to the negative effect of pricing actions.
     Operating income for the three months ended September 26, 2004, increased to $158.0 million, or 12.3% of sales, from $107.7 million, or 9.7% of sales, for the corresponding period of 2003. That $107.7 million of operating income for the third quarter of 2003 was reduced by $21.0 million of restructuring and exit costs. Operating income for the nine months ended September 26, 2004, increased to $437.3 million, or 11.9% of sales, from $289.7 million, or 9.2% of sales, for the corresponding period of 2003. That $289.7 million of operating income for the nine months ended September 28, 2003, was reduced by $21.6 million of restructuring and exit costs. The increases in operating income as a percentage of sales during both the third quarter and the first nine months of 2004, as compared to the corresponding periods in the prior year, primarily resulted from restructuring and exit costs in 2003 and improved gross margins in 2004. Gross margin as a percentage of sales increased from 35.5% in the third quarter of 2003 to 36.9% in the comparable period in 2004 and from 35.7% in the first nine months of 2003 to 37.1% in the comparable period in 2004. Those improvements were mainly attributable to the positive effects of restructuring and other productivity initiatives as well as of favorable foreign currency exchange rates, partially offset by the negative effect of pricing actions. Selling, general, and administrative expenses for both the three and nine months ended September 26, 2004, increased over the prior year's levels, principally due to incremental expenses of the businesses acquired in the past year, the effects of foreign currency translation, increased promotional and marketing expenses and higher Corporate expenses associated with stock-based compensation and compliance with Section 404 of the Sarbanes-Oxley Act.
     Earnings from continuing operations before income taxes increased over the 2003 levels by $52.7 million and $161.4 million to $152.5 million and $421.1 million for the three months and nine months ended September 26, 2004, respectively. In addition to the improvements in operating income described above, pre-tax earnings from continuing operations benefited from a $3.5 million and $13.6 million reduction from the 2003 levels of net interest expense during the three and nine months ended September 26, 2004, respectively.
     As discussed further in Note 11 of Notes to the Consolidated Financial Statements, on October 4, 2004, the Corporation acquired the Tools Group from Pentair, Inc. for a purchase price of approximately $775 million in cash. Based upon the estimated increase in the net assets of the Tools Group, the Corporation paid an additional $21.8 million, on a preliminary basis, to Pentair, Inc. The final purchase price is subject to customary adjustments based upon changes in the net assets of the Tools Group through the closing date. The Tools Group business will be included in the Corporation's Power Tools and Accessories segment. The Corporation believes that its acquisition of the Tools Group was both strategically and financially compelling. The acquisition of the Tools Group has added well-respected brands to the Corporation's portfolio and expands offerings in product lines where the Corporation has relatively low market share, including woodworking equipment, compressors, pressure washers, and nailers. In addition, the acquisition of the Tools Group will give the Corporation a stronger presence throughout its distribution network. Finally, the acquisition of the Tools Group provides the Corporation with the opportunity to achieve cost synergies as it integrates the acquired business into its existing professional power tools business.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 26, 2004 and September 28, 2003:

                                   ANALYSIS OF CHANGES IN SALES
--------------------------------------------------------------------------------------------------
                                       Three Months Ended                Nine Months Ended
                                  September 26,   September 28,     September 26,  September 28,
(Dollars in Millions)                      2004            2003              2004           2003
--------------------------------------------------------------------------------------------------
Total sales                           $ 1,282.5       $ 1,115.8         $ 3,673.0      $ 3,145.1
--------------------------------------------------------------------------------------------------
Unit volume - existing (a)                    7 %             4 %              10 %            - %
Unit volume - acquired (b)                    6 %             - %               6 %            - %
Price                                        (1)%            (2)%              (2)%           (2)%
Currency                                      3 %             3 %               3 %            4 %
--------------------------------------------------------------------------------------------------
Change in total sales                        15 %             5 %              17 %            2 %
==================================================================================================

     (a) Represents change in unit volume for businesses where year-to-year comparability exists.
     (b) Represents change in unit volume for businesses that were acquired and were not included in prior period results.

     Total consolidated sales for the three and nine months ended September 26, 2004 increased by 15% and 17%, respectively, over sales for the corresponding 2003 periods. Excluding the Baldwin, Weiser, and MasterFix businesses acquired in the past year, total unit volume increased by 7% and 10%, respectively, during the three and nine months ended September 26, 2004, over the corresponding periods in 2003. The improvement in both periods was primarily attributable to the Corporation's North American businesses. As compared to the corresponding periods in 2003, a double-digit increase in sales volume was experienced by both the professional power tools and accessories and the plumbing products businesses in North America during both the quarter and the nine months ended September 26, 2004. Unit volume of the Baldwin, Weiser, and MasterFix businesses acquired in the past year contributed 6% to the sales growth for both the three and nine months ended September 26, 2004, respectively, over the 2003 levels. Pricing actions in response to competitive conditions had a 1% and 2% negative effect on sales for the three- and nine-month periods ended September 26, 2004, respectively, as compared to the corresponding periods in 2003. In addition to pricing actions taken in response to competitive conditions, the impact of pricing in non-U.S. markets during the first nine months of 2004 as a result of the favorable currency effects of U.S. dollar-sourced products also negatively impacted the comparison to 2003. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro and, to a lesser degree, the pound sterling, caused a 3% increase in the Corporation's consolidated sales during both the three- and nine-month periods ended September 26, 2004, respectively, as compared to the corresponding periods in 2003.

EARNINGS
The Corporation reported consolidated operating income of $158.0 million, or 12.3% of sales, during the three months ended September 26, 2004, as compared to operating income of $107.7 million, or 9.7% of sales, for the corresponding period in 2003. That $107.7 million of operating income for the third quarter of 2003 was reduced by $21.0 million of restructuring and exit costs. Operating income for the nine months ended September 26, 2004 was $437.3 million, or 11.9% of sales, compared to operating income of $289.7 million, or 9.2% of sales, for the corresponding period in 2003. That $289.7 million of operating income for the nine months ended September 28, 2003, was reduced by $21.6 million of restructuring and exit costs.
     Consolidated gross margin as a percentage of sales was 36.9% and 35.5% for the three-month periods ended September 26, 2004 and September 28, 2003, respectively, and was 37.1% and 35.7% for the nine-month periods ended September 26, 2004 and September 28, 2003, respectively. The results of restructuring and other productivity initiatives and, in Europe, foreign currency effects favorably affected gross margin as a percentage of sales. These positive factors were partially offset by negative pricing actions taken by the Corporation as previously described.
     Consolidated selling, general, and administrative expenses as a percentage of sales were 24.6% and 25.2% for the three- and nine-month periods ended September 26, 2004, respectively, compared to 23.9% and 25.8%, respectively, for the corresponding three- and nine-month periods in 2003. Selling, general, and administrative expenses increased by $48.4 million and $116.1 million for the three and nine months ended September 26, 2004, respectively, over the 2003 levels. The incremental expenses of the Baldwin, Weiser, and MasterFix businesses acquired in the past year accounted for approximately 30% and 35% of those increases in selling, general, and administrative expenses during the three- and nine-month periods ended September 26, 2004, respectively. In addition, the effects of foreign currency translation accounted for approximately 20% and 30% of those increases during the three and nine months ended September 26, 2004, respectively. Higher promotional and marketing expenses, particularly in the North American power tools and accessories business, and higher Corporate expenses accounted for much of the remaining increase in selling, general, and administrative expenses during the three and nine months ended September 26, 2004.
     Net interest expense (interest expense less interest income) for the three months ended September 26, 2004, was $4.1 million, compared to net interest expense of $7.6 million for the comparable 2003 period. Net interest expense was $13.8 million for the nine months ended September 26, 2004, compared to net interest expense of $27.4 million for the corresponding period in 2003. The decrease in net interest expense for the both the three and nine months ended September 26, 2004, from the 2003 levels was primarily the result of higher interest income associated with the Corporation's foreign cash investment activities in the 2004 periods, coupled with lower borrowing levels, including the effects of a bond repayment in April 2003.
     Other expense was $1.4 million and $2.4 million for the three and nine months ended September 26, 2004, respectively, compared to $.3 million and $2.6 million for the corresponding periods in 2003.
     Income tax expense of $41.2 million and $113.7 million was recognized on the Corporation's earnings from continuing operations before income taxes of $152.5 million and $421.1 million for the three- and nine-month periods ended September 26, 2004, respectively. Consolidated income tax expense of $26.6 million and $68.7 million was recognized on the Corporation's earnings from continuing operations before income taxes of $99.8 million and $259.7 million for the three- and nine-month periods ended September 28, 2003, respectively. The Corporation's effective tax rate of 27% for both the three and nine months ended September 26, 2004, approximated the 27% and 26% effective tax rates for the corresponding periods in 2003. The Corporation's income tax expense and resultant effective tax rate, for both the three- and nine-month periods ended September 26, 2004 and September 28, 2003, were based upon the estimated effective tax rates applicable for the full years, after giving effect to any significant items related specifically to interim periods.
     The Corporation reported net earnings from continuing operations of $111.3 million, or $1.35 per share on a diluted basis, for the three months ended September 26, 2004, compared to net earnings from continuing operations of $73.2 million, or $.94 per share on a diluted basis, for the corresponding period in 2003. The Corporation reported net earnings from continuing operations of $307.4 million, or $3.80 per share on a diluted basis, for the nine months ended September 26, 2004, compared to $191.0 million, or $2.45 per share on a diluted basis, for the corresponding period in 2003.
     The Corporation reported net earnings from discontinued operations of $1.2 million and $13.3 million during the three- and nine-month periods ended September 26, 2004, as compared to $1.2 million and $2.5 million during the corresponding periods of 2003. The discontinued European security hardware business consists of the NEMEF, Corbin, and DOM businesses. As more fully described in Note 2 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the three and nine months ended September 26, 2004, included a $1.0 and $12.7 million gain on sale of discontinued operations, respectively. The $12.7 million gain recognized in the nine months ended September 26, 2004, consisted of a $37.1 million gain on the sale of two discontinued businesses (NEMEF and Corbin) in early 2004, partially offset by a $24.4 million goodwill impairment charge associated with the remaining discontinued business (DOM). The sale of the DOM business, currently under contract for $28.0 million, is subject to regulatory approval. The DOM sales contract provides the Corporation with the right to terminate the sales contract in the event that regulatory approval is not obtained by December 31, 2004. In August 2004, the German Federal Cartel Office indicated its disapproval of the sale of DOM to Assa Abloy. Therefore, it is unlikely that the sale to Assa Abloy will occur by December 31, 2004 as required by the sales contract. If the Corporation is unable to sell the DOM business to Assa Abloy by December 31, 2004, it intends to market the business for sale to other potential buyers.
     The Corporation reported net earnings of $112.5 million, or $1.37 per share on a diluted basis, for the three-month period ended September 26, 2004, as compared to net earnings of $74.4 million, or $.95 per share on a diluted basis, for the corresponding period in 2003. The Corporation reported net earnings of $320.7 million, or $3.96 per share on a diluted basis, for the nine-month period ended September 26, 2004, compared to $193.5 million, or $2.48 per share on a diluted basis, for the corresponding period in 2003.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

---------------------------------------------------------------------------------------------------
                                        Three Months Ended                 Nine Months Ended
                                   September 26,   September 28,     September 26,   September 28,
                                            2004            2003              2004            2003
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $ 854.4         $ 808.5         $ 2,420.3       $ 2,261.1
Segment profit                             121.2            98.1             320.2           244.9
---------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2004 increased 6% over the 2003 level.
     Sales in North America during the third quarter of 2004 increased at a mid-single-digit rate over the prior year's level. Sales of professional power tools and accessories increased at a double-digit rate, reflecting both continued strong power tool demand as well as the effects of new products. Sales of consumer power tools and accessories decreased at a high single-digit rate due to the timing of orders. A greater percentage of the sales of products for the holiday season are expected to occur in the fourth quarter in 2004 compared to the third quarter in 2003.
     Sales in Europe increased at a mid-single-digit rate during the third quarter of 2004 over the corresponding period in 2003, led by a mid-single-digit rate of increase in sales of professional power tools and accessories. In comparison to the third quarter of 2003, sales of European consumer power tools and accessories increased at a low single-digit rate during the comparable 2004 period, as increases in sales of home products and consumer power tools were partially offset by decreases in sales of outdoor products.
     Sales in other geographic areas increased at a double-digit rate in the third quarter of 2004, as compared to the prior year's level, as sales increased at a double-digit rate in Asia and in Central and South America.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment increased from 12.1% in the third quarter of 2003 to 14.2% in the third quarter of 2004. That increase resulted from gross margin improvement, which was predominantly attributable to the positive results of restructuring and other productivity initiatives and foreign currency effects, partially offset by the negative effects of pricing actions. Selling, general and administrative expenses as a percentage of sales increased slightly due to higher promotional and marketing expenses during the three months ended September 26, 2004, compared to the corresponding period in the prior year.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended September 26, 2004 increased 7% over the 2003 level.
     Sales in North America increased at a double-digit rate during the first nine months of 2004 over the prior year's level. Sales of professional power tools and accessories increased at a double-digit rate as sales increases were experienced in all major channels and product lines. Consumer power tools and accessories sales grew at a low single-digit rate during the nine-month period, compared to the corresponding period in the prior year, as increases in sales of consumer power tools and outdoor products were partially offset by decreases in sales of accessories and cleaning and lighting products.
     Sales in Europe during the nine months ended September 26, 2004 approximated the prior year's level as a mid-single-digit rate of increase in
sales  of   professional   power   tools  and
accessories was offset by a mid-single-digit rate of decrease in sales of consumer power tools and accessories largely as a result of lower sales of outdoor products.
     Sales in other geographic areas increased at a double-digit rate during the first nine months of 2004, as compared to the prior year's level, as sales increased at a double-digit rate in Asia, Central and South America, and Australia.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment improved from 10.8% for the nine months ended September 28, 2003 to 13.2% for the corresponding period in 2004. That increase primarily resulted from an increase in gross margin and a reduction in selling, general, and administrative expenses, both as a percentage of sales. Improvements in gross margin as a percentage of sales were due to the positive results of restructuring and other productivity initiatives and foreign currency effects, partially offset by the negative effects of pricing actions. The reduction in selling, general, and administrative expenses as a percentage of sales was due to the leverage of expenses over higher sales volume.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

---------------------------------------------------------------------------------------------------
                                        Three Months Ended                 Nine Months Ended
                                   September 26,   September 28,     September 26,   September 28,
                                            2004            2003              2004            2003
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $ 248.3         $ 174.3           $ 704.6         $ 486.5
Segment profit                              38.0            25.1             111.3            55.0
---------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 42% and 45% during the three months and the nine months ended September 26, 2004, respectively, over the corresponding periods in 2003. During the three months ended September 26, 2004, incremental sales of the Baldwin and Weiser businesses accounted for 35 percentage points of the 42% increase, while higher sales of the Price Pfister plumbing products and Kwikset security hardware businesses accounted for the remaining 7 percentage points. During the nine months ended September 26, 2004, incremental sales of the Baldwin and Weiser businesses accounted for 35 percentage points of the 45% increase, while higher sales of the Price Pfister and Kwikset businesses accounted for the remaining 10 percentage points. Sales of plumbing products increased at a double-digit rate during both the three and nine months ended September 26, 2004, reflecting the expansion of listings at a key retailer that occurred during the third quarter of 2003. Sales of Kwikset security hardware products increased over the corresponding periods in 2003 at a low single-digit rate in the third quarter of 2004, with gains in nearly all channels, and at a mid-single-digit rate during the first nine months of 2004 due to strong retail sales.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 15.3% and 15.8% for the three and nine months ended September 26, 2004, respectively, as compared to 14.4% and 11.3% for the three and nine months ended September 28, 2003, respectively. Segment profit as a percentage of sales for the three- and nine-month periods ended September 26, 2004, benefited from significant gross margin improvement. That gross margin improvement was primarily driven by productivity improvements, and, for the nine-month period, restructuring actions. The acquisition of Baldwin and Weiser did not have a significant effect on segment profit as a percentage of sales during the third quarter or the first nine months of 2004.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

---------------------------------------------------------------------------------------------------
                                        Three Months Ended                 Nine Months Ended
                                   September 26,   September 28,     September 26,   September 28,
                                            2004            2003              2004            2003
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $ 142.4         $ 126.3           $ 432.8         $ 391.5
Segment profit                              17.5            17.2              57.8            55.8
---------------------------------------------------------------------------------------------------

     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 13% in the third quarter of 2004 and 11% in the first nine months of 2004 over the corresponding 2003 periods. During March 2004, the Corporation completed the acquisition of the MasterFix B.V. (MasterFix), an industrial fastening company with operations in Europe and Asia. Incremental sales of the MasterFix business accounted for 4 percentage points of the 13% sales increase during the third quarter of 2004 and 3 percentage points of the 11% sales increase during the first nine months of 2004. Sales in North America during the three and nine months ended September 26, 2004, increased at a double-digit and a high single-digit rate, respectively, over the comparable 2003 periods with increases in both the industrial and automotive channels. Sales in Europe during the three and nine months ended September 26, 2004 increased over the prior year's levels at a mid-single-digit and high single-digit rate, respectively, due largely to the incremental sales of the MasterFix business. The Corporation's existing European industrial business experienced a high single-digit and mid-single-digit rate of growth during the three- and nine-month periods ended September 26, 2004, as compared to the corresponding periods in 2003, but were partially offset by a double-digit decline in European automotive sales during the three months ended September 26, 2004. Sales in Asia increased at a double-digit rate during both the three- and nine-month periods ended September 26, 2004 as compared to the corresponding periods in 2003.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment declined from 13.6% in the third quarter of 2003 to 12.3% in the third quarter of 2004, and from 14.3% in the first nine months of 2003 to 13.4% in the corresponding period in 2004. Those declines in segment profit as a percentage of sales were primarily due to increased materials costs but, for the nine-month period ended September 26, 2004, were also affected by unfavorable product mix and costs associated with the transfer of production from a small manufacturing facility. The incremental impact of the MasterFix business did not have a significant effect on segment profit as a percentage of sales of the Fastening and Assembly Systems segment during either the third quarter or the first nine months of 2004.

Other Segment-Related Matters
As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, in Item 7 under the caption "Financial Condition", the

Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2004 will increase over the 2003 levels. The Corporation anticipates that its expense recognized relating to its pension and other postretirement benefit plans will increase by approximately $20 million over the 2003 levels. A similar increase is expected in 2005 over the 2004 levels. The adjustment to businesses' postretirement benefit expense booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was income of $.1 million and $3.8 million for the three months ended September 26, 2004 and September 28, 2003, respectively. The adjustment to businesses' postretirement benefit expense booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was income of $.4 million and $11.5 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. These decreases reflect the impact excluded from the Corporation's reportable business segments of that increase in pension and other postretirement benefits expense.
     Expenses (income) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $3.1 million and $8.6 million for the three- and nine-month periods ended September 26, 2004, respectively, and $(1.0) million and $9.0 million for the three- and nine-month periods ended September 28, 2003, respectively. The principal item that contributed to the increase in expenses between the three-month periods was a higher level of restructuring-related expenses (associated with the Hardware and Home Improvement segment) and certain reversals of expenses recorded by the Power Tools and Accessories and Fastening and Assembly Systems segments in the third quarter of 2003 that did not recur in 2004. The principal item that contributed to the decrease in expenses between the nine-month periods was a higher level of restructuring-related expenses (associated with the Power Tools and Accessories segment) that was recognized in the 2003 period.
     Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 6 of Notes to Consolidated financial statements were $(19.5) million and $(53.7) million for the three- and nine-month periods ended September 26, 2004, respectively, and $(15.8) million and $(46.5) million for the three- and nine-month periods ended September 28, 2003, respectively. The increases in these unallocated Corporate center operating expenses for the three and nine months ended September 26, 2004, as compared to the prior year's levels, were primarily due to higher stock-based compensation expense not allocated directly to the Corporation's business segments as well as costs associated with compliance with Section 404 of the Sarbanes-Oxley Act, partially offset by lower legal, environmental, and employee medical expenses.


RESTRUCTURING ACTIVITY
The Corporation's restructuring activities are more fully discussed in Note 8 of Notes to Consolidated Financial Statements and in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 in both Item 7 under the caption "Restructuring Actions" and Item 8 in Note 19 of Notes to Consolidated Financial Statements.
     The Corporation realized incremental benefits of approximately $16 million and $58 million during the three and nine months ended September 26, 2004, respectively, net of restructuring-related expenses. Of those restructuring savings, approximately 85% benefited gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.
     The Corporation expects that incremental pre-tax savings associated with the restructuring plan that was formulated in the fourth quarter of 2001 will benefit results by approximately

$65 million in 2004 and $10 million in 2005, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2004 and 2005, approximately 80-85% will benefit gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.
     The Corporation expects that the restructuring-related costs associated with the integration of Baldwin and Weiser into its Kwikset security hardware business will have an adverse pre-tax impact of approximately $15 million in 2004. The Corporation expects that incremental pre-tax savings associated with these restructuring actions will benefit results by approximately $20 million in 2005 and $20 million in 2006, net of restructuring-related expenses, resulting in annual savings of approximately $25 million.
     The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As discussed further in Note 11 of Notes to Consolidated Financial Statements, the Corporation is in the process of evaluating and finalizing its plan to integrate the acquired Tools Group into its power tools and accessories business. The Corporation's plan will eliminate excess costs and capacity from the combined businesses. The Corporation has initiated certain actions under this integration plan and intends to continue to formulate and finalize additional actions under the integration plan over the next year.
     Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

FINANCIAL CONDITION
Operating  activities  provided cash of $264.3 million for the nine months ended
September 26, 2004, as compared to $160.1 million of cash provided in the corresponding period in 2003. Cash flow from operating activities included positive cash flow from discontinued operations of $3.0 million for both the nine months ended September 26, 2004 and September 28, 2003. The increase in cash provided by operating activities during the nine months ended September 26, 2004, as compared to the prior year's level, was primarily a result of increased earnings from continuing operations and lower cash usage associated with other assets and liabilities. Increases in accounts receivable and inventories - associated with the higher level of sales, and, for inventory, to achieve higher service levels - exceeded the increase in accounts payable and accrued liabilities - associated with higher production levels - in the first nine months of 2004 as compared to the corresponding 2003 period. The increase during the first nine months of 2004 from the prior year's level in cash provided by operating activities associated with other assets and liabilities was due to an increase in cash proceeds associated with foreign currency hedging activities and lower value added tax payments.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at September 26, 2004, increased modestly from the number of days sales outstanding at September 28, 2003. Average inventory turns at September 26, 2004, increased modestly in comparison to the same period in 2003. Average inventory turns as of September 28, 2003 were affected by safety stock that the Corporation maintained during 2003 related to the Corporation's restructuring program as well as to lower-than-expected sales in the first half of 2003.

     Investing activities for the nine months ended September 26, 2004, provided cash of $3.0 million as compared to $70.8 million of cash used during the corresponding period in 2003. The increase in cash provided was primarily due to $77.5 million of net proceeds from the sale of two of the discontinued European security hardware businesses and proceeds from the sale of a former manufacturing site. Investing activities for the nine months ended September 26, 2004 included a payment of $7.9 million, net of cash acquired, related to the purchase of MasterFix. The results of MasterFix, included in the consolidated financial statements from the date of acquisition, were not material. While there was a reduction in capital expenditures during the first nine months of 2004 as compared to 2003, the Corporation anticipates that its capital spending in 2004 will approximate $110 million -- an increase from the $102.5 million of capital expenditures incurred in 2003.
     In January 2004, the Corporation signed an agreement with Assa Abloy to sell its remaining European security hardware business, DOM, for $28.0 million. The DOM sales contract provides the Corporation with the right to terminate the sales contract in the event that regulatory approval is not obtained by December 31, 2004. In August 2004, the German Federal Cartel Office indicated its disapproval of the sale of DOM to Assa Abloy. Therefore, it is unlikely that the sale to Assa Abloy will occur by December 31, 2004 as required by the sales contract. If the Corporation is unable to sell the DOM business to Assa Abloy by December 31, 2004, it intends to market the business for sale to other potential buyers.
     As discussed further in Note 11 of Notes to the Consolidated Financial Statements, on October 4, 2004, the Corporation acquired the Tools Group from Pentair, Inc. The cash purchase price for the transaction was approximately $775 million. Based upon the estimated increase in the net assets of the Tools Group, the Corporation paid an additional $21.8 million, on a preliminary basis, to Pentair, Inc. The final purchase price is subject to customary adjustments based upon changes in the net assets of the Tools Group through the closing date.
     Financing activities provided cash of $49.2 million during the nine-month period ended September 26, 2004, as compared to cash used of $406.7 million during the corresponding period in 2003. Cash provided by financing activities for the 2004 period was principally attributable to $105.2 million in proceeds received on the issuance of common stock under employee benefit plans, which exceeded cash dividends of $50.3 million. Cash provided by financing activities in the 2004 period were reduced by the Corporation's dividend payments, which increased -- on a per share basis -- from $.36 during the first nine months of 2003 to $.63 during the first nine months of 2004. Cash used by financing activities for the 2003 period was principally attributable to the repayment of $309.5 million of debt that was repaid on April 1, 2003. During the nine months ended September 26, 2004, the Corporation repurchased 66,100 shares of its common stock at an aggregate cost of $3.6 million. During the corresponding period in 2003, the Corporation repurchased 2,011,570 shares of its common stock at an aggregate cost of $77.5 million. As of September 26, 2004, the Corporation had remaining authorization from its Board of Directors to repurchase 2,845,495 shares of its common stock.
     The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 47% at both September 26, 2004 and December 31, 2003. Average debt maturity was 8.0 years at September 26, 2004, compared to 8.8 years at December 31, 2003.
     As discussed further in Note 11 of Notes to the Consolidated Financial Statements, on October 18, 2004, the Corporation issued $300.0 million of 4 3/4% Senior Notes Due 2014. Concurrently, the Corporation entered into fixed-to-variable interest rate swap agreements with notional amounts totaling $200.0 million. Also, on October 29, 2004, the Corporation replaced its

$1.0 billion unsecured revolving credit facility that expired in April 2006 with a $1.0 billion unsecured revolving credit facility that expires in October 2009.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns and interest on the deficiency. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds of approximately $57 million, plus interest. The Corporation's refund claim is for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation's petition. In October 2004, the Court granted the Corporation's motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation's favor that the capital losses cannot be disallowed by the IRS. The Corporation expects that the IRS will appeal this decision. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $140 million. The Corporation believes that any such cash outflow is unlikely to occur until 2005 or later.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the integration and restructuring actions previously described. In order to meet its cash requirements, the Corporation intends to use its existing cash, internally generated funds, and borrow under its unsecured revolving credit facility or under short-term borrowing facilities. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next twelve months.


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

     By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1(g) of Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. Additional risk factors that should be considered include: (i) the ability to successfully integrate the operations of businesses or companies acquired and realize the anticipated costs savings, synergies, and other benefits relating to the acquisitions of such businesses; and (ii) increases in pension and other postretirement benefit costs in 2005 that are expected to be in excess of the costs recognized in 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained under the caption "Hedging Activities", included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements, included in Item 8, of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated by reference herein. As of September 26, 2004, there were no material changes in the reported market risks since the end of the most recent fiscal year.
     As discussed further in Note 11 of Notes to the Consolidated Financial Statements, on October 18, 2004, the Corporation issued $300.0 million of 4 3/4% Senior Notes Due 2014. Concurrently, the Corporation entered into fixed-to-variable interest rate swap agreements with notional amounts totaling $200.0 million. On October 29, 2004, the Corporation replaced its $1.0 billion unsecured revolving credit facility that expired in April 2006 with a $1.0 billion unsecured revolving credit facility that expires in October 2009.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of September 26, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.
     (b) There have been no changes in the Corporation's internal controls over financial reporting during the quarterly period ended September 26, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                         THE BLACK & DECKER CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation's involvement in some of the sites, uncertainty over the remedial measures, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.
     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of September 26, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 6. EXHIBITS

     Exhibit No.     Description

             4.1 Indenture, dated as of October 18, 2004, between The Black & Decker Corporation and The Bank of New York, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

             4.2 Form of 4 3/4% Senior Note Due 2014 (included in Exhibit 4.1), included in the Corporation's Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

             4.3 Exchange and Registration Rights Agreement, dated as of October 18, 2004, among The Black & Decker Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and the other initial purchasers named therein, included in the Corporation's Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

             4.4 Credit Agreement, dated as of October 29, 2004, between The Black & Decker Corporation and Citibank, N.A. as administrative agent, JPMorgan Chase Bank as syndication agent, Bank of America, N.A., BNP Paribas and Commerzbank AG as co-documentation agents, and a syndicate of lenders identified therein, included in the Corporation's Current Report on Form 8-K filed with the Commission on November 4, 2004, is incorporated herein by reference.

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


                                            THE BLACK & DECKER CORPORATION

                                            By /s/ MICHAEL D. MANGAN
                                               ---------------------------------
                                                   Michael D. Mangan
                                                   Senior Vice President and
                                                   Chief Financial Officer



                                            Principal Accounting Officer

                                            By /s/ CHRISTINA M. MCMULLEN
                                               ---------------------------------
                                                   Christina M. McMullen
                                                   Vice President and Controller




Date:  November 4, 2004

                                                                    Exhibit 31.1

                         THE BLACK & DECKER CORPORATION


                           C E R T I F I C A T I O N S

I, Nolan D. Archibald, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of The Black & Decker Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ NOLAN D. ARCHIBALD
------------------------------------------------
Nolan D. Archibald
Chairman, President, and Chief Executive Officer
November 4, 2004

                                                                    Exhibit 31.2

                         THE BLACK & DECKER CORPORATION


                           C E R T I F I C A T I O N S

I, Michael D. Mangan, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of The Black & Decker Corporation;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ MICHAEL D. MANGAN
-------------------------------------------------
Michael D. Mangan
Senior Vice President and Chief Financial Officer
November 4, 2004

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Black & Decker Corporation (the "Corporation") on Form 10-Q for the period ended September 26, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Nolan D. Archibald, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ NOLAN D. ARCHIBALD
-----------------------
Nolan D. Archibald
Chief Executive Officer
November 4, 2004

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Black & Decker Corporation (the "Corporation") on Form 10-Q for the period ended September 26, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael D. Mangan, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ MICHAEL D. MANGAN
-----------------------
Michael D. Mangan
Chief Financial Officer
November 4, 2004