Form 10-K
period 2004-12-31
BLACK & DECKER CORP
filed 2005-02-18
CIK 12355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NUMBER

          December 31, 2004                               1-1553
      -------------------------                  -----------------------


                         THE BLACK & DECKER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                  52-0248090
      -------------------------                  -----------------------
      (State of Incorporation)                   (I.R.S. Employer
                                                  Identification Number)


          Towson, Maryland                                21286
      -------------------------                  -----------------------
       (Address of principal                            (Zip Code)
        executive offices)


Registrant's telephone number, including area code:          410-716-3900
                                                   -----------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
      -------------------------                  -----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X    No
    ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 25, 2004, was $4.82 billion.

The number of shares of Common Stock outstanding as of January 28, 2005, was 82,107,971.

The exhibit  index as required by Item 601(a) of  Regulation  S-K is included in
Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

(a)  General Development of Business
     The Black & Decker Corporation (collectively with its subsidiaries, the Corporation), incorporated in Maryland in 1910, is a leading global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. With products and services marketed in over 100 countries, the Corporation enjoys worldwide recognition of its strong brand names and a superior reputation for quality, design, innovation, and value.
     The Corporation is one of the world's leading producers of power tools, power tool accessories, and residential security hardware, and the Corporation's product lines hold leading market share positions in these industries. The Corporation is also a major global supplier of engineered fastening and assembly systems. The Corporation is one of the leading producers of faucets in North
America. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.
     During the fourth quarter of 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. The Porter-Cable and Delta Tools Group (also referred to herein as the "Tools Group") includes the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw, and FLEX businesses.
     During the fourth quarter of 2003, the Corporation completed the acquisition of the Baldwin Hardware Corporation (Baldwin) and Weiser Lock Corporation (Weiser) from Masco Corporation. For additional information about the acquisitions of the Tools Group and Baldwin and Weiser, see Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
     In January 2004, the Corporation completed the sale of two European security hardware businesses, Corbin and NEMEF. Together with DOM security hardware, which is currently held for sale, these businesses are reflected as discontinued operations in the Consolidated Financial Statements included in
Item 8 of Part II of this report, and as such, operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the continuing operations of the Corporation. For additional information about the discontinued European security hardware business, see the discussion in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(b)  Financial Information About Business Segments
The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and professional power tools and accessories, lawn and garden tools, electric cleaning and lighting products, and product service; Hardware and Home Improvement, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(c)  Narrative Description of the Business
The following is a brief description of each of the Corporation's reportable business segments.

POWER TOOLS AND ACCESSORIES
The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and professional corded and cordless electric power tools and equipment, lawn and garden tools, home products, accessories and attachments for power tools, and product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside of the United States and Canada; and for sales of household products, principally in Europe and Brazil.
     Power tools and equipment include drills, screwdrivers, impact wrenches and drivers, hammers, wet/dry vacuums, lights, radio/chargers, saws, grinders, band saws, plate joiners, jointers, lathes, dust management systems, routers, planers, sanders, benchtop and stationary machinery, air tools, building instruments, air compressors, generators, laser products, jobsite security systems, and WORKMATE(R) project centers and related products. Lawn and garden tools include hedge trimmers, string trimmers, lawn mowers, edgers, blower/vacuums, power sprayers, pressure washers, and related accessories. Home products include stick and hand-held vacuums, flexible flashlights, and wet scrubbers. Power tool accessories include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, screwdriver bits and quick-change systems, bonded and other abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools, equipment, and lawn and garden tools.

     Power tools, lawn and garden tools, home products, and accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks and trade names, including, without limitation, BLACK & DECKER; ORANGE AND BLACK COLOR SCHEME; BULLET; BULLS EYE; CROSSFIRE; CROSSHAIR; 360(degree); MARKSMAN; AUTOTAPE; FIRESTORM; GELMAX COMFORT GRIP; MEGA MOUSE; MOUSE; NAVIGATOR; PIVOT DRIVER; PIVOTPLUS; QUANTUM PRO; RTX; SANDSTORM; DRAGSTER; SCORPION; SWIVEL; VERSAPAK; QUATTRO; WORKMATE; ALLIGATOR; EX-CELL; DEWALT; YELLOW AND BLACK COLOR SCHEME; PORTER-CABLE; DELTA; THE DELTA TRIANGLE LOGO; BIESEMEYER; FLEX; DAPC; EMGLO; GUARANTEED TOUGH; XRP; SITELOCK; UNISAW; TIGER SAW; PORTA-BAND; POWERBACK; EASY AIR; JOB BOSS; SHOPMASTER; AFS AUTOMATIC FEED SPOOL; FLEX TUBE; GROOM `N' EDGE; EDGE HOG; GRASS HOG; HEDGE HOG; LAWN HOG; LEAF HOG; REFLEX; STRIMMER; VAC `N' MULCH; DIRTBUSTER; DUSTBUSTER; SCUMBUSTER; SNAKELIGHT; STEAMBUSTER; ACCESSORIES FINDER; B&D ; PILOT POINT; PIRANHA; RAPID LOAD; ROCK CARBIDE; TOUGH CASE; MAX LIFE; RAZOR; VIPER; SUPER DUTY; OLDHAM; DEWALT SERVICENET; DROP BOX EXPRESS; and GUARANTEED REPAIR COST (GRC).
     The  composition  of the  Corporation's  sales by product  groups for 2004,
2003, and 2002 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2004, 2003, or 2002.
     The Corporation's product service program supports its power tools and lawn and garden tools. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2004, there were approximately 160 such service centers, of which roughly three-quarters were located in the United States. The remainder was located around the world, primarily in Canada and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers.
     Most of the Corporation's consumer power tools, lawn and garden tools, and electric cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation's professional power tools sold in the United States carry a one-year service warranty and a three-year warranty for manufacturing defects. Products sold outside of the United States generally have varying warranty arrangements, depending upon local market conditions and laws and regulations.
     The Corporation's product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, lawn and garden tools, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to two of the segment's customers, The Home Depot and Lowe's Home Improvement Warehouse, accounted for greater than 10% of the Corporation's consolidated sales for 2004, 2003, and 2002. For additional information regarding sales to The Home Depot and Lowe's Home Improvement Warehouse, see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
     The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are batteries, copper, aluminum, steel, certain electronic components, engines, and plastics. These materials are used in various forms. For example, aluminum or steel may be used in the form of wire, sheet, bar, and strip stock.
     The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations.
     Principal manufacturing and assembly facilities of the power tools, lawn and garden tools, electric cleaning and lighting products, and accessories businesses in the United States are located in Fayetteville, North Carolina; Jackson, Tennessee; Decatur, Arkansas; and Tampa, Florida. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Fort Mill, South Carolina, and Rialto, California.
     Principal manufacturing and assembly facilities of the power tools, lawn and garden tools, electric cleaning and lighting products, and accessories businesses outside of the United States are located in Suzhou and Qingdao, China; Taichung, Taiwan; Usti nad Labem, Czech Republic; Buchlberg, Germany; Perugia, Italy; Spennymoor and Maltby, England;

Reynosa, Mexico; and Uberaba, Brazil. In addition to the principal facilities described above, the manufacture and assembly of products for the Power Tools and Accessories segment also occurs at the facility of its 50%-owned joint venture located in Shen Zhen, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution center in Tongeren, Belgium, and facilities in Aarschot, Belgium; Northampton, England; and Brockville, Canada.
   For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The Corporation holds various patents and licenses on many of its products and processes in the Power Tools and Accessories segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
     The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated previously. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
     A significant portion of the Corporation's sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and professional power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most lawn and garden tools are at their peak during the winter and early spring period. Most of the Corporation's other product lines within this segment generally are not seasonal in nature, but are influenced by other general economic trends.
     The Corporation is one of the world's leaders in the manufacturing and marketing of portable power tools, electric lawn and garden tools, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

HARDWARE AND HOME IMPROVEMENT
The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products, and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and light commercial door locksets, electronic keyless entry systems, exit devices, keying systems, tubular and mortise door locksets, general hardware, decorative hardware, outdoor lighting, indoor lighting, home accents, and collectibles. General hardware includes door hinges, cabinet hinges, door stops, kick plates, and house numbers. Decorative hardware includes cabinet hardware, switchplates, door pulls, and push plates. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath and kitchen accessories, and replacement parts.
     Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX SECURITY; SOCIETY BRASS COLLECTION; KWIKSET; BLACK & DECKER; PROTECTO LOCK; TYLO; POLO; VENETIAN BRONZE; POWERBOLT; KWIK INSTALL; EZ INSTALL; GEO; SAFE-LOCK BY BLACK & DECKER; BALDWIN; THE ESTATE COLLECTION; THE IMAGES COLLECTION; ARCHETYPES; VILLA; CHATEAU; LIFETIME FINISH; CRAFTSMAN; TIMELESS CRAFTSMANSHIP; LOGAN; SPRINGFIELD; HAMILTON; BLAKELY; MANCHESTER; CANTERBURY; MADISON; STONEGATE; EDINBURGH; KENSINGTON; BRISTOL; TREMONT; PEYTON; PASADENA; RICHLAND; WEISER; WEISER LOCK; PRESTIGE SERIES; WELCOME HOME SERIES; ELEMENTS SERIES; BASICS BY WEISER LOCK; BRILLIANCE LIFETIME ANTI-TARNISH FINISH; POWERBOLT KEYLESS ACCESS SYSTEM; FASHION DOORWARE; DECORATOR FINISH; WEISERBOLT; and ENTRYSETS. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; CLASSIC SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; BACH; SOLO; CONTEMPRA; MARIELLE; TWISTPFIT; MATCHMAKERS; CARMEL; PARISA; SAVANNAH; ARIETTA; ALLEMANDE; GRAZIA; MORCEAU; CATALINA; GEORGETOWN; and TREVISO.
     The  composition  of the  Corporation's  sales by product  groups for 2004,
2003, and 2002 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2004, 2003, or 2002.
     Most of the Corporation's security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation's plumbing products sold in the United States carry a lifetime warranty with respect to function and finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.
  The Corporation's product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to two of the segment's customers, The Home Depot and Lowe's Home Improvement Warehouse, accounted for greater than 10% of the Corporation's consolidated sales for 2004, 2003, and 2002. For additional information regarding sales to The Home Depot and Lowe's Home Improvement Warehouse, see Note 17 of Notes to Consolidated Financial Statements included in
Item 8 of Part II of this report.
     The  principal  materials  used in the  manufacturing  of  products  in the
Hardware and Home Improvement segment are zamak, brass, plastics, aluminum, steel, and ceramics.
     The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources and is in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials. The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most, if not all, materials for which long-term commitments exist. The Corporation believes that the termination of any of these commitments would not have a material adverse effect on operations. From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2004, the amount of product under commodity hedges was not material to the Corporation.
     Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Denison, Texas; Bristow, Oklahoma; and Reading and Leesport, Pennsylvania.
     Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Mexicali and Nogales, Mexico. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Mira Loma, California; Charlotte, North Carolina; and Northpointe, Pennsylvania.
     For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The Corporation holds various patents and licenses on many of its products and processes in the Hardware and Home Improvement segment. Although these patents and licenses are important, the Corporation is not materially dependent on such patents or licenses with respect to its operations.
     The Corporation holds various trademarks that are employed in its businesses and operates under various trade names, some of which are stated above. The Corporation believes that these trademarks and trade names are important to the marketing and distribution of its products.
     A significant portion of the Corporation's sales in the Hardware and Home Improvement segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature, but are influenced by trends in the residential and commercial construction markets and other general economic trends.
     The Corporation is one of the world's leading producers of residential security hardware and is one of the leading producers of faucets in North America. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation's product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

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

DODGE; DRIL-KWICK;  F-SERIES;  GRIPCO; GRIPCO ASSEMBLIES;  HELI-COIL;  JACK NUT;
KALEI; MENTOR; NPR; NUT-FAST; PARKER-KALON; PLASTIFAST; PLASTI-KWICK; POINT & SET; POP; POP-LOK; POPMATIC; POPNUT; POP-SERT; POWERLINK; PROSET; SMARTSET; SWS; T-RIVET; TUCKER; ULTRA-GRIP; ULTRASERT; SWAGEFORM; WARREN; WELDFAST; and WELL-NUT. The Fastening and Assembly Systems segment provides platform-management services in addition to the manufacture and sale of the products previously described.
     The  composition  of the  Corporation's  sales by product  groups for 2004,
2003, and 2002 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation's consolidated sales for 2004, 2003, or 2002.
     The principal markets for these products include the automotive, transportation, electronics, aerospace, machine tool, and appliance industries. Substantial sales are made to automotive manufacturers worldwide.
     Products are marketed directly to customers and also through distributors and representatives. These products face competition from many manufacturers in several countries. Product quality, performance, reliability, price, delivery, and technical and application engineering services are the primary competitive factors. There is little seasonal variation in sales.
     The Corporation owns a number of United States and foreign patents, trademarks, and license rights relating to the fastening and assembly systems business. While the Corporation considers those patents, trademarks, and license rights to be valuable, it is not materially dependent upon such patents or license rights with respect to its operations.
     Principal manufacturing facilities of the Fastening and Assembly Systems segment in the United States are located in Danbury, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Chesterfield, Michigan. Principal manufacturing and assembly facilities outside of the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, "Properties."
     The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; plastics; and rubber. These materials are readily available from a number of suppliers.

OTHER INFORMATION
The Corporation's product development program for the Power Tools and Accessories segment is coordinated from the Corporation's headquarters in Towson, Maryland. Additionally, product development activities are performed at facilities in Hampstead, Maryland; Jackson, Tennessee; and Pittsburgh, Pennsylvania; in the United States; Maltby and Spennymoor, England; Brockville, Canada; Perugia, Italy; Suzhou, China; Taichung, Taiwan; Buchlberg, Idstein and Steinheim, Germany; Mooroolbark, Australia; Uberaba, Brazil; and Reynosa, Mexico.
     Product development activities for the Hardware and Home Improvement segment are performed at facilities in Lake Forest, California, and Reading, Pennsylvania.
     Product development activities for the Fastening and Assembly Systems segment are performed at facilities in Danbury and Shelton, Connecticut; Montpelier, Indiana; Campbellsville, Kentucky; Chesterfield and Farmington Hills, Michigan; Birmingham, England; Maastricht, Netherlands; Giessen, Germany; and Toyohashi, Japan.
     Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.
     As of December 31, 2004, the Corporation employed approximately 26,200 persons in its operations worldwide, excluding approximately 500 employees of its discontinued European security hardware business. Approximately 450 employees in the United States are covered by collective bargaining agreements. During 2004, one collective bargaining agreement in the United States was negotiated without material disruption to operations. Two agreements are scheduled for negotiation during 2005. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation's operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption "Restructuring Actions" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7, and in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, in 2003, the Corporation announced the closure of a security hardware facility in Bristow, Oklahoma. On-going restructuring actions taken by the Corporation will also result in the transfer of production from the United States to low-cost facilities in Mexico and China. Such closures and/or production transfers may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.
     The Corporation's  operations are subject to foreign,  federal,  state, and local environmental laws and regulations. Many foreign, federal, state, and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for the discharge of pollutants and the disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation's capital expenditures or financial position.
     Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2004, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 26 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.
     To minimize the Corporation's potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation's involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation's estimate of the costs associated with environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2004, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $65.2 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2004, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable.

(d)  Financial Information About Geographic Areas
Reference is made to Note 17 of Notes to Consolidated Financial Statements, entitled "Business Segments and Geographic Information", included in Item 8 of
Part II of this report.

(e)  Available Information
The Corporation files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that the Corporation files with the SEC at http://www.sec.gov.
     The Corporation also makes available free of charge on or through its Internet website (http://www.bdk.com) the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.
     Black & Decker's Corporate Governance Policies and Procedures Statement is available free of charge on or through its Internet website (http://www.bdk.com) or in print by calling (800) 992-3042 or (410) 716-2914. The Statement contains charters of the standing committees of the Board of Directors, the Code of Ethics and Standards of Conduct, and the Code of Ethics for Senior Financial Officers.
     In April 2004, the Corporation submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

(f)  Executive Officers and Other Senior Officers of the Corporation
The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

o  NOLAN D. ARCHIBALD - 61
   Chairman, President, and Chief Executive Officer,
   January 1990 - present.

o  CHARLES E. FENTON - 56
   Senior Vice President and General Counsel,
   December 1996 - present.

o  PAUL A. GUSTAFSON - 62
   Executive  Vice  President  of  the Corporation and
   President - Fastening and Assembly Systems,
   December 1996 - present.

o  LES H. IRELAND - 40
   Vice President  of the Corporation and
   President - Europe/Middle East/Africa,
   Power Tools and Accessories,
   January 2005 - present;

   Vice President of the Corporation and
   Managing Director - Commercial Operations,
   Europe, Black & Decker Consumer Group,
   Power Tools and Accessories Group,
   November 2001 - January 2005;

   Vice President of the Corporation and
   Vice President and General Manager -
   DEWALT Professional Power Tools, North America,
   Power Tools and Accessories Group,
   January 2001 - November 2001;

   Vice President of the Corporation and President -
   Accessories, Power Tools and Accessories Group,
   September 2000 - January 2001;

   President - Price Pfister,
   Hardware and Home Improvement Group,
   March 1999 - September 2000.

o  THOMAS D. KOOS - 41
   Group Vice President of the Corporation and
   President - Consumer Products Group,
   Power Tools and Accessories,
   March 2004 - present;

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

   President - North American Consumer Power Tools,
   Power Tools and Accessories Group,
   April 2000 - December 2000;

   Vice President - Business Development,
   Power Tools and Accessories Group,
   August 1999 - April 2000.

o  BARBARA B. LUCAS - 59
   Senior Vice President - Public Affairs and
   Corporate Secretary,
   December 1996 - present.

o  MICHAEL D. MANGAN - 48
   Senior Vice President and Chief Financial Officer,
   January 2000 - present;

   Vice President - Investor Relations,
   November 1999 - January 2000.

o  PAUL F. MCBRIDE - 49
   Senior Vice President - Human Resources
   and Corporate Initiatives,
   March 2004 - present;

   Executive Vice President of the Corporation and
   President - Power Tools and Accessories Group,
   April 1999 - March 2004.

o  CHRISTINA M. McMULLEN - 49
   Vice President and Controller,
   April 2000 - present;

   Controller,
   January 2000 - April 2000;

   Assistant Controller,
   April 1993 - January 2000.

o  CHRISTOPHER T. METZ - 39
   Group Vice President of the Corporation and
   President - Hardware and Home Improvement,
   March 2004 - present;

   Vice President of the Corporation and President -
   Hardware and Home Improvement Group,
   January 2001 - March 2004;

   Vice President of the Corporation and President -
   Kwikset, Hardware and Home Improvement Group,
   July 1999 - January 2001.

o  STEPHEN F. REEVES - 45
   Vice President of the Corporation and
   Vice President - Global Finance,
   Power Tools and Accessories,
   March 2004 - present;

   Vice President of the Corporation and Vice President
   - Finance, Power Tools and Accessories Group,
   April 2000 - March 2004;

   Vice President - Finance and Strategic Planning,
   January 2000 - April 2000;

   Vice President and Controller,
   September 1996 - January 2000.

o  MARK M. ROTHLEITNER - 46
   Vice President - Investor Relations and Treasurer,
   January 2000 - present;

   Vice President and Treasurer,
   March 1997 - January 2000.

o  EDWARD J. SCANLON - 50
   Vice President of the Corporation and President -
   Commercial Operations, North and South America,
   Power Tools and Accessories,
   March 2004 - present;

   Vice President of the Corporation and President -
   Commercial Operations, North America,
   Power Tools and Accessories Group,
   May 1999 - March 2004.

o  JOHN W. SCHIECH - 46
   Group Vice President of the Corporation
   and President - Industrial Products Group,
   Power Tools and Accessories,
   March 2004 - present;

   Vice President of the Corporation and President -
   DEWALT Professional Products, Power Tools and Accessories Group,
   January 2001 - March 2004;

   Vice President of the Corporation and President -
   North American Professional Power Tools,
   Power Tools and Accessories Group,
   May 1999 - January 2001.

o  ROBERT B. SCHWARZ - 56
   Vice President of the Corporation and Vice President
   - Manufacturing, Industrial Products Group,
   Power Tools and Accessories,
   March 2004 - present;

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

o The Corporation's ability to maintain mutually beneficial relationships with key customers and to penetrate new channels of distribution. The Corporation has a number of significant customers, including two customers that, in the aggregate, constituted approximately 30% of its consolidated sales for 2004. The loss of either of these significant customers or a material negative change in the Corporation's relationships with these significant customers could have an adverse effect on its business. The Corporation's inability to continue penetrating new channels of distribution may have a negative impact on its future sales and business.

o Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels.

o Market acceptance of the new products introduced in 2004 and scheduled for introduction in 2005, as well as the level of sales generated from these new products relative to expectations, based on existing investments in productive capacity and commitments of the Corporation to fund advertising and product promotions in connection with the introduction of these new products.

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

o The Corporation's ability to successfully integrate the operation of businesses or companies acquired and to realize the anticipated cost savings, synergies, and other benefits relating to the acquisition of such businesses, including, without limitation, the Porter-Cable and Delta Tools Group acquired from Pentair Inc. in October 2004.

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

ITEM 2. PROPERTIES

The Corporation operates 44 manufacturing facilities around the world, including 22 located outside of the United States in 10 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(c) of Part I of this report.
     The following are the Corporation's major leased facilities:
     In the United States: Lake Forest, Mira Loma, and Rialto, California; Jackson, Tennessee; Tampa, Florida; Chesterfield, Michigan; and Towson, Maryland.
     Outside of the United States: Maltby, England; Tongeren and Aarschot, Belgium; Reynosa and Mexicali, Mexico; Brockville, Canada; Usti nad Labem, Czech Republic; Taichung, Taiwan; and Suzhou and Qingdao, China.
     Additional property both owned and leased by the Corporation in Towson, Maryland, is used for administrative offices. Subsidiaries of the Corporation lease certain locations primarily for smaller manufacturing and/or assembly operations, service operations, sales and administrative offices, and for warehousing and distribution centers. The Corporation also owns a manufacturing plant located on leased land in Suzhou, China.
     As more  fully  described  in Item 7 of Part II of this  report  under  the caption "Restructuring Actions", during the fourth quarter of 2001, the Corporation commenced actions on a restructuring plan that will, among other matters, reduce its manufacturing footprint. Additional actions under that restructuring plan were initiated during the second half of 2003. In addition, during the fourth quarter of 2003, the Corporation commenced actions on a restructuring plan associated with the integration of the newly acquired Baldwin and Weiser businesses into its security hardware business. In the fourth quarter of 2004, the Corporation approved certain actions under a restructuring plan associated with the integration of the acquired Porter-Cable and Delta Tools Group into its Power Tools and Accessories business. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and lower product costs and will take appropriate action as deemed necessary.
     Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation's anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
     As previously noted under Item 1(c) of Part I of this report, the Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by the Corporation but at which the Corporation has been identified as a PRP. Others involve current and former manufacturing facilities.
     The Corporation's estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S STOCK AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

The Corporation's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange.
     The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

QUARTER                                        2004                        2003
--------------------------------------------------------------------------------
January to
   March                         $56.590 to $48.070          $44.240 to $33.200
April to June                    $61.500 to $54.440          $44.790 to $33.890
July to
   September                     $75.200 to $59.090          $45.640 to $38.380
October to
   December                      $89.640 to $72.090          $49.900 to $39.510
--------------------------------------------------------------------------------

(b)   Holders of the Corporation's Capital Stock
As of January 28, 2005, there were 12,493 holders of record of the Corporation's Common Stock.

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

QUARTER                                                      2004          2003
--------------------------------------------------------------------------------
January to March                                             $.21          $.12
April to June                                                 .21           .12
July to September                                             .21           .12
October to December                                           .21           .21
--------------------------------------------------------------------------------
                                                             $.84          $.57
================================================================================

Common Stock:
150,000,000  shares  authorized,  $.50  par  value,  82,095,161  and  77,933,464 outstanding as of December 31, 2004 and 2003, respectively.

Preferred Stock:
5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2004 and 2003.

(d)  Annual Meeting of Stockholders
The 2005 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 26, 2005, at 9:00 a.m. at the Sheraton Baltimore North Hotel, 903 Dulaney Valley Road, Towson, Maryland 21204.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(MILLIONS OF DOLLARS EXCEPT PER SHARE DATA)                              2004         2003(b)      2002(b)(d)   2001(b)      2000(c)
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                $5,398.4     $4,482.7     $4,291.8     $4,139.9     $4,365.7
Net earnings from continuing operations                                 441.1        287.2        228.5        101.5        273.7
Earnings from discontinued operations (a)                                14.9          5.8          1.2          6.5          8.3
Net earnings                                                            456.0        293.0        229.7        108.0        282.0
Basic earnings per share:
   Continuing operations                                                 5.53         3.69         2.85         1.26         3.27
   Discontinued operations                                                .19          .07          .01          .08          .10
   Net earnings per common share - basic                                 5.72         3.76         2.86         1.34         3.37
Diluted earnings per share:
   Continuing operations                                                 5.40         3.68         2.83         1.25         3.24
   Discontinued operations                                                .19          .07          .01          .08          .10
   Net earnings per common share - assuming dilution                     5.59         3.75         2.84         1.33         3.34
Total assets                                                          5,530.8      4,222.5      4,130.5      4,014.2      4,089.7
Long-term debt                                                        1,200.6        915.6        927.6      1,191.4        798.5
Redeemable preferred stock of subsidiary (e)                            192.2        202.6        208.4        196.5        188.0
Cash dividends per common share                                           .84          .57          .48          .48          .48
------------------------------------------------------------------------------------------------------------------------------------

(a) Earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation's discontinued European security hardware business. Earnings from discontinued operations for the year ended December 31, 2004, include a gain on sale of discontinued of operations of $12.7 million. That gain was net of a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. The earnings of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation. For additional information about the discontinued European security hardware business, see Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.
(b) As more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, under a restructuring program developed by the Corporation in the fourth quarter of 2001, earnings from continuing operations for 2003, 2002, and 2001 include a restructuring charge of $20.6 million, $46.6 million, and $99.7 million before taxes, respectively ($14.9 million, $29.2 million, and $70.6 million after taxes, respectively). Those 2003, 2002, and 2001 pre-tax charges were net of reversals of $13.2 million, $11.0 million, and $4.1 million, respectively, representing reversals of previously provided restructuring reserves as well as the excess proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. In addition, earnings from continuing operations for 2003 include a restructuring charge of $11.0 million before taxes ($7.2 million after taxes) associated with the integration of the Baldwin and Weiser businesses into the security hardware business.
(c) Earnings from continuing operations for 2000 include a restructuring charge of $39.9 million before taxes ($28.1 million after taxes) and a gain on sale of business of $20.1 million before taxes ($13.1 million after taxes).
(d) As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, goodwill is no longer amortized by the Corporation.
(e) As of December 31, 2004, redeemable preferred stock of subsidiary was included in other current liabilities. As of December 31, 2000 through 2003, redeemable preferred stock of subsidiary was included in other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 17 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments - Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems - with these business segments comprising 71%, 18% and 11%, respectively, of the Corporation's sales in 2004. The percentage of the Corporation's total sales contributed by its Power Tools and Accessories segment will increase in 2005 when a full year's sales of the Porter-Cable and Delta Tools Group, acquired on October 2, 2004, are included in that segment's results. The Porter-Cable and Delta Tools Group includes the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw, and FLEX businesses.
     The Corporation markets its products and services in over 100 countries. During 2004, approximately 64%, 23%, and 13% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.
     The Corporation reported net earnings of $456.0 million, or $5.59 per share, on a diluted basis, for the year ended December 31, 2004, compared to net earnings of $293.0 million, or $3.75 per share on a diluted basis, for the year ended December 31, 2003. As more fully described in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, net earnings for the year ended December 31, 2004, included a $12.7 million net gain on the sale of discontinued operations.
     The Corporation reported net earnings from continuing operations of $441.1 million, or $5.40 per share on a diluted basis, for the year ended December 31, 2004, as compared to net earnings from continuing operations of $287.2 million, or $3.68 per share on a diluted basis, for the year ended December 31, 2003. Net earnings from continuing operations for the year ended December 31, 2003, included a pre-tax restructuring charge of $31.6 million ($22.1 million net of tax). That $31.6 million pre-tax restructuring charge was net of $13.2 million, representing reversals of previously provided restructuring reserves as well as the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. The increase in the Corporation's net earnings and earnings per share from continuing operations for 2004, as compared to 2003, is partially attributable to restructuring and exit costs recognized in 2003.
     Total consolidated sales of $5.40 billion for the year ended December 31, 2004, increased by 20% over the prior year's level. Of that 20% increase, 10% was attributable to an increase in unit volume of existing businesses, 9% was attributable to sales of acquired businesses, and 3% was attributable to the favorable impact of foreign currency translation, offset by 2% attributable to the negative effect of pricing actions. In this Management's Discussion and Analysis, the Corporation has attempted to differentiate between sales of its "existing" or "legacy" businesses and sales of acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of "existing" or "legacy" businesses. For example, in 2004, the sales of both the Porter-Cable and Delta Tools Group business and the MasterFix business--each acquired in 2004--are included in sales of acquired businesses. In addition, sales of the Baldwin and Weiser businesses, acquired in the fourth quarter of 2003, are included in acquired businesses for the first nine months of 2004 but in "existing" or "legacy" businesses for the final three months of 2004.
     Operating income for the year ended December 31, 2004, increased to $629.2 million, or 11.7% of sales, from $428.7 million, or 9.6% of sales, in 2003. That $428.7 million of operating income for the year ended December 31, 2003, was reduced by $31.6 million of restructuring and exit costs. The increase in operating income as a percentage of sales during the year ended December 31, 2004, primarily resulted from improved gross margins, the leverage of fixed costs over a higher sales base, and the absence of charges for restructuring and exit costs. The improvements in gross margin in 2004 were attributable to the positive effects of restructuring and other productivity initiatives as well as favorable foreign currency exchange rates, partially offset by the negative effects of pricing actions and higher raw material costs. Selling, general, and administrative expenses for the year ended December 31, 2004, increased in dollar terms over the prior year's level, principally due to incremental expenses of the businesses acquired in the past year and the effects of foreign currency translation. During 2004, the Corporation also recognized increased promotional and marketing expenses as well as higher expenses associated with stock-based compensation and compliance with Section 404 of the Sarbanes-Oxley Act. Selling, general, and administrative expenses as a percentage of sales declined from 25.3% in 2003 to 24.8% in 2004 principally due to the impact of the Porter-Cable and Delta Tools Group acquisition.

     Earnings from continuing operations before income taxes for the year ended December 31, 2004, increased by $213.4 million over the 2003 level to $604.3 million. In addition to the improvements in operating income described above, pre-tax earnings from continuing operations during 2004 benefited from a $13.1 million reduction in interest expense (net of interest income) from the 2003 level.
     As discussed further in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, on October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. for a purchase price of approximately $792.0 million net of cash acquired of $8.3 million and including transaction costs of $3.5 million. That cash purchase price of $792.0 million included a payment of $21.8 million, on a preliminary basis, based upon the estimated increase in the net assets of the Porter-Cable and Delta Tools Group. The final purchase price is subject to customary adjustments based upon changes in the net assets of the Tools Group through the closing date. The Tools Group business has been included in the Corporation's Power Tools and Accessories segment. The Corporation believes that its acquisition of the Tools Group was both strategically and financially compelling. The acquisition of the Tools Group has added well-respected brands to the Corporation's portfolio and expanded the offerings in product lines where the Corporation had relatively low market share, including woodworking equipment, compressors, pressure washers, and nailers. In addition, the acquisition of the Tools Group provided the Corporation with the opportunity to achieve cost synergies as it integrates the acquired businesses into its existing professional power tools business.
     In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

Sales
The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2004, 2003, and 2002.

                                                     YEAR ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)                           2004         2003         2002
--------------------------------------------------------------------------------
Total sales                                 $5,398.4     $4,482.7     $4,291.8
--------------------------------------------------------------------------------
Unit volume - existing (a)                        10 %          1 %          5 %
Unit volume - acquired (b)                         9 %          1 %          -
Price                                             (2)%         (2)%         (2)%
Currency                                           3 %          4 %          1 %
--------------------------------------------------------------------------------
Change in total sales                             20 %          4 %          4 %
================================================================================
(a) Represents change in unit volume for businesses where year-to-year comparability exists.
(b) Represents change in unit volume for businesses that were acquired and were not included in prior period results.

     Total consolidated sales for the year ended December 31, 2004, were $5,398.4 million, which represented a 20% increase over 2003 sales of $4,482.7 million. Excluding the incremental effects of the MasterFix and Porter-Cable and Delta Tools Group businesses acquired in 2004, and of the Baldwin and Weiser businesses for the first nine months of 2004, total unit volume increased by 10% during the year ended December 31, 2004. The improvement was primarily attributable to the Corporation's North American businesses. As compared to the corresponding period in 2003, a double-digit increase in sales volume was experienced by the Corporation's legacy professional power tools and accessories business as well as its plumbing products business in North America. Unit volume of acquired businesses contributed 9% to the sales growth for 2004 over the 2003 levels. Pricing actions had a 2% negative effect on sales for 2004, as compared to 2003. In addition to pricing actions taken in response to competitive conditions, the impact of pricing in non-U.S. markets during 2004--as a result of the favorable currency effects of U.S. dollar-sourced products--also negatively impacted the comparison to 2003. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro, and to a lesser degree, the pound sterling, caused a 3% increase in the Corporation's consolidated sales during 2004, as compared to 2003.
     Total consolidated sales for the year ended December 31, 2003, were $4,482.7 million, which represented a 4% increase over 2002 sales of $4,291.8 million. Excluding the incremental effects of the Baldwin and Weiser businesses, acquired in October 2003, total unit volume increased by 1% during the year ended December 31, 2003. Unit volume of the acquired Baldwin and Weiser businesses contributed 1% to the sales growth for 2003 over the 2002 level. The remainder of the increase in unit volume was due to higher sales of the power tools and accessories and security hardware businesses, particularly in North America, partially offset by a unit volume decline in the plumbing products business. Pricing actions, taken in response to customer and competitive pressures, had a 2% negative effect on sales for 2003 as compared to 2002. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro and, to a lesser degree, the pound sterling and Canadian dollar, caused a 4% increase in the Corporation's consolidated sales during 2003 over the prior year's level. These positive effects were partially offset by the devaluation of several Latin American currencies during 2003 as compared to 2002.

Earnings
The Corporation reported consolidated operating income of $629.2 million on sales of $5,398.4 million in 2004, compared to operating income of $428.7 million on sales of $4,482.7 million in 2003 and to operating income of $368.0 million on sales of $4,291.8 million in 2002.
     Consolidated operating income for 2003 and 2002 included pre-tax restructuring charges of $31.6 million and $46.6 million, respectively. Those 2003 and 2002 pre-tax charges were net of reversals of $13.2 million and $11.0 million, respectively, representing reversals of previously provided restructuring reserves as well as the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.
     Consolidated gross margin as a percentage of sales for 2004 was 36.4% compared to 35.6% for 2003. The increase in gross margin in 2004 was attributable to the positive effects of restructuring and other productivity initiatives, the leverage of fixed costs over a higher sales base and, in Europe, favorable foreign currency exchange rates. These positive factors were partially offset by the negative effect of pricing actions taken by the Corporation as previously described, by higher raw material and pension costs, and by lower gross margins of the acquired Porter-Cable and Delta Tools Group.
     Consolidated gross margin as a percentage of sales for 2003 was 35.6% as compared to 34.6% for 2002. The increase in gross margin in 2003 was attributable to several positive factors that included: (i) the positive effect of restructuring initiatives, (ii) higher productivity, including Six Sigma productivity initiatives, and (iii) favorable foreign currency exchange rates. These positive factors were partially offset by pricing actions taken by the Corporation in response to customer and competitive pressures and by lower production levels in 2003 as compared to 2002.
     Consolidated selling, general and administrative expenses as a percentage of sales were 24.8% in 2004, compared to 25.3% in 2003 and 25.0% in 2002. Selling, general, and administrative expenses increased by $201.0 million in 2004, over the 2003 level. The incremental expenses of the acquired businesses and the effects of foreign currency translation accounted for approximately 40% and 20% of that increase, respectively. Higher promotional, marketing, and research and development expenses, particularly in the North American power tools and accessories business, higher transportation and distribution expenses to support the increased sales level, and higher Corporate expenses--driven by expenses related to stock-based compensation and compliance with Section 404 of the Sarbanes-Oxley Act--accounted for much of the remaining increase in selling, general, and administrative expenses during 2004.
     Consolidated selling, general, and administrative expenses increased by $63.7 million in 2003 over the 2002 level. The effects of foreign currency translation and acquired businesses accounted for $48.5 million and $13.3 million of the increase in selling, general, and administrative expenses, respectively. The increase in selling, general, and administrative expenses as a percentage of sales from 2002 to 2003 was primarily a result of higher marketing and promotional expenses, which were partially offset by lower selling, general, and administrative expenses, including expenses associated with legal and environmental matters.
     Consolidated net interest expense (interest expense less interest income) was $22.1 million in 2004, compared to $35.2 million in 2003 and $57.8 million in 2002. The lower net interest expense in 2004, as compared to 2003, was primarily the result of higher interest income associated with the Corporation's foreign cash investment activities in 2004, coupled with lower borrowing levels. The lower net interest expense in 2003, as compared to 2002, resulted from both lower borrowing levels and lower interest rates.
     Other expense was $2.8 million in 2004 compared to $2.6 million in 2003 and $4.8 million in 2002.
     Consolidated income tax expense of $163.2 million, $103.7 million, and $76.9 million was recognized on the Corporation's earnings from continuing operations before income taxes of $604.3 million, $390.9 million, and $305.4 million, for 2004, 2003 and 2002, respectively. The Corporation's effective tax rate was 27% for 2004, compared to an effective tax rate of 27% for 2003 and 25% for 2002. For 2003, tax benefits of $9.5 million were recognized on pre-tax restructuring and exit costs of $31.6 million, as compared to a $17.4 million benefit on pre-tax restructuring and exit costs of $46.6 million in the corresponding 2002 period. The lower effective tax rate during 2002 reflects the higher tax benefit associated with the 2002 restructuring charge.
     A further analysis of taxes on earnings is included in Note 11 of Notes to Consolidated Financial Statements.
     The Corporation reported net earnings from continuing operations of $441.1 million, or $5.40 per share on a diluted basis, for the year ended December 31, 2004, compared to net earnings from continuing operations of $287.2 million, or $3.68 per share on a diluted basis for the year ended December 31, 2003, and $228.5 million, or $2.83 per share on a diluted basis, for the year ended December 31, 2002.
     The Corporation reported net earnings from discontinued operations of $14.9 million in 2004, as compared to $5.8 million in 2003 and $1.2 million in 2002. As more fully described in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, net earnings from discontinued operations for the year ended December 31, 2004, included a $12.7 million gain on sale of discontinued operations. The $12.7 million gain recognized during 2004 consisted of a $37.1 million gain on the sale of two discontinued businesses (NEMEF and Corbin) in early 2004, partially offset by a $24.4 million goodwill impairment charge associated with the remaining discontinued business (DOM). During 2004, the discontinued DOM business was under contract for sale at $28.0 million, pending regulatory approval. The Corporation terminated that contract in January 2005 when regulatory approval was not obtained and is currently marketing the DOM business for sale.
     The Corporation reported net earnings of $456.0 million, $293.0 million, and $229.7 million, or $5.59, $3.75, and $2.84 per share on a diluted basis, for the years ended December 31, 2004, 2003, and 2002, respectively. In addition to the impact of operational matters, earnings per share for 2003 also benefited from lower shares outstanding than those outstanding in 2004 and 2002.

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

POWER TOOLS AND ACCESSORIES
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,                          2004         2003         2002
--------------------------------------------------------------------------------
Sales to unaffiliated
   customers                                 $3,667.2     $3,198.4     $3,242.5
Segment profit                                  478.2        361.2        361.5
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Power Tools and Accessories segment during 2004 increased 15% over the 2003 level. Sales of the Porter-Cable and Delta Tools Group businesses acquired early in the fourth quarter of 2004, accounted for 8 percentage points of the 15% increase in 2004, while sales of the legacy Power Tools and Accessories businesses accounted for the remaining 7 percentage points of growth.
     Sales in North America increased at a double-digit rate during 2004 over the prior year's level. Approximately half of this increase was due to the incremental sales of the acquired Porter-Cable and Delta Tools Group businesses. Sales of the Corporation's legacy professional power tools and accessories business in North America increased at a double-digit rate as sales grew in all major channels and product lines. Sales of the Corporation's consumer power tools and accessories business grew at a mid-single-digit rate during 2004, compared to 2003, as increased sales of consumer power tools and outdoor products were partially offset by lower sales of accessories and cleaning and lighting products.
     Sales in Europe during 2004 increased at a low single-digit rate due to the incremental sales of FLEX, a component of the acquired Porter-Cable and Delta Tools Group business, and a high single-digit rate of increase in sales of the Corporation's legacy European professional power tools and accessories business. These increases were partially offset by a low single-digit rate of decrease in sales of consumer power tools and accessories, largely as a result of lower sales of outdoor products.
     Sales in other geographic areas increased at a double-digit rate during 2004 over the 2003 levels. Sales of the Corporation's legacy power tools and accessories businesses in other geographic areas during 2004 increased at a high single-digit rate over the prior year's level as sales increased at a high single-digit rate in Central and South America and at a double-digit rate in Asia.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment improved from 11.3% in 2003 to 13.0% in 2004. That improvement resulted from an increase in gross margin and a reduction in selling, general, and administrative expenses, both as a percentage of sales. Improvements in gross margin as a percentage of sales were due to the positive effects of restructuring and other productivity initiatives, favorable product mix, and foreign currency effects, partially offset by the negative effects of pricing actions and, to a lesser extent, rising raw material costs. While the impact of rising material costs was mitigated in 2004 by fixed-price supply agreements, the business anticipates additional cost pressures in 2005 as those supply agreements are renegotiated. The reduction in selling, general, and administrative expenses as a percentage of sales was principally due to the impact of the Porter-Cable and Delta Tools Group acquisition. The acquisition of the lower-margin Porter-Cable and Delta Tools Group early in the fourth quarter of 2004 had a 40-basis-point negative impact on segment profit as a percentage of sales for the year ended December 31, 2004, and is expected to continue to depress segment profit as a percentage of sales in 2005.
     Sales to unaffiliated customers in the Power Tools and Accessories segment during 2003 decreased 1% from the 2002 level. In North America, sales of power tools and accessories during 2003 decreased at a low single-digit rate from the 2002 level due predominantly to a low single-digit decrease in sales of the consumer power tools and accessories business. Strength in the North American professional power tools and accessories business in the second half of the year nearly offset declines during the first sixth months of 2003. Sales of the consumer power tools and accessories business decreased at a low single-digit rate from the

2002 level, as a double-digit rate of growth in sales of outdoor products was more than offset by a double-digit rate of decline in sales of home products and a low single-digit rate of decrease of sales of power tools and accessories as unfavorable price more than offset increased volume. Both the professional and consumer power tools and accessories businesses were negatively affected by customers' actions to manage inventory levels during 2003.
     Sales of power tools and accessories in Europe during 2003 decreased at a mid-single-digit rate from the 2002 level, as sales of professional power tools and accessories decreased at a low single-digit rate and sales of consumer power tools and accessories declined at a mid-single-digit rate. Sales were down across Europe and in most product lines as weak economic conditions persisted during 2003.
     Sales in other geographic areas increased at a high single-digit rate in 2003 over the 2002 level, as higher sales were achieved in professional power tools and accessories, consumer power tools and accessories, and home products. Increases in sales occurred throughout South and Central America, Asia, and Australia.
     Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.3% for 2003 as compared to 11.1% for 2002. Gross margin as a percentage of sales improved slightly as the positive effects of productivity initiatives, restructuring actions, and foreign currency rates were offset by the negative effects of pricing actions, promotional activities, and lower production levels. During 2003, the Power Tools and Accessories segment reduced its production levels by approximately 10% from the 2002 levels. That reduction in production levels was primarily attributable to the efforts by the business to reduce its inventory levels. As of December 31, 2003, the Power Tools and Accessories segment decreased its total inventories, excluding the effects of foreign currency translation, by approximately 9% from 2002 year-end levels. That decrease was in comparison to an approximate 9% increase in total inventories, excluding the effects of foreign currency translation at December 31, 2002, over the 2001 year-end levels. Selling, general, and administrative expenses as a percentage of sales increased slightly during 2003 as compared to 2002 as promotional and marketing expenses increased.

HARDWARE AND HOME IMPROVEMENT
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,                              2004       2003       2002
--------------------------------------------------------------------------------
Sales to unaffiliated customers                    $959.4     $718.1     $660.7
Segment profit                                      145.2       93.2       47.4
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 34% during 2004 over the 2003 level. During 2004, the impact of the Baldwin and Weiser acquisition accounted for 23 percentage points of the 34% increase, while higher sales of the Price Pfister and Kwikset businesses, coupled with sales growth in the Baldwin and Weiser businesses after the anniversary of the acquisition, accounted for the remaining 11 percentage points. Sales of plumbing products increased at a double-digit rate during 2004, reflecting the expansion of listings at a key retailer that occurred during the third quarter of 2003 as well as higher sales at other retailers. Sales of Kwikset security hardware products increased over the 2003 level at a mid-single-digit rate due to strong retail sales.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment rose to 15.1% for 2004 from 13.0% for 2003. Segment profit as a percentage of sales for 2004 benefited from significant gross margin improvement. That gross margin improvement was primarily driven by volume leverage and productivity improvements, partially offset by the impact of higher raw material costs as well as costs associated with manufacturing rationalization in the security hardware business. The acquisition of Baldwin and Weiser did not have a significant effect on segment profit as a percentage of sales during 2004.
     Sales to unaffiliated customers in the Hardware and Home Improvement segment in 2003 increased 9% over the 2002 level. This increase in sales was almost entirely due to the acquisition of Baldwin and Weiser early in the fourth quarter of 2003. A low single-digit rate of increase in sales of the Kwikset security hardware business in North America was partially offset by a low single-digit rate of decrease in sales of plumbing products.
     As a result of a line review in 2002, the Corporation's plumbing products business lost significant shelf space at The Home Depot stores in the central and eastern United States. That loss of shelf space at The Home Depot negatively impacted plumbing product sales in 2002 by approximately $22 million, but was partially offset in 2003 by an expansion of listings at Lowe's Home Improvement Warehouse during the second quarter of 2003.
     Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 13.0% for 2003 compared to 7.2% for 2002, mainly driven by improvements in gross margin as a percentage of sales. Productivity improvements and the results of restructuring actions were the primary factors that contributed to the increase in segment profit as a percentage of sales. The increase in segment profit as a percentage of sales due to gross margin improvements was slightly offset by a one-percentage-point increase in selling, general, and administrative expenses as a percentage of sales in 2003 as compared to the 2002 level due to higher sales-related expenses, including promotion, marketing, and salesmen's compensation. The acquisition of Baldwin and Weiser did not have a significant effect on segment profit during 2003.

FASTENING AND ASSEMBLY SYSTEMS
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 17of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,                              2004       2003       2002
--------------------------------------------------------------------------------
Sales to unaffiliated customers                    $586.3     $530.1     $528.6
Segment profit                                       79.8       77.6       77.9
--------------------------------------------------------------------------------
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 11% in 2004 over the 2003 level. During March 2004, the Corporation completed the acquisition of MasterFix, an industrial fastening company with operations in Europe and Asia. Incremental sales of the MasterFix business accounted for 3 percentage points of the 11% increase in 2004. Sales in North America during 2004 increased at a high single-digit rate over the 2003 level, with increases in both the industrial and automotive channels. Sales in Europe during 2004 increased over the 2003 level at a double-digit rate, due largely to the incremental sales of the MasterFix business. The Fastening and Assembly System segment's legacy European industrial business experienced a mid-single-digit rate of growth during 2004 as compared to 2003, while sales in its legacy European automotive business approximated the 2003 level. Sales in the segment's legacy businesses in Asia increased at a double-digit rate in 2004, as compared to 2003.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment declined from 14.6% in 2003 to 13.6% in 2004, primarily due to significant costs increases in steel and other raw materials. The incremental impact of the MasterFix business did not have a significant effect on segment profit as a percentage of sales of the Fastening and Assembly Systems segment during 2004.
     Sales to unaffiliated customers in the Fastening and Assembly Systems segment during 2003 increased slightly over the 2002 level as a mid-single-digit rate of increase in sales in Europe and Asia was substantially offset by a mid-single-digit rate decrease in sales in North America.
     Segment profit as a percentage of sales for the Fastening and Assembly Systems segment was 14.6% for 2003 as compared to 14.7% during 2002. That decline was due to lower production volumes, resulting from weak industrial demand and lower automotive production that were substantially offset by productivity improvements.

OTHER SEGMENT-RELATED MATTERS
As  more  fully  described  in  Note  17  of  Notes  to  Consolidated  Financial
Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in Item 7 under the caption "Financial Condition", expense recognized by the Corporation in 2004 relating to its pension and other postretirement benefits plans increased by approximately $19 million over the 2003 level. The adjustment to businesses' postretirement benefit expense booked in consolidation as identified in the second table included in Note 17 of Notes to Consolidated Financial Statements was income of $.8 million and $15.4 million for the years ended December 31, 2004 and 2003, respectively. That lower income level in 2004 resulted from higher pension expense--exclusive of estimated service costs--not allocated to the Corporation's reportable business segments.
     Expenses  directly  related  to  reportable  business  segments  booked  in consolidation and, thus, excluded from segment profit for the reportable business segments were $10.0 million, $15.0 million, and $8.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. The $10.0 million of segment-related expenses excluded from segment profit in 2004 principally related to restructuring-related expenses associated with the Hardware and Home Improvement and Power Tools and Accessories segments. The $15.0 million of segment-related expenses excluded from segment profit in 2003 principally related to restructuring-related expenses associated with the Power Tools and Accessories segment of approximately $9.1 million as well as certain reserves established relating to the Power Tools and Accessories segment and the Hardware and Home Improvement segment. The $8.4 million of segment-related expenses excluded from segment profit in 2002 principally related to reserves for employee-related matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments.
     Amounts allocated to reportable business segments in arriving at segment profit were less than Corporate center operating expenses, eliminations, and other amounts, as identified in the second table included in Note 17 of Notes to Consolidated Financial Statements, by $83.1 million, $73.6 million, and $89.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in these unallocated Corporate center operating expenses for 2004 as compared to 2003 was primarily due to higher stock-based compensation expense not allocated directly to the Corporation's business segments as well as costs associated with compliance with Section 404 of the Sarbanes-Oxley Act, partially offset by lower medical-
related expenses. The decrease in these unallocated Corporate center operating expenses for 2003 as compared to 2002 was primarily due to lower medical-related expenses in 2003, reflecting the results of changes in plan design as well as higher expense allocations to the Corporation's business segments, and lower reserves for certain legal and environmental remediation matters established in 2003 as compared to 2002.
     As indicated above and in Note 17 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $31.6 million pre-tax restructuring charge recognized in 2003, $21.1 million related to the businesses in the Power Tools and Accessories segment, and $10.5 million related to the businesses in the Hardware and Home Improvement segment. Of the $46.6 million pre-tax restructuring charge recognized in 2002, $26.3 million related to the businesses in the Power Tools and Accessories segment, and $20.3 million related to the businesses in the Hardware and Home Improvement segment.

DISCONTINUED OPERATIONS
The European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, has been reflected as discontinued operations in the Consolidated Financial Statements included in Item 8 of Part II of this report. As such, the operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the Corporation's continuing operations. In January 2004, the Corporation completed the sale of two European security hardware businesses, NEMEF and Corbin, for an aggregate price of $77.5 million net of cash transferred.
     The Corporation's remaining European security hardware business, DOM, was under contract for sale at $28.0 million in 2004, pending regulatory approval. The Corporation terminated that contract in January 2005 when regulatory approval was not obtained and is currently marketing the DOM business for sale.
     Net earnings of the discontinued European security hardware business were $14.9 million ($.19 per share on a diluted basis) for the year ended December 31, 2004; $5.8 million ($.07 per share on a diluted basis) for the year ended December 31, 2003; and $1.2 million ($.01 per share on a diluted basis) for the year ended December 31, 2002. Earnings from discontinued operations include pre-tax restructuring (reversals) charges of $(.6) million and $4.1 million for the years ended December 31, 2003 and 2002, respectively.

Restructuring Actions
The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2004, is included in Note 19 of Notes to Consolidated Financial Statements.
     In 2004, the Corporation recognized $5.4 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2004 principally reflect severance benefits. The $5.4 million charge recognized during 2004 was offset, however, by the reversal of $4.0 million of severance accruals established as part of previously provided restructuring reserves that were no longer required and $1.4 million representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.
     During the fourth quarter of 2001, the Corporation formulated a restructuring plan designed to reduce its manufacturing footprint, variable production costs, and selling, general, and administrative expenses. The Corporation initially anticipated that the cost of the total restructuring plan
- expected to be completed over a two- to three-year period - would be $190 million. The $20.0 million charge recognized by the Corporation during 2003 represented the final pre-tax charge associated with this restructuring plan. That amount, coupled with restructuring charges recognized in connection with this plan in 2002 and 2001, brought the total pre-tax restructuring charge under this plan to $170.5 million. That $170.5 million charge includes $3.6 million relating to the Corporation's European security hardware business that is reflected as discontinued operations. The following discussion excludes the restructuring actions relating to the European security hardware business. Earnings from discontinued operations include pre-tax restructuring (reversals) charges of $(.6) million and $4.1 million for the years ended December 31, 2003 and 2002, respectively.
     During 2003, the Corporation commenced the final phase of its restructuring plan and recorded a pre-tax restructuring charge associated with that plan of $20.6 million. That $20.6 million charge was net of $9.6 million of reversals of previously provided restructuring reserves that were no longer required and $3.6 million, representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. In addition, during the fourth quarter of 2003 the Corporation recorded a pre-tax restructuring charge of $11.0 million associated with the closure of a manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser.
     The $20.6 million pre-tax restructuring charge recognized in 2003 principally reflects actions relating to the Power Tools and Accessories segment to reduce its manufacturing cost base as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions. Actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States and the transfer of certain additional power tool production from a facility in the United States to a low-cost facility in Mexico. The 2003 restructuring charge provided for actions to reduce selling, general, and administrative expenses, principally in Europe, and to a lesser extent in the United States, principally reducing headcount.
     The $46.6 million pre-tax restructuring charge recognized in 2002 reflected actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home Improvement segments, as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. Actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States, the closure of an
accessories   packaging  facility  in  England,  and  the  transfer  of  certain additional power tool production from a facility in England to a low-cost facility in the Czech Republic. Actions to reduce the Corporation's manufacturing cost base in the Hardware and Home Improvement segment include the closure of a security hardware facility in the United States. The 2002 restructuring charge also includes pension curtailment losses stemming from headcount reductions associated with the restructuring actions.
     As indicated in Note 19 of Notes to Consolidated Financial Statements, the severance benefits accrual, included in the $31.6 million and $46.6 million pre-tax restructuring charges taken in 2003 and 2002, respectively, related to the elimination of approximately 2,700 positions in high-cost manufacturing locations and in certain administrative positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 2,600 replacement positions will be filled, yielding a net total of 100 positions eliminated as a result of the 2003 and 2002 restructuring actions.
     The Corporation anticipates that the execution of the restructuring actions associated with the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001 will be completed during 2005. The Corporation anticipates that the closure of the manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser will be completed during 2005.
     Given the nature and duration of this restructuring plan, the timing of the actions is subject to varying degrees of estimation associated with key assumptions, such as actual timing of execution, general economic conditions, and other variables.
     In addition to the recognition of restructuring and exit costs, the Corporation also recognizes related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under accounting principles generally accepted in the United States (restructuring-related expenses). Those restructuring-related expenses include items - directly related to the underlying restructuring actions - that benefit ongoing operations, such as costs associated with the transfer of equipment. Operating results for the year ended December 31, 2004 and 2003, included approximately $15 million and $25 million, respectively, of restructuring-related expenses.
     The Corporation realized benefits of approximately $70 million and $50 million in 2004 and 2003, respectively, net of restructuring-related expenses. Those benefits resulted in a reduction in cost of goods sold of approximately $58 million and $39 million in 2004 and 2003, respectively, and a reduction in selling, general, and administrative expenses of approximately $12 million and $11 million in 2004 and 2003, respectively. The Corporation expects that incremental pre-tax savings associated with the restructuring plan that was formulated in the fourth quarter of 2001 will benefit 2005 results by $10 million, net of restructuring-related expenses. The Corporation expects that those incremental pre-tax savings in 2005 will benefit cost of goods sold and selling, general, and administrative expenses in approximately the same ratio as experienced in 2004. The Corporation expects that pre-tax savings associated with the restructuring actions related to the integration of Baldwin and Weiser into its existing security hardware business will benefit 2005 and 2006 results by approximately $20 million, respectively, net of restructuring-related expenses, resulting in annual savings of approximately $25 million. The restructuring-related expense associated with these integration plans had an adverse pre-tax impact of approximately $15 million in 2004. Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

    As previously indicated, the pre-tax restructuring charges recognized in 2004, 2003, and 2002 of $--, $31.6 million, and $46.6 million, respectively, were net of reversals in 2004, 2003, and 2002 of previously provided restructuring reserves that were no longer required and proceeds received in excess of the adjusted carrying value of long-lived assets in the aggregate of $5.4 million, $13.2 million, and $11.0 million, respectively. Adjustments to the severance component of restructuring reserves previously established related to:
(i) actual attrition factors that differed from those initially estimated; (ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and (iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. During 2004, 2003, and 2002, none of the adjustments to the severance obligations recorded in connection with restructuring actions was individually significant. Adjustments to the asset write-down component of restructuring reserves previously established related to the receipt of proceeds in excess of adjusted carrying values of fixed assets that were disposed of in connection with the restructuring actions. Adjustments to the other charge component of restructuring reserves previously established principally related to settlement of operating lease commitments at amounts less than initially estimated or the Corporation's ability to sublease certain facilities exited as part of the restructuring actions.
     Asset write-downs taken as part of the 2003 and 2002 restructuring charge included land, buildings, and manufacturing equipment. The carrying values of land and buildings to be sold were written down to their estimated fair values, generally based upon third party offers, less disposal costs. The carrying values of manufacturing equipment and furniture and fixtures were written down to their fair value based upon estimated salvage values, which generally were negligible, less disposal cost.
     In addition to the previously discussed restructuring actions, prior to the date of the acquisition of Baldwin and Weiser and during the fourth quarter of 2003, the Corporation identified opportunities to restructure these businesses as well as to integrate these businesses into the existing security hardware business included in the Corporation's Hardware and Home Improvement segment. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired businesses of $3.7 million. These actions principally reflect severance benefits associated with administrative and manufacturing actions related to the acquired businesses, including the closure of an acquired administration and distribution facility. The Corporation anticipates that these restructuring actions will be completed in 2005.
     Also, prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during the fourth quarter of 2004, the Corporation identified opportunities to restructure these businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired business of $16.2 million. These actions principally reflect severance costs associated with administrative and manufacturing actions related to the acquired businesses, including the closure of two manufacturing facilities, and lease and other contractual obligations for which no future benefit will be realized. Certain of these restructuring actions commenced in 2004 with the remainder commencing in early 2005. The Corporation expects that these restructuring actions will be completed by the end of 2006. The Corporation continues its evaluation of the identified opportunities to restructure these businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. The Corporation anticipates that finalization of its planned integration actions will not occur until 2005.

Hedging Activities
The Corporation has a number of manufacturing sites throughout the world and sells its products in more than 100 countries. As a result, it is exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which it manufactures. The major foreign currencies in which foreign currency risks exist are the euro, pound sterling, Canadian dollar, Japanese yen, Chinese renminbi, Australian dollar, Mexican peso, Czech koruna, and Brazilian real. Through its foreign currency activities, the Corporation seeks to reduce the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling subsidiary will be affected by changes in exchange rates.
     On January 1, 2002, the twelve participating member countries of the European Monetary Union canceled their respective legacy currencies which were replaced by the euro as legal tender. The Corporation believes that the introduction of the euro has resulted in increased competitive pressures in continental Europe due to the heightened transparency of intra-European pricing structures.
     From time to time, currency devaluations may occur in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency devaluations, there is no assurance that such devaluations will not adversely affect the Corporation.

     Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders' equity. During 2004, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders' equity, increased stockholders' equity by $95.8 million compared to an increase of $98.4 million in 2003.
     As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable rate debt to total debt ratio, the Corporation may elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the cash flows of its indebtedness, through the use of interest rate swap agreements.
     In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at December 31, 2004, compared to 47% at December 31, 2003, and 52% at December 31, 2002. At December 31, 2004, average debt maturity was 8.3 years compared to 8.8 years at December 31, 2003, and 7.2 years at December 31, 2002.

INTEREST RATE SENSITIVITY
The following table provides information as of December 31, 2004, about the Corporation's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency, as of December 31, 2004.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

                                                                                                                         Fair Value
                                                                                                                          (Assets)/
(U.S. DOLLARS IN MILLIONS)              2005       2006       2007      2008       2009     Thereafter        Total     Liabilities
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Short-term borrowings
Variable rate (other currencies)       $  1.1     $   --     $   --     $  --     $   --         $   --     $    1.1       $    1.1
  Average interest rate                 10.23%                                                                 10.23%
Long-term debt
Fixed rate (U.S. dollars)              $   .5     $155.1     $150.2     $  .2     $   .1         $850.0     $1,156.1       $1,248.1
  Average interest rate                  7.00%      7.00%      6.55%     7.00%      7.00%          6.27%        6.41%
Other current liabilities
Fixed rate (U.S. dollars)              $188.0     $   --     $   --     $  --     $   --         $   --     $  188.0       $  192.2
  Average interest rate                  5.69%                                                                  5.69%

INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)              $188.0     $125.0     $ 75.0     $  --     $   --         $400.0     $  788.0       $  (32.5)
  Average pay rate (a)
  Average receive rate                   6.49%      6.03%      5.22%                               5.11%        5.59%
------------------------------------------------------------------------------------------------------------------------------------

(a) The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount which matures in 2007 and thereafter and is based upon 3-month forward LIBOR.


FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY
As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2004, the Corporation has hedged a portion of its 2005 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2005 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar. The Corporation estimated that this would have the effects of reducing gross profits for 2005 by approximately $18 million. The Corporation also estimated the effects on 2005 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% weakening in the value of the United States dollar. A uniform 10% weakening in the value of the United States dollar would have the effect of increasing gross profits.
     In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors' products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 2004, inherent in the foreign exchange hedging portfolio at December 31, 2004.

Critical Accounting Policies
The Corporation's accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
     The Corporation believes that, of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.
     As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $1,184.0 million at December 31, 2004. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation's customer base, or a material negative change in its relationships with significant customers.
     Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Corporation considers current market conditions, including interest rates, in making these assumptions. The Corporation develops the discount rates by considering the yields available on high-quality fixed income investments with long-term maturities corresponding to the related benefit obligation. The Corporation's discount rate for United States defined benefit pension plans was 6.00% at December 31, 2004 and 2003. As discussed further in Note 12 of Notes to Consolidated Financial Statements, the Corporation develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Corporation's expected long-term rate of return assumption for United States defined benefit plans was 8.75% in 2004 and 2005.
     The  Corporation  believes  that  the  assumptions  used  are  appropriate;
however, differences in actual experience or changes in the assumptions may materially affect the Corporation's financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the market-related value of assets. The Corporation's aggregate market-related value of assets exceeded the fair value of plan assets by approximately $155 million as of the 2004 measurement date. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Also, gains and losses resulting from changes in assumptions and from differences between assumptions and actual experience (except those differences being amortized to the market-related value of assets) are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Corporation expects that its pension and other postretirement benefit costs in 2005 will exceed the costs recognized in 2004 by approximately $20 million. This increase is principally attributable to two factors--a reduction in the market-related value of pension plan assets, as compared to the prior year, and the effect of amortization of certain actuarial losses.
     As more fully described in Note 19 of Notes to Consolidated Financial Statements, the Corporation recognized pre-tax restructuring charges of $--, $31.6 million, and $46.6 million during 2004, 2003, and 2002, respectively. Those pre-tax restructuring charges in 2004, 2003, and 2002 were net of reversals of previously established pre-tax restructuring reserves and proceeds received in excess of the adjusted carrying value of long-lived assets in the aggregate of $5.4 million, $13.2 million, and $11.0 million, respectively. The related restructuring reserves reflect estimates, including those pertaining to separation costs, settlements of contractual obligations, and asset valuations. The Corporation reassesses the reserve requirements to complete each individual plan within the restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from the estimates used to establish the restructuring reserves. At December 31, 2004, the Corporation had liabilities established in conjunction with its restructuring activities that totaled $20.2 million.
     As more fully described in Item 3 of this report, the Corporation is subject to various legal proceedings and claims, including those with respect to environmental matters, the outcomes of which are subject to significant uncertainty. The Corporation evaluates, among other factors, the degree of probability of an unfavorable outcome, the ability to make a reasonable estimate of the amount of loss, and in certain instances, the ability of other parties to share costs. Also, in accordance with accounting principles generally accepted in the United States when a range of probable loss exists, the Corporation accrues at the low end of the range when no other more likely amount exists. Unanticipated events or changes in these factors may require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not probable.
     Further, as indicated in Note 20 of Notes to Consolidated Financial Statements, insurance recoveries for environmental and certain general liability claims have not been recognized until realized. Any insurance recoveries, if realized in future periods, could have a favorable impact on the Corporation's financial condition or results of operations in the periods realized.
     The Corporation is also subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact the Corporation's financial statements.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation's petition. In October 2004, the Court granted the Corporation's motion for summary judgement on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation's favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court's decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit. That appeal is still pending. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the impostion of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and the imposition of related interest, it would result in a cash outflow of approximately $160 million. If upheld, the Court's decision would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. The Corporation believes that any such outflow or inflow is unlikely to occur until 2006 or later.

Impact of New Accounting Standards
As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation has not yet adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, or No. 151, Inventory Costs.

Financial Condition
Operating activities generated cash of $619.1 million for the year ended December 31, 2004, compared to $570.6 million of cash generated for the year ended December 31, 2003. Cash flow from operating activities included cash flow from discontinued operations of $3.1 million and $8.7 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash provided by operating activities in 2004 over 2003 was primarily the result of increased earnings from continuing operations and increased cash provided by other assets and liabilities which was partially offset by lower cash from working capital. Increases in inventories (associated with the higher level of sales and to achieve higher service levels) and decreases in accounts payable (associated with the timing of production and payments) exceeded the increase in accrued liabilities (associated with higher sales and earnings levels) in 2004 as compared to 2003. The increase in 2004 over 2003 in cash provided by operating activities associated with other assets and liabilities was due to lower value added tax payments and an increase in cash proceeds associated with foreign currency hedging activities.
     As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2004, increased slightly from the number of days sales outstanding as of December 31, 2003. Average inventory turns remained flat in comparison to the average inventory turns as of December 31, 2003.
     Investing activities for the year ended December 31, 2004 used cash of $819.6 million compared to $368.1 million of cash used in 2003. Cash used for investing activities in 2004 included $804.6 million related to the purchase of businesses as compared to $277.6 million in 2003. Investing activities for the year ended December 31, 2004 included a $788.5 million payment, net of cash acquired, to Pentair, Inc. for the acquisition of the Porter-Cable and Delta Tools Group and related transaction costs. That payment included $21.8 million, on a preliminary basis, based upon the estimated increase in the net assets of the Tools Group. Investing activities for 2004 also included a payment of $7.9 million, net of cash acquired, related to the purchase of MasterFix. Investing activities for the year ended December 31, 2003, included a payment of $275.0 million to Masco Corporation for the acquisition of Baldwin and Weiser and related transaction costs. Investing activities for 2004 also included $77.5 million of net proceeds from the sale of two of the discontinued European security hardware businesses as more fully described in Note 3 of Notes to Consolidated Financial Statements. Capital expenditures were $117.8 million and $102.5 million in 2004 and 2003, respectively. The Corporation anticipates that its capital spending in 2005 will approximate $150 million.
     In January 2004, the Corporation signed an agreement with Assa Abloy to sell its remaining European security hardware business, DOM, for $28.0 million. The DOM sales contract provided the Corporation with the right to terminate the sales contract in the event that regulatory approval was not obtained by December 31, 2004. The Corporation terminated the contract in January 2005 because regulatory approval was not obtained. The Corporation is currently marketing the DOM business for sale to other potential buyers.
     Financing activities provided cash of $391.9 million in 2004, compared to cash used of $425.7 million in 2003. Cash provided by financing activities in 2004 included $295.4 million of proceeds, net of discounts and debt issuance costs, received in October 2004 upon the issuance of $300 million of 4 3/4% Senior Notes due 2014. Cash provided by financing activities in 2004 also included $171.6 million of proceeds received upon the issuance of common stock under employee benefit plans. Cash provided by financing activities in 2004 were reduced by the Corporation's dividend payments, which increased - on a per share basis - from $.57 during 2003 to $.84 during 2004. Dividend payments were $67.5 million and $44.3 million in 2004 and 2003, respectively. Cash used by financing activities in 2003 included the repayment of $309.5 million of debt on April 1, 2003. During 2004, the Corporation repurchased 66,100 shares of its common stock at an aggregate cost of $3.6 million. During the corresponding period in 2003, the Corporation repurchased 2,011,570 shares of its common stock at an aggregate cost of $77.5 million. The Corporation implemented its share repurchase program based upon the belief that its shares were undervalued and to manage share growth resulting from option exercises.
     At December 31, 2004, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 2,845,495 shares of its common stock. Subsequent to December 31, 2004, the Corporation repurchased 2,000,000 shares of its common stock at an aggregate cost of $165.6 million. In February 2005, the Board of Directors authorized the Corporation to repurchase an additional 2,500,000 shares of its common stock. After those share repurchases and the additional shares that were authorized by the Board of Directors, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 3,345,495 shares of its common stock.

     On February 10, 2005, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.28 per share of the Corporation's outstanding common stock payable during the first quarter of 2005. The $.28 dividend represents a 33% increase over the $.21 quarterly dividend paid by the Corporation since December 2003. Future dividends will depend on the Corporation's earnings, financial condition, and other factors.
     As discussed further in Notes 7 of Notes to Consolidated Financial Statements, on October 29, 2004, the Corporation replaced its $1.0 billion unsecured revolving credit facility that expired in April 2006 with a $1.0 billion unsecured revolving credit facility that expires in October 2009.
     As discussed further in Note 12 of Notes to Consolidated Financial Statements, in accordance with Statement of Financial Accounting Standard (SFAS) No. 87, Employer's Accounting for Pensions, the Corporation has recorded a minimum pension liability adjustment at December 31, 2004 as a charge to stockholders' equity of $368.5 million, net of tax. That charge to stockholders' equity did not impact the Corporation's compliance with covenants under its borrowing agreements or cash flow. The Corporation's expense recognized relating to its pension and other postretirement benefit plans increased by approximately $19 million in 2004 over the 2003 levels. The Corporation anticipates that the expense recognized relating to its pension and other postretirement benefit plans in 2005 will increase by approximately $20 million over the 2004 levels. That increase is partially attributable to the amortization of previously unrecognized actuarial losses that gave rise to the minimum liability adjustment. As discussed further in Note 12 of Notes to Consolidated Financial Statements, the Corporation does not anticipate that the funding requirements relating to the pension benefit plans in 2005 will be material.
     During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently field a counterclaim to the Corporation's petition. In October 2004, the Court granted the Corporation's motion for summary judgement on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation's favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court's decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit. That appeal is still pending. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and the imposition of related interest, it would result in a cash outflow by the Corporation of approximately $160 million. If upheld, the Court's decision would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. The Corporation believes that any such outflow or inflow is unlikely to occur until 2006 or later.
     The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation's capital expenditures or financial position.
     The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the restructuring and integration actions previously described. For amounts available at December 31, 2004, under the Corporation's revolving credit facilities and under short-term borrowing facilities, see Note 7 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use internally generated funds and to borrow under its existing and future unsecured revolving credit facilities or under short-term borrowing facilities. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.
     The following table provides a summary of the Corporation's contractual obligations by due date (in millions of dollars). The Corporation's short-term borrowings, long-term debt, other obligations, and lease commitments are more fully described in Notes 7, 8, 13, and 18, respectively, of Notes to Consolidated Financial Statements.


                                                                                PAYMENTS DUE BY PERIOD
                                                  ----------------------------------------------------------------------------------
                                                  LESS THAN 1 YEAR     1 TO 3 YEARS     3 TO 5 YEARS     AFTER 5 YEARS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings (a) (b)                              $   1.1          $    --           $   --           $    --    $     1.1
Long-term debt                                                  .5            305.3               .3             850.0      1,156.1
Operating leases                                              67.4             87.0             47.5              19.8        221.7
Purchase obligations (c)                                     348.0             31.6              1.7               4.5        385.8
Redeemable preferred stock of subsidiary (d)                 188.0               --               --                --        188.0
------------------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations (e)                     $ 605.0          $ 423.9           $ 49.5           $ 874.3    $ 1,952.7
====================================================================================================================================

(a) As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation has a $1.0 billion credit facility that matures in October 2009 and a $1.0 billion commercial paper program. While no borrowings were outstanding under these facilities at December 31, 2004, the Corporation had borrowings outstanding under these facilities during 2004 and anticipates that borrowings will occur in 2005. The Corporation's average borrowing outstanding under these facilities during 2004 was $274.5 million.
(b) As described in Note 7 of Notes to Consolidated Financial Statements, certain subsidiaries of the Corporation outside of the United States have uncommitted lines of credit of $388.3 million at December 31, 2004. These uncommitted lines of credit do not have termination dates and are reviewed periodically.
(c) The Corporation enters into contractual arrangements that result in its obligation to make future payments, including purchase obligations. The Corporation enters into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw material, components, and sourced products, sponsorship arrangements, and arrangements for other services.
(d)  Included in other current liabilities.
(e) The Corporation anticipates that funding of its pension and postretirement benefit plans in 2005 will approximate $36 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Corporation has not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings
   - years ended December 31, 2004, 2003, and 2002.

Consolidated Balance Sheet
   - December 31, 2004 and 2003.

Consolidated Statement of Stockholders' Equity
   - years ended December 31, 2004, 2003, and 2002.

Consolidated Statement of Cash Flows
   - years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

Report  of  Independent   Registered  Public  Accounting  Firm  on  Consolidated
Financial Statements.

                       CONSOLIDATED STATEMENT OF EARNINGS
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,                         2004         2003          2002
--------------------------------------------------------------------------------
SALES                                       $5,398.4     $4,482.7      $4,291.8
  Cost of goods sold                         3,432.9      2,887.1       2,805.6
  Selling, general, and
    administrative expenses                  1,336.3      1,135.3       1,071.6
  Restructuring and exit costs                    --         31.6          46.6
--------------------------------------------------------------------------------
OPERATING INCOME                               629.2        428.7         368.0
  Interest expense (net of interest income
    of $35.8 for 2004, $25.5 for 2003,
    and $26.5 for 2002)                         22.1         35.2          57.8
  Other expense                                  2.8          2.6           4.8
--------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                          604.3        390.9         305.4
  Income taxes                                 163.2        103.7          76.9
--------------------------------------------------------------------------------
NET EARNINGS FROM CONTINUING OPERATIONS        441.1        287.2         228.5
--------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (NET OF INCOME
    TAXES):
  Earnings of discontinued operations
    (net of income taxes of $1.0 for 2004,
     $3.5 for 2003, and $.8 for 2002)            2.2          5.8           1.2
  Gain on sale of discontinued
    operations (net of impairment charge
    of $24.4)                                   12.7           --            --
--------------------------------------------------------------------------------
NET EARNINGS FROM DISCONTINUED OPERATIONS       14.9          5.8           1.2
--------------------------------------------------------------------------------
NET EARNINGS                                $  456.0     $  293.0      $  229.7
================================================================================

BASIC EARNINGS PER COMMON SHARE
  Continuing operations                     $   5.53     $   3.69      $   2.85
  Discontinued operations                        .19          .07           .01
--------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE --
  BASIC                                     $   5.72     $   3.76      $   2.86
================================================================================

DILUTED EARNINGS PER COMMON SHARE
  Continuing operations                     $   5.40     $   3.68      $   2.83
  Discontinued operations                        .19          .07           .01
--------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE --
  ASSUMING DILUTION                         $   5.59     $   3.75      $   2.84
================================================================================
See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                              (MILLIONS OF DOLLARS)


DECEMBER 31,                                                  2004         2003
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $  514.4     $  308.2
Trade receivables, less allowances
  of $52.1 for 2004 and $47.4 for 2003                     1,046.6        808.6
Inventories                                                  981.8        709.9
Current assets of discontinued operations                     70.8        160.2
Other current assets                                         313.6        216.1
--------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                    2,927.2      2,203.0
--------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT                               754.6        660.2
GOODWILL                                                   1,184.0        771.7
OTHER ASSETS                                                 665.0        587.6
--------------------------------------------------------------------------------
                                                          $5,530.8     $4,222.5
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings                                     $    1.1     $     .1
Current maturities of long-term debt                            .5           .4
Trade accounts payable                                       466.9        379.8
Current liabilities of discontinued operations                29.9         38.0
Other current liabilities                                  1,294.2        893.8
--------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                               1,792.6      1,312.1
--------------------------------------------------------------------------------
LONG-TERM DEBT                                             1,200.6        915.6
DEFERRED INCOME TAXES                                        171.1        179.8
POSTRETIREMENT BENEFITS                                      423.4        451.9
OTHER LONG-TERM LIABILITIES                                  384.4        516.6
STOCKHOLDERS' EQUITY
Common stock (outstanding:
  December 31, 2004 -- 82,095,161 shares;
  December 31, 2003 -- 77,933,464 shares)                     41.0         39.0
Capital in excess of par value                               699.6        486.7
Unearned restricted stock compensation                       (12.6)          --
Retained earnings                                          1,161.5        773.0
Accumulated other comprehensive income (loss)               (330.8)      (452.2)
--------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                              1,558.7        846.5
--------------------------------------------------------------------------------
                                                          $5,530.8     $4,222.5
================================================================================
See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                          OUTSTANDING
                                                               COMMON       PAR
                                                               SHARES     VALUE
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                               79,829,641     $39.9
Comprehensive income (loss):
   Net earnings                                                    --        --
   Net loss on derivative instruments
     (net of tax)                                                  --        --
   Minimum pension liability adjustment
     (net of tax)                                                  --        --
   Foreign currency translation adjustments,
     less effect of hedging activities
     (net of tax)                                                  --        --
--------------------------------------------------------------------------------
Comprehensive income (loss)                                        --        --
--------------------------------------------------------------------------------
Cash dividends on common stock
   ($.48 per share)                                                --        --
Purchase and retirement of common stock                    (1,008,101)      (.5)
Common stock issued under employee
   benefit plans                                              783,246        .4
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                               79,604,786      39.8
Comprehensive income (loss):
   Net earnings                                                    --        --
   Net loss on derivative instruments
     (net of tax)                                                  --        --
   Minimum pension liability adjustment
     (net of tax)                                                  --        --
   Foreign currency translation adjustments,
     less effect of hedging activities
     (net of tax)                                                  --        --
--------------------------------------------------------------------------------
Comprehensive income                                               --        --
--------------------------------------------------------------------------------
Cash dividends on common stock
   ($.57 per share)                                                --        --
Purchase and retirement of common stock                    (2,011,570)     (1.0)
Common stock issued under employee
   benefit plans                                              340,248        .2
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                               77,933,464      39.0
Comprehensive income (loss):
   Net earnings                                                    --        --
   Net gain on derivative instruments
     (net of tax)                                                  --        --
   Minimum pension liability adjustment
     (net of tax)                                                  --        --
   Foreign currency translation adjustments,
     less effect of hedging activities
     (net of tax)                                                  --        --
   Write-off of accumulated foreign currency
     translation adjustments due to sale
     of businesses                                                 --        --
--------------------------------------------------------------------------------
Comprehensive income                                               --        --
--------------------------------------------------------------------------------
Cash dividends on common stock
   ($.84 per share)                                                --        --
Restricted stock grants                                       278,296        .1
Restricted stock amortization,
   net of forfeitures                                          (7,950)       --
Purchase and retirement of common stock                       (66,100)       --
Common stock issued under employee
   benefit plans                                            3,957,451       1.9
--------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004                               82,095,161     $41.0
================================================================================
See Notes to Consolidated Financial Statements.

                    UNEARNED                      ACCUMULATED
CAPITAL IN        RESTRICTED                            OTHER             TOTAL
 EXCESS OF             STOCK      RETAINED      COMPREHENSIVE     STOCKHOLDERS'
 PAR VALUE      COMPENSATION      EARNINGS      INCOME (LOSS)            EQUITY
--------------------------------------------------------------------------------
    $566.6            $   --      $  333.2            $(188.7)         $  751.0

        --                --         229.7                 --             229.7

        --                --            --              (16.4)            (16.4)

        --                --            --             (369.7)           (369.7)


        --                --            --               60.2              60.2
--------------------------------------------------------------------------------
        --                --         229.7             (325.9)            (96.2)
--------------------------------------------------------------------------------

        --                --         (38.6)                --             (38.6)
     (42.6)               --            --                 --             (43.1)

      26.1                --            --                 --              26.5
--------------------------------------------------------------------------------
     550.1                --         524.3             (514.6)            599.6

        --                --         293.0                 --             293.0

        --                --            --              (15.8)            (15.8)

        --                --            --              (20.2)            (20.2)


        --                --            --               98.4              98.4
--------------------------------------------------------------------------------
        --                --         293.0               62.4             355.4
--------------------------------------------------------------------------------

        --                --         (44.3)                --             (44.3)
     (76.5)               --            --                 --             (77.5)

      13.1                --            --                 --              13.3
--------------------------------------------------------------------------------
     486.7                --         773.0             (452.2)            846.5

        --                --         456.0                 --             456.0

        --                --            --                4.9               4.9

        --                --            --               49.4              49.4


        --                --            --               95.8              95.8


        --                --            --              (28.7)            (28.7)
--------------------------------------------------------------------------------
        --                --         456.0              121.4             577.4
--------------------------------------------------------------------------------

        --                --         (67.5)                --             (67.5)
      15.8             (15.9)           --                 --                --

       (.5)              3.3            --                 --               2.8
      (3.6)               --            --                 --              (3.6)

     201.2                --            --                 --             203.1
--------------------------------------------------------------------------------
    $699.6            $(12.6)     $1,161.5            $(330.8)         $1,558.7
================================================================================

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
                              (MILLIONS OF DOLLARS)


YEAR ENDED DECEMBER 31,                            2004        2003        2002
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                    $ 456.0     $ 293.0     $ 229.7
Adjustments to reconcile net earnings
  to cash flow from operating activities
  of continuing operations:
  Earnings of discontinued operations              (2.2)       (5.8)       (1.2)
  Gain on sale of discontinued operations
    (net of impairment charge)                    (12.7)         --          --
  Non-cash charges and credits:
    Depreciation and amortization                 142.5       133.4       122.4
    Restructuring and exit costs                     --        31.6        46.6
    Other                                           (.3)       (8.1)       (8.6)
  Changes in selected working capital items
    (net of assets and liabilities
    of acquired businesses):
    Trade receivables                               1.3        (6.4)       13.1
    Inventories                                   (66.7)       94.2       (10.0)
    Trade accounts payable                        (39.9)       21.0        18.9
    Other current liabilities                     102.8        56.4        28.7
  Restructuring spending                          (25.0)      (40.4)      (36.9)
  Other assets and liabilities                     60.2        (7.0)       35.6
--------------------------------------------------------------------------------
  CASH FLOW FROM OPERATING ACTIVITIES
    OF CONTINUING OPERATIONS                      616.0       561.9       438.3
  CASH FLOW FROM OPERATING ACTIVITIES
    OF DISCONTINUED OPERATIONS                      3.1         8.7        13.3
--------------------------------------------------------------------------------
  CASH FLOW FROM OPERATING ACTIVITIES             619.1       570.6       451.6
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from disposal of assets                   26.0        15.0         4.6
Proceeds from sale of discontinued
  operations, net of cash transferred              77.5          --          --
Capital expenditures                             (117.8)     (102.5)      (94.3)
Purchase of businesses, net of cash acquired     (804.6)     (277.6)         --
Investing activities of discontinued
  operations                                       (1.2)       (3.3)       (2.3)
Cash inflow from hedging activities                 7.2          --          --
Cash outflow from hedging activities               (7.9)         --          --
Other investing activities, net                     1.2          .3         1.4
--------------------------------------------------------------------------------
  CASH FLOW FROM INVESTING ACTIVITIES            (819.6)     (368.1)      (90.6)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net decrease in short-term borrowings              (3.4)       (4.9)       (7.2)
Proceeds from long-term debt (net of debt
  issue cost of $2.4)                             295.4          --          --
Payments on long-term debt                          (.6)     (310.6)      (33.9)
Purchase of common stock                           (3.6)      (77.5)      (43.1)
Issuance of common stock                          171.6        11.6        20.8
Cash dividends                                    (67.5)      (44.3)      (38.6)
--------------------------------------------------------------------------------
  CASH FLOW FROM FINANCING ACTIVITIES             391.9      (425.7)     (102.0)
Effect of exchange rate changes on cash            14.8        14.3        13.6
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                206.2      (208.9)      272.6
Cash and cash equivalents at beginning
  of year                                         308.2       517.1       244.5
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 514.4     $ 308.2     $ 517.1
================================================================================
See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

NOTE 1: SUMMARY OF ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2004.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition: Revenue from sales of products is recognized when title passes, which occurs either upon shipment or upon delivery based upon contractual terms. The Corporation recognizes customer program costs, including customer incentives such as volume or trade discounts, cooperative advertising and other sales related discounts, as a reduction to sales.

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

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2004, approximately 28% of the Corporation's trade receivables were due from two large home improvement retailers.
     The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

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

Goodwill and Other Intangible Assets: Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives.
     The changes in the carrying amount of goodwill for the year ended December 31, 2004, by segment in millions of dollars, are as follows:

                                           POWER        HARDWARE      FASTENING
                                         TOOLS &          & HOME     & ASSEMBLY
                                     ACCESSORIES     IMPROVEMENT        SYSTEMS
--------------------------------------------------------------------------------
Goodwill at January 1                     $ 25.8          $458.6         $287.3
Acquisitions                               384.4              --            4.1
Activity associated with
   prior year acquisitions                   4.7             4.8             --
Currency translation
   adjustment                                2.2              .5           11.6
--------------------------------------------------------------------------------
Goodwill at December 31                   $417.1          $463.9         $303.0
================================================================================
     The Corporation assesses the fair value of its reporting units for its goodwill impairment tests based upon a discounted cash flow methodology. Those estimated future cash flows - which are based upon historical results and current projections - are discounted at a rate corresponding to a "market" rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. The Corporation would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit's recorded goodwill exceeded the implied fair value of goodwill.
     As of January 1, 2002, the Corporation performed the first of the required impairment tests of goodwill. Additionally, the Corporation performed its annual impairment test in the fourth quarters of 2004, 2003, and 2002. No impairment was present upon performing these impairment tests. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation's customer base, or a material negative change in its relationships with significant customers.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $118.6 million in 2004, $100.4 million in 2003, and $94.3 million in 2002.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $278.1 million in 2004, $229.4 million in 2003, and $218.1 million in 2002. Freight charged to customers is recorded as revenue.

Advertising and Promotion: Advertising and promotion expense, which is expensed as incurred, was $174.9 million in 2004, $154.0 million in 2003, and $134.6 million in 2002.

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

Derivative Financial Instruments: The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 11 countries, the Corporation also is exposed to risks arising from changes in foreign currency rates. The Corporation uses derivatives principally in the management of interest rate and foreign currency exposure. It does not utilize derivatives that contain leverage features. On the date on which the Corporation enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Corporation measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.
     For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately. For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss (net of tax), is reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment to the extent the derivative is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

Interest Rate Risk Management: The Corporation has designated each of its outstanding interest rate swap agreements as fair value hedges of the underlying fixed rate obligation. The fair value of the interest rate swap agreements is recorded in other current assets, other assets, other current liabilities, or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligation. The changes in the fair value of the interest rate swap agreements and the underlying fixed rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense and other expense (income) in the Consolidated Statement of Earnings. The Corporation has structured all existing interest rate swap agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap.

Foreign Currency Management: The fair value of foreign currency-related derivatives are generally included in the Consolidated Balance Sheet in other current assets and other current liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of goods sold to match the underlying transaction being hedged. Realized and unrealized gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) until the underlying transaction is recognized in earnings.
     The earnings impact of cash flow hedges relating to the variability in cash flows associated with foreign currency-denominated assets and liabilities is reported in cost of goods sold, selling, general, and administrative expenses, or other expense (income), depending on the nature of the assets or liabilities being hedged. The amounts deferred in accumulated other comprehensive income
(loss) associated with these instruments generally relate to foreign currency spot-rate to forward-rate differentials and are recognized in earnings over the term of the hedge. The discount or premium relating to cash flow hedges associated with foreign currency-denominated assets and liabilities is recognized in net interest expense over the life of the hedge.

Stock-Based Compensation: As described in Note 16, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion
(APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.
     A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the years ended December 31, 2004, 2003, and 2002, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

(DOLLARS IN MILLIONS
EXCEPT PER SHARE DATA)                               2004       2003       2002
--------------------------------------------------------------------------------
Net earnings                                       $456.0     $293.0     $229.7
Adjustment to net earnings for:
   Stock-based compensation
     expense included
     in net earnings, net of tax                     11.9        2.6         --
   Pro forma stock-based
     compensation (expense),
     net of tax                                     (22.3)     (19.3)     (18.5)
--------------------------------------------------------------------------------
Pro forma net earnings                             $445.6     $276.3     $211.2
================================================================================

Pro forma net earnings
   per common share -- basic                       $ 5.59     $ 3.55     $ 2.63
================================================================================

Pro forma net earnings
   per common share --
   assuming dilution                               $ 5.49     $ 3.55     $ 2.62
================================================================================
New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB 123R), Share-Based Payment. FASB 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation is required to adopt the provisions of FASB 123R effective as of the beginning of its third quarter in 2005. FASB 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternatives of adoption, of FASB 123R.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law which introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As provided under FSP No. FAS 106-1, the Corporation elected to defer accounting for the effects of the Act until authoritative guidance on the accounting for the federal subsidy was issued or until a significant event occured that ordinarily would call for the remeasurement of the postretirement benefit plan's obligations.
     In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The provisions of FSP No. FAS 106-2 are effective for the first interim or annual period beginning after June 15, 2004, and as such, the Corporation prospectively accounted for the effects of the Act as of the beginning of its third quarter of 2004. The accrued benefit obligation and the net periodic postretirement cost included in the consolidated financial statements, for the periods prior to the date of adoption, do not reflect the effects of the Act on the Corporation's postretirement benefit plan. The adoption did not have a material impact on the Corporation's financial position or results of operations.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FASB 151), Inventory Costs. The Corporation is required to adopt the provisions of FASB 151, on a prospective basis, as of January 1, 2006. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FASB 151 requires that those items
- if abnormal - be recognized as expenses in the period incurred. In addition, FASB 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Corporation has not yet determined what effect FASB 151 will have on its earnings and financial position.

NOTE 2: ACQUISITIONS
Effective after the close of business on October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. The Porter-Cable and Delta Tools Group includes the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw and FLEX businesses. The cash purchase price for the transaction was approximately $792.0 million net of cash acquired of $8.3 million and including transaction costs of $3.5 million. That cash purchase price of $792.0 million included a payment of $21.8 million, on a preliminary basis, based upon the estimated increase in the net assets of the Porter-Cable and Delta Tools Group. The final purchase price is subject to customary adjustments based upon changes in the net assets of the Porter-Cable and Delta Tools Group through the closing date. The acquired Porter-Cable and Delta Tools Group will be integrated into the Corporation's Power Tools and Accessories segment and will allow the Corporation to offer its customers a broader range of products.
     This transaction has been accounted for in accordance with SFAS No.141, Business Combinations, and accordingly the financial position and results of operations have been included in the Corporation's operations since the date of acquisition.
     The Corporation has not yet obtained all information, including, but not limited to, finalization of independent appraisals, required to complete the purchase price allocation related to the acquisition of the Porter-Cable and Delta Tools Group. The final allocation will be completed in 2005. The initial purchase price allocation of the acquired business based on preliminary appraisal data and management's estimates at the date of acquisition, in millions of dollars, is as follows:

--------------------------------------------------------------------------------
Accounts receivable                                                    $  202.5
Inventories                                                               170.9
Property and equipment                                                    128.1
Goodwill                                                                  383.4
Intangible assets                                                         156.5
Other current and long-term assets                                         42.2
--------------------------------------------------------------------------------
   Total assets acquired                                                1,083.6
--------------------------------------------------------------------------------
Accounts payable and accrued liabilities                                  222.3
Other liabilities                                                          69.3
--------------------------------------------------------------------------------
   Total liabilities                                                      291.6
--------------------------------------------------------------------------------
Fair value of net assets acquired                                      $  792.0
================================================================================
     The preliminary allocation of the purchase price resulted in the recognition of $383.4 million of goodwill primarily related to the anticipated future earnings and cash flows of the Porter-Cable and Delta Tools Group, including the estimated effects of the integration of this business into the Corporation's Power Tools and Accessories business. The transaction also generated $156.5 million in intangible assets of which $130.2 million were indefinite-lived intangible assets related to trade names and $26.3 million related to finite-lived intangible assets that will be amortized over periods of 10 to 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet. The Corporation believes that approximately $370 million of the intangible assets and goodwill recognized will be deductible for income tax purposes.
     Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during the fourth quarter of 2004, the Corporation identified opportunities to restructure the acquired businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired businesses in the amount of $16.2 million. These actions principally reflect severance costs associated with administrative and manufacturing actions related to the acquired businesses, including the closure of two manufacturing facilities, as well as the cost of lease and other contractual obligations for which no future benefit will be realized. Certain of these restructuring actions commenced in 2004 with the remainder commencing in early 2005. The Corporation expects that these restructuring actions will be completed by the end of 2006. The Corporation's evaluation of identified opportunities to restructure the acquired businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment is ongoing with finalization not expected until later in 2005.
     The following pro forma unaudited combined financial information for the years ended December 31, 2004 and 2003 are presented as if the Porter-Cable and Delta Tools Group acquisition had occurred at the beginning of each period presented:

(AMOUNTS IN MILLIONS
EXCEPT PER SHARE DATA)                                        2004         2003
--------------------------------------------------------------------------------
Sales                                                     $6,242.6     $5,564.1
--------------------------------------------------------------------------------
Net Earnings from Continuing Operations                      462.9        315.4
--------------------------------------------------------------------------------
Net earnings per Common Share
  from Continuing Operations - Basic                      $   5.80     $   4.05
--------------------------------------------------------------------------------
Net earnings per Common Share
  from Continuing  Operations - Diluted                   $   5.67     $   4.04
--------------------------------------------------------------------------------
     These pro forma combined financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each year presented, or of future results of the consolidated entities.
     In March 2004, the Corporation acquired MasterFix for $7.9 million, net of cash acquired. The results of MasterFix, included in the consolidated financial statements from the date of acquisition, were not material.
     On September 30, 2003, the Corporation acquired Baldwin Hardware Corporation (Baldwin) and Weiser Lock Corporation (Weiser) from Masco Corporation for $277.8 million in cash, including transaction costs of $2.8 million. Baldwin is a leading provider of architectural and decorative products for the home. Weiser is a manufacturer of locksets and decorative exterior hardware and accessories. These additions to the Corporation's security hardware businesses, a component of its Hardware and Home Improvement segment, allowed the Corporation to offer its customers a broader range of styles and price points.
     The Corporation's acquisition of Baldwin and Weiser has been accounted for in accordance with SFAS No. 141, and accordingly, the financial position and results of operations have been included in the Corporation's operations since the date of acquisition. The purchase price allocation of the acquired businesses based upon independent appraisals and management's estimates at the date of acquisition, in millions of dollars, is as follows:

--------------------------------------------------------------------------------
Accounts receivable                                                      $ 38.2
Inventories                                                                38.0
Property and equipment                                                     61.1
Goodwill                                                                   99.2
Intangible assets                                                          76.3
Other current and long-term assets                                         10.7
--------------------------------------------------------------------------------
   Total assets acquired                                                  323.5
--------------------------------------------------------------------------------
Accounts payable and accrued liabilities                                   35.9
Other liabilities                                                           9.8
--------------------------------------------------------------------------------
   Total liabilities                                                       45.7
--------------------------------------------------------------------------------
Fair value of net assets acquired                                        $277.8
================================================================================
     The purchase price allocation resulted in the recognition of $99.2 million of goodwill primarily related to the future earnings and cash flows of Baldwin and Weiser, including the estimated effects of the integration of these businesses into the Corporation's then existing security hardware business. The transaction also generated $76.3 million in intangible assets of which $71.9 million were indefinite-lived intangible assets related to trademarks and tradenames and $4.4 million related to finite-lived intangible assets that will be amortized over a period of 10 years. The Corporation believes that the entire amount of intangible assets and goodwill recognized will be deductible for income tax purposes.
     Prior to the date of the acquisition of Baldwin and Weiser and during the fourth quarter of 2003, the Corporation identified opportunities to restructure these businesses as well as to integrate these businesses into its pre-existing security hardware business. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired business of $3.7 million. These actions principally reflect severance benefits associated with administrative and manufacturing actions related to the acquired businesses, including the closures of an administrative and distribution facility of the Weiser business and a distribution facility of the Baldwin business. These restructuring actions commenced in 2004 and the Corporation expects the actions to be completed in 2005. In addition, as more fully described in Note 19, during the fourth quarter of 2003, the Corporation recorded a pre-tax restructuring charge of $11.0 million relating to the closure of a manufacturing facility in its Kwikset businesses, a pre-existing component of its Hardware and Home Improvement segment.

NOTE 3: DISCONTINUED OPERATIONS
As of December 31, 2003, the Corporation met the requirements to classify its European security hardware business as discontinued operations. The European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, was previously included in the Corporation's Hardware and Home Improvement segment. In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses to Assa Abloy and received cash proceeds, net of cash transferred, of $74.6 million. In September 2004, the Corporation received additional cash proceeds of $2.9 million. These additional cash proceeds reflect the final adjustment to the purchase price for the net assets of the NEMEF and Corbin businesses at the date of closing. Also, in January 2004, the Corporation signed an agreement with Assa Abloy to sell its remaining European security hardware business, DOM, for $28.0 million. The DOM sales contract provided the Corporation with the right to terminate the sales contract in the event that regulatory approval was not obtained by December 31, 2004. The Corporation terminated the contract in January 2005 because regulatory approval was not obtained. The Corporation is currently marketing the DOM business for sale to other potential buyers.
     During 2004, the Corporation recognized a $12.7 million net gain on the sale of these discontinued operations (the "net gain on sale of discontinued operations"). That net gain consisted of a $37.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value inherent in the contractual value of $28.0 million.
     The European security hardware business discussed above is reported as discontinued operations in the consolidated financial statements and all prior periods presented have been adjusted to reflect this presentation. Sales and earnings before income taxes of the discontinued operations for each year, in millions of dollars, were as follows:

                                                     2004       2003       2002
--------------------------------------------------------------------------------
Sales                                               $66.2     $119.3     $102.2
Earnings before income taxes                          3.1        9.3        2.0
--------------------------------------------------------------------------------
     The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.
     The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each year, in millions of dollars, were as follows:

                                                                2004       2003
--------------------------------------------------------------------------------
Trade receivables, less allowances                             $ 9.2     $ 16.1
Inventories                                                     11.9       28.4
Property, plant, and equipment                                  16.9       27.9
Goodwill                                                        28.1       82.7
Other assets                                                     4.7        5.1
--------------------------------------------------------------------------------
   Total assets                                                 70.8      160.2
--------------------------------------------------------------------------------
Trade accounts payable                                           3.7        8.5
Other current liabilities                                        7.4       11.5
Postretirement benefits and
    other long-term liabilities                                 18.8       18.0
--------------------------------------------------------------------------------
Total liabilities                                               29.9       38.0
--------------------------------------------------------------------------------
Net assets                                                     $40.9     $122.2
================================================================================

NOTE 4: INVENTORIES
The classification of inventories at the end of each year, in millions of dollars, was as follows:

                                                                2004       2003
--------------------------------------------------------------------------------
FIFO cost
Raw materials and work-in-process                             $267.8     $186.3
Finished products                                              692.8      510.3
--------------------------------------------------------------------------------
                                                               960.6      696.6
Adjustment to arrive at
   LIFO inventory value                                         21.2       13.3
--------------------------------------------------------------------------------
                                                              $981.8     $709.9
================================================================================
     The cost of United States inventories stated under the LIFO method was approximately 53% and 43% of the value of total inventories at December 31, 2004 and 2003, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

                                                              2004         2003
--------------------------------------------------------------------------------
Property, plant, and equipment at cost:
Land and improvements                                     $   51.6     $   50.0
Buildings                                                    299.5        268.8
Machinery and equipment                                    1,410.6      1,234.6
--------------------------------------------------------------------------------
                                                           1,761.7      1,553.4
Less accumulated depreciation                              1,007.1        893.2
--------------------------------------------------------------------------------
                                                          $  754.6     $  660.2
================================================================================

NOTE 6: OTHER CURRENT LIABILITIES
Other current liabilities at the end of each year, in millions of dollars, included the following:

                                                               2004        2003
--------------------------------------------------------------------------------
Trade discounts and allowances                             $  254.4      $178.0
Redeemable preferred stock of subsidiary                      192.2          --
Employee benefits                                             154.6       130.3
Salaries and wages                                            135.6       103.4
Advertising and promotion                                      57.7        46.4
Warranty                                                       55.2        40.4
Income taxes, including deferred taxes                         51.4        39.4
Accruals related to restructuring actions                      20.2        43.7
All other                                                     372.9       312.1
--------------------------------------------------------------------------------
                                                           $1,294.2      $893.8
================================================================================

     All other at December 31, 2004 and 2003, consisted primarily of accruals for foreign currency derivatives, interest, insurance, and taxes other than income taxes.
     The following provides information with respect to the Corporation's warranty accrual, in millions of dollars:

                                                                 2004      2003
--------------------------------------------------------------------------------
Warranty reserve at January 1                                   $40.4     $41.8
Accruals for warranties issued during
   the period and changes in estimates
   related to pre-existing warranties                            91.0      80.4
Settlements made                                                (92.2)    (85.5)
Additions due to acquisitions                                    14.4        .8
Currency translation adjustments                                  1.6       2.9
--------------------------------------------------------------------------------
Warranty reserve at December 31                                 $55.2     $40.4
================================================================================

NOTE 7: SHORT-TERM BORROWINGS
Short-term borrowings in the amounts of $1.1 million and $.1 million at December 31, 2004 and 2003, respectively, consisted primarily of borrowings under the terms of uncommitted lines of credit or other short-term borrowing arrangements.
     In November 2002, the Corporation entered into a $500 million agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue. In September 2004, the Corporation increased the maximum amount authorized for issuance under its commercial paper program from $500 million to $1.0 billion.
     In April 2001, the Corporation entered into a $1.0 billion unsecured revolving credit facility that expires in April 2006. In October 2004, the Corporation replaced its $1.0 billion unsecured revolving credit facility (the Former Credit Facility) that would have expired in April 2006 with a $1.0 billion unsecured revolving credit facility (the Credit Facility) that expires in October 2009. The amount available for borrowing under the Credit Facility at December 31, 2004 was $1.0 billion.
     While no amounts were outstanding under the Corporation's unsecured revolving credit facilities or commercial paper program at December 31, 2004 or 2003, average borrowings outstanding under these facilities during 2004 and 2003 were $274.5 million and $414.8 million, respectively.
     Under the Credit Facility, the Corporation has the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .375%, will increase (by a maximum amount of .625%) or decrease (by a maximum amount of .115%) based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
     In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee, initially equal to .125%, of the amount of the Credit Facility's commitment, whether used or unused. The Corporation is also required to pay a utilization fee, initially equal to .125%, applied to the outstanding balance when borrowings under the Credit Facility exceed 50% of the Credit Facility. The Credit Facility provides that both the facility fee and the utilization fee will increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt.
     The Credit Facility includes various customary covenants. Some of the covenants limit the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets. Other financial covenants require the Corporation to maintain a specified leverage ratio and interest coverage ratio. As of December 31, 2004, the Corporation was in compliance with all terms and conditions of the Credit Facility.
     Under the Former Credit Facility, the Corporation had the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Former Credit Facility provided that the interest rate margin over LIBOR, initially set at .475% would increase or decrease based upon changes in the ratings of the Corporation's long-term senior unsecured debt. The Former Credit Facility provided for an interest rate margin over LIBOR of .475% during 2004, 2003, and 2002. In addition to the interest payable on the principal amount of indebtedness outstanding from time to time under the Former Credit Facility, the Corporation was required to pay an annual facility fee to each bank, equal to .150% and .125%, respectively, of the amount of each bank's commitment, whether used or unused. The Corporation was also required to pay a utilization fee under the Former Credit Facility equal to .125%, applied to the outstanding balance when borrowings exceeded 50% of the facility. The Former Credit Facility provided that both the facility fee and the utilization fee would increase or decrease based upon changes in the ratings of the Corporation's senior unsecured debt.
     Under the terms of uncommitted lines of credit at December 31, 2004, certain subsidiaries outside of the United States may borrow up to an additional $388.3 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

NOTE 8: LONG-TERM DEBT
The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

                                                                2004       2003
--------------------------------------------------------------------------------
7.0% notes due 2006                                         $  154.6     $154.6
6.55% notes due 2007                                           150.0      150.0
7.125% notes due 2011
   (including discount of
   $2.0 in 2004 and $2.3 in 2003)                              398.0      397.7
4.75% notes due 2014
   (including discount of  $2.2)                               297.8         --
7.05% notes due 2028                                           150.0      150.0
Other loans due through 2009                                     1.5        1.1
Fair value hedging adjustment                                   49.2       62.6
Less current maturities of long-term debt                        (.5)       (.4)
--------------------------------------------------------------------------------
                                                            $1,200.6     $915.6
================================================================================
     As more fully described in Note 1, at December 31, 2004 and 2003, the carrying amount of long-term debt and current maturities thereof includes $49.2 million and $62.6 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swaps agreements.
     Indebtedness of subsidiaries in the aggregate principal amounts of $302.6 million and $301.3 million were included in the Consolidated Balance Sheet at December 31, 2004 and 2003, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.
     Principal payments on long-term debt obligations due over the next five years are as follows: $.5 million in 2005, $155.1 million in 2006, $150.2 million in 2007, $.2 million in 2008, and $.1 million in 2009. Interest payments on all indebtedness were $77.2 million in 2004, $80.3 million in 2003, and $100.8 million in 2002.

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

Interest Rate Risk Management: The Corporation manages its interest rate risk, primarily through the use of interest rate swap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. The Corporation may, based upon its assessment of the future interest rate environment, elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the future cash flows associated with its indebtedness, through the use of interest rate swaps.
     The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation's exposure as an end user of derivative financial instruments.
     The Corporation's portfolio of interest rate swap instruments at December 31, 2004 and 2003, consisted of $788.0 million notional and $588.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.59% and 5.99%, respectively. The basis of the variable rate paid is LIBOR.
     Credit exposure on the Corporation's interest rate derivatives at December 31, 2004 and 2003, was $32.8 million and $54.3 million, respectively. Deferred gains on the early termination of interest rate swaps were $27.8 million and $30.2 million at December 31, 2004 and 2003.

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

     The Corporation seeks to minimize its foreign currency cash flow risk and hedges its foreign currency transaction exposures (that is, currency exposures related to assets and liabilities) as well as certain forecasted foreign currency exposures. Hedges of forecasted foreign currency exposures principally relate to the cash flow risk relating to the sales of products manufactured or purchased in a currency different from that of the selling subsidiary. The Corporation hedges its foreign currency cash flow risk through the use of forward exchange contracts and, to a small extent, options. Some of the forward exchange contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges also are used to mitigate transaction and forecasted exposures. The Corporation also responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.
     The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2004 and 2003, in millions of dollars, including details by major currency as of December 31, 2004. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2004                                       BUY          SELL
--------------------------------------------------------------------------------
United States dollar                                     $1,348.6     $(1,252.5)
Pound sterling                                              922.8        (378.2)
Euro                                                        689.0      (1,015.1)
Canadian dollar                                              11.1        (134.5)
Australian dollar                                            25.9         (56.4)
Czech koruna                                                 65.2         (13.9)
Japanese yen                                                  8.7         (59.1)
Swedish krona                                                44.4         (90.9)
Swiss franc                                                  10.9         (25.7)
Norwegian krone                                                --         (38.9)
Danish krone                                                   .4         (53.4)
Other                                                         3.0         (21.2)
--------------------------------------------------------------------------------
Total                                                    $3,130.0     $(3,139.8)
================================================================================

AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------
Total                                                    $2,682.6     $(2,710.3)
================================================================================
     No purchased options to buy or sell currencies were outstanding at December 31, 2004.
     Credit exposure on foreign currency derivatives as of December 31, 2004 and 2003, was $52.2 million and $10.9 million, respectively.
     Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation's cash flow hedges that were recorded to earnings during 2004 and 2003 were not significant.
     Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2004, that are expected to be reclassified into earnings during 2005 represent an after-tax loss of $19.7 million. The amount expected to be reclassified into earnings in the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amount that is ultimately reclassified into earnings may differ materially.

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

o Other current liabilities and other long-term liabilities: The fair value of a subsidiary's redeemable preferred shares is based on the present value of the cash flows associated with these preferred shares, discounted at current market yields.

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

ASSETS (LIABILITIES)                                    CARRYING           FAIR
AS OF DECEMBER 31, 2004                                   AMOUNT          VALUE
--------------------------------------------------------------------------------
Non-derivatives:
   Other current liabilities                          $   (192.2)     $  (192.2)
   Long-term debt                                       (1,200.6)      (1,247.6)
--------------------------------------------------------------------------------
Derivatives relating to:
   Other current liabilities
     Assets                                                  5.8            5.8
   Debt
     Assets                                                 27.0           27.0
     Liabilities                                             (.3)           (.3)
   Foreign Currency
     Assets                                                 52.2           52.2
     Liabilities                                           (61.7)         (61.7)
--------------------------------------------------------------------------------

ASSETS (LIABILITIES)                                    CARRYING           FAIR
AS OF DECEMBER 31, 2003                                   AMOUNT          VALUE
--------------------------------------------------------------------------------
Non-derivatives:
   Long-term debt                                        $(915.6)     $  (964.7)
   Other long-term liabilities                            (202.6)        (202.6)
--------------------------------------------------------------------------------
Derivatives relating to:
   Debt
     Assets                                                 38.4           38.4
   Other long-term liabilities
     Assets                                                 15.9           15.9
   Foreign Currency
     Assets                                                 10.9           10.9
     Liabilities                                           (43.0)         (43.0)
--------------------------------------------------------------------------------

NOTE 11: INCOME TAXES
Earnings from continuing operations before income taxes for each year, in millions of dollars, were as follows:

                                                     2004       2003       2002
--------------------------------------------------------------------------------
United States                                      $308.4     $189.5     $186.2
Other countries                                     295.9      201.4      119.2
--------------------------------------------------------------------------------
                                                   $604.3     $390.9     $305.4
================================================================================
     Significant components of income taxes (benefits) from continuing operations for each year, in millions of dollars, were as follows:

                                                     2004       2003       2002
--------------------------------------------------------------------------------
Current:
   United States                                   $108.0    $  69.0      $58.7
   Other countries                                   49.6       23.6       13.7
--------------------------------------------------------------------------------
                                                    157.6       92.6       72.4
--------------------------------------------------------------------------------
Deferred:
   United States                                      7.0       (6.5)       3.8
   Other countries                                   (1.4)      17.6         .7
--------------------------------------------------------------------------------
                                                      5.6       11.1        4.5
--------------------------------------------------------------------------------
                                                   $163.2     $103.7      $76.9
================================================================================
     Income tax expense recorded directly as an adjustment to equity as a result of hedging activities was not significant in 2004, 2003, and 2002. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $31.2 million, $1.3 million, and $5.4 million in 2004, 2003, and 2002, respectively.
     Income tax payments were $89.5 million in 2004, $82.0 million in 2003, and $47.0 million in 2002.
     Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

                                                                2004       2003
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Fixed assets                                              $ (10.1)   $ (15.4)
   Employee and postretirement benefits                       (157.8)    (164.8)
   Other                                                        (9.3)      (5.6)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                (177.2)    (185.8)
--------------------------------------------------------------------------------
Deferred tax assets:
   Tax loss carryforwards                                      114.6      109.2
   Tax credit and capital loss
     carryforwards                                              54.0       57.8
   Postretirement benefits                                     112.1      135.9
   Other                                                       140.5      113.6
--------------------------------------------------------------------------------
Gross deferred tax assets                                      421.2      416.5
--------------------------------------------------------------------------------
Deferred tax asset valuation allowance                        (104.1)     (99.9)
--------------------------------------------------------------------------------
Net deferred tax assets                                      $ 139.9    $ 130.8
================================================================================
     Other deferred tax assets principally relate to accrued liabilities that are not currently deductible.

     Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other current liabilities, and deferred income taxes.
     Tax basis carryforwards at December 31, 2004, consisted of net operating losses expiring from 2005 to 2010.
     At December 31, 2004, unremitted earnings of subsidiaries outside of the United States were approximately $1.6 billion, on which no United States taxes had been provided. The Corporation's intention is to reinvest these earnings permanently or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.
     The American Jobs Creation Act of 2004 (the Jobs Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to the United States, provided certain conditions are met. If certain conditions are met, a 5.25% income tax rate would apply to eligible repatriations of certain foreign earnings. The Corporation is currently evaluating these provisions under the Jobs Act and is also awaiting interpretive guidance relating to these regulations from either Congress or the Treasury Department. At the current date, the Corporation has not determined that it will repatriate any unremitted foreign earnings under the special one-time repatriation provisions of the Jobs Act. However, the Corporation continues to evaluate the special one-time repatriation provisions of the Jobs Act and that evaluation could result in the Corporation repatriating certain unremitted foreign earnings. The amount of unremitted foreign earnings that the Corporation is evaluating for repatriation ranges from zero to $500 million. The Corporation expects to complete its evaluation of the amount of repatriation, if any, during 2005. If the Corporation was to repatriate certain unremitted foreign earnings under the special one-time repatriation provisions of the Jobs Act at the high end of the range noted in the preceding sentence, the income tax effects of such repatriation could range from approximately $24 million to $41 million.
     A reconciliation of income taxes at the federal statutory rate to the Corporation's income taxes for each year, both from continuing operations, in millions of dollars, is as follows:

                                                     2004       2003       2002
--------------------------------------------------------------------------------
Income taxes at federal
   statutory rate                                  $211.5     $136.8     $106.9
Lower effective taxes on
   earnings in other countries                      (57.7)     (40.4)     (31.9)
Other -- net                                          9.4        7.3        1.9
--------------------------------------------------------------------------------
Income taxes                                       $163.2     $103.7     $ 76.9
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

                                                                                                                        OTHER
                                                          PENSION BENEFITS            PENSION BENEFITS              POSTRETIREMENT
                                                            PLANS IN THE            PLANS OUTSIDE OF THE               BENEFITS
                                                            UNITED STATES               UNITED STATES                 ALL PLANS
                                                        ----------------------------------------------------------------------------
                                                         2004          2003          2004          2003          2004          2003
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $ 942.8       $ 895.5       $ 632.6       $ 500.7       $ 157.7       $ 162.1
Service cost                                             17.7          15.5          13.7          10.9            .7            .9
Interest cost                                            54.7          58.4          35.5          27.6           8.8          10.7
Plan participants' contributions                           --            --           1.8           1.9           6.8           7.8
Actuarial (gains) losses                                 (5.3)         40.4           8.4          58.5         (11.2)         (3.7)
Foreign currency exchange rate changes                     --            --          55.6          54.2            .7            .8
Benefits paid                                           (61.2)        (60.5)        (27.5)        (25.0)        (21.8)        (20.9)
Acquisitions                                             45.2            --          10.8            --           2.9            --
Plan amendments                                            .6            .6           2.2           3.8            --            --
Curtailments                                               .3          (7.1)           --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       994.8         942.8         733.1         632.6         144.6         157.7
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          785.4         717.8         375.3        319.1             --            --
Actual return on plan assets                             97.0         131.9          33.8         43.8             --            --
Expenses                                                 (5.4)         (6.9)          (.7)         (.7)            --            --
Benefits paid                                           (61.2)        (60.5)        (26.8)       (24.3)         (21.8)        (20.9)
Employer contributions                                    3.6           3.1          14.0          6.1           15.0          13.1
Contributions by plan participants                         --            --           1.8          1.9            6.8           7.8
Acquisitions                                             28.0            --          10.0           --             --            --
Effects of currency exchange rates                         --            --          33.7         29.4             --            --
------------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                847.4         785.4         441.1        375.3             --            --
------------------------------------------------------------------------------------------------------------------------------------
Funded status                                          (147.4)       (157.4)       (292.0)      (257.3)        (144.6)       (157.7)
Unrecognized net actuarial loss                         411.3         442.4         291.9        269.8           24.4          37.0
Unrecognized prior service cost                           4.1           5.3          12.3         10.6           (5.1)         (7.0)
Contributions subsequent to measurement date               --            --           3.8          2.0             --            --
------------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                        $ 268.0       $ 290.3         $16.0     $   25.1        $(125.3)      $(127.7)
====================================================================================================================================
AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET
Prepaid benefit cost                                  $  44.7       $  42.2       $    --     $     --        $    --       $    --
Accrued benefit cost                                   (102.6)       (132.9)       (224.4)      (214.8)        (125.3)       (127.7)
Intangible asset                                          3.9           5.1          12.5         10.8             --            --
Accumulated other comprehensive income                  322.0         375.9         227.9        229.1             --            --
------------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                 $ 268.0       $ 290.3       $  16.0     $   25.1        $(125.3)      $(127.7)
====================================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS
   USED TO DETERMINE BENEFIT
   OBLIGATIONS AS OF MEASUREMENT DATE
Discount rate                                            6.00%         6.00%         5.43%        5.40%          6.25%         6.25%
Rate of compensation increase                            4.00%         4.00%         3.81%        3.40%            --            --
====================================================================================================================================

     The allocation, by asset category, of assets of defined benefit pension plans in the United States at September 30, 2004 and 2003, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30                                       2004     2003
--------------------------------------------------------------------------------
Asset Category
   Equity Securities                                                69%      69%
   Fixed Income Securities                                          28%      28%
   Alternative Investments                                           3%       3%
--------------------------------------------------------------------------------
                                                                   100%     100%
================================================================================
At September 30, 2004, the Corporation's targeted allocation, by asset category, of assets of defined benefit pension plans in the United States is equity securities 65% (comprised of 50% U.S. and 15% non-U.S. equities); fixed income securities - 30%; and alternative investments - 5%.
     The allocation, by asset category, of assets of defined benefit pension plans outside of the United States at September 30, 2004 and 2003, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30                                       2004     2003
--------------------------------------------------------------------------------
Asset Category
   Equity Securities                                                67%      66%
   Fixed Income Securities                                          25%      27%
   Real Estate                                                       7%       6%
   Other                                                             1%       1%
--------------------------------------------------------------------------------
                                                                   100%     100%
================================================================================
     At September 30, 2004,  the  Corporation's  targeted  allocation,  by asset category, of assets of defined benefit pension plans outside of the United States is equity securities - 66%; fixed income securities - 25%; real estate - 6%; and other investments - 3%.
     To the extent that the actual allocation of plan assets differs from the targeted allocation by more than 5% for any category, plan assets are re-balanced within three months.
     The Corporation establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied.
     The accumulated benefit obligation of certain plans in the United States and outside of the United States exceeded the fair value of plan assets. As required by accounting principles generally accepted in the United States, the Corporation reflected a minimum pension liability of approximately $549.9 million in the Consolidated Balance Sheet at December 31, 2004.
     The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year, in millions of dollars, follows:

                                                                             PENSION BENEFITS                    PENSION BENEFITS
                                                                               PLANS IN THE                    PLANS OUTSIDE OF THE
                                                                               UNITED STATES                       UNITED STATES
                                                                           ---------------------------------------------------------
                                                                            2004            2003               2004            2003
------------------------------------------------------------------------------------------------------------------------------------
All defined benefit plans:
   Accumulated benefit obligation                                         $926.9          $895.0             $666.1          $590.9
Unfunded defined benefit plans:
   Projected benefit obligation                                             77.7            66.2               99.8            89.7
   Accumulated benefit obligation                                           73.9            62.7               93.1            83.5
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
   Projected benefit obligation                                            953.7           899.4              733.1           632.6
   Accumulated benefit obligation                                          885.8           851.7              666.1           590.9
   Fair value of plan assets                                               778.0           719.5              441.1           375.3
------------------------------------------------------------------------------------------------------------------------------------

     The following table sets forth, in millions of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

                                           PENSION BENEFITS PLANS          PENSION BENEFITS PLANS              OTHER POSTRETIREMENT
                                            IN THE UNITED STATES         OUTSIDE OF THE UNITED STATES           BENEFITS ALL PLANS
------------------------------------------------------------------------------------------------------------------------------------
2005                                               $60.4                          $ 30.2                              $18.9
2006                                                59.0                            31.3                               18.3
2007                                                58.3                            31.3                               17.8
2008                                                58.4                            33.4                               17.2
2009                                                59.4                            34.5                               16.9
2010-2014                                          312.3                           190.6                               77.4
------------------------------------------------------------------------------------------------------------------------------------

     The net periodic (benefit) cost related to the defined benefit pension plans included the following components, in millions of dollars:

                                                                 PENSION BENEFITS                         PENSION BENEFITS
                                                            PLANS IN THE UNITED STATES           PLANS OUTSIDE OF THE UNITED STATES
                                                        ----------------------------------------------------------------------------
                                                         2004          2003          2002          2004          2003          2002
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                           $ 19.0        $ 16.5        $ 15.8        $ 13.7        $ 13.8        $ 11.0
Interest cost                                            54.7          58.4          56.7          35.5          27.5          24.2
Expected return on plan assets                          (82.4)        (87.1)        (94.3)        (35.1)        (31.8)        (30.8)
Amortization of the unrecognized
   transition obligation or asset                          --            --            --            .1            .1          (1.2)
Amortization of prior service cost                        1.2           1.2           1.1           1.4           1.4           2.3
Curtailment/settlement loss                                .3            .9           1.1            --            .1           7.6
Amortization of net actuarial loss                       15.8           7.6            .8          10.2           4.7            .7
------------------------------------------------------------------------------------------------------------------------------------
Net periodic (benefit) cost                            $  8.6        $ (2.5)       $(18.8)       $ 25.8        $ 15.8        $ 13.8
====================================================================================================================================
WEIGHTED-AVERAGE ASSUMPTIONS
  USED IN DETERMINING NET
  PERIODIC (BENEFIT) COST FOR YEAR:
Discount rate                                            6.00%         6.75%         7.25%         5.44%         5.50%         6.10%
Expected return on plan assets                           8.75%         9.00%         9.50%         7.49%         7.75%         8.00%
Rate of compensation increase                            4.00%         4.00%         4.50%         3.40%         3.90%         3.90%
====================================================================================================================================

     The net periodic cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

                                                         2004     2003     2002
--------------------------------------------------------------------------------
Service cost                                            $  .7    $  .9    $ 1.2
Interest cost                                             8.8     10.7     10.8
Amortization of
   prior service cost                                    (1.9)    (2.2)    (8.3)
Amortization of
   net actuarial loss                                     1.2      2.0      1.4
--------------------------------------------------------------------------------
Net periodic cost                                       $ 8.8    $11.4    $ 5.1
================================================================================
Weighted-average discount rate
   used in determining net
   periodic cost for year                                6.25%    7.00%    7.25%
================================================================================
     The health care cost trend rate used to determine the postretirement benefit obligation was 10.0% for 2004. This rate decreases gradually to an ultimate rate of 5.0% in 2011, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

ONE-PERCENTAGE-POINT                                     INCREASE     (DECREASE)
--------------------------------------------------------------------------------
Effect on total of service and
   interest cost components                                  $ .6         $ (.5)
Effect on postretirement
   benefit obligation                                         9.7          (8.9)
--------------------------------------------------------------------------------
     In 2005, the Corporation expects to make cash contributions of approximately $21.0 million to its defined benefit pension plans. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits. In addition, the Corporation expects to continue to make contributions in 2005 sufficient to fund benefits paid under its other postretirement benefit plans during that year, net of contributions by plan participants. Such contributions totaled $15.0 million in 2004.
     Expense for defined contribution plans amounted to $11.8 million, $10.4 million, and $9.2 million in 2004, 2003, and 2002, respectively.

NOTE 13: OTHER LIABILITIES
In December 2000, a subsidiary of the Corporation issued preferred shares to private investors. The preferred shares are redeemable in December 2005, although redemption may be accelerated under certain conditions, principally related to changes in tax laws. Holders of the subsidiary's preferred shares are entitled to annual cash dividends of $10.7 million. Included in other current liabilities in the Consolidated Balance Sheet at December 31, 2004 is $192.2 million related to those preferred shares. At December 31, 2003, $202.6 million related to those preferred shares was included in other long-term liabilities. The carrying value of the subsidiary's preferred shares at December 31, 2004 and 2003 includes the effect of the fair value of the interest rate swap agreement related to this obligation.
     Upon adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, effective December 31, 2003, the Corporation determined that the subsidiary identified in the preceding paragraph represented a variable interest entity and that the Corporation was not the primary beneficiary. That subsidiary was formed in 2000 in order to provide financing to the Corporation through the issuance of the redeemable preferred shares previously described. The Corporation's obligation for the subsidiary's redeemable preferred shares is fully reflected in other current liabilities, as of December 31, 2004, and other long-term liabilities as of December 31, 2003. The Corporation does not believe that it has any additional exposure to loss as a result of its involvement with the subsidiary.

     Other expense in the Consolidated Statement of Earnings for the years ended December 31, 2003 and 2002, included $5.4 million and $10.7 million, respectively, of dividends related to those preferred shares. Upon the
Corporation's adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, in July 2003, $10.7 million and $5.3 million of dividends on those preferred shares were classified as interest expense in the years ended December 31, 2004 and 2003, respectively.
     At December 31, 2004 and 2003, other long-term liabilities included a reserve of $239.7 million and $224.4 million, respectively, associated with various tax matters in a number of jurisdictions.

NOTE 14: STOCKHOLDERS' EQUITY
The Corporation repurchased 66,100, 2,011,570, and 1,008,101 shares of its common stock during 2004, 2003, and 2002 at an aggregate cost of $3.6 million, $77.5 million, and $43.1 million, respectively.
     In 2004, the Corporation adopted a restricted stock plan. A total of 1,000,000 shares of restricted stock were authorized under this plan. As of December 31, 2004, 270,346 shares of common stock were issued and outstanding and 729,654 shares of common stock were reserved for future grants. Under the Plan, eligible employees are awarded restricted shares of the Corporation's common stock. Restrictions on awards generally expire from three to four years after issuance, subject to continuous employment and certain other conditions. Restricted stock awards are recorded at market value on the date of the grant as unearned compensation. Unearned compensation is shown as a reduction of stockholders' equity and is amortized to expense over the restriction period. Expense recognized relating to restricted stock awards was $2.8 million in 2004.
     SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Accumulated other comprehensive income
(loss) at the end of each year, in millions of dollars, included the following:

                                                               2004        2003
--------------------------------------------------------------------------------
Foreign currency translation adjustment                     $  65.9     $ (14.6)
Net loss on derivative instruments,
   net of tax                                                 (28.2)      (33.1)
Minimum pension liability adjustment,
   net of tax                                                (368.5)     (404.5)
--------------------------------------------------------------------------------
                                                            $(330.8)    $(452.2)
================================================================================
     The Corporation has designated certain intercompany loans and foreign currency derivative contracts as long-term investments in certain foreign subsidiaries and foreign currency derivative contracts. Net translation gains associated with these designated intercompany loans and foreign currency derivative contracts in the amount of $7.6 million and $25.9 million were recorded in the foreign currency translation adjustment, in 2004 and 2003, respectively.
     Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustments as of December 31, 2004 and 2003, are net of taxes of $181.4 million and $200.5 million, respectively.

NOTE 15: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each year were as follows:

(AMOUNTS IN MILLIONS
EXCEPT PER SHARE DATA)                               2004       2003       2002
--------------------------------------------------------------------------------
Numerator:
   Net earnings from
     continuing operations                         $441.1     $287.2     $228.5
   Net earnings from
     discontinued operations                         14.9        5.8        1.2
--------------------------------------------------------------------------------
   Net earnings                                    $456.0     $293.0     $229.7
================================================================================
Denominator:
   Denominator for basic
     earnings per share --
     weighted-average shares                         79.8       77.9       80.4
   Employee stock options and
     stock issuable under
     employee benefit plans                           1.8         .3         .5
--------------------------------------------------------------------------------
   Denominator for diluted
     earnings per share --
     adjusted weighted-
     average shares and
     assumed conversions                             81.6       78.2       80.9
================================================================================
Basic earnings per share
   Continuing operations                           $ 5.53     $ 3.69     $ 2.85
   Discontinued operations                            .19        .07        .01
--------------------------------------------------------------------------------
Basic earnings per share                           $ 5.72     $ 3.76     $ 2.86
================================================================================
Diluted earnings per share
   Continuing operations                           $ 5.40     $ 3.68     $ 2.83
   Discontinued operations                            .19        .07        .01
--------------------------------------------------------------------------------
Diluted earnings per share                         $ 5.59     $ 3.75     $ 2.84
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

                                                        2004     2003      2002
--------------------------------------------------------------------------------
Number of options (in millions)                           .6      6.5       4.4
Weighted-average exercise price                       $56.13   $47.36    $49.47
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

     APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Corporation, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.
     Under various stock option plans, options to purchase common stock may be granted until 2013. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options, which, for certain of the plans, may be accompanied by stock or cash appreciation rights or limited stock appreciation rights. Additionally, certain plans allow for the granting of stock appreciation rights on a stand-alone basis.
     As of December 31, 2004, 6,988,614 non-qualified stock options were outstanding under domestic plans. There were 300 stock options outstanding under the United Kingdom plan.
     Under all plans, there were 4,062,729 shares of common stock reserved for future grants as of December 31, 2004. Transactions are summarized as follows:

                                                                      WEIGHTED-
                                                                        AVERAGE
                                                           STOCK       EXERCISE
                                                         OPTIONS          PRICE
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                       9,087,486         $41.91
Granted                                                1,279,300          48.13
Exercised                                                773,297          26.91
Forfeited                                                213,075          45.17
--------------------------------------------------------------------------------
Outstanding at December 31, 2002                       9,380,414          43.92
Granted                                                1,417,850          39.73
Exercised                                                321,938          35.08
Forfeited                                                118,413          45.77
--------------------------------------------------------------------------------
Outstanding at December 31, 2003                      10,357,913          43.60
Granted                                                  710,325          62.34
Exercised                                              3,917,697          43.41
Forfeited                                                161,627          44.87
--------------------------------------------------------------------------------
Outstanding at December 31, 2004                       6,988,914         $45.58
================================================================================
Shares exercisable at
   December 31, 2002                                   3,780,183         $44.35
================================================================================
Shares exercisable at
   December 31, 2003                                   6,406,323         $44.83
================================================================================
Shares exercisable at
   December 31, 2004                                   3,567,223         $45.18
================================================================================
     Exercise prices for options outstanding as of December 31, 2004, ranged from $30.00 to $83.19. The following table provides certain information with respect to stock options outstanding at December 31, 2004:

                                                                      WEIGHTED-
                                                      WEIGHTED-         AVERAGE
                                            STOCK       AVERAGE       REMAINING
RANGE OF                                  OPTIONS      EXERCISE     CONTRACTUAL
EXERCISE PRICES                       OUTSTANDING         PRICE            LIFE
--------------------------------------------------------------------------------
Under $41.99                            2,101,971        $37.12            7.14
$41.99-$58.79                           4,196,918         47.06            5.53
Over $58.79                               690,025         62.31            9.37
--------------------------------------------------------------------------------
                                        6,988,914        $45.58            6.40
================================================================================
     The following table provides certain information with respect to stock options exercisable at December 31, 2004:

                                                       STOCK          WEIGHTED-
RANGE OF                                             OPTIONS            AVERAGE
EXERCISE PRICES                                  EXERCISABLE     EXERCISE PRICE
--------------------------------------------------------------------------------
Under $41.99                                         830,030             $35.21
$41.99-$58.79                                      2,737,193              48.21
Over $58.79                                               --                 --
--------------------------------------------------------------------------------
                                                   3,567,223             $45.18
================================================================================
     The weighted-average fair values at date of grant for options granted during 2004, 2003, and 2002 were $20.46, $13.31, and $18.17, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                       2004      2003      2002
--------------------------------------------------------------------------------
Expected life in years                                  6.0       6.3       6.3
Interest rate                                          3.97%     3.38%     4.91%
Volatility                                             31.9%     32.3%     33.0%
Dividend yield                                         1.36%     1.21%      .99%
--------------------------------------------------------------------------------
     The weighted-average fair value at the date of grant for restricted stock granted in 2004 was $54.43.

NOTE 17: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business's products to one of its other businesses with a presence in that country or region.
     The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the
sale of plumbing products to customers outside the United States and Canada; and for sales of household products. On October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. This acquired business is included in the Power Tools and Accessories segment. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). On September 30, 2003, the Corporation acquired Baldwin Hardware Corporation and Weiser Lock Corporation. These acquired businesses are included in the Hardware and Home Improvement segment. The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.
     Sales, segment profit, depreciation and amortization, and capital expenditures set forth in the following tables exclude the results of the discontinued European security hardware business, as more fully described in
Note 3.


Business Segments
(MILLIONS OF DOLLARS)

                                               REPORTABLE BUSINESS SEGMENTS
                                    --------------------------------------------------
                                           POWER      HARDWARE    FASTENING                CURRENCY       CORPORATE,
                                         TOOLS &        & HOME   & ASSEMBLY             TRANSLATION     ADJUSTMENTS,
YEAR ENDED DECEMBER 31, 2004         ACCESSORIES   IMPROVEMENT      SYSTEMS     TOTAL   ADJUSTMENTS   & ELIMINATIONS   CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $3,667.2        $959.4       $586.3  $5,212.9       $ 185.5         $     --       $5,398.4
Segment profit (loss)
  (for Consolidated, operating income)     478.2         145.2         79.8     703.2          19.5            (93.5)         629.2
Depreciation and amortization               85.9          27.2         16.6     129.7           3.8              9.0          142.5
Income from equity method
  investees                                 15.8            --           --      15.8            --             (1.2)          14.6
Capital expenditures                        74.9          25.9         13.2     114.0           2.9               .9          117.8
Segment assets
  (for Consolidated, total assets)       2,609.0         602.4        342.6   3,554.0         237.5          1,739.3        5,530.8
Investment in equity method investees       12.4            --           .3      12.7            .1             (1.7)          11.1

YEAR ENDED DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $3,198.4        $718.1       $530.1  $4,446.6       $  36.1         $     --       $4,482.7
Segment profit (loss)
  (for Consolidated, operating
  income before restructuring
  and exit costs)                          361.2          93.2         77.6     532.0           2.6            (74.3)         460.3
Depreciation and amortization               82.0          24.4         15.4     121.8            .9             10.7          133.4
Income from equity method
  investees                                 21.3            --           --      21.3            --             (2.1)          19.2
Capital expenditures                        69.8          17.1         13.8     100.7           1.0               .8          102.5
Segment assets
  (for Consolidated, total assets)       1,557.1         613.2        320.6   2,490.9         107.6          1,624.0        4,222.5
Investment in equity method investees       10.8            --           .1      10.9            --             (1.7)           9.2

YEAR ENDED DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $3,242.5        $660.7       $528.6  $4,431.8       $(140.0)       $      --       $4,291.8
Segment profit (loss)
  (for Consolidated, operating
  income before restructuring
  and exit costs)                          361.5          47.4         77.9     486.8         (11.7)           (60.5)         414.6
Depreciation and amortization               81.5          25.5         14.6     121.6          (2.5)             3.3          122.4
Income from equity method
  investees                                 20.8            --           --      20.8            --              3.0           23.8
Capital expenditures                        72.3           9.0         14.3      95.6          (2.1)              .8           94.3
Segment assets
  (for Consolidated, total assets)       1,638.5         358.1        325.6   2,322.2         (38.8)         1,847.1        4,130.5
Investment in equity method investees       25.4            --           .1      25.5            --             (1.7)          23.8
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

                                                       2004      2003      2002
--------------------------------------------------------------------------------
Segment profit for total
   reportable business segments                      $703.2    $532.0    $486.8
Items excluded from segment profit:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                                   19.5       2.6     (11.7)
   Depreciation of
     Corporate property                                (1.2)     (1.1)     (1.3)
   Adjustment to businesses'
     postretirement benefit
     expenses booked
     in consolidation                                    .8      15.4      38.3
   Other adjustments booked
     in consolidation directly
     related to reportable
     business segments                                (10.0)    (15.0)     (8.4)
Amounts allocated to businesses
   in arriving at segment profit
   in excess of (less than)
   Corporate center operating
   expenses, eliminations, and
   other amounts identified above                     (83.1)    (73.6)    (89.1)
--------------------------------------------------------------------------------
Operating income before
   restructuring and exit costs                       629.2     460.3     414.6
Restructuring and exit costs                             --      31.6      46.6
--------------------------------------------------------------------------------
   Operating income                                   629.2     428.7     368.0
Interest expense,
   net of interest income                              22.1      35.2      57.8
Other expense                                           2.8       2.6       4.8
--------------------------------------------------------------------------------
Earnings from continuing
   operations before income taxes                    $604.3    $390.9    $305.4
================================================================================
     The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

                                                   2004        2003        2002
--------------------------------------------------------------------------------
Segment assets for total
   reportable business segments                $3,554.0    $2,490.9    $2,322.2
Items excluded from segment assets:
   Adjustment of budgeted
     foreign exchange rates
     to actual rates                              237.5       107.6       (38.8)
   Goodwill                                       625.4       617.5       604.9
   Pension assets                                  45.1        42.2        36.7
Other Corporate assets                          1,068.8       964.3     1,205.5
--------------------------------------------------------------------------------
                                               $5,530.8    $4,222.5    $4,130.5
================================================================================

     Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, assets of discontinued operations, and other assets.
     Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $969.0 million, $779.4 million, and $857.9 million of the Corporation's consolidated sales for the years ended December 31, 2004, 2003, and 2002, respectively. Sales to Lowe's Home Improvement Warehouse, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $700.1 million, $545.3 million, and $467.5 million of the Corporation's consolidated sales for the years ended December 31, 2004, 2003, and 2002, respectively.
     The composition of the Corporation's sales by product group for each year, in millions of dollars, is set forth below:

                                                   2004        2003        2002
--------------------------------------------------------------------------------
Consumer and professional
   power tools and
   product service                             $2,888.0    $2,360.1    $2,308.4
Consumer and professional
   accessories                                    379.1       348.6       317.8
Lawn and garden products                          339.2       313.8       285.4
Cleaning, lighting and
   household products                             180.2       179.1       194.4
Security hardware                                 730.1       526.0       461.0
Plumbing products                                 259.5       218.7       221.6
Fastening and
   assembly systems                               622.3       536.4       503.2
--------------------------------------------------------------------------------
                                               $5,398.4    $4,482.7    $4,291.8
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

                                                   2004        2003        2002
--------------------------------------------------------------------------------
United States                                  $3,442.6    $2,836.9    $2,824.0
Canada                                            249.4       162.6       138.6
--------------------------------------------------------------------------------
   North America                                3,692.0     2,999.5     2,962.6
Europe                                          1,266.5     1,107.2       986.8
Other                                             439.9       376.0       342.4
--------------------------------------------------------------------------------
                                               $5,398.4    $4,482.7    $4,291.8
================================================================================
     The composition of the Corporation's property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

                                                   2004        2003        2002
--------------------------------------------------------------------------------
United States                                    $380.2      $340.0      $362.0
Mexico                                            110.7       109.0        78.6
United Kingdom                                     43.8        47.3        72.1
Other countries                                   219.9       163.9       116.9
--------------------------------------------------------------------------------
                                                 $754.6      $660.2      $629.6
================================================================================

NOTE 18: LEASES
The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2004, 2003, and 2002 amounted to $92.6 million, $85.6 million, and $82.6 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2004, in millions of dollars, were as follows:

--------------------------------------------------------------------------------
2005                                                                     $ 67.4
2006                                                                       49.6
2007                                                                       37.4
2008                                                                       29.6
2009                                                                       17.9
Thereafter                                                                 19.8
--------------------------------------------------------------------------------
                                                                         $221.7
================================================================================

NOTE 19: RESTRUCTURING ACTIONS
A summary of restructuring activity during the three years ended December 31, 2004, is set forth below (in millions of dollars).

                                               WRITE-DOWN
                                            TO FAIR VALUE
                                               LESS COSTS
                                                  TO SELL
                                               OF CERTAIN
                               SEVERANCE       LONG-LIVED       OTHER
                                BENEFITS           ASSETS     CHARGES     TOTAL
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2001              $ 53.3           $   --      $ 13.7    $ 67.0
Reserves established
   in 2002                          19.6             18.5        19.5      57.6
Reversal of reserves                (5.7)              --        (2.6)     (8.3)
Proceeds received in excess
   of the adjusted carrying
   value of long-lived assets         --             (2.7)         --      (2.7)
Utilization of reserves:
   Cash                            (29.7)              --        (7.2)    (36.9)
   Non-cash                           --            (15.8)       (8.7)    (24.5)
Foreign currency translation         3.7               --          .1       3.8
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2002                41.2               --        14.8      56.0
Reserves established
   in 2003                          34.3              9.3         1.2      44.8
Reversal of reserves                (7.4)              --        (2.2)     (9.6)
Proceeds received in excess
   of the adjusted carrying
   value of long-lived assets         --             (3.6)         --      (3.6)
Utilization of reserves:
   Cash                            (27.1)              --       (13.3)    (40.4)
   Non-cash                           --             (5.7)         .6      (5.1)
Foreign currency translation         1.6               --          --       1.6
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2003                42.6               --         1.1      43.7
Reserves established
   in 2004                           5.2               --          .2       5.4
Reversal of reserves                (4.0)              --          --      (4.0)
Proceeds received in excess
   of the adjusted carrying
   value of long-lived assets         --             (1.4)         --      (1.4)
Utilization of reserves:
   Cash                            (24.9)              --         (.1)    (25.0)
   Non-cash                           --              1.4          --       1.4
Foreign currency translation          .1               --          --        .1
--------------------------------------------------------------------------------
Restructuring reserve at
   December 31, 2004              $ 19.0           $   --      $  1.2    $ 20.2
================================================================================
     In 2004, the Corporation recognized $5.4 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2004 principally reflect severance benefits. The $5.4 million charge recognized during 2004 was offset, however, by the reversal of $4.0 million of severance accruals established as part of previously provided restructuring reserves that were no longer required and $1.4 million representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.
     During 2003, the Corporation commenced the final phase of its restructuring plan that was formulated in the fourth quarter of 2001 and recorded a pre-tax restructuring charge of $20.6 million. That $20.6 million charge was net of $9.6 million of reversals of previously provided restructuring reserves that were no longer required and $3.6 million, representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. The $20.6 million pre-tax restructuring charge recognized in 2003 principally reflects actions relating to the Power Tools and Accessories segment to reduce its manufacturing cost base as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. In addition, during the fourth quarter of 2003 the Corporation recorded a pre-tax restructuring charge of $11.0 million associated with the closure of a manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser.
     The principal component of the 2003 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefit accrual of $34.3 million, principally related to the Power Tools and Accessories segment in North America and Europe ($23.0 million) and the Hardware and Home Improvement segment in North America ($11.3 million), was included in the restructuring charge. The 2003 restructuring actions will also result in the closure of two manufacturing facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2003 restructuring charge also included a $9.3 million write-down to fair value - less, if applicable, cost to sell - of certain long-lived assets. The write-down to fair value was comprised of $6.7 million related to the Power Tools and Accessories segment in North America and Europe and $2.6 million related to the Hardware and Home Improvement segment in North America. The balance of the 2003 restructuring charge, or $1.2 million, related to the accrual of future expenditures, principally consisting of lease obligations, for which no future benefit would be realized.
     During 2002, the Corporation recorded a restructuring charge of $46.6 million under the restructuring plan that was formulated in the fourth quarter of 2001. That $46.6 million charge was net of $8.3 million of reversals of previously provided restructuring reserves that were no longer required and $2.7 million, representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. The $46.6 million pre-tax restructuring charge recognized in 2002 reflects actions to reduce the Corporation's manufacturing cost base in its Power Tools and Accessories and Hardware and Home

Improvement segments, as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. The 2002 actions to reduce the Corporation's manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States, the closure of an accessories packaging facility in England, and the transfer of certain additional power tool production from a facility in England to a low-cost facility in the Czech Republic. Actions to reduce the Corporation's manufacturing cost base in the Hardware and Home Improvement segment include the closure of a security hardware facility in the United States.
     The principal component of the 2002 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefits accrual of $19.6 million, principally related to the Power Tools and Accessories segment in North America and Europe ($18.3 million) and the Hardware and Home Improvement segment in North America ($1.3 million), was included in the restructuring charge. The 2002 restructuring charge also included non-cash pension curtailment losses of $8.9 million stemming from headcount reductions associated with the restructuring actions, principally related to the Corporation's defined benefit pension plan in the United Kingdom. The 2002 restructuring actions will also result in the closure of a number of manufacturing facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2002 restructuring charge also included an $18.5 million write-down to fair value - less, if applicable, cost to sell - of certain long-lived assets. The write-down to fair value was comprised of $4.8 million related to the Power Tools and Accessories segment in Europe and $13.7 million related to the Hardware and Home Improvement segment in North America. The balance of the 2002 restructuring charge, or $10.6 million, related to the accrual of future expenditures, principally consisting of lease and other contractual obligations, for which no future benefit will be realized.
     The severance benefits accrual, included in the $31.6 million and $46.6 million pre-tax restructuring charges taken in 2003 and 2002, respectively, related to the elimination of approximately 2,700 positions in high-cost manufacturing locations and in certain administrative positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 2,600 replacement positions will be filled, yielding a net total of 100 positions eliminated as a result of the 2003 and 2002 restructuring actions.
     During 2004, 2003, and 2002, the Corporation paid severance and other exit costs of $25.0 million, $40.4 million, and $36.9 million, respectively.
     Of the remaining $20.2 million restructuring accrual at December 31, 2004, $8.5 million relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. These restructuring accruals primarily relate to the Corporation's Power Tools and Accessories segment. The Corporation anticipates that these restructuring actions will be completed during 2005. $8.0 million relates to the closure of a manufacturing facility in the Corporation's Hardware and Home Improvement segment that was recognized in conjunction with the integration of the Baldwin and Weiser businesses into the Corporation's existing security hardware business. The Corporation anticipates that these restructuring actions will be completed during 2005. The remaining $3.7 million relates to the closure of a manufacturing facility and actions to reduce selling, general and administrative expenses in the Corporation's Power Tools and Accessories segment that are expected to be completed during 2005.
     The amounts reflected in the column titled write-down to fair value less costs to sell of certain long-lived assets, as included within this Note, relating to reserves established during the three years ended December 31, 2004, represent adjustments to the carrying value of those long-lived assets.
     As of December 31, 2004, the carrying value of facilities to be exited as part of the Corporation's restructuring actions was not significant.

NOTE 20: LITIGATION AND CONTINGENT LIABILITIES
The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation's products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings relating to employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. Using current product sales data and historical trends, the Corporation actuarially calculates the estimate of its current exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Corporation accrues for all other claims and lawsuits on a case-by-case basis.
     The Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by the Corporation but at which the Corporation has been
identified  as  a  potentially   responsible
party under federal and state environmental laws and regulations. Other matters involve current and former manufacturing facilities.
     For sites never operated by the Corporation, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation's exposure relative to all other parties, and the effects of inflation on these estimated costs. For matters associated with properties currently operated by the Corporation, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For matters associated with properties previously sold or operated by the Corporation, the Corporation considers any applicable terms of sale and applicable federal and state laws to determine if it has any remaining liability. If it is determined that the Corporation has potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.
     As of December 31, 2004, the Corporation's aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $65.2 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.
     On October 27, 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation's tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation's petition. In October 2004, the Court granted the Corporation's motion for summary judgement on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation's favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court's decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit. That appeal is still pending. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $160 million. If upheld, the Court's decision would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.
     The Corporation's estimate of the costs associated with product liability claims, environmental exposures, income tax matters, and other legal proceedings is accrued if, in management's judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated.
     These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims have not been recognized until realized.
     In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation's consolidated financial statements. As of December 31, 2004, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

NOTE 21: QUARTERLY RESULTS (UNAUDITED)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)                                         FIRST        SECOND         THIRD        FOURTH
YEAR ENDED DECEMBER 31, 2004                                                      QUARTER       QUARTER       QUARTER       QUARTER
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                            $1,092.9      $1,297.6      $1,282.5      $1,725.4
Gross margin                                                                        402.8         487.6         473.3         601.8
Net earnings from continuing operations                                              74.3         121.8         111.3         133.7
Net earnings                                                                         86.6         121.6         112.5         135.3
====================================================================================================================================
Net earnings from continuing operations per common share - basic                 $    .94      $   1.53      $   1.38      $   1.65
Net earnings per common share--basic                                                 1.10          1.53          1.40          1.67
====================================================================================================================================
Net earnings from continuing operations per common share - diluted               $    .93      $   1.50      $   1.35      $   1.60
Net earnings per common share--diluted                                               1.09          1.50          1.37          1.62
====================================================================================================================================

                                                                                    FIRST        SECOND         THIRD        FOURTH
YEAR ENDED DECEMBER 31, 2003                                                      QUARTER       QUARTER       QUARTER       QUARTER
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                            $  939.2      $1,090.1      $1,115.8      $1,337.6
Gross margin                                                                        335.3         390.7         395.6         474.0
Net earnings from continuing operations                                              43.1          74.7          73.2          96.2
Net earnings                                                                         43.4          75.7          74.4          99.5
====================================================================================================================================
Net earnings from continuing operations per common share - basic                 $    .55      $    .96      $    .94      $   1.24
Net earnings per common share--basic                                                  .55           .98           .96          1.28
====================================================================================================================================
Net earnings from continuing operations per common share - diluted               $    .55      $    .96      $    .94      $   1.23
Net earnings per common share--diluted                                                .55           .97           .95          1.27
====================================================================================================================================

     As more fully described in Note 3, net earnings for the first quarter of 2004 included an $11.7 million net gain on the sale of discontinued operations. Net earnings for the third quarter of 2004 included a $1.0 million gain on the sale of discontinued operations.
     Earnings from continuing operations for the first quarter of 2003 included a pre-tax restructuring charge of $.2 million ($.1 million net of tax). Earnings from continuing operations for the second quarter of 2003 included a pre-tax restructuring charge of $.4 million ($.2 million net of tax). Earnings from continuing operations for the third quarter of 2003 included a pre-tax restructuring charge of $21.0 million ($15.3 million net of tax). Earnings from continuing operations for the fourth quarter of 2003 included a pre-tax restructuring charge of $10.0 million ($6.5 million net of tax).
     Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.

                        REPORT OF INDEPENDENT REGISTERED
           PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

                   TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
                       OF THE BLACK & DECKER CORPORATION:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP
---------------------
Baltimore, Maryland
February 17, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of Corporation's management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of Corporation's management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's internal control over financial reporting was effective as of December 31, 2004.
     The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Corporation's businesses except for the Porter-Cable and Delta Tools Group, a material business acquired on October 2, 2004. The Corporation's consolidated sales for the year ended December 31, 2004, were $5.4 billion, of which the Tools Group represented $244.5 million. The Corporation's total assets as of December 31, 2004, were $5.5 billion, of which the Tools Group represented $1.1 billion.
     Ernst  &  Young  LLP,  the  Corporation's   independent  registered  public
accounting firm, audited management's assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group. During the quarterly period ended December 31, 2004, the Porter-Cable and Delta Tools Group's processes and systems were discrete and did not significantly impact internal controls over financial reporting at the Corporation's other businesses. The Corporation's management performed due diligence procedures associated with the acquisition of the Porter-Cable and Delta Tools Group. During these due diligence procedures and in the quarterly period after the acquisition, the Corporation's management found no significant deficiencies or material weaknesses in the design of the Porter-Cable and Delta Tools Group's internal controls over financial reporting.
     There were no other changes in the Corporation's internal controls over financial reporting during the quarterly period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                        REPORT OF INDEPENDENT REGISTERED
       PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                   TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
                       OF THE BLACK & DECKER CORPORATION:

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that The Black & Decker Corporation maintained effective internal control over financial reporting as of December
31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Black & Decker Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Porter-Cable and Delta Tools Group, which is included in the 2004 consolidated financial statements of The Black & Decker Corporation, and constituted 19% of total assets as of December 31, 2004 and 5% of sales for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because The Black & Decker Corporation acquired the Tools Group on October 2, 2004. Our audit of internal control over financial reporting of The Black & Decker Corporation also did not include an evaluation of the internal control over financial reporting of the Porter-Cable and Delta Tools Group.
     In our opinion, management's assessment that The Black & Decker Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Black & Decker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 17, 2005 expressed an unqualified opinion thereon.


/s/ ERNST & YOUNG LLP
---------------------
Baltimore, Maryland
February 17, 2005

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information required under this Item with respect to Directors is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005, under the captions "Election of Directors", "Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
     Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005, under the captions "Board of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005, under the captions "Voting Securities", "Security Ownership of Management", and "Equity Compensation Plan Information" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation's Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2005, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in the Corporation's Proxy Statement of the Annual Meeting of Stockholders to be held April 26, 2005, under the caption "Ratification of the Selection of the Independent Registered Public Accounting Firm" and is incorporated herein by reference.

                                     Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)  LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

     Consolidated Statement of Earnings - years ended December 31, 2004, 2003, and 2002.

     Consolidated Balance Sheet - December 31, 2004 and 2003.

     Consolidated Statement of Stockholders' Equity - years ended December 31, 2004, 2003, and 2002.

     Consolidated Statement of Cash Flows - years ended December 31, 2004, 2003, and 2002.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

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

(3)  LIST OF EXHIBITS
The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit 2
Purchase Agreement between the Corporation and Pentair, Inc. dated as of July 16, 2004, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, is incorporated herein by reference.

Exhibit 3(a)
Articles of Restatement of the Charter of the Corporation, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, are incorporated herein by reference.

Exhibit 3(b)
Bylaws of the  Corporation,  as amended,  included in the  Corporation's  Annual
Report on Form 10-K for the fiscal year ended December 31, 2004, are incorporated herein by reference.

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

Exhibit 4(g)
Indenture, dated as of October 18, 2004, between the Corporation and The Bank of New York, as Trustee, included in the Corporation's Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

Exhibit 4(h)
Exchange and Registration Rights Agreement, dated as of October 18, 2004, among the Corporation and J.P. Morgan Securities Inc., Banc of America Securities, LLC, Citigroup Global Markets Inc. and other initial purchasers named therein, included in the Corporation's Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

Exhibit 4(i)
Form of 4 3/4% Senior Note due 2014 (included in Exhibit 4.1), included in the Corporation's Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 10(a)
The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, included in the Corporation's Current Report on Form 8-K filed with the Commission on December 15, 2004, is incorporated herein by reference.

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

Exhibit 10(j)
The Black & Decker Corporation 2004 Restricted Stock Plan, included as Exhibit B to the Proxy Statement, dated March 16, 2004, for the 2004 Annual Meeting of Stockholders of the Registrant, is incorporated herein by reference.

Exhibit 10(k)
The Black & Decker Performance Equity Plan, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit 10(l)
The Black & Decker Executive Annual Incentive Plan, included in the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Corporation dated March 1, 1996, is incorporated herein by reference.

Exhibit 10(m)
The  Black  &  Decker  Management   Annual  Incentive  Plan,   included  in  the
Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

Exhibit 10(n)
The Black & Decker Executive Long-Term Performance/Retention Plan, included in the Corporation's Annual Report on Form 10-K for the year ended Decem- ber 31, 2001, is incorporated herein by reference.

Exhibit 10(o)(1)
The Black & Decker Supplemental Pension Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended Decem- ber 31, 1991, is incorporated herein by reference.

Exhibit 10(o)(2)
Amendment to The Black & Decker Supplemental Pension Plan, dated as of May 21, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

Exhibit 10(p)(1)
The Black & Decker Executive Deferred Compensation Plan, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993, is incorporated herein by reference.

Exhibit 10(p)(2)
Amendment to The Black & Decker Executive Deferred Compensation Plan dated as of July 17, 1996, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated herein by reference.

Exhibit 10(q)(1)
The Black & Decker Supplemental Retirement Savings Plan, included in the Corporation's Registration Statement on Form S-8 (Reg. No. 33-65013), is incorporated herein by reference.

Exhibit 10(q)(2)
Amendment to The Black & Decker Supplemental Retirement Savings Plan dated as of April 22, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

Exhibit 10(q)(3)
Amendment No. 2 to The Black & Decker Supplemental Retirement Savings Plan dated as of July 16, 1998, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(q)(4)
Amendment No. 3 to The Black & Decker Supplemental Retirement Savings Plan dated as of July 20, 2000, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, is incorporated herein by reference.

Exhibit 10(q)(5)
Amendment No. 4 to The Black & Decker Supplemental Retirement Savings Plan dated as of October 18, 2001, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

Exhibit 10(q)(6)
Amendment No. 5 to The Black & Decker Supplemental Retirement Savings Plan dated as of October 17, 2002, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(q)(7)
Amendment No. 6 to The Black & Decker Supplemental Retirement Savings Plan dated as of December 12, 2002, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(r)
The Black & Decker Supplemental Executive Retirement Plan, as amended, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(s)
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated, included in the Corporation's Quarterly Report on 10-Q for the quarter ended June 27, 2004, is incorporated herein by reference.

Exhibit 10(t)
The Black & Decker Executive Life Insurance Program, as amended, included in the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

Exhibit 10(u)
The  Black  &  Decker  Executive  Salary  Continuance  Plan,   included  in  the
Corporation's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995, is incorporated herein by reference.

Exhibit 10(v)
Description of the Corporation's policy and procedures for relocation of existing employees (individual transfers), included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(w)
Description of the Corporation's policy and procedures for relocation of new employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(x)
Description of certain incidental benefits provided to executive officers of the Corporation, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

Exhibit 10(y)
Form of Severance Benefits Agreement by and between the Corporation and approximately 15 of its key employees, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(z)(1)
Amended and Restated Employment Agreement, dated as of November 1, 1995, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

Exhibit 10(z)(2)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Nolan D. Archibald, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(aa)(1)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and John W. Schiech.

Exhibit 10(bb)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Charles E. Fenton, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(cc)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Michael D. Mangan, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(dd)(1)
Special Deferral Agreement, dated February 7, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 10(dd)(2)
Severance Benefits Agreement, dated December 12, 2002, by and between the Corporation and Paul A. Gustafson, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

Exhibit 10(ee)
The Black & Decker Corporation Corporate Governance Polices and Procedures Statement, as amended, included in the Corporation's Current Report on Form 8-K filed with the Commission on December 15, 2004, is incorporated herein by reference.

Items 10(a) through 10(ee) constitute management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this report.

Exhibit 21
List of Subsidiaries.

Exhibit 23
Consent of Independent Registered Public Accounting Firm.

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

(b)  Exhibits
The exhibits required by Item 601 of Regulation S-K are filed herewith.

(c) Financial Statement Schedules and Other Financial Statements
The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

                                                                  BALANCE      ADDITIONS                       OTHER
                                                                       AT     CHARGED TO                     CHANGES        BALANCE
                                                                BEGINNING      COSTS AND                         ADD         AT END
DESCRIPTION                                                     OF PERIOD       EXPENSES     DEDUCTIONS      (DEDUCT)     OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004
Reserve for doubtful accounts and cash discounts                    $47.4          $86.3          $93.0 (a)    $11.4 (b)      $52.1
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003
Reserve for doubtful accounts and cash discounts                    $46.3          $70.5          $74.3 (a)    $ 4.9 (b)      $47.4
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2002
Reserve for doubtful accounts and cash discounts                    $50.5          $70.3          $76.7 (a)    $ 2.2 (b)      $46.3
------------------------------------------------------------------------------------------------------------------------------------

(a)  Accounts written off during the year and cash discounts taken by customers.
(b) Primarily includes currency translation adjustments and, for 2004 and 2003, amounts associated with acquired businesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE BLACK & DECKER CORPORATION

Date:  February 18, 2005                        By  /s/ NOLAN D. ARCHIBALD
                                                    ----------------------------
                                                        Nolan D. Archibald
                                                        Chairman, President, and
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                     TITLE                           DATE
--------------------------------------------------------------------------------


Principal Executive Officer

/s/ NOLAN D. ARCHIBALD                                        February 18, 2005
----------------------                                        -----------------
    Nolan D. Archibald        Chairman, President, and
                              Chief Executive Officer


Principal Financial Officer

/s/ MICHAEL D. MANGAN                                         February 18, 2005
---------------------                                         -----------------
    Michael D. Mangan         Senior Vice President and
                              Chief Financial Officer


Principal Accounting Officer

/s/ CHRISTINA M. MCMULLEN                                     February 18, 2005
-------------------------                                     -----------------
    Christina M. McMullen     Vice President and Controller
--------------------------------------------------------------------------------

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

       Nolan D. Archibald                   Manuel A. Fernandez
       Norman R. Augustine                  Benjamin H. Griswold, IV
       Barbara L. Bowles                    Anthony Luiso
       M. Anthony Burns                     Mark H. Willes
       Kim B. Clark


By  /s/ NOLAN D. ARCHIBALD                             Date:  February 18, 2005
    ----------------------                                    -----------------
        Nolan D. Archibald
        Attorney-in-Fact