Form 10-Q
period 2005-04-03
BLACK & DECKER CORP
filed 2005-05-12
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2005

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number:   1-1553

THE BLACK & DECKER CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 701 East Joppa Road Towson, Maryland (Address of principal executive offices)	52-0248090 (I.R.S. Employer Identification No.) 21286 (Zip Code)

(410) 716-3900
(Registrant’s telephone number, including area code)

Not Applicable
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     X  YES        NO

The number of shares of Common Stock outstanding as of April 29, 2005:  80,021,445

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

April 3, 2005

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months Ended April 3, 2005 and March 28, 2004	3
Consolidated Balance Sheet
April 3, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended April 3, 2005 and March 28, 2004	5
Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended April 3, 2005 and March 28, 2004	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 2. Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits and Reports on Form 8-K	28
SIGNATURES	30

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended
	April 3, 2005		March 28, 2004

Sales	$1,519.	3	$1,092.	9
Cost of goods sold	983.	8	690.	1
Selling, general, and administrative expenses	371.	2	295.	1

Operating Income	164.	3	107.	7
Interest expense (net of interest income)	9.	2	5.	2
Other (income) expense	(53.	5)	.	8

Earnings from Continuing Operations Before Income Taxes	208.	6	101.	7
Income taxes	60.	7	27.	4

Net Earnings from Continuing Operations	147.	9	74.	3
Discontinued Operations (Net of Income Taxes):
Earnings of discontinued operations	.	8	.	6
Gain on sale of discontinued operations (net
of impairment charge of $24.4)	–		11.	7

Net Earnings from Discontinued Operations	.	8	12.	3

Net Earnings	$148.	7	$86.	6

Basic Earnings Per Common Share
Continuing Operations	$1.8	4	$.9	4
Discontinued Operations	.0	1.1		6

Net Earnings Per Common Share - Basic	$1.8	5	$1.1	0

Shares Used in Computing Basic Earnings Per Share
(in Millions)	80.	5	78.	4

Diluted Earnings Per Common Share
Continuing Operations	$1.7	9	$.9	3
Discontinued Operations	.0	1.1		6

Net Earnings Per Common Share - Assuming Dilution	$1.8	0	$1.0	9

Shares Used in Computing Diluted Earnings Per Share
(in Millions)	82.	7	79.	5

Dividends Per Common Share	$.2	8	$.2	1

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	April 3, 2005 (Unaudited)	December 31, 2004

Assets
Cash and cash equivalents	$321.4	$514.4
Trade receivables	1,090.3	1,046.6
Inventories	1,094.0	981.8
Current assets of discontinued operations	68.0	70.8
Other current assets	284.4	313.6

Total Current Assets	2,858.1	2,927.2

Property, Plant, and Equipment	741.1	754.6
Goodwill	1,180.0	1,184.0
Other Assets	662.6	665.0

	$5,441.8	$5,530.8

Liabilities and Stockholders' Equity
Short-term borrowings	$2.1	$1.1
Current maturities of long-term debt	157.5	.5
Trade accounts payable	571.9	466.9
Current liabilities of discontinued operations	29.8	29.9
Other current liabilities	1,163.5	1,294.2

Total Current Liabilities	1,924.8	1,792.6

Long-Term Debt	1,031.5	1,200.6
Deferred Income Taxes	171.2	171.1
Postretirement Benefits	422.3	423.4
Other Long-Term Liabilities	390.6	384.4
Stockholders' Equity
Common stock, par value $.50 per share	39.9	41.0
Capital in excess of par value	507.9	699.6
Unearned restricted stock compensation	(11.2)	(12.6)
Retained earnings	1,287.8	1,161.5
Accumulated other comprehensive income (loss)	(323.0)	(330.8)

Total Stockholders' Equity	1,501.4	1,558.7

	$5,441.8	$5,530.8

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2003	77,933,46	4	$39.0	$486.7	$–	$773.0	$(452.2)	$846.5
Comprehensive income (loss):
Net earnings		–	–	–	–	86.6	–	86.6
Net gain on derivative
instruments (net of tax)		–	–	–	–	–	11.4	11.4
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)		–	–	–	–	–	55.3	55.3
Write-off of accumulated
foreign currency translation
adjustments due to sale of
businesses		–	–	–	–	–	(28.7)	(28.7)

Comprehensive income		–	–	–	–	86.6	38.0	124.6

Cash dividends ($.21 per share)		–	–	–	–	(16.6)	–	(16.6)
Common stock issued under
employee benefit plans	903,25	3.4		39.2	–	–	–	39.6

Balance at March 28, 2004	78,836,71	7	$39.4	$525.9	$–	$843.0	$(414.2)	$994.1

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2004	82,095,16	1	$41.0	$699.6	$(12.6)	$1,161.5	$(330.8)	$1,558.7
Comprehensive income (loss):
Net earnings		–	–	–	–	148.7	–	148.7
Net gain on derivative
instruments (net of tax)		–	–	–	–	–	15.7	15.7
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)		–	–	–	–	–	(7.9)	(7.9)

Comprehensive income		–	–	–	–	148.7	7.8	156.5

Cash dividends ($.28 per share)		–	–	–	–	(22.4)	–	(22.4)
Restricted stock grants	1,07	5	–	.1	(.1)	–	–	–
Restricted stock amortization, net
of forfeitures	(6,80	0)	–	(.4)	1.5	–	–	1.1
Purchase and retirement of
common stock	(2,509,00	0)	(1.2)	(206.1)	–	–	–	(207.3)
Common stock issued under
employee benefit plans	208,37	8.1		14.7	–	–	–	14.8

Balance at April 3, 2005	79,788,81	4	$39.9	$507.9	$(11.2)	$1,287.8	$(323.0)	$1,501.4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Three Months Ended
	April 3, 2005	March 28, 2004

Operating Activities
Net earnings	$148.7	$86.6
Adjustments to reconcile net earnings to cash flow from
operating activities of continuing operations:
Earnings of discontinued operations	(.8)	(.6)
Gain on sale of discontinued operations (net of impairment charge)	–	(11.7)
Non-cash charges and credits:
Depreciation and amortization	38.7	35.1
Other	2.0	.9
Changes in selected working capital items:
Trade receivables	(51.0)	(66.3)
Inventories	(117.8)	(66.0)
Trade accounts payable	105.9	75.3
Other current liabilities	(85.8)	(116.7)
Restructuring spending	(5.1)	(11.4)
Other assets and liabilities	32.0	18.1

Cash flow from operating activities of continuing operations	66.8	(56.7)
Cash flow from operating activities of discontinued operations	2.9	1.9

Cash Flow From Operating Activities	69.7	(54.8)

Investing Activities
Capital expenditures	(26.6)	(20.4)
Proceeds from disposal of assets	.3	.7
Purchase of business, net of cash acquired	–	(7.9)
Proceeds from sale of discontinued operations, net of cash transferred	–	74.6
Capital expenditures of discontinued operations	(.1)	(.3)
Cash outflow from hedging activities	(10.1)	–
Other investing activities	(.5)	(.2)

Cash Flow From Investing Activities	(37.0)	46.5

Financing Activities
Net increase in short-term borrowings	1.0	.3
Payments on long-term debt	(.1)	(.1)
Purchase of common stock	(207.3)	–
Issuance of common stock	5.6	35.0
Cash dividends	(22.4)	(16.6)

Cash Flow From Financing Activities	(223.2)	18.6
Effect of exchange rate changes on cash	(2.5)	3.2

(Decrease) Increase In Cash And Cash Equivalents	(193.0)	13.5
Cash and cash equivalents at beginning of period	514.4	308.2

Cash And Cash Equivalents At End Of Period	$321.4	$321.7

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

        Operating results for the three-month period ended April 3, 2005, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

        Certain amounts presented for the three months ended March 28, 2004, have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

As more fully disclosed in Notes 1 and 16 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. A reconciliation of the Corporation’s net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three-month periods ended April 3, 2005 and March 28, 2004, is provided below.

	Three Months Ended
(Amounts in Millions Except Per Share Data)	April 3, 2005		March 28, 2004

Net earnings	$148.	7	$86.	6
Adjustments to net earnings for:
Stock-based compensation expense
included in net earnings, net of tax	.	7	2.	3
Pro forma stock-based compensation
(expense), net of tax	(4.	6)	(5.	8)

Pro forma net earnings	$144.	8	$83.	1

Pro forma net earnings per common share - basic	$1.8	0	$1.0	6

Pro forma net earnings per common share - assuming dilution	$1.7	5	$1.0	5

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. SFAS 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation was originally required to adopt the provisions of SFAS 123R effective as of the beginning of its third quarter in 2005. However, in April 2005 the Securities and Exchange Commission issued rules that would allow the Corporation to adopt the provisions of SFAS 123R effective as of January 1, 2006. SFAS 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS 123R. The Corporation intends to adopt the provisions of SFAS 123R on January 1, 2006.

NOTE 2: ACQUISITIONS

As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, effective after the close of business on October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. The acquired Porter-Cable and Delta Tools Group will be integrated into the Corporation’s Power Tools and Accessories segment and will allow the Corporation to offer its customers a broader range of products.

        This transaction has been accounted for in accordance with SFAS No.141, Business Combinations, and accordingly the financial position and results of operations have been included in the Corporation’s operations since the date of acquisition. The following pro forma combined financial information is presented as if the Porter-Cable and Delta Tools Group acquisition had occurred on January 1, 2004.

(Amounts in Millions Except Per Share Data)	Three Months Ended March 28, 2004

Sales	$1,371.	6

Net Earnings from Continuing Operations	$81.	6

Net earnings per Common Share from Continuing Operations - basic	$1.0	4

Net earnings per Common Share from Continuing Operations - diluted	$1.0	3

        These pro forma combined financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2004, or of future results of the consolidated entities.

        The Corporation has not yet obtained all information, including, but not limited to, finalization of independent appraisals, required to complete the purchase price allocation related to the acquisition of the Porter-Cable and Delta Tools Group. The final allocation will be completed in 2005.

        Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during the fourth quarter of 2004, the Corporation identified opportunities to restructure the acquired businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired businesses. A summary of restructuring activity relating to the Porter-Cable and Delta Tools Group during the three-month period ended April 3, 2005, is set forth below (in millions of dollars):

	Severance Benefits	Other Charges	Total

Restructuring reserve at
December 31, 2004	$8.7	$6.2	$14.9
Utilization of reserves:
Cash	(2.5)	(.4)	(2.9)

Restructuring reserve at
April 3, 2005	$6.2	$5.8	$12.0

        The Corporation’s evaluation of identified opportunities to restructure the acquired business as well as to integrate these businesses into its existing Power Tools and Accessories segment is ongoing with finalization not expected until later in 2005.

NOTE 3: DISCONTINUED OPERATIONS

As more fully described in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2004, the Corporation’s European security hardware business is classified as discontinued operations. The European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, was previously included in the Corporation’s Hardware and Home Improvement segment.

        In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses. During the three months ended March 28, 2004, the Corporation recognized an $11.7 million net gain on the sale of these discontinued operations (the “net gain on sale of discontinued operations”). That net gain on sale of discontinued operations consisted of a $36.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value. The Corporation is currently marketing the DOM business for sale to potential buyers.

        Sales and earnings before income taxes of the discontinued operations were $18.1 million and $1.1 million, respectively, for the three months ended April 3, 2005, and $16.1 million and $.8 million, respectively, for the three months ended March 28, 2004. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

        The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each period, in millions of dollars, were as follows:

	April 3, 2005	December 31, 2004

Trade receivables, less allowances	$9.0	$9.2
Inventories	11.1	11.9
Property, plant and equipment	16.0	16.9
Goodwill	27.6	28.1
Other assets	4.3	4.7

Total assets	68.0	70.8

Trade accounts payable	3.0	3.7
Other accrued liabilities	8.1	7.4
Postretirement benefits and other long-term liabilities	18.7	18.8

Total liabilities	29.8	29.9

Net assets	$38.2	$40.9

NOTE 4: INVENTORIES

The classification of inventories at the end of each period, in millions of dollars, was as follows:

	April 3, 2005	December 31, 2004

FIFO cost
Raw materials and work-in-process	$287.0	$267.8
Finished products	790.4	692.8

	1,077.4	960.6
Adjustment to arrive at LIFO inventory value	16.6	21.2

	$1,094.0	$981.8

        Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 5: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT AND LONG-TERM DEBT

The terms of the Corporation’s $1.0 billion commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The Corporation’s average borrowings outstanding under its commercial paper program and its unsecured revolving credit facility were $27.6 million and $358.0 million for the three-month periods ended April 3, 2005 and March 28, 2004, respectively.

        Current maturities of long-term debt at April 3, 2005 includes $157.0 million relating to the Corporation’s 7.0% notes due February 2006.

        Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $303.4 million and $302.6 million were included in the Consolidated Balance Sheet at April 3, 2005 and December 31, 2004, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: BUSINESS SEGMENTS

The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended April 3, 2005	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,078.8	$240.6	$166.0	$1,485.4	$33.9	$–	$1,519.3
Segment profit (loss) (for Consoli-
dated, operating income)	132.0	29.5	24.1	185.6	4.5	(25.8)	164.3
Depreciation and amortization	25.1	6.3	4.7	36.1	.8	1.8	38.7
Capital expenditures	17.8	5.4	2.5	25.7	.7	.2	26.6

Three Months Ended March 28, 2004

Sales to unaffiliated customers	$716.9	$221.2	$145.8	$1,083.9	$9.0	$–	$1,092.9
Segment profit (loss) (for Consoli-
dated, operating income)	76.0	31.9	19.8	127.7	1.3	(21.3)	107.7
Depreciation and amortization	20.1	7.6	4.4	32.1	.2	2.8	35.1
Capital expenditures	14.9	2.9	2.3	20.1	.1	.2	20.4

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

        As more fully described in Note 3, the Corporation sold two components of its European security hardware business. The divested businesses and the remaining portion that is currently held for sale are treated as discontinued operations in the Corporation’s consolidated financial statements. Sales, segment profit, depreciation and amortization, and capital expenditures set forth in the preceding table exclude the results of discontinued operations.

        The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income). In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment’s operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year’s budgeted rates of exchange. The amounts included in the preceding table under the captions “Reportable Business Segments” and “Corporate, Adjustments, & Eliminations” are reflected at the Corporation’s budgeted rates of exchange for 2005. The amounts included in the preceding table under the caption “Currency Translation Adjustments” represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

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

        The reconciliation of segment profit to the Corporation’s earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended

	April 3, 2005	March 28, 2004

Segment profit for total reportable business segments	$185.6	$127.7
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	4.5	1.3
Depreciation of Corporate property	(.2)	(.4)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(3.9)	.1
Other adjustments booked in consolidation directly
related to reportable business segments	(.8)	(2.1)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(20.9)	(18.9)

Operating income	164.3	107.7
Interest expense, net of interest income	9.2	5.2
Other (income) expense	(53.5)	.8

Earnings from continuing operations before income taxes	$208.6	$101.7

NOTE 7: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended
(Amounts in Millions Except Per Share Data)	April 3, 2005		March 28, 2004

Numerator:
Net earnings from continuing operations	$147.	9	$74.	3
Net earnings of discontinued operations	.	8	12.	3

Net earnings	$148.	7	$86.	6

Denominator:
Denominator for basic earnings per share -
weighted-average shares	80.	5	78.	4
Employee stock options and stock issuable
under employee benefit plans	2.	2	1.	1

Denominator for diluted earnings per share - adjusted
weighted-average shares and assumed conversions	82.	7	79.	5

Basic earnings per share
Continuing operations	$1.8	4	$.9	4
Discontinued operations	.0	1.1		6

Basic earnings per share	$1.8	5	$1.1	0

Diluted earnings per share
Continuing operations	$1.7	9	$.9	3
Discontinued operations	.0	1.1		6

Diluted earnings per share	$1.8	0	$1.0	9

NOTE 8: RESTRUCTURING ACTIONS

The Corporation’s restructuring activities are more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. A summary of restructuring activity during the three-month period ended April 3, 2005, is set forth below (in millions of dollars):

	Severance Benefits	Other Charges	Total

Restructuring reserve at
December 31, 2004	$19.0	$1.2	$20.2
Utilization of reserves:
Cash	(5.1)	–	(5.1)

Restructuring reserve at
April 3, 2005	$13.9	$1.2	$15.1

        Of the $15.1 million restructuring accrual as of April 3, 2005, $5.2 million — principally associated with actions by the Corporation’s Power Tools and Accessories segment — relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. The Corporation anticipates that these restructuring actions will be completed during 2005. In addition, $7.3 million relates to restructuring actions associated with the closure of a manufacturing facility in the Corporation’s Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses. The Corporation anticipates that these restructuring actions will be completed during 2005. The remaining $2.6 million relates to the closure of a manufacturing facility and actions to reduce selling, general and administrative expenses in the Corporation’s Power Tools and Accessories segment that are expected to be completed during 2006.

NOTE 9: POSTRETIREMENT BENEFITS

The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three months ended April 3, 2005 and March 28, 2004 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	2005	2004	2005	2004

Service cost	$6.1	$4.7	$3.6	$3.4
Interest cost	14.4	13.7	9.8	8.9
Expected return on plan assets	(20.2)	(20.6)	(9.0)	(8.7)
Amortization of prior service cost	.3	.3	.3	.4
Amortization of net actuarial loss	5.4	4.0	3.1	2.5

Net periodic cost	$6.0	$2.1	$7.8	$6.5

        The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

        The following table presents the components of the Corporation’s net periodic cost related to its defined benefit postretirement plans for the three months ended April 3, 2005 and March 28, 2004 (in millions of dollars):

	2005	2004

Service cost	$.2	$.2
Interest cost	2.1	2.3
Amortization of prior service cost	(.4)	(.5)
Amortization of net actuarial loss	.2	.4

Net periodic cost	$2.1	$2.4

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)

Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended
	April 3, 2005	March 28, 2004

Interest expense	$17.6	$13.7
Interest (income)	(8.4)	(8.5)

	$9.2	$5.2

NOTE 11: OTHER (INCOME) EXPENSE

Other (income) expense was $(53.5) million and $.8 million for the three months ended April 3, 2005 and March 28, 2004, respectively. During the three months ended April 3, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

NOTE 12: INCOME TAXES

The Corporation’s income tax expense and resultant effective tax rate, for both the three-month periods ended April 3, 2005 and March 28, 2004, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate of 29% for the first three months of 2005 was higher than the 27% rate recognized in the corresponding period in 2004 due to the tax effects — $19.3 million — of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer.

NOTE 13: LITIGATION AND CONTINGENT LIABILITIES

As more fully disclosed in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

        The Corporation’s estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

        During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit. That appeal is still pending. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $160 million. If upheld, the Court’s decision would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of April 3, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 16% and 11%, respectively, of the Corporation’s sales for the three-month period ended April 3, 2005.

        The Corporation markets its products and services in over 100 countries. During 2004, approximately 64%, 23% and 13% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

        The Corporation reported net earnings from continuing operations of $147.9 million, or $1.79 per share on a diluted basis, for the three-month period ended April 3, 2005, compared to net earnings from continuing operations of $74.3 million, or $.93 per share on a diluted basis, for the three-month period ended March 28, 2004. The Corporation reported net earnings of $148.7 million, or $1.80 per share on a diluted basis, for the three-month period ended April 3, 2005, compared to net earnings of $86.6 million, or $1.09 per share on a diluted basis, for the three-month period ended March 28, 2004. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings for the three months ended March 28, 2004 included a net gain on sale of discontinued operations of $11.7 million.

        Total consolidated sales of $1,519.3 million for the three months ended April 3, 2005, increased by 39% over the corresponding period in 2004. Of that 39% increase, 17% was attributable to an increase in sales of existing businesses and 22% was attributable to sales of acquired businesses. In this Management’s Discussion and Analysis, the Corporation has attempted to differentiate between sales of its “legacy” or “existing” businesses and sales of acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of “legacy” or “existing” businesses. For example, in 2005, the sales of the Porter-Cable and Delta Tools Group (also referred to herein as the Tools Group) business are included in sales of acquired businesses.

        Operating income for the three months ended April 3, 2005, increased to $164.3 million, or 10.8% of sales, from $107.7 million, or 9.9% of sales, in the corresponding period in 2004. The increase in operating income as a percentage of sales during the first quarter of 2005, as compared to the prior year level, was attributable to a 150 basis point increase in the Corporation’s legacy businesses that was partially offset by the lower margin Tools Group. While gross margin as a percentage of sales improved in the Corporation’s legacy businesses – primarily due to the positive effects of restructuring and other productivity initiatives and favorable foreign currency exchange rates – that improvement was offset by the lower gross margin recognized by the Tools Group. Selling, general, and administrative expenses as a percentage of sales declined from 27.0% for the first quarter of 2004 to 24.4% for the first quarter of 2005 principally due to the impact of the Tools Group acquisition and the leverage of expenses over a higher sales base in the Corporation’s existing business.

        Earnings from continuing operations before income taxes increased by $106.9 million over the 2004 level to $208.6 million for the three months ended April 3, 2005. In addition to the improvement in operating income described above, earnings from continuing operations before income taxes for the three months ended April 3, 2005 benefited from a favorable $55.0 million settlement of environmental and product liability coverage litigation with an insurer that is included in other (income) expense in the Consolidated Statement of Earnings.

        In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES

The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended April 3, 2005 and March 28, 2004:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended
(Dollars in Millions)	April 3, 2005	March 28, 2004

Total sales	$1,519.3	$1,092.9

Unit volume - existing (a)	16%	8%
Unit volume - acquired (b)	22%	6%
Price	(1)%	(3)%
Currency	2%	5%

Change in total sales	39%	16%

(a) (b)	Represents change in unit volume for businesses where year-to-year comparability exists.
Represents change in unit volume for businesses that were acquired and were not included in prior period results.

        Total consolidated sales for the three months ended April 3, 2005 increased by 39% over sales in the corresponding 2004 period. Excluding the incremental effects of the MasterFix business (an industrial fastening company acquired in March 2004) and the Tools Group business, total unit volume increased by 16% during the three months ended April 3, 2005, over the corresponding period in 2004. This improvement was primarily attributable to the Corporation’s legacy professional power tools and plumbing products businesses in the United States, but sales volume increased in almost all of the Corporation’s businesses. Unit volume of acquired businesses contributed 22% to the sales growth for the first three months of 2005 as compared to the 2004 period. Pricing actions had a 1% negative effect on sales for the three-month period ended April 3, 2005, as compared to the corresponding period in 2004. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro and, to a lesser degree, the Canadian dollar and the pound sterling, caused a 2% increase in the Corporation’s consolidated sales during the three-month period ended April 3, 2005, as compared to the corresponding period in 2004.

EARNINGS

The Corporation reported consolidated operating income of $164.3 million, or 10.8% of sales, during the first three months of 2005, as compared to operating income of $107.7 million, or 9.9% of sales, for the corresponding period in 2004. The Corporation expects that operating income as a percentage of sales will likely be below 2004 levels in the second and third quarters of 2005 due to the impact of the Tools Group acquisition, but should rise modestly for the full year.

        Consolidated gross margin as a percentage of sales for the first three months of 2005 was 35.2% as compared to 36.9% for the corresponding period in 2004. The Tools Group acquisition had a 210-basis-point negative impact on consolidated gross margin as a percentage of sales for the first quarter of 2005. The positive results of restructuring and other productivity initiatives, and foreign currency effects favorably impacted gross margin as a percentage of sales in the Corporation’s existing businesses. These positive factors were partially offset by increased raw material costs and pricing actions.

        Consolidated selling, general, and administrative expenses as a percentage of sales were 24.4% and 27.0% for the three-month periods ended April 3, 2005, and March 28, 2004, respectively. Selling, general, and administrative expenses increased by $76.1 million for the three months ended April 3, 2005, over the 2004 level. The effects of acquired businesses and foreign currency translation accounted for approximately two-thirds of this increase, with the remainder principally resulting from additional sales-related expenses associated with the higher level of sales experienced in the first quarter of 2005. The reduction in selling, general, and administrative expenses as a percentage of sales in the 2005 quarter as compared to the 2004 quarter is principally due to the impact of the Tools Group acquisition and the leverage of expenses over a higher sales base in the Corporation’s existing business.

        Consolidated net interest expense (interest expense less interest income) for the three months ended April 3, 2005, was $9.2 million compared to net interest expense of $5.2 million for the three months ended March 28, 2004. The increase in net interest expense between periods was primarily the result of both higher borrowing levels and interest rates in the first quarter of 2005 as compared to the corresponding period in 2004.

        Other (income) expense was $(53.5) million and $.8 million for the three months ended April 3, 2005 and March 28, 2004, respectively. During the three months ended April 3, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

        Consolidated income tax expense of $60.7 million and $27.4 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $208.6 million and $101.7 million for the three-month periods ended April 3, 2005 and March 28, 2004, respectively. The Corporation’s effective tax rate of 29% for the first three months of 2005 was higher than the 27% rate recognized in the corresponding period in 2004 due to the tax effects — $19.3 million — of the $55.0 million pre-tax settlement previously described. The Corporation’s income tax expense and resultant effective tax rate, for both the three-month periods ended April 3, 2005 and March 28, 2004, were based upon the estimated effective tax rates applicable for the full years, after giving effect to any significant items related specifically to interim periods.

        The Corporation reported net earnings from continuing operations of $147.9 million, or $1.79 per share on a diluted basis, for the three-month period ended April 3, 2005, compared to net earnings from continuing operations of $74.3 million, or $.93 per share on a diluted basis, for the three-month period ended March 28, 2004.

        The Corporation reported net earnings from discontinued operations of $.8 million during the first three months of 2005, as compared to $12.3 million during the corresponding period of 2004. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the three-month period ended March 28, 2004, included an $11.7 million net gain on sale of discontinued operations.

        The Corporation reported net earnings of $148.7 million, or $1.80 per share on a diluted basis, for the three-month period ended April 3, 2005, as compared to net earnings of $86.6 million, or $1.09 per share on a diluted basis, for the corresponding period in 2004.

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

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 3, 2005	March 28, 2004

Sales to unaffiliated customers	$1,078.8	$716.9
Segment profit	132.0	76.0

        Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2005 increased 50% over the 2004 level. Sales of the Tools Group, acquired early in the fourth quarter of 2004, accounted for 33 percentage points of the 50% increase in sales during the first quarter of 2005, while sales of the legacy Power Tools and Accessories businesses accounted for the remaining 17 percentage points of growth.

        Sales in North America increased 75% during the first three months of 2005 over the prior year level. Approximately two-thirds of this increase was due to the incremental sales of the acquired Porter-Cable and Delta Tools Groups businesses and approximately one-third of the increase was due to the legacy power tools and accessories business. Sales of the Corporation’s legacy professional power tools and accessories business in North America increased at a double-digit rate as sales grew in all product lines and in all channels. Sales of the Corporation’s legacy consumer power tools and accessories business grew at a mid single-digit rate as sales grew in all product lines and with significant retailers.

        Sales in Europe during the first quarter of 2005 increased at a double-digit rate during the first quarter of 2005 over the level experienced in the corresponding period in 2004. Sales of the Corporation’s existing European power tools and accessories business increased at a high single-digit rate as the weak economic conditions that occurred during most of 2004 improved. Sales of the Corporation’s legacy professional power tools and accessories business in Europe increased at a double digit rate with that increase benefiting from a reduction in backlog associated with production issues at a manufacturing facility in the Czech Republic that adversely affected sales in the corresponding 2004 period. Sales of the Corporation’s legacy consumer power tools and accessories business in Europe increased modestly.

        Sales in other geographic areas increased at a double-digit rate in the first quarter of 2005, as compared to the prior year level, as sales increased throughout most of Latin America and Asia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.2% for the three months ended April 3, 2005, as compared to 10.6% for the corresponding 2004 period. The increase in segment profit as a percentage of sales resulted from a reduction in selling, general, and administrative expenses as a percentage of sales, partially offset by lower gross margin as a percentage of sales. The reduction in selling, general, and administrative expenses as a percentage of sales was attributable to both the impact of the Porter-Cable and Delta Tools Group acquisition and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses. Gross margin as a percentage of sales declined during the first quarter of 2005 as compared to the first quarter of 2004 as the impact of the lower-margin Tools Group offset gross margin as a percentage of sales increases in the Corporation’s legacy businesses attributable to productivity gains, restructuring savings and favorable foreign currency effects. The Tools Group acquisition had a 130-basis-point negative impact on segment profit as a percentage of sales for the first quarter of 2005, and is expected to continue to depress comparative segment profit as a percentage of sales in the second and third quarter of 2005 as compared to the corresponding periods in 2004. Two unusual items had a modest impact on segment profit during the first quarter of 2005. First, the Power Tools and Accessories segment reflected certain costs associated with the announced closure of its Fayetteville, North Carolina, manufacturing facility in cost of goods sold. Second, a favorable settlement associated with infringement of the Corporation’s patents reduced selling, general, and administrative expenses. The net effect of these two items reduced segment profit as a percentage of sales by 20 basis points during the first quarter of 2005 as compared to the corresponding period in 2004.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 3, 2005	March 28, 2004

Sales to unaffiliated customers	$240.6	$221.2
Segment profit	29.5	31.9

        Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 9% during the three months ended April 3, 2005, over the corresponding period in 2004. Sales of plumbing products increased at a double-digit rate due to increased listings at a significant customer and strong sales at other retailers, while sales of security hardware products increased at a low single-digit rate.

        Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined from 14.4% for the three months ended March 28, 2004, to 12.3% for the three months ended April 3, 2005. The decline in segment profit as a percentage of sales during the three-month period ended April 3, 2005, was attributable to a decline in gross margin, particularly in the Kwikset business as that business recognized higher raw material costs as well as transition costs associated with closure of a manufacturing site. The decline in gross margin for the segment was partially offset by an improvement in selling, general, and administrative expenses as a percentage of sales as such expenses were leveraged over a higher sales base.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 3, 2005	March 28, 2004

Sales to unaffiliated customers	$166.0	$145.8
Segment profit	24.1	19.8

        Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 14% in the first quarter of 2005 over the corresponding 2004 period. Incremental sales of the MasterFix business (acquired in March 2004) accounted for 4 percentage points of the 14% increase in sales during the first quarter of 2005. Sales in the industrial and automotive channels in North America during the first quarter of 2005 increased at a mid-single-digit and high single-digit rate, respectively, as compared to the corresponding period in 2004. Sales in Europe during the first quarter of 2005 increased at a double-digit rate, due largely to the incremental sales of the MasterFix business. The Fastening and Assembly System segment’s legacy European industrial business experienced a mid-single-digit rate of growth during the first quarter of 2005 as compared to the first quarter of 2004, while sales in its European automotive business increased at a high single-digit rate. Sales in Asia during the first quarter of 2005 increased at a double-digit rate as compared to the corresponding period in 2004.

        Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 13.6% in the first quarter of 2004 to 14.5% in the first quarter of 2005. This improvement was attributable to pricing increases and the leverage of expenses over a higher sales base which more than offset higher raw materials costs.

Other Segment-Related Matters

As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2005 will increase by approximately $20 million over the 2004 level. The adjustment to businesses’ postretirement benefit expense (income) booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $3.9 million and $(.1) million for the three-month periods ended April 3, 2005 and March 28, 2004, respectively. This $4.0 million increase reflects the quarterly effect of the higher level of pension and other postretirement benefit expenses in 2005 — exclusive of higher service costs reflected in segment profit of the Corporation's reportable business segments — not allocated to the reportable business segments.

        Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $.8 million and $2.1 million for the three-month periods ended April 3, 2005 and March 28, 2004, respectively. The principal item that contributed to that decrease in expenses was a higher level of restructuring-related expenses recognized in the 2004 quarter relating to the Power Tools and Accessories segment.

        Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 6 of Notes to Consolidated Financial Statements were $(20.9) million and $(18.9) million for the three-month periods ended April 3, 2005 and March 28, 2004, respectively. The increase in these unallocated Corporate center operating expenses for the three months ended April 3, 2005, as compared to the prior year’s level, was primarily due to higher employee-related expenses not allocated directly to the Corporation’s business segments and higher reserves for certain environmental remediation matters established.

RESTRUCTURING ACTIVITY

The Corporation’s restructuring activities are more fully discussed in Note 8 of Notes to Consolidated Financial Statements and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 in both Item 7 under the caption “Restructuring Actions” and Item 8 in Note 19 of Notes to Consolidated Financial Statements.

        The Corporation realized benefits of approximately $3.0 million during the three months ended April 3, 2005, net of restructuring-related expenses. Of those restructuring savings, approximately $1.0 million of that amount benefited gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.

        The Corporation expects that incremental pre-tax savings associated with the restructuring plan that was formulated in the fourth quarter of 2001 will benefit results by approximately $20 million in 2005, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2005, approximately 75–80% will benefit gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.

        The Corporation expects that pre-tax savings associated with the restructuring actions associated with the integration of Baldwin and Weiser into its Kwikset security hardware business will benefit 2005 and 2006 results by approximately $20 million and $20 million, respectively, net of restructuring-related expenses, as compared to the adverse pre-tax impact of approximately $15 million in 2004.

        Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

FINANCIAL CONDITION

Operating activities provided cash of $69.7 million for the three months ended April 3, 2005, as compared to $54.8 million of cash used in the corresponding period in 2004. The increase in cash provided by operating activities during the three months ended April 3, 2005, as compared to the use in the corresponding prior period in 2004, was primarily a result of increased earnings, including the effect of the $55.0 million pre-tax settlement with an insurer, and lower cash usage associated with working capital. The lower cash usage associated with working capital was principally attributable to lower utilization of cash for other current liabilities — principally associated with an increase in the favorability between income taxes paid as compared to income tax expense — as compared to the corresponding 2004 period. The effect of an increase in inventories in the first quarter of 2005 and 2004 — associated with higher demand and seasonality — was offset by increases in accounts payable — associated with higher production levels as well as the timing of payments — in both periods.

        As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at April 3, 2005, decreased modestly from the level outstanding at March 28, 2004. Average inventory turns at April 3, 2005, remained flat in comparison to inventory turns at March 28, 2004.

        Investing activities for the three months ended April 3, 2005, used cash of $37.0 million as compared to $46.5 million of cash provided during the corresponding period in 2004. The decrease in cash provided by investing activities was primarily due to $74.6 million of net proceeds received from the sale of two of the discontinued European security hardware businesses in the three months ended March 28, 2004. Capital expenditures increased $6.2 million during the first three months of 2005 as compared to 2004. The Corporation anticipates that its capital spending in 2005 will approximate $150 million — an increase from the $117.8 million of capital expenditures incurred in 2004.

        Financing activities for the three months ended April 3, 2005, used cash of $223.2 million, as compared to $18.6 million of cash provided during the corresponding period in 2004. The increased use of cash for financing activities primarily resulted from purchase by the Corporation of 2,509,000 shares of its common stock at an aggregate cost of $207.3 million during the three months ended April 3, 2005. During the corresponding period in 2004, no common stock was repurchased. As of April 3, 2005, the Corporation had remaining authorization from its Board of Directors to repurchase 2,836,495 shares of its common stock. Cash provided on the issuance of common stock decreased $29.4 million for the three months ended April 3, 2005, as compared to corresponding 2004 period due to the lower level of stock option exercises. Cash used in financing activities in the 2005 period was also affected by the Corporation’s quarterly dividend payments, which increased — on a per share basis — from $.21 in the first quarter of 2004 to $.28 in the first quarter of 2005.

        The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 52% at both April 3, 2005 and December 31, 2004. Average debt maturity was 8.0 years at April 3, 2005, compared to 8.3 years at December 31, 2004.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. The Corporation and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Corporation’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Corporation expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Corporation undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1(g) of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained under the caption “Hedging Activities”, included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements, included in Item 8, of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference herein. There have been no material changes in the reported market risks since the end of the most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of April 3, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

    (b)        There have been no changes in the Corporation’s internal controls over financial reporting during the quarterly period ended April 3, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Corporation, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described above up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

        Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under CERCLA. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad. To minimize the Corporation’s potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty over the Corporation’s involvement in some of the sites, uncertainty over the remedial measures, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals.

        The Corporation’s estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of April 3, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plan

January 1, 2005 through
January 30, 2005		–		$–		–	2,845,49	5
January 31, 2005 through
February 27, 2005	2,000,00	0	$ 82.8	2	2,000,00	0	3,345,49	5
February 28, 2005 through
April 3, 2005	509,00	0	$ 81.9	0	509,00	0	2,836,49	5

Total	2,509,00	0	$ 82.6	3	2,509,00	0	2,836,49	5

(a) (b)

The periods represent the Corporation’s monthly fiscal calendar.
All purchases were made under the Corporation’s publicly announced repurchase plan. In February 2003, the Corporation announced that it had authorization from its Board of Directors to repurchase 1,911,545 shares of its common stock, which authorization was subsequently increased by an additional 4,500,000 shares, including an increase of 2,500,000 shares that was authorized by the Board of Directors in February 2005. There is no expiration date or current intent to terminate the repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders was held on April 26, 2005, for the election of directors, to ratify the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2005, to amend and re-approve the performance-based goals under The Black & Decker Performance Equity Plan, to re-approve the performance-based goals under The Black & Decker Executive Annual Incentive Plan, and to act on two stockholder proposals. A total of 72,256,446 of the 80,222,826 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

    (1)        Elected the following directors:

Directors	Number of Shares Voted For	Number of Shares Authority Withheld

Nolan D. Archibald	69,329,300	2,927,146
Norman R. Augustine	71,106,879	1,149,567
Barbara L. Bowles	69,363,801	2,892,645
M. Anthony Burns	71,094,638	1,161,808
Kim B. Clark	71,160,588	1,095,858
Manuel A. Fernandez	71,159,250	1,097,196
Benjamin H. Griswold, IV	71,157,161	1,099,285
Anthony Luiso	69,728,470	2,527,976
Mark H. Willes	71,128,968	1,127,478

(2)

Ratified the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2005 by an affirmative vote of 69,626,886; votes against ratification were 2,100,584; and abstentions were 528,976.

(3)

Approved an amendment to and re-approved the performance-based goals under The Black & Decker Performance Equity Plan by an affirmative vote of 56,803,153; votes against the proposal were 6,827,502; abstentions were 698,749; and broker non-votes were 7,927,042.

(4)

Re-approved the performance based goals under The Black & Decker Executive Annual Incentive Plan by an affirmative vote of 67,514,191; votes against the proposal were 4,020,860; and abstentions were 721,395.

(5)	Rejected Stockholder Proposal 1 by a negative vote of 56,286,256; affirmative votes for the stockholder proposal were 7,209,990; abstentions were 833,158; and broker non-votes were 7,927,042.

(6)	Rejected Stockholder Proposal 2 by a negative vote of 58,726,343; affirmative votes for the stockholder proposal were 4,803,096; abstentions were 799,965; and broker non-votes were 7,927,042.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

3	Bylaws of the Corporation, as amended, included in the Corporation's Current Report on Form 8-K filed with the Commission on April 28, 2005, are incorporated herein by reference.

10.1	The Black & Decker Performance Equity Plan, as amended, included as Exhibit B to the Proxy Statement, dated March 14, 2005, for the 2005 Annual Meeting of the Stockholders of the Registrant, is incorporated herein by reference.

10.2	Form of Restricted Share Agreement relating to The Black & Decker Corporation 2004 Restricted Stock Plan, included in the Corporation's Current Report on Form 8-K filed with the Commission on April 28, 2005, is incorporated herein by reference.

10.3	Form of Nonqualified Stock Option Agreement with executive officers relating to the Corporation's stock option plans, included in the Corporation's Current Report on Form 8-K filed with the Commission on April 28, 2005, is incorporated herein by reference.

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On January 26, 2005, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 2.02, Item 7.01 and Item 9.01 of that Form, stated that, on January 26, 2005, the Corporation had reported its earnings for the three months and year ended December 31, 2004.

On February 10, 2005, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 7.01 and Item 9.01 of that Form, stated that, on February 10, 2005, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.28 per share of the Corporation’s outstanding common stock payable March 25, 2005, to stockholders of record at the close of business on March 11, 2005, and that the Board of Directors increased the Corporation’s authorization under its stock repurchase program by 2.5 million shares.

The Corporation did not file nor furnish any other reports on Form 8-K during the three-month period ended April 3, 2005.

All other items were not applicable.

THE BLACK & DECKER CORPORATION

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACK&DECKER CORPORATION

By /s/ MICHAEL D. MANGAN
            Michael D. Mangan
            Senior Vice President and Chief Financial Officer

Principal Accounting Officer

By /s/ CHRISTINA M. MCMULLEN
            Christina M. McMullen
Vice President and Controller

Date: May 12, 2005