Form 10-Q
period 2005-07-03
BLACK & DECKER CORP
filed 2005-08-12
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     X  YES        NO

The number of shares of Common Stock outstanding as of July 29, 2005:  80,460,573

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

July 3, 2005

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months and Six Months Ended July 3, 2005 and June 27, 2004	3
Consolidated Balance Sheet
July 3, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended July 3, 2005 and June 27, 2004	5
Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended July 3, 2005 and June 27, 2004	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 6. Exhibits and Reports on Form 8-K	32
SIGNATURES	34

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended				Six Months Ended
	July 3, 2005		June 27, 2004		July 3, 2005		June 27, 2004

Sales	$1,698.	8	$1,297.	6	$3,218.	1	$2,390.	5
Cost of goods sold	1,099.	3	810.	0	2,083.	1	1,500.	1
Selling, general, and administrative expenses	377.	4	316.	0	748.	6	611.	1

Operating Income	222.	1	171.	6	386.	4	279.	3
Interest expense (net of interest income)	9.	8	4.	5	19.	0	9.	7
Other expense (income)	1.	3	.	2	(52.	2)	1.	0

Earnings from Continuing Operations
Before Income Taxes	211.	0	166.	9	419.	6	268.	6
Income taxes	57.	0	45.	1	117.	7	72.	5

Net Earnings from Continuing Operations	154.	0	121.	8	301.	9	196.	1
Discontinued Operations (Net of Income Taxes):
Earnings (loss) of discontinued operations		–	(.	2)	.	8	.	4
Gain on sale of discontinued operations (net
of impairment charge of $24.4)		–		–		–	11.	7

Net Earnings (Loss) from Discontinued Operations		–	(.	2)	.	8	12.	1

Net Earnings	$154.	0	$121.	6	$302.	7	$208.	2

Basic Earnings Per Common Share
Continuing Operations	$1.9	3	$1.5	3	$3.7	7	$2.4	9
Discontinued Operations		–		–	.0	1.1		5

Net Earnings Per Common Share - Basic	$1.9	3	$1.5	3	$3.7	8	$2.6	4

Shares Used in Computing Basic Earnings Per
Share (in Millions)	79.	8	79.	4	80.	1	78.	9

Diluted Earnings Per Common Share
Continuing Operations	$1.8	8	$1.5	0	$3.6	7	$2.4	4
Discontinued Operations		–		–	.0	1.1		5

Net Earnings Per Common Share - Assuming
Dilution	$1.8	8	$1.5	0	$3.6	8	$2.5	9

Shares Used in Computing Diluted Earnings Per
Share (in Millions)	82.	0	80.	9	82.	3	80.	2

Dividends Per Common Share	$.2	8	$.2	1	$.5	6	$.4	2

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	July 3, 2005 (Unaudited)	December 31, 2004

Assets
Cash and cash equivalents	$367.1	$514.4
Trade receivables	1,214.1	1,046.6
Inventories	1,116.2	981.8
Current assets of discontinued operations	64.6	70.8
Other current assets	284.4	313.6

Total Current Assets	3,046.4	2,927.2

Property, Plant, and Equipment	712.2	754.6
Goodwill	1,167.1	1,184.0
Other Assets	656.3	665.0

	$5,582.0	$5,530.8

Liabilities and Stockholders' Equity
Short-term borrowings	$4.1	$1.1
Current maturities of long-term debt	156.6	.5
Trade accounts payable	571.8	466.9
Current liabilities of discontinued operations	29.3	29.9
Other accrued liabilities	1,178.7	1,294.2

Total Current Liabilities	1,940.5	1,792.6

Long-Term Debt	1,044.7	1,200.6
Deferred Income Taxes	168.3	171.1
Postretirement Benefits	422.6	423.4
Other Long-Term Liabilities	380.6	384.4
Stockholders' Equity
Common stock, par value $.50 per share	40.2	41.0
Capital in excess of par value	537.7	699.6
Unearned restricted stock compensation	(24.9)	(12.6)
Retained earnings	1,419.4	1,161.5
Accumulated other comprehensive income (loss)	(347.1)	(330.8)

Total Stockholders' Equity	1,625.3	1,558.7

	$5,582.0	$5,530.8

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value		Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2003	77,933,46	4	$39.0		$486.7	$–	$773.0	$(452.2)	$846.5
Comprehensive income (loss):
Net earnings		–	–		–	–	208.2	–	208.2
Net gain on derivative
instruments (net of tax)		–	–		–	–	–	17.9	17.9
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)		–	–		–	–	–	3.5	3.5
Write-off of accumulated
foreign currency translation
adjustments due to sale of
businesses		–	–		–	–	–	(28.7)	(28.7)

Comprehensive income (loss)		–	–		–	–	208.2	(7.3)	200.9

Cash dividends ($.42 per share)		–	–		–	–	(33.4)	–	(33.4)
Restricted stock grants	255,09	6.1			14.0	(14.1)	–	–	–
Restricted stock amortization		–	–		–	.6	–	–	.6
Purchase and retirement of
common stock	(66,10	0)	–	(3.	6)	–	–	–	(3.6)
Common stock issued under
employee benefit plans	1,807,75	7.9			83.0	–	–	–	83.9

Balance at June 27, 2004	79,930,21	7	$40.0		$580.1	$(13.5)	$947.8	$(459.5)	$1,094.9

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value		Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2004	82,095,16	1	$41.0		$699.6	$(12.6)	$1,161.5	$(330.8)	$1,558.7
Comprehensive income (loss):
Net earnings		–	–		–	–	302.7	–	302.7
Net gain on derivative
instruments (net of tax)		–	–		–	–	–	29.1	29.1
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)		–	–		–	–	–	(45.4)	(45.4)

Comprehensive income (loss)		–	–		–	–	302.7	(16.3)	286.4

Cash dividends ($.56 per share)		–	–		–	–	(44.8)	–	(44.8)
Restricted stock grants	196,43	0.1			16.1	(16.2)	–	–	–
Restricted stock amortization, net
of forfeitures	(17,39	0)	–		(1.1)	3.9	–	–	2.8
Purchase and retirement of
common stock	(3,054,00	0)	(1.5)		(250.2)	–	–	–	(251.7)
Common stock issued under
employee benefit plans	1,202,29	2.6			73.3	–	–	–	73.9

Balance at July 3, 2005	80,422,49	3	$40.2		$537.7	$(24.9)	$1,419.4	$(347.1)	$1,625.3

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Six Months Ended
	July 3, 2005	June 27, 2004

Operating Activities
Net earnings	$302.7	$208.2
Adjustments to reconcile net earnings to cash flow from
operating activities of continuing operations:
Earnings of discontinued operations	(.8)	(.4)
Gain on sale of discontinued operations (net of impairment charge)	–	(11.7)
Non-cash charges and credits:
Depreciation and amortization	76.4	69.2
Other	1.9	1.9
Changes in selected working capital items:
Trade receivables	(185.6)	(125.8)
Inventories	(148.0)	(129.8)
Trade accounts payable	108.3	128.3
Other current liabilities	(46.8)	(10.7)
Restructuring spending	(9.0)	(15.3)
Other assets and liabilities	58.9	38.3

Cash flow from operating activities of continuing operations	158.0	152.2
Cash flow from operating activities of discontinued operations	4.4	2.0

Cash Flow From Operating Activities	162.4	154.2

Investing Activities
Capital expenditures	(54.8)	(45.7)
Proceeds from disposal of assets	10.9	15.4
Purchase of business, net of cash acquired	–	(7.9)
Proceeds from sale of discontinued operations, net of cash transferred	–	74.6
Capital expenditures of discontinued operations	(.2)	(.7)
Cash outflow from hedging activities	(13.0)	–
Other investing activities	(1.3)	(1.6)

Cash Flow From Investing Activities	(58.4)	34.1

Financing Activities
Net increase (decrease) in short-term borrowings	2.9	(4.3)
Payments on long-term debt	(.3)	(.3)
Purchase of common stock	(251.7)	(3.6)
Issuance of common stock	49.2	74.3
Cash dividends	(44.8)	(33.4)

Cash Flow From Financing Activities	(244.7)	32.7
Effect of exchange rate changes on cash	(6.6)	(3.1)

(Decrease) Increase In Cash And Cash Equivalents	(147.3)	217.9
Cash and cash equivalents at beginning of period	514.4	308.2

Cash And Cash Equivalents At End Of Period	$367.1	$526.1

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

        Operating results for the three- and six-month periods ended July 3, 2005, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

        Certain amounts presented for the three and six months ended June 27, 2004, have been reclassified to conform to the 2005 presentation.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended July 3, 2005, and June 27, 2004, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended July 3, 2005, and June 27, 2004, was $129.9 million and $76.3 million, respectively.

Stock-Based Compensation

As more fully disclosed in Notes 1 and 16 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. A reconciliation of the Corporation’s net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three- and six-month periods ended July 3, 2005, and June 27, 2004, are as follows:

	Three Months Ended				Six Months Ended
(Amounts in Millions Except Per Share Data)	July 3, 2005		June 27, 2004		July 3, 2005		June 27, 2004

Net earnings	$154.	0	$121.	6	$302.	7	$208.	2
Adjustments to net earnings for:
Stock-based compensation expense
included in net earnings, net of tax	2.	5	2.	0	3.	2	4.	3
Pro forma stock-based compensation
(expense), net of tax	(5.	6)	(5.	0)	(10.	2)	(10.	8)

Pro forma net earnings	$150.	9	$118.	6	$295.	7	$201.	7

Pro forma net earnings per common share - basic	$1.8	9	$1.4	9	$3.6	9	$2.5	6

Pro forma net earnings per common share
- assuming dilution	$1.8	4	$1.4	7	$3.5	9	$2.5	3

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. SFAS 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation was originally required to adopt the provisions of SFAS 123R effective as of the beginning of its third quarter in 2005. However, in April 2005 the Securities and Exchange Commission issued rules that would allow the Corporation to adopt the provisions of SFAS 123R effective as of January 1, 2006. SFAS 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS 123R. The Corporation intends to adopt the provisions of SFAS 123R on January 1, 2006.

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

	Three Months Ended		Six Months Ended
(Amounts in Millions Except Per Share Data)	June 27, 2004		June 27, 2004

Sales	$1,581.	0	$2,952.	6

Net Earnings from Continuing Operations	$130.	6	$212.	2

Net earnings per Common Share from Continuing
Operations - basic	$1.6	4	$2.6	9

Net earnings per Common Share from Continuing
Operations - diluted	$1.6	1	$2.6	4

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

        Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during the fourth quarter of 2004, the Corporation identified opportunities to restructure the acquired businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired businesses. A summary of integration activity relating to the Porter-Cable and Delta Tools Group during the six-month period ended July 3, 2005, is set forth below (in millions of dollars):

	Severance Benefits	Other Charges	Total

Integration reserve at
December 31, 2004	$8.7	$6.2	$14.9
Utilization of reserves:
Cash	(3.6)	(1.0)	(4.6)

Integration reserve at
July 3, 2005	$5.1	$5.2	$10.3

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

        In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses. During the six months ended June 27, 2004, the Corporation recognized an $11.7 million net gain on the sale of these discontinued operations (the “net gain on sale of discontinued operations”). That net gain consisted of a $36.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value. The Corporation is currently marketing the DOM business for sale.

        Sales and earnings before income taxes of the discontinued operations were $17.1 million and $.1 million, respectively, and $35.2 million and $1.2 million, respectively, for the three and six months ended July 3, 2005, and $15.2 million and $.0 million, respectively, and $31.3 million and $.8 million, respectively, for the three and six months ended June 27, 2004. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

        The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each period, in millions of dollars, were as follows:

	July 3, 2005	December 31, 2004

Trade receivables	$9.1	$9.2
Inventories	10.2	11.9
Property, plant, and equipment	14.8	16.9
Goodwill	26.6	28.1
Other assets	3.9	4.7

Total assets	64.6	70.8

Trade accounts payable	3.4	3.7
Other accrued liabilities	7.7	7.4
Postretirement benefits and other long-term liabilities	18.2	18.8

Total liabilities	29.3	29.9

Net assets	$35.3	$40.9

NOTE 4: INVENTORIES

The classification of inventories at the end of each period, in millions of dollars, was as follows:

	July 3, 2005	December 31, 2004

FIFO cost
Raw materials and work-in-process	$279.1	$267.8
Finished products	813.4	692.8

	1,092.5	960.6
Adjustment to arrive at LIFO inventory value	23.7	21.2

	$1,116.2	$981.8

        Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 5: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The terms of the Corporation’s $1.0 billion commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The Corporation’s average borrowings outstanding under its unsecured revolving credit facility and its commercial paper program were $141.8 million and $301.1 million for the six-month periods ended July 3, 2005, and June 27, 2004, respectively.

        Current maturities of long-term debt at July 3, 2005, include $156.2 million relating to the Corporation’s 7.0% notes due February 2006.

        During the quarter ended July 3, 2005, the Corporation terminated fixed-to-variable interest rate swaps agreements in the notional amount of $75 million. As more fully described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the gain recognized on the swap termination will be amortized as an adjustment to the yield on the related debt over the remaining period covered by the terminated swap. Deferred gains associated with the early termination of interest rate swaps, which were included in the carrying amount of long-term debt, were $31.9 million and $27.8 million at July 3, 2005, and December 31, 2004, respectively. At July 3, 2005, the Corporation’s portfolio of interest rate swap instruments consisted of $713.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.63%. The basis of the variable rate paid is LIBOR.

        Indebtedness of subsidiaries of the Corporation in the aggregate principal amount $305.3 million and $302.6 million were included in the Consolidated Balance Sheet at July 3, 2005, and December 31, 2004, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: BUSINESS SEGMENTS

The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended July 3, 2005	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,227.5	$275.4	$167.3	$1,670.2	$28.6	$–	$1,698.8
Segment profit (loss) (for Consoli-
dated, operating income)	176.3	38.9	22.4	237.6	4.3	(19.8)	222.1
Depreciation and amortization	26.2	6.0	4.6	36.8	.7	.2	37.7
Capital expenditures	21.2	3.2	3.2	27.6	.5	.1	28.2

Three Months Ended June 27, 2004

Sales to unaffiliated customers	$908.6	$236.9	$160.4	$1,305.9	$(8.3)	$–	$1,297.6
Segment profit (loss) (for Consoli-
dated, operating income)	128.5	41.8	23.4	193.7	(1.0)	(21.1)	171.6
Depreciation and amortization	20.1	7.6	4.4	32.1	(.2)	2.2	34.1
Capital expenditures	17.2	5.4	2.4	25.0	(.1)	.4	25.3

Six Months Ended July 3, 2005

Sales to unaffiliated customers	$2,306.3	$516.0	$333.3	$3,155.6	$62.5	$–	$3,218.1
Segment profit (loss) (for Consoli-
dated, operating income)	308.3	68.4	46.5	423.2	8.8	(45.6)	386.4
Depreciation and amortization	51.3	12.3	9.3	72.9	1.5	2.0	76.4
Capital expenditures	39.0	8.6	5.7	53.3	1.2	.3	54.8

Six Months Ended June 27, 2004

Sales to unaffiliated customers	$1,625.5	$458.1	$306.2	$2,389.8	$.7	$–	$2,390.5
Segment profit (loss) (for Consoli-
dated, operating income)	204.5	73.7	43.2	321.4	.3	(42.4)	279.3
Depreciation and amortization	40.2	15.2	8.8	64.2	–	5.0	69.2
Capital expenditures	32.1	8.3	4.7	45.1	–	.6	45.7

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

        The reconciliation of segment profit to the Corporation’s earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Segment profit for total reportable business segments	$237.6	$193.7	$423.2	$321.4
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	4.3	(1.0)	8.8	.3
Depreciation of Corporate property	(.2)	(.3)	(.4)	(.7)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(3.8)	.2	(7.7)	.3
Other adjustments booked in consolidation directly
related to reportable business segments	(0.8)	(3.4)	(1.6)	(5.5)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(15.0)	(17.6)	(35.9)	(36.5)

Operating income	222.1	171.6	386.4	279.3
Interest expense, net of interest income	9.8	4.5	19.0	9.7
Other expense (income)	1.3	.2	(52.2)	1.0

Earnings from continuing operations before income taxes	$211.0	$166.9	$419.6	$268.6

NOTE 7: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended				Six Months Ended
(Amounts in Millions Except Per Share Data)	July 3, 2005		June 27, 2004		July 3, 2005		June 27, 2004

Numerator:
Net earnings from continuing operations	$154.	0	$121.	8	$301.	9	$196.	1
Net earnings (loss) of discontinued operations		–	(.	2)	.	8	12.	1

Net earnings	$154.	0	$121.	6	$302.	7	$208.	2

Denominator:
Denominator for basic earnings per share -
weighted-average shares	79.	8	79.	4	80.	1	78.	9
Employee stock options and stock issuable
under employee benefit plans	2.	2	1.	5	2.	2	1.	3

Denominator for diluted earnings per share
- adjusted weighted-average shares and
assumed conversions	82.	0	80.	9	82.	3	80.	2

Basic earnings per share
Continuing operations	$1.9	3	$1.5	3	$3.7	7	$2.4	9
Discontinued operations		–		–	.0	1.1		5

Basic earnings per share	$1.9	3	$1.5	3	$3.7	8	$2.6	4

Diluted earnings per share
Continuing operations	$1.8	8	$1.5	0	$3.6	7	$2.4	4
Discontinued operations		–		–	.0	1.1		5

Diluted earnings per share	$1.8	8	$1.5	0	$3.6	8	$2.5	9

NOTE 8: RESTRUCTURING ACTIVITY

The Corporation’s restructuring activities are more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. A summary of restructuring activity during the six-month period ended July 3, 2005, is set forth below (in millions of dollars):

	Severance Benefits	Other Charges	Total

Restructuring reserve at December 31, 2004	$19.0	$1.2	$20.2
Utilization of reserves:
Cash	(9.0)	–	(9.0)
Foreign Currency Translation	(.1)	–	(.1)

Restructuring reserve at July 3, 2005	$9.9	$1.2	$11.1

        Of the $11.1 million restructuring accrual as of July 3, 2005, $3.5 million — principally associated with actions by the Corporation’s Power Tools and Accessories segment — relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. The Corporation anticipates that these restructuring actions will be completed during 2005. In addition, $5.4 million relates to restructuring actions associated with the closure of a manufacturing facility in the Corporation’s Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses. The Corporation anticipates that these restructuring actions will be completed during 2005. The remaining $2.2 million relates to the closure of a manufacturing facility and actions to reduce selling, general and administrative expenses in the Corporation’s Power Tools and Accessories segment that are expected to be completed in 2006.

NOTE 9: POSTRETIREMENT BENEFITS

The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The following tables present the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and six months ended July 3, 2005, and June 27, 2004 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Three Months Ended		Three Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Service cost	$6.1	$4.7	$3.5	$3.6
Interest cost	14.5	13.7	9.6	8.7
Expected return on plan assets	(20.1)	(20.6)	(9.0)	(8.6)
Amortization of prior service cost	.3	.3	.4	.3
Amortization of net actuarial loss	5.3	4.0	3.1	2.5

Net periodic cost	$6.1	$2.1	$7.6	$6.5

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Six Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Service cost	$12.2	$9.4	$7.1	$7.0
Interest cost	28.9	27.4	19.4	17.6
Expected return on plan assets	(40.3)	(41.2)	(18.0)	(17.3)
Amortization of prior service cost	.6	.6	.7	.7
Amortization of net actuarial loss	10.7	8.0	6.2	5.0

Net periodic cost	$12.1	$4.2	$15.4	$13.0

        The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

        The following table presents the components of the Corporation’s net periodic cost related to its defined benefit postretirement plans for the three and six months ended July 3, 2005, and June 27, 2004 (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Service cost	$.2	$.2	$.4	$.4
Interest cost	2.1	2.3	4.2	4.6
Amortization of prior service cost	(.4)	(.5)	(.8)	(1.0)
Amortization of net actuarial loss	.2	.4	.4	.8

Net periodic cost	$2.1	$2.4	$4.2	$4.8

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)

Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Interest expense	$19.6	$12.8	$37.2	$26.5
Interest (income)	(9.8)	(8.3)	(18.2)	(16.8)

	$9.8	$4.5	$19.0	$9.7

NOTE 11: OTHER EXPENSE (INCOME)

Other expense (income) was $1.3 million and $(52.2) million for the three and six months ended July 3, 2005, respectively, and $.2 million and $1.0 million for the three and six months ended June 27, 2004, respectively. During the six months ended July 3, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

NOTE 12: INCOME TAXES

The Corporation’s income tax expense and resultant effective tax rate, for both the three and six-month periods ended July 3, 2005, and June 27, 2004, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate was 27% for the second quarter of 2005 and 2004. The Corporation’s effective tax rate of 28% for the first six months of 2005 was higher than the 27% rate recognized in the corresponding period in 2004 due to the tax effects — $19.2 million — of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer recognized in the first quarter of 2005.

        As more fully disclosed in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the American Jobs Creation Act of 2004 (the Jobs Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to the United States, provided certain conditions are met. The amount of unremitted foreign earnings that the Corporation is evaluating for repatriation ranges from zero to $600 million. The Corporation expects to complete its evaluation of the amount of repatriation, if any, during 2005. If the Corporation was to repatriate certain unremitted foreign earnings under the special one-time repatriation provisions of the Jobs Act at the high end of the range noted in the proceeding sentence, the income tax effects of such repatriation could range from approximately $29 million to $46 million.

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

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of July 3, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 16% and 11%, respectively, of the Corporation’s sales for the six-month period ended July 3, 2005.

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

        The Corporation reported net earnings from continuing operations of $154.0 million, or $1.88 per share on a diluted basis, for the three-month period ended July 3, 2005, compared to net earnings from continuing operations of $121.8 million, or $1.50 per share on a diluted basis, for the three-month period ended June 27, 2004. The Corporation reported net earnings of $154.0 million, or $1.88 per share on a diluted basis, for the three-month period ended July 3, 2005, compared to net earnings of $121.6 million, or $1.50 per share on a diluted basis, for the three-month period ended June 27, 2004.

        The Corporation reported net earnings from continuing operations of $301.9 million, or $3.67 per share on a diluted basis, for the six-month period ended July 3, 2005, compared to net earnings from continuing operations of $196.1 million, or $2.44 per share on a diluted basis, for the six-month period ended June 27, 2004. The Corporation reported net earnings of $302.7 million, or $3.68 per share on a diluted basis, for the six-month period ended July 3, 2005, compared to net earnings of $208.2 million, or $2.59 per share on a diluted basis, for the six-month period ended June 27, 2004. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings for the six months ended June 27, 2004, included a net gain on sale of discontinued operations of $11.7 million. As more fully described in Note 11 of Notes to Consolidated Financial Statements, net earnings from continuing operations and net earnings for the six months ended July 3, 2005, include a $55.0 million ($35.8 million after-tax) favorable settlement of environmental and product liability coverage with an insurer.

        Total consolidated sales of $1,698.8 million for the three months ended July 3, 2005, increased by 31% over the corresponding period in 2004. Of that 31% increase, 11% was attributable to an increase in sales of existing businesses and 20% was attributable to sales of acquired businesses. During the six months ended July 3, 2005, total consolidated sales increased by 35% over the corresponding period in the prior year to $3,218.1 million. Of that 35% increase, 15% was attributable to an increase in sales of existing businesses and 20% was attributable to sales of acquired businesses. In this Management’s Discussion and Analysis, the Corporation has attempted to differentiate between sales of its “legacy” or “existing” businesses and sales of the acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of “legacy” or “existing” businesses. For example, in 2005, the sales of the Porter-Cable and Delta Tools Group (also referred to herein as the Tools Group) are included in sales of acquired businesses.

        Operating income for the three months ended July 3, 2005, increased to $222.1 million, or 13.1% of sales, from $171.6 million, or 13.2% of sales, in the corresponding period of 2004. Operating income for the six months ended July 3, 2005, increased to $386.4 million, or 12.0% of sales, from $279.3 million, or 11.7% of sales, in the corresponding period of 2004. Operating income as a percentage of sales increased 50 basis points in the Corporation’s existing businesses during the second quarter, as compared to the prior year level, but that increase was offset by the lower margin Tools Group. The increase in operating income as a percentage of sales during the first six months of 2005, as compared to the prior year level, was attributable to a 90 basis point increase in the Corporation’s legacy businesses that was partially offset by the lower margin Tools Group. Gross margin as a percentage of sales decreased in the Corporation’s legacy business during the second quarter of 2005 primarily due to higher raw material costs and the negative effects of pricing actions. Although gross margin as a percentage of sales increased slightly in the Corporation’s legacy business during the first six months of 2005 – primarily due to favorable foreign currency exchange rates and the positive effects of restructuring partially offset by the negative effects of pricing actions – that improvement was offset by the lower gross margin Tools Group. Selling, general and administrative expenses as a percentage of sales declined from 24.4% and 25.6% for the second quarter and first six months of 2004, respectively, to 22.2% and 23.3% for the second quarter and first six months of 2005, respectively, principally due to the impact of the Tools Group acquisition and the leverage of expenses over a higher sales base in the Corporation’s existing business.

        Earnings from continuing operations before income taxes increased by $44.1 million and $151.0 million over the 2004 levels to $211.0 million and $419.6 million for the three months and the six months ended July 3, 2005, respectively. In addition to the improvements in operating income described above, earnings from continuing operations before income taxes for the six months ended July 3, 2005, benefited from a favorable $55.0 million settlement of environmental and product liability coverage litigation with an insurer that is included in other expense (income) in the Consolidated Statement of Earnings.

        In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES

The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended July 3, 2005, and June 27, 2004:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended		Six Months Ended
(Dollars in Millions)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Total sales	$ 1,698.8	$ 1,297.6	$ 3,218.1	$ 2,390.5

Unit volume - existing (a)	9%	13%	13%	11%
Unit volume - acquired (b)	20%	6%	20%	6%
Price	(1)%	(2)%	(1)%	(3)%
Currency	3%	2%	3%	4%

Change in total sales	31%	19%	35%	18%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists.
(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.

        Total consolidated sales for the three and six months ended July 3, 2005, increased by 31% and 35%, respectively, over sales in the corresponding 2004 periods. Excluding the incremental effects of the Tools Group, total unit volume increased by 9% for the second quarter of 2005 over the corresponding period in 2004. Excluding the incremental effects of the MasterFix business (an industrial fastening company acquired in March 2004) and the Tools Group, total unit volume increased by 13% for the first six months of 2005 over the corresponding period in 2004. The improvement in both periods was primarily attributable to the Corporation’s legacy professional power tools and plumbing products businesses in the United States, but unit sales volume increased in almost all of the Corporation’s businesses. Unit volume of acquired businesses contributed 20% to the sales growth for both the second quarter and first six months of 2005 as compared to the corresponding 2004 periods. Pricing actions had a 1% negative effect on sales for both the three- and six-month periods ended July 3, 2005 as compared to the corresponding periods in 2004. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro and Canadian dollar and, to a lesser degree, the pound sterling and Brazilian real, caused a 3% increase in the Corporation’s consolidated sales during both the three- and six-month periods ended July 3, 2005 as compared to the corresponding periods in 2004.

EARNINGS

The Corporation reported consolidated operating income of $222.1 million, or 13.1% of sales, during the three months ended July 3, 2005, as compared to operating income of $171.6 million, or 13.2% of sales, for the corresponding period in 2004. Operating income for the six months ended July 3, 2005, was $386.4 million, or 12.0% of sales, compared to operating income of $279.3 million, or 11.7% of sales, for the corresponding period in 2004.

        Consolidated gross margin as a percentage of sales was 35.3% and 37.6% for the three-month periods ended July 3, 2005, and June 27, 2004, respectively, and was 35.3% and 37.2% for the six-month periods ended July 3, 2005, and June 27, 2004, respectively. The Tools Group acquisition had a 200 basis point negative impact on consolidated gross margin as a percentage of sales for both the second quarter and first six months of 2005. The results of restructuring, other productivity initiatives, and foreign currency effects favorably impacted gross margin as a percentage of sales in the Corporation’s existing businesses. These positive factors were partially offset by increased raw material costs and the negative effects of pricing actions.

        Consolidated selling, general, and administrative expenses as a percentage of sales were 22.2% and 23.3% for the three- and six-month periods ended July 3, 2005, respectively, compared to 24.4% and 25.6% for the three- and six-month periods in the previous year, respectively. Selling, general, and administrative expenses increased by $61.4 million and $137.5 million for the three and six months ended July 3, 2005, respectively, over the corresponding periods in 2004. The effects of acquired businesses and foreign currency translation accounted for approximately three-quarters and two-thirds of this increase during the three and six months ended July 3, 2005, respectively, with the remainder principally resulting from additional sales-related expenses associated with the higher level of sales experienced in the second quarter and first six months of 2005 as compared to the corresponding periods in 2004. The reduction in selling, general and administrative expenses as a percentage of sales in the second quarter and first six months of 2005 as compared to the corresponding periods in 2004 is principally due to the impact of the Tools Group acquisition – due to the lower expenses of this business – and the leverage of expenses over a higher sales base in the Corporation’s existing business.

        Consolidated net interest expense (interest expense less interest income) for the three months ended July 3, 2005, was $9.8 million compared to $4.5 million for the three months ended June 27, 2004. Net interest expense was $19.0 million for the six months ended July 3, 2005, compared to $9.7 million for the corresponding period in 2004. The increase in net interest expense between periods was primarily the result of both higher borrowing levels and higher interest rates in the second quarter and first six months of 2005 as compared to the corresponding periods in 2004.

        Other expense (income) was $1.3 million and $(52.2) million for the three and six months ended July 3, 2005, respectively, compared to $.2 million and $1.0 million for the corresponding periods in 2004. During the six months ended July 3, 2005, the Corporation received a payment of $55.0 million relating the settlement of environmental and product liability coverage litigation with an insurer.

        Consolidated income tax expense of $57.0 million and $117.7 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $211.0 million and $419.6 million for the three- and six-month periods ended July 3, 2005, respectively. Consolidated income tax expense of $45.1 million and $72.5 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $166.9 million and $268.6 million for the three- and six-month periods ended June 27, 2004, respectively. The Corporation’s income tax expense and resultant effective tax rate, for both the three- and six-month periods ended July 3, 2005, and June 27, 2004, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate was 27% for the second quarter of 2005 and 2004. The Corporation’s effective tax rate of 28% for the first six months of 2005 was higher than the 27% rate recognized in the corresponding period in 2004 due to the tax effects — $19.2 million — of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer recognized in the first quarter of 2005.

        The Corporation reported net earnings from continuing operations of $154.0 million, or $1.88 per share on a diluted basis, for the three-month period ended July 3, 2005, compared to net earnings from continuing operations of $121.8 million, or $1.50 per share on a diluted basis, for the three-month period ended June 27, 2004. The Corporation reported net earnings from continuing operations of $301.9 million, or $3.67 per share on a diluted basis, for the six-month period ended July 3, 2005, compared to $196.1 million, or $2.44 per share on a diluted basis, for the corresponding period in 2004.

        The Corporation reported net earnings (loss) from discontinued operations of $.0 million and $.8 million during the three- and six-month periods ended July 3, 2005, as compared to $(.2) million and $12.1 million during the corresponding periods of 2004. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the six-month period ended June 27, 2004, included an $11.7 million net gain on sale of discontinued operations.

        The Corporation reported net earnings of $154.0 million, or $1.88 per share on a diluted basis, for the three-month period ended July 3, 2005, as compared to net earnings of $121.6 million, or $1.50 per share on a diluted basis, for the three-month period ended June 27, 2004. The Corporation reported net earnings of $302.7 million, or $3.68 per share on a diluted basis, for the six-month period ended July 3, 2005, compared to $208.2 million, or $2.59 per share on a diluted basis, for the corresponding period in 2004.

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

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Sales to unaffiliated customers	$1,227.5	$908.6	$2,306.3	$1,625.5
Segment profit	176.3	128.5	308.3	204.5

        Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2005 increased 35% over the 2004 level. Sales of the Tools Group, acquired early in the fourth quarter of 2004, accounted for 28 percentage points of the 35% increase in sales during the second quarter of 2005, while sales in the legacy Power Tools and Accessories businesses accounted for the remaining 7 percentage points of growth.

        Sales in North America increased 50% during the second quarter of 2005 over the prior year level. Approximately 42 percentage points of this increase was due to the incremental sales of the acquired Tools Group and the remaining 8 percentage points of the increase was due to the legacy power tools and accessories business. Sales of the Corporation’s legacy professional power tools and accessories business in North America increased at a double-digit rate as sales grew in all major channels. Sales of the Corporation’s legacy consumer power tools and accessories business increased at a low single-digit rate as strong sales in home products, accessories and outdoor products compensated for the absence of a large product line load-in at a key retailer that occurred in the second quarter of 2004.

        Sales in Europe increased at a high single-digit rate during the second quarter of 2005 over the level experienced in the corresponding period in 2004. Sales of the Corporation’s existing European power tools and accessories business increased at a low single-digit rate. Sales of the Corporation’s legacy professional power tools and accessories business in Europe increased in the mid-single-digits. Sales of the Corporation’s legacy consumer power tools and accessories business in Europe increased slightly.

        Sales in other geographic areas increased at a double-digit rate during the second quarter of 2005, as compared to the prior year level. That increase resulted from a double-digit rate increase in Latin America and Asia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment was 14.4% for the three months ended July 3, 2005, as compared to 14.1% for the corresponding 2004 period. That increase in segment profit as a percentage of sales resulted from a reduction in selling, general, and administrative expenses as a percentage of sales, partially offset by lower gross margin as a percentage of sales. The reduction in selling, general, and administrative expenses as a percentage of sales was attributable to both the impact of the Tools Group acquisition – due to the lower expenses of this business – and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses. Gross margin as a percentage of sales declined during the second quarter of 2005 as compared to the second quarter of 2004 as the impact of the lower-margin Tools Group offset improvements in gross margin as a percentage of sales in the Corporation’s legacy businesses attributable to productivity gains, restructuring savings and favorable foreign currency effects, which offset raw material inflation. The Tools Group acquisition had an approximate 120 basis point negative impact on segment profit as a percentage of sales for the second quarter of 2005 and is expected to continue to depress segment profit as a percentage of sales in the third quarter of 2005 as compared to the corresponding period in 2004.

        Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended July 3, 2005, increased 42% over the 2004 level. Sales of the Tools Group accounted for 30 percentage points of the 42% increase in sales during the first six months of 2005, while sales in the legacy Power Tools and Accessories businesses accounted for the remaining 12 percentage points of growth.

        Sales in North America increased 61% during the first six months of 2005 over the prior year level. Approximately 46 percentage points of this increase was due to the incremental sales of the acquired Tools Group with the remaining increase due to the legacy power tools and accessories business. Sales of the Corporation’s legacy professional power tools and accessories business in North America increased at a double-digit rate as sales grew in all product lines and in all channels. Sales of the Corporation’s legacy consumer power tools and accessories business grew at a low single-digit rate as a result of increased sales in outdoor, accessories and home products, which compensated for the absence of a large load-in of consumer power tools at a key retailer in the 2004 period.

        Sales in Europe increased at a double-digit rate during the six months ended July 3, 2005, over the level experienced in the corresponding period in 2004. Sales of the Corporation’s existing European power tools and accessories business increased at a mid-single-digit rate for the six months ended July 3, 2005. Sales of the Corporation’s legacy professional power tools and accessories business in Europe increased at a high single-digit rate. Sales of the Corporation’s legacy consumer power tools and accessories business in Europe increased at a low single-digit rate.

        Sales in other geographic areas increased at a double-digit rate during the first six months of 2005, as compared to the prior year level. That increase resulted from a double-digit rate increase in Latin America and Asia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment was 13.4% for the six months ended July 3, 2005, as compared to 12.6% for the corresponding 2004 period. That increase resulted from a reduction in selling, general, and administrative expenses, partially offset by lower gross margin, as a percentage of sales. The reduction in selling, general, and administrative expenses as a percentage of sales was attributable to both the impact of the Tools Group acquisition and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses. Gross margin as a percentage of sales declined during the six months ended July 3, 2005, as compared to the corresponding 2004 period as the impact of the lower-margin Tools Group offset improved gross margin as a percentage of sales in the Corporation’s legacy businesses attributable to productivity gains, restructuring savings and favorable foreign currency effects, which offset raw material inflation and the negative effects of pricing actions. The Tools Group acquisition had an approximate 120 basis point negative impact on segment profit as a percentage of sales for the six months ended July 3, 2005.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Sales to unaffiliated customers	$275.4	$236.9	$516.0	$458.1
Segment profit	38.9	41.8	68.4	73.7

        Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 16% and 13% during the three and six months ended July 3, 2005, respectively, over the corresponding period in 2004. Sales of plumbing products increased at a double-digit rate in both the second quarter of 2005 and the first six months of 2005 over the corresponding periods in 2004 due to increased listings at a significant customer and strong sales at other retailers. Sales of security hardware products increased at a double-digit rate in the second quarter of 2005 and a mid-single-digit rate in the first six months of 2005 over the corresponding periods in 2004 primarily due to strong sales in the Kwikset business related to new construction.

        Segment profit as a percentage of sales for the Hardware and Home Improvement segment declined from 17.6% and 16.1% for the three and six months ended June 27, 2004, respectively, to 14.1% and 13.3% for the three and six months ended July 3, 2005, respectively. The decline in segment profit as a percentage of sales during the three- and six-month periods ended July 3, 2005, was attributable to a decline in gross margin in the Kwikset and Price Pfister businesses. That gross margin decline was primarily due to the negative effects of raw material costs; transition costs associated with the integration of lockset operations, including closure of a manufacturing site; and pricing actions. Gross margin for the three and six months ended July 3, 2005, was also negatively impacted by a $4.2 million write-down of property and equipment. The decline in segment profit as a percentage of sales during the three months ended July 3, 2005, was also attributable to an increase in selling, general, and administrative expenses as a percentage of sales associated with the integration of distribution activities.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Sales to unaffiliated customers	$167.3	$160.4	$333.3	$306.2
Segment profit	22.4	23.4	46.5	43.2

        Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 4% in the second quarter of 2005 and 9% in the first six months of 2005 over the corresponding 2004 periods. Sales in the automotive channel in North America increased at a low single-digit rate during the second quarter of 2005 and at a mid-single-digit rate during the first six months of 2005 over the corresponding periods in 2004. Sales in the industrial channel in North America decreased at a low single-digit rate during the second quarter of 2005 compared to the corresponding 2004 period, and approximated the prior year level during the first six months of 2005. Sales in Europe increased at a mid-single-digit rate during the second quarter of 2005 and increased at a double-digit rate during the first six months of 2005 over the corresponding 2004 periods. The European industrial business experienced a low single-digit rate of growth during the second quarter of 2005 and a double-digit rate of growth - due, in part, to incremental sales of the acquired Masterfix business - during the first six months of 2005 as compared to the corresponding periods in 2004. Sales in the European automotive business increased at a high single-digit rate during both the second quarter and first half of 2005 over the 2004 levels. Sales in Asia during the second quarter and first six months of 2005 increased at a high single-digit rate and at a double-digit rate, respectively, as compared to the corresponding periods in 2004.

        Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 14.6% in the second quarter of 2004 to 13.4% in the second quarter of 2005 and from 14.1% in the first half of 2004 to 14.0% in the corresponding period in 2005. The decline in the second quarter was attributable to lower gross margins, primarily attributable to increased raw material costs, which were partially offset by the positive effects of pricing actions. Segment profit as a percentage of sales during the first half of 2005 approximated the prior year level as higher raw material costs were nearly offset by the positive effects of pricing actions and the leverage of expenses over a higher sales base.

Other Segment-Related Matters

As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2005 will increase by approximately $20 million over the 2004 levels. The adjustment to businesses’ postretirement benefit expenses booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $(3.8) million and $.2 million for the three-month periods ended July 3, 2005, and June 27, 2004, respectively. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $(7.7) million and $.3 million for the six-month periods ended July 3, 2005, and June 27, 2004, respectively. These increases reflect the impact of the higher level of pension and other postretirement benefit expenses in 2005 – exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments – not allocated to the reportable business segments.

        Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $.8 million and $1.6 million for the three- and six-month periods ended July 3, 2005, respectively, and $3.4 million and $5.5 million for the three- and six-month periods ended June 27, 2004, respectively. The principle item that contributed to the decrease in expenses between both the three-month periods and the six-month periods was a higher level of restructuring-related expenses recognized in the 2004 periods relating to the Power Tools and Accessories segment.

        Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified in the final table included in Note 6 of Notes to Consolidated financial statements were $(15.0) million and $(35.9) million for the three- and six-month periods ended July 3, 2005, respectively, and $(17.6) million and $(36.5) million for the three- and six-month periods ended June 27, 2004, respectively. The decrease in these unallocated Corporate center operating expenses for the three months ended July 3, 2005, as compared to the prior year level, was primarily due to the establishment of lower reserves for certain environmental remediation matters. The slight decrease in unallocated Corporate center operating expenses for the six months ended July 3, 2005, was due to the lower level of expenses not allocated directly to the Corporation’s business segments, partially offset by the establishment of higher reserves for certain environmental remediation matters.

RESTRUCTURING ACTIVITY

The Corporation’s restructuring activities are more fully discussed in Note 8 of Notes to Consolidated Financial Statements and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, in both Item 7 under the caption “Restructuring Actions” and Item 8 in Note 19 of Notes to Consolidated Financial Statements.

        The Corporation realized incremental benefits of approximately $8 million and $11 million during the three and six months ended July 3, 2005, respectively, net of restructuring-related expenses. Of those restructuring savings, approximately $6 million and $7 million benefited gross margin during the three and six months ended July 3, 2005, respectively, with the remainder realized through a reduction of selling, general, and administrative expenses.

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

        The Corporation expects that pre-tax savings associated with the restructuring actions associated with the integration of Baldwin and Weiser into its Kwikset security hardware business will benefit both the 2005 and 2006 results by approximately $20 million, net of restructuring-related expenses, as compared to the adverse pre-tax impact of approximately $15 million in 2004.

        Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY

The following table provides information as of July 3, 2005, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	6 Mos. Ending Dec. 31, 2005	2006	2007	2008	2009	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (other currencies)	$4.1	$—	$—	$—	$—	$—	$4.1	$4.1
Average interest rate	14.04%						14.04%
Long-term debt
Fixed rate (U.S. dollars)	$.2	$155.1	$150.2	$.2	$.1	$850.0	$1,155.8	$1,246.1
Average interest rate	7.00%	7.00%	6.55%	7.00%	7.00%	6.27%	6.40%
Other long-term liabilities
Fixed rate (U.S. dollars)	$188.0	$—	$—	$—	$—	$—	$188.0	$188.4
Average interest rate	5.69%						5.69%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$188.0	$125.0	$75.0	$—	$—	$325.0	$713.0	$(22.0)
Average pay rate (a)
Average receive rate	6.49%	6.03%	5.22%			5.08%	5.63%

(a)	The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount which matures in 2007 and thereafter and is based upon 3-month forward LIBOR.

FINANCIAL CONDITION

Operating activities provided cash of $162.4 million for the six months ended July 3, 2005, as compared to $154.2 million of cash provided in the corresponding period in 2004. The increase in cash provided by operating activities during the six months ended July 3, 2005, as compared to the prior year level, was primarily a result of increased earnings, including the effect of the $55.0 million pre-tax settlement with an insurer, which was partially offset by increased cash usage associated with working capital. Increases in accounts receivable and inventories in the first six months of 2005 and 2004 – associated with higher demand – were partially offset by increases in accounts payable – associated with higher production levels as well as the timing of payments – in both periods.

        As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at July 3, 2005, approximated the number of days sales outstanding at June 27, 2004. Average inventory turns at July 3, 2005, approximated the prior year's level.

        Investing activities for the six months ended July 3, 2005, used cash of $58.4 million as compared to $34.1 million of cash provided during the corresponding period in 2004. The decrease in cash provided was primarily due to $74.6 million of net proceeds from the sale of two of the discontinued European security hardware businesses during the six months ended June 27, 2004. Capital expenditures increased $9.1 million during the first six months of 2005 as compared to 2004. The Corporation anticipates that its capital spending in 2005 will approximate $140 million — an increase from the $117.8 million of capital expenditures incurred in 2004 primarily as a result of the Tools Group acquisition.

        Financing activities used cash of $244.7 million during the six-month period ended July 3, 2005, as compared to cash provided of $32.7 million during the corresponding period in 2004. The increased use of cash for financing activities primarily resulted from the purchase by the Corporation of 3,054,000 shares of its common stock at an aggregate cost of $251.7 million during the six months ended July 3, 2005. During the corresponding period in 2004, the Corporation repurchased 66,100 shares of its common stock at an aggregate cost of $3.6 million. As of July 3, 2005, the Corporation had remaining authorization from its Board of Directors to repurchase 2,291,495 shares of its common stock. During the period from July 4, 2005 through August 11, 2005, the Corporation repurchased 600,000 shares of its common stock at an aggregate cost of $53.7 million. Cash provided on the issuance of common stock decreased $25.1 million for the six months ended July 3, 2005, as compared to corresponding 2004 period due to the lower level of stock option exercises. Cash used in financing activities in the 2005 period was also affected by the Corporation’s quarterly dividend payments, which increased — on a per share basis — from $.42 in the first half of 2004 to $.56 in the first half of 2005.

        The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 46% and 52% at July 3, 2005, and December 31, 2004, respectively. Average debt maturity was 7.8 years at July 3, 2005, compared to 8.3 years at December 31, 2004.

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

        By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those risk factors identified in Item 1(g) of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Note 5 of Notes to Consolidated Financial Statements, in Item 2 of Part I of this report under the caption “Interest Rate Sensitivity”, and under the caption “Hedging Activities”, included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements, included in Item 8, of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of July 3, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

    (b)        There have been no changes in the Corporation’s internal controls over financial reporting during the quarterly period ended July 3, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of July 3, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plan

April 4, 2005 through
May 1, 2005		–		$–		–	2,836,49	5
May 2, 2005 through
May 29, 2005	545,00	0	$ 81.4	8	545,00	0	2,291,49	5
May 30, 2005 through
July 3, 2005		–		$–		–	2,291,49	5

Total	545,00	0	$ 81.4	8	545,00	0	2,291,49	5

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

On April 12, 2005, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 2.02, Item 7.01 and Item 9.01 of that Form, stated that, on April 12, 2005, the Corporation announced that it expected to report sales growth of 15% for the first quarter of 2005, excluding currency translation and acquisitions, and sales growth of 39% including currency translation and acquisitions, and that its first quarter diluted earnings per share from continuing operations, excluding the favorable impact of an insurance settlement, would be in the $1.33-to-$1.35 range.

On April 15, 2005, the Corporation filed a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, filed pursuant to Item 8.01 and Item 9.01 of that Form, stated that the Corporation had established budgeted rates of exchange for 2005 and, accordingly, had updated segment data for prior periods to reflect the translation of segment assets, elements of segment profit, and certain other segment data at the budgeted rates of exchange for 2005.

On April 28, 2005, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 1.01, Item 2.02, Item 5.03, Item 7.01, and Item 9.01 of that Form, stated that, on April 25, 2005, the Compensation Committee of the Board of Directors approved awards of restricted stock and stock options under The Black & Decker Corporation 2004 Restricted Stock Plan and the Corporation’s stock option plans, respectively, to the Corporation’s executive officers, including the executive officers named in the Summary Compensation Table in the Corporation’s Proxy Statement filed with the SEC on March 14, 2005, and certain other key employees; on April 26, 2005, the Corporation’s stockholders approved an amendment to, and re-approved the performance based goals under the Black & Decker Performance Equity Plan, and the Board of Directors of the Corporation approved an amendment to the bylaws of the Corporation; and, on April 28, 2005, the Corporation had reported its earnings for the period ended April 3, 2005.

The Corporation did not file nor furnish any other reports on Form 8-K during the three-month period ended July 3, 2005.

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

Date: August 12, 2005