Form 10-Q
period 2005-10-02
BLACK & DECKER CORP
filed 2005-11-14
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     X  YES        NO

The number of shares of Common Stock outstanding as of October 28, 2005:  78,410,771

The exhibit index as required by item 601(a) of Regulation S-K is included in this report.

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

October 2, 2005

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months and Nine Months Ended October 2, 2005 and September 26, 2004	3
Consolidated Balance Sheet
October 2, 2005 (Unaudited) and December 31, 2004	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Nine Months Ended October 2, 2005 and September 26, 2004	5
Consolidated Statement of Cash Flows (Unaudited)
For the Nine Months Ended October 2, 2005 and September 26, 2004	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 6. Exhibits and Reports on Form 8-K	34
SIGNATURES	36

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended				Nine Months Ended
	October 2, 2005		September 26, 2004		October 2, 2005		September 26, 2004

Sales	$1,575.	6	$1,282.	5	$4,793.	7	$3,673.	0
Cost of goods sold	1,013.	5	809.	2	3,096.	6	2,309.	3
Selling, general, and administrative expenses	358.	1	315.	3	1,106.	7	926.	4

Operating Income	204.	0	158.	0	590.	4	437.	3
Interest expense (net of interest income)	12.	6	4.	1	31.	6	13.	8
Other (income) expense	(.	7)	1.	4	(52.	9)	2.	4

Earnings from Continuing Operations
Before Income Taxes	192.	1	152.	5	611.	7	421.	1
Income taxes	51.	8	41.	2	169.	5	113.	7

Net Earnings from Continuing Operations	140.	3	111.	3	442.	2	307.	4
Discontinued Operations (Net of Income Taxes):
Earnings of discontinued operations	.	3	.	2	1.	1	.	6
Gain on sale of discontinued operations (net
of impairment charge of $24.4 in 2004)	–		1.	0	–		12.	7

Net Earnings from Discontinued Operations	.	3	1.	2	1.	1	13.	3

Net Earnings	$140.	6	$112.	5	$443.	3	$320.	7

Basic Earnings Per Common Share
Continuing Operations	$1.7	7	$1.3	8	$5.5	4	$3.8	8
Discontinued Operations	.0	1.0		2.0		2.1		6

Net Earnings Per Common Share - Basic	$1.7	8	$1.4	0	$5.5	6	$4.0	4

Shares Used in Computing Basic Earnings Per
Share (in Millions)	79.	1	80.	1	79.	8	79.	3

Diluted Earnings Per Common Share
Continuing Operations	$1.7	3	$1.3	5	$5.4	0	$3.8	0
Discontinued Operations	–		.0	2.0		1.1		6

Net Earnings Per Common Share - Assuming
Dilution	$1.7	3	$1.3	7	$5.4	1	$3.9	6

Shares Used in Computing Diluted Earnings Per
Share (in Millions)	81.	1	82.	3	81.	9	80.	9

Dividends Per Common Share	$.2	8	$.2	1	$.8	4	$.6	3

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	October 2, 2005 (Unaudited)	December 31, 2004

Assets
Cash and cash equivalents	$285.5	$514.4
Trade receivables	1,230.0	1,046.6
Inventories	1,238.4	981.8
Current assets of discontinued operations	61.9	70.8
Other current assets	270.7	313.6

Total Current Assets	3,086.5	2,927.2

Property, Plant, and Equipment	696.2	754.6
Goodwill	1,138.3	1,184.0
Other Assets	693.7	665.0

	$5,614.7	$5,530.8

Liabilities and Stockholders' Equity
Short-term borrowings	$1.9	$1.1
Current maturities of long-term debt	155.9	.5
Trade accounts payable	624.5	466.9
Current liabilities of discontinued operations	29.4	29.9
Other accrued liabilities	1,196.6	1,294.2

Total Current Liabilities	2,008.3	1,792.6

Long-Term Debt	1,035.3	1,200.6
Deferred Income Taxes	175.3	171.1
Postretirement Benefits	435.4	423.4
Other Long-Term Liabilities	395.3	384.4
Stockholders' Equity
Common stock, par value $.50 per share	39.3	41.0
Capital in excess of par value	370.7	699.6
Unearned restricted stock compensation	(22.4)	(12.6)
Retained earnings	1,537.9	1,161.5
Accumulated other comprehensive income (loss)	(360.4)	(330.8)

Total Stockholders' Equity	1,565.1	1,558.7

	$5,614.7	$5,530.8

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value		Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2003	77,933,46	4	$39.0		$486.7	$–	$773.0	$(452.2)	$846.5
Comprehensive income (loss):
Net earnings		–	–		–	–	320.7	–	320.7
Net gain on derivative
instruments (net of tax)		–	–		–	–	–	17.9	17.9
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)		–	–		–	–	–	33.7	33.7
Write-off of accumulated
foreign currency translation
adjustments due to sale
of businesses		–	–		–	–	–	(28.7)	(28.7)

Comprehensive income (loss)		–	–		–	–	320.7	22.9	343.6

Cash dividends ($.63 per share)		–	–		–	–	(50.3)	–	(50.3)
Restricted stock grants	255,29	6.1			14.0	(14.1)	–	–	–
Restricted stock amortization, net
of forfeitures	(3,70	0)	–		(.2)	1.9	–	–	1.7
Purchase and retirement of
common stock	(66,10	0)	–	(3.	6)	–	–	–	(3.6)
Common stock issued under
employee benefit plans	2,511,77	0	1.2		119.5	–	–	–	120.7

Balance at September 26, 2004	80,630,73	0	$40.3		$616.4	$(12.2)	$1,043.4	$(429.3)	$1,258.6

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value		Unearned Restricted Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2004	82,095,16	1	$41.0		$699.6	$(12.6)	$1,161.5	$(330.8)	$1,558.7
Comprehensive income (loss):
Net earnings		–	–		–	–	443.3	–	443.3
Net gain on derivative
instruments (net of tax)		–	–		–	–	–	28.4	28.4
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)		–	–		–	–	–	(58.0)	(58.0)

Comprehensive income (loss)		–	–		–	–	443.3	(29.6)	413.7

Cash dividends ($.84 per share)		–	–		–	–	(66.9)	–	(66.9)
Restricted stock grants	196,93	0.1			16.1	(16.2)	–	–	–
Restricted stock amortization, net
of forfeitures	(24,06	5)	–		(1.6)	6.4	–	–	4.8
Purchase and retirement of
common stock	(5,046,70	0)	(2.5)		(421.3)	–	–	–	(423.8)
Common stock issued under
employee benefit plans	1,283,28	3.7			77.9	–	–	–	78.6

Balance at October 2, 2005	78,504,60	9	$39.3		$370.7	$(22.4)	$1,537.9	$(360.4)	$1,565.1

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Nine Months Ended
	October 2, 2005	September 26, 2004

Operating Activities
Net earnings	$443.3	$320.7
Adjustments to reconcile net earnings to cash flow from
operating activities of continuing operations:
Earnings of discontinued operations	(1.1)	(.6)
Gain on sale of discontinued operations (net of impairment charge)	—	(12.7)
Non-cash charges and credits:
Depreciation and amortization	113.1	103.0
Other	(1.1)	(.5)
Changes in selected working capital items:
Trade receivables	(208.1)	(167.9)
Inventories	(273.3)	(188.0)
Trade accounts payable	162.4	126.8
Other current liabilities	(2.9)	41.0
Restructuring spending	(11.9)	(19.5)
Other assets and liabilities	45.1	59.0

Cash flow from operating activities of continuing operations	265.5	261.3
Cash flow from operating activities of discontinued operations	6.8	3.0

Cash Flow From Operating Activities	272.3	264.3

Investing Activities
Capital expenditures	(81.1)	(74.0)
Proceeds from disposal of assets	11.9	15.8
Purchase of business, net of cash acquired	10.4	(12.6)
Proceeds from sale of discontinued operations, net of cash transferred	—	77.5
Investing activities of discontinued operations	(.3)	(.9)
Cash inflow from hedging activities	15.9	4.2
Cash outflow from hedging activities	(13.0)	(7.0)
Other investing activities	1.2	—

Cash Flow From Investing Activities	(55.0)	3.0

Financing Activities
Net increase (decrease) in short-term borrowings	.7	(1.7)
Payments on long-term debt	(.4)	(.4)
Purchase of common stock	(423.8)	(3.6)
Issuance of common stock	52.5	105.2
Cash dividends	(66.9)	(50.3)

Cash Flow From Financing Activities	(437.9)	49.2
Effect of exchange rate changes on cash	(8.3)	1.7

(Decrease) Increase In Cash And Cash Equivalents	(228.9)	318.2
Cash and cash equivalents at beginning of period	514.4	308.2

Cash And Cash Equivalents At End Of Period	$285.5	$626.4

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

     Operating results for the three- and nine-month periods ended October 2, 2005, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain amounts presented for the three and nine months ended September 26, 2004, have been reclassified to conform to the 2005 presentation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended October 2, 2005, and September 26, 2004, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders' Equity. Comprehensive income for the three months ended October 2, 2005, and September 26, 2004, was $127.3 million and $142.7 million, respectively.

Stock-Based Compensation
As more fully disclosed in Notes 1 and 16 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, the Corporation has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation expense, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided as required under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. A reconciliation of the Corporation's net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the three- and nine-month periods ended October 2, 2005, and September 26, 2004, are as follows:

	Three Months Ended				Nine Months Ended
(Dollars in Millions Except Per Share Data)	October 2, 2005		September 26, 2004		October 2, 2005		September 26, 2004

Net earnings	$140.	6	$112.	5	$443.	3	$320.	7
Adjustments to net earnings for:
Stock-based compensation expense
included in net earnings, net of tax	2.	0	3.	5	5.	2	7.	8
Pro forma stock-based compensation
(expense), net of tax	(4.	8)	(5.	8)	(15.	0)	(16.	6)

Pro forma net earnings	$137.	8	$110.	2	$433.	5	$311.	9

Pro forma net earnings per common
share - basic	$1.7	4	$1.3	7	$5.4	3	$3.9	3

Pro forma net earnings per common
share - assuming dilution	$1.7	0	$1.3	5	$5.2	8	$3.8	8

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. SFAS 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation was originally required to adopt the provisions of SFAS 123R effective as of the beginning of its third quarter in 2005. However, in April 2005, the Securities and Exchange Commission issued rules that allow the Corporation to adopt the provisions of SFAS 123R effective as of January 1, 2006. SFAS 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternatives of adoption, of SFAS 123R. The Corporation intends to adopt the provisions of SFAS 123R on January 1, 2006.

NOTE 2: ACQUISITIONS

As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, effective after the close of business on October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. The acquired Porter-Cable and Delta Tools Group is being integrated into the Corporation’s Power Tools and Accessories segment and allows the Corporation to offer its customers a broader range of products.

        This transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations have been included in the Corporation’s operations since the date of acquisition. The following pro forma combined financial information is presented as if the Porter-Cable and Delta Tools Group acquisition had occurred on January 1, 2004.

	Three Months Ended		Nine Months Ended
(Dollars in Millions Except Per Share Data)	September 26, 2004		September 26, 2004

Sales	$1,564.	6	$4,517.	2

Net Earnings from Continuing Operations	$117.	0	$329.	2

Net Earnings per Common Share from Continuing
Operations - basic	$1.4	6	$4.1	5

Net Earnings per Common Share from Continuing
Operations - assuming dilution	$1.4	2	$4.0	7

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

        As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the final purchase price of the Porter-Cable and Delta Tools Group was subject to customary adjustments based upon changes in net assets of the Porter-Cable and Delta Tools Group through the closing date. During the third quarter of 2005, the Corporation received $10.4 million representing a preliminary adjustment to the purchase price. The final purchase price has not yet been determined.

        The Corporation has not yet obtained all information, including, but not limited to, finalization of independent appraisals, required to complete the purchase price allocation related to the acquisition of the Porter-Cable and Delta Tools Group. The final allocation will be completed in the fourth quarter of 2005. The following represents the adjusted purchase price allocation of the acquired business based on preliminary appraisal data and management’s estimates at the date of acquisition, in millions of dollars:

Accounts receivable	$202.5
Inventories	172.3
Property and equipment	124.6
Goodwill	351.8
Intangible assets	189.4
Other current and long-term assets	44.2

Total assets acquired	1,084.8

Accounts payable and accrued liabilities	225.9
Other liabilities	75.1

Total liabilities	301.0

Fair value of net assets acquired	$783.8

        The adjusted allocation of the purchase price resulted in the recognition of $351.8 million of goodwill primarily related to the anticipated future earnings and cash flows of the Porter-Cable and Delta Tools Group, including the estimated effects of the integration of this business into the

Corporation’s Power Tools and Accessories segment. The transaction also generated $189.4 million of intangible assets – $122.0 million of which were indefinite-lived intangible assets related to trade names and $67.4 million of which related to finite-lived intangible assets that will be amortized over periods of 10 to 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet.

        Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during the fourth quarter of 2004, the Corporation identified opportunities to restructure the acquired businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired businesses. A summary of integration activity relating to the Porter-Cable and Delta Tools Group during the nine-month period ended October 2, 2005, is set forth below (in millions of dollars):

	Severance Benefits	Other Charges	Total

Integration reserve at December 31, 2004	$8.7	$6.2	$14.9
Adjustments to previously provided reserves	(.7)	(.3)	(1.0)
Utilization of reserves:
Cash	(4.9)	(2.0)	(6.9)

Integration reserve at October 2, 2005	$3.1	$3.9	$7.0

        The Corporation’s evaluation of identified opportunities to restructure the acquired business as well as to integrate these businesses into its existing Power Tools and Accessories segment is ongoing and will be finalized in the fourth quarter of 2005.

        On November 11, 2005 the Corporation completed the sale of the FLEX business of the acquired Porter-Cable and Delta Tools Group. The effect of the sale was not material to the Corporation.

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

     In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses. During the three and nine months ended September 26, 2004, the Corporation recognized a $1.0 million and $12.7 million net gain on the sale of these discontinued operations (the “net gain on sale of discontinued operations”). That net gain consisted of a $37.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the remaining European security hardware business, DOM. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value. The Corporation is currently marketing the DOM business for sale.

        The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation. Sales and earnings before income taxes of the discontinued operations for the three and nine months ended October 2, 2005, and September 26, 2004, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Sales of discontinued operations	$14.8	$15.7	$50.0	$47.0
Earnings before income taxes of discontinued
operations	$.5	$.5	$1.7	$1.3

        The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet at the end of each period, in millions of dollars, were as follows:

	October 2, 2005	December 31, 2004

Trade receivables	$8.3	$9.2
Inventories	10.0	11.9
Property, plant, and equipment	13.9	16.9
Goodwill	26.0	28.1
Other assets	3.7	4.7

Total assets	61.9	70.8

Trade accounts payable	3.2	3.7
Other accrued liabilities	8.2	7.4
Postretirement benefits and other long-term liabilities	18.0	18.8

Total liabilities	29.4	29.9

Net assets	$32.5	$40.9

NOTE 4: INVENTORIES

The classification of inventories at the end of each period, in millions of dollars, was as follows:

	October 2, 2005	December 31, 2004

FIFO cost
Raw materials and work-in-process	$289.3	$267.8
Finished products	928.7	692.8

	1,218.0	960.6
Adjustment to arrive at LIFO inventory value	20.4	21.2

	$1,238.4	$981.8

        Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 5: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The terms of the Corporation’s $1.0 billion commercial paper program and $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The Corporation’s average borrowings outstanding under its unsecured revolving credit facility and its commercial paper program were $183.1 million and $278.5 million for the nine-month periods ended October 2, 2005, and September 26, 2004, respectively.

        Current maturities of long-term debt at October 2, 2005, include $155.4 million relating to the Corporation’s 7.0% notes due February 2006.

        During the nine months ended October 2, 2005, the Corporation terminated fixed-to-variable interest rate swaps agreements in the notional amount of $75.0 million. As more fully described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the gain recognized on the swap termination will be amortized as an adjustment to the yield on the related debt over the remaining period covered by the terminated swap. Deferred gains associated with the early termination of interest rate swaps, which were included in the carrying amount of long-term debt, were $30.8 million and $27.8 million at October 2, 2005, and December 31, 2004, respectively. At October 2, 2005, the Corporation’s portfolio of interest rate swap instruments consisted of $713.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.63%. The basis of the variable rate paid is LIBOR.

        Indebtedness of subsidiaries of the Corporation in the aggregate principal amount of $303.0 million and $302.6 million were included in the Consolidated Balance Sheet at October 2, 2005, and December 31, 2004, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: BUSINESS SEGMENTS

The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended October 2, 2005	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,154.7	$251.4	$159.5	$1,565.6	$10.0	$–	$1,575.6
Segment profit (loss) (for Consoli-
dated, operating income)	154.6	42.3	20.8	217.7	1.8	(15.5)	204.0
Depreciation and amortization	25.9	5.6	4.7	36.2	.2	.3	36.7
Capital expenditures	18.5	3.6	3.7	25.8	.1	.4	26.3

Three Months Ended September 26, 2004

Sales to unaffiliated customers	$884.8	$249.2	$149.9	$1,283.9	$(1.4)	$–	$1,282.5
Segment profit (loss) (for Consoli-
dated, operating income)	124.7	38.2	18.7	181.6	(.1)	(23.5)	158.0
Depreciation and amortization	21.2	6.1	4.3	31.6	–	2.2	33.8
Capital expenditures	15.4	8.9	3.9	28.2	–	.1	28.3

Nine Months Ended October 2, 2005

Sales to unaffiliated customers	$3,461.0	$767.4	$492.8	$4,721.2	$72.5	$–	$4,793.7
Segment profit (loss) (for Consoli-
dated, operating income)	462.9	110.7	67.3	640.9	10.6	(61.1)	590.4
Depreciation and amortization	77.2	17.9	14.0	109.1	1.7	2.3	113.1
Capital expenditures	57.5	12.2	9.4	79.1	1.3	.7	81.1

Nine Months Ended September 26, 2004

Sales to unaffiliated customers	$2,510.3	$707.3	$456.1	$3,673.7	$(.7)	$–	$3,673.0
Segment profit (loss) (for Consoli-
dated, operating income)	329.2	111.9	61.9	503.0	.2	(65.9)	437.3
Depreciation and amortization	61.4	21.3	13.1	95.8	–	7.2	103.0
Capital expenditures	47.5	17.2	8.6	73.3	–	.7	74.0

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

        The reconciliation of segment profit to the Corporation’s earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Segment profit for total reportable business segments	$217.7	$181.6	$640.9	$503.0
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	1.8	(.1)	10.6	.2
Depreciation of Corporate property	(.3)	(.3)	(.7)	(1.0)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(3.4)	.1	(11.1)	.4
Other adjustments booked in consolidation directly
related to reportable business segments	6.1	(3.1)	4.5	(8.6)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(17.9)	(20.2)	(53.8)	(56.7)

Operating income	204.0	158.0	590.4	437.3
Interest expense, net of interest income	12.6	4.1	31.6	13.8
Other (income) expense	(.7)	1.4	(52.9)	2.4

Earnings from continuing operations before income taxes	$192.1	$152.5	$611.7	$421.1

NOTE 7: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended				Nine Months Ended
(Amounts in Millions Except Per Share Data)	October 2, 2005		September 26, 2004		October 2, 2005		September 26, 2004

Numerator:
Net earnings from continuing operations	$140.	3	$111.	3	$442.	2	$307.	4
Net earnings from discontinued operations	.	3	1.	2	1.	1	13.	3

Net earnings	$140.	6	$112.	5	$443.	3	$320.	7

Denominator:
Denominator for basic earnings per share -
weighted-average shares	79.	1	80.	1	79.	8	79.	3
Employee stock options and stock issuable
under employee benefit plans	2.	0	2.	2	2.	1	1.	6

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions	81.	1	82.	3	81.	9	80.	9

Basic earnings per share
Continuing operations	$1.7	7	$1.3	8	$5.5	4	$3.8	8
Discontinued operations	.0	1.0		2.0		2.1		6

Basic earnings per share	$1.7	8	$1.4	0	$5.5	6	$4.0	4

Diluted earnings per share
Continuing operations	$1.7	3	$1.3	5	$5.4	0	$3.8	0
Discontinued operations	–		.0	2.0		1.1		6

Diluted earnings per share	$1.7	3	$1.3	7	$5.4	1	$3.9	6

NOTE 8: RESTRUCTURING ACTIVITY

The Corporation’s restructuring activities are more fully disclosed in Note 19 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. A summary of restructuring activity during the nine-month period ended October 2, 2005, is set forth below (in millions of dollars):

	Severance Benefits	Other Charges	Total

Restructuring reserve at December 31, 2004	$19.0	$1.2	$20.2
Utilization of reserves:
Cash	(11.9)	—	(11.9)
Foreign Currency Translation	(.1)	—	(.1)

Restructuring reserve at October 2, 2005	$7.0	$1.2	$8.2

        Of the $8.2 million restructuring accrual as of October 2, 2005, $1.9 million – principally associated with actions by the Corporation’s Power Tools and Accessories segment – relates to the restructuring plan that was formulated by the Corporation in the fourth quarter of 2001. The Corporation anticipates that these restructuring actions will be completed during 2005. In addition, $4.5 million relates to restructuring actions associated with the closure of a manufacturing facility in the Corporation’s Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses. The Corporation anticipates that these restructuring actions will be completed during 2005. The remaining $1.8 million relates to the closure of a manufacturing facility and actions to reduce selling, general, and administrative expenses in the Corporation’s Power Tools and Accessories segment that are expected to be completed in 2006.

NOTE 9: POSTRETIREMENT BENEFITS

The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The following tables present the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and nine months ended October 2, 2005, and September 26, 2004 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Three Months Ended		Three Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Service cost	$6.1	$4.7	$3.3	$3.4
Interest cost	14.5	13.7	9.1	8.9
Expected return on plan assets	(20.2)	(20.6)	(8.5)	(8.8)
Amortization of prior service cost	.3	.3	.4	.3
Amortization of net actuarial loss	5.3	4.1	3.0	2.6

Net periodic cost	$6.0	$2.2	$7.3	$6.4

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Nine Months Ended		Nine Months Ended
	Ocotber 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Service cost	$18.3	$14.1	$10.4	$10.4
Interest cost	43.4	41.1	28.5	26.5
Expected return on plan assets	(60.5)	(61.8)	(26.5)	(26.1)
Amortization of prior service cost	.9	.9	1.1	1.0
Amortization of net actuarial loss	16.0	12.1	9.2	7.6

Net periodic cost	$18.1	$6.4	$22.7	$19.4

        The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

        The following table presents the components of the Corporation’s net periodic cost related to its defined benefit postretirement plans for the three and nine months ended October 2, 2005, and September 26, 2004 (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Service cost	$.2	$.2	$.6	$.6
Interest cost	2.1	2.1	6.3	6.7
Amortization of prior service cost	(.5)	(.5)	(1.3)	(1.5)
Amortization of net actuarial loss	.3	.2	.7	1.0

Net periodic cost	$2.1	$2.0	$6.3	$6.8

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)

Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Interest expense	$21.7	$13.7	$58.9	$40.2
Interest (income)	(9.1)	(9.6)	(27.3)	(26.4)

	$12.6	$4.1	$31.6	$13.8

NOTE 11: OTHER (INCOME) EXPENSE

Other (income) expense was $(.7) million and $(52.9) million for the three and nine months ended October 2, 2005, respectively, and $1.4 million and $2.4 million for the three and nine months ended September 26, 2004, respectively. During the nine months ended October 2, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

NOTE 12: INCOME TAXES

The Corporation’s income tax expense and resultant effective tax rate, for both the three- and nine-month periods ended October 2, 2005, and September 26, 2004, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate was 27% for the third quarter of 2005 and 2004. The Corporation’s effective tax rate of 28% for the first nine months of 2005 was higher than the 27% rate recognized in the corresponding period in 2004 due to the tax effects –$19.2 million – of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer recognized in the first quarter of 2005.

        As more fully disclosed in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, the American Jobs Creation Act of 2004 (the Jobs Act) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to the United States, provided certain conditions are met. The amount of unremitted foreign earnings that the Corporation is evaluating for repatriation could be up to $1.1 billion. The Corporation expects to complete its evaluation of the amount of repatriation during 2005. If the Corporation was to repatriate certain unremitted foreign earnings under the special one-time repatriation provisions of the Jobs Act at the previously noted amount, the income tax effects of such repatriation could be up to $56 million.

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

        During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit. That appeal is still pending. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $160.0 million. If upheld, the Court’s decision would result in the Corporation receiving a refund of taxes previously paid of approximately $50.0 million, plus interest.

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of October 2, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments – Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems – with these business segments comprising approximately 73%, 16% and 11%, respectively, of the Corporation’s sales for the nine-month period ended October 2, 2005.

        The Corporation markets its products and services in over 100 countries. During the nine months ended October 2, 2005, approximately 66%, 21% and 13% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

        The Corporation reported net earnings from continuing operations of $140.3 million, or $1.73 per share on a diluted basis, for the three-month period ended October 2, 2005, compared to net earnings from continuing operations of $111.3 million, or $1.35 per share on a diluted basis, for the three-month period ended September 26, 2004. The Corporation reported net earnings of $140.6 million, or $1.73 per share on a diluted basis, for the three-month period ended October 2, 2005, compared to net earnings of $112.5 million, or $1.37 per share on a diluted basis, for the three-month period ended September 26, 2004.

        The Corporation reported net earnings from continuing operations of $442.2 million, or $5.40 per share on a diluted basis, for the nine-month period ended October 2, 2005, compared to net earnings from continuing operations of $307.4 million, or $3.80 per share on a diluted basis, for the nine-month period ended September 26, 2004. The Corporation reported net earnings of $443.3 million, or $5.41 per share on a diluted basis, for the nine-month period ended October 2, 2005, compared to net earnings of $320.7 million, or $3.96 per share on a diluted basis, for the nine-month period ended September 26, 2004. As more fully described in Note 11 of Notes to Consolidated Financial Statements, net earnings from continuing operations and net earnings for the nine months ended October 2, 2005, include a $55.0 million ($35.8 million after-tax) favorable settlement of environmental and product liability coverage litigation with an insurer. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings for the nine months ended September 26, 2004, included a net gain on sale of discontinued operations of $12.7 million.

        Total consolidated sales of $1,575.6 million for the three months ended October 2, 2005, increased by 23% over the corresponding period in 2004. Of that 23% increase, 6% was attributable to an increase in sales of existing businesses and 17% was attributable to sales of acquired businesses. During the nine months ended October 2, 2005, total consolidated sales increased by 31% over the corresponding period in the prior year to $4,793.7 million. Of that 31% increase, 11% was attributable to an increase in sales of existing businesses and 20% was attributable to sales of acquired businesses. In this Management’s Discussion and Analysis, the

Corporation has attempted to differentiate between sales of its “legacy” or “existing” businesses and sales of the acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of “legacy” or “existing” businesses. For example, in 2005, the sales of the Porter-Cable and Delta Tools Group (also referred to herein as the Tools Group) are included in sales of acquired businesses.

        Operating income for the three months ended October 2, 2005, increased to $204.0 million, or 12.9% of sales, from $158.0 million, or 12.3% of sales, in the corresponding period of 2004. Operating income for the nine months ended October 2, 2005, increased to $590.4 million, or 12.3% of sales, from $437.3 million, or 11.9% of sales, in the corresponding period of 2004. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, the Corporation has been required to use judgment in its determination of the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of its legacy businesses. The Corporation estimates that operating income as a percentage of sales increased approximately 170 basis points and 110 basis points in the Corporation’s legacy businesses during the third quarter and first nine months of 2005, respectively, as compared to the prior year levels, but those increases were offset by the lower-margin Tools Group. The increase in operating income as a percentage of sales during the three- and nine-month periods ended October 2, 2005, is due to the Corporation’s ongoing cost initiatives, favorable product and geographic mix, and the leverage of fixed costs over higher sales, which offset higher commodity costs and the negative impact of pricing.

        Earnings from continuing operations before income taxes increased by $39.6 million and $190.6 million over the 2004 levels to $192.1 million and $611.7 million for the three and nine months ended October 2, 2005, respectively. In addition to the improvements in operating income described above, earnings from continuing operations before income taxes for the nine months ended October 2, 2005, benefited from a favorable $55.0 million settlement of environmental and product liability coverage litigation with an insurer that is included in other (income) expense in the Consolidated Statement of Earnings.

        In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES

The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended October 2, 2005, and September 26, 2004:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Total sales	$ 1,575.6	$ 1,282.5	$ 4,793.7	$ 3,673.0

Unit volume - existing (a)	6%	7%	10%	10%
Unit volume - acquired (b)	17%	6%	20%	6%
Price	(1)%	(1)%	(1)%	(2)%
Currency	1%	3%	2%	3%

Change in total sales	23%	15%	31%	17%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists.
(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.

         Total consolidated sales for the three and nine months ended October 2, 2005, increased by 23% and 31%, respectively, over sales in the corresponding 2004 periods. Excluding the incremental effects of the Tools Group, total unit volume increased by 6% for the third quarter of 2005 over the corresponding period in 2004. Excluding the incremental effects of the MasterFix business (an industrial fastening company acquired in March 2004) and the Tools Group, total unit volume increased by 10% for the first nine months of 2005 over the corresponding period in 2004. The improvement in the three months ended October 2, 2005, was primarily attributable to the Corporation’s legacy consumer power tools and plumbing products businesses in the United States. The improvement in the nine months ended October 2, 2005, was primarily attributable to the Corporation’s legacy professional power tools and plumbing products businesses in the United States. Unit volume of acquired businesses contributed 17% and 20% to the sales growth for the third quarter and first nine months of 2005, respectively, as compared to the corresponding 2004 periods. Pricing actions had a 1% negative effect on sales for both the three- and nine-month periods ended October 2, 2005, as compared to the corresponding periods in 2004. The effects of a weaker U.S. dollar compared to other currencies, particularly the Canadian dollar and the Brazilian real, caused a 1% increase in the Corporation’s consolidated sales during the three-month period ended October 2, 2005, as compared to the corresponding period in 2004. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro, Canadian dollar and, to a lesser degree, the Brazilian real and pound sterling, caused a 2% increase in the Corporation’s consolidated sales in the nine-month period, as compared to the corresponding period in 2004.

EARNINGS

The Corporation reported consolidated operating income of $204.0 million, or 12.9% of sales, during the three months ended October 2, 2005, as compared to operating income of $158.0 million, or 12.3% of sales, for the corresponding period in 2004. Operating income for the nine months ended October 2, 2005, was $590.4 million, or 12.3% of sales, compared to operating income of $437.3 million, or 11.9% of sales, for the corresponding period in 2004.

        Consolidated gross margin as a percentage of sales was 35.7% and 36.9% for the three-month periods ended October 2, 2005, and September 26, 2004, respectively, and was 35.4% and 37.1% for the nine-month periods ended October 2, 2005, and September 26, 2004, respectively. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, the Corporation has been required to use judgment in its determination of the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of its legacy businesses. The Corporation estimates that the Tools Group acquisition had an approximate 230 and 210 basis point negative impact on consolidated gross margin as a percentage of sales for the three and nine months ended October 2, 2005, respectively. In addition to favorable product mix, the results of restructuring, other productivity initiatives, and foreign currency effects favorably impacted gross margin as a percentage of sales in the Corporation’s legacy businesses. These positive factors were partially offset by increased raw material costs and the negative effects of pricing actions.

        Consolidated selling, general, and administrative expenses as a percentage of sales were 22.7% and 23.1% for the three- and nine-month periods ended October 2, 2005, respectively, compared to 24.6% and 25.2% for corresponding periods in 2004, respectively. Selling, general, and administrative expenses increased by $42.8 million and $180.3 million for the three and nine months ended October 2, 2005, respectively, over the corresponding periods in 2004. The effects of acquired businesses and foreign currency translation accounted for approximately three-quarters of this increase during both the three and nine months ended October 2, 2005, with the remainder principally resulting from additional sales-related expenses associated with the higher level of sales experienced in the third quarter and first nine months of 2005 as compared to the corresponding periods in 2004. The reduction in selling, general, and administrative expenses as a percentage of sales in the third quarter and first nine months of 2005 as compared to the corresponding periods in 2004 is principally due to the impact of the Tools Group acquisition – due to the lower expenses of this business – and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses.

        Consolidated net interest expense (interest expense less interest income) for the three months ended October 2, 2005, was $12.6 million compared to $4.1 million for the three months ended September 26, 2004. Net interest expense was $31.6 million for the nine months ended October 2, 2005, compared to $13.8 million for the corresponding period in 2004. The increase in net interest expense between periods was primarily the result of both higher borrowing levels – associated with the October 2004 issuance of $300.0 million of 4¾% Senior Notes – and higher interest rates in the three and nine months ended October 2, 2005, as compared to the corresponding periods in 2004.

        Other (income) expense was $(.7) million and $(52.9) million for the three and nine months ended October 2, 2005, respectively, compared to $1.4 million and $2.4 million for the corresponding periods in 2004. During the nine months ended October 2, 2005, the Corporation received a payment of $55.0 million relating the settlement of environmental and product liability coverage litigation with an insurer.

        Consolidated income tax expense of $51.8 million and $169.5 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $192.1 million and $611.7 million for the three- and nine-month periods ended October 2, 2005, respectively. Consolidated income tax expense of $41.2 million and $113.7 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $152.5 million and $421.1 million for the three- and nine-month periods ended September 26, 2004, respectively.

The Corporation’s income tax expense and resultant effective tax rate, for both the three- and nine-month periods ended October 2, 2005, and September 26, 2004, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate was 27% for the third quarter of 2005 and 2004. The Corporation’s effective tax rate of 28% for the first nine months of 2005 was higher than the 27% rate recognized in the corresponding period in 2004 due to the tax effects – $19.2 million – of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer recognized in the first quarter of 2005.

        The Corporation reported net earnings from continuing operations of $140.3 million, or $1.73 per share on a diluted basis, for the three-month period ended October 2, 2005, compared to net earnings from continuing operations of $111.3 million, or $1.35 per share on a diluted basis, for the three-month period ended September 26, 2004. The Corporation reported net earnings from continuing operations of $442.2 million, or $5.40 per share on a diluted basis, for the nine-month period ended October 2, 2005, compared to $307.4 million, or $3.80 per share on a diluted basis, for the corresponding period in 2004.

        The Corporation reported net earnings from discontinued operations of $.3 million and $1.1 million during the three- and nine-month periods ended October 2, 2005, as compared to $1.2 million and $13.3 million during the corresponding periods of 2004. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the three- and nine-month periods ended September 26, 2004, included a $1.0 million and $12.7 million net gain on sale of discontinued operations, respectively.

        The Corporation reported net earnings of $140.6 million, or $1.73 per share on a diluted basis, for the three-month period ended October 2, 2005, as compared to net earnings of $112.5 million, or $1.37 per share on a diluted basis, for the three-month period ended September 26, 2004. The Corporation reported net earnings of $443.3 million, or $5.41 per share on a diluted basis, for the nine-month period ended October 2, 2005, compared to $320.7 million, or $3.96 per share on a diluted basis, for the corresponding period in 2004.

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

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Sales to unaffiliated customers	$1,154.7	$884.8	$3,461.0	$2,510.3
Segment profit	154.6	124.7	462.9	329.2

         Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2005 increased 31% over the 2004 level. Sales of the Tools Group, acquired early in the fourth quarter of 2004, accounted for 25 percentage points of the 31% increase in sales during the third quarter of 2005, while sales in the legacy Power Tools and Accessories businesses accounted for the remaining 6 percentage points of growth.

        Sales in North America increased 44% during the third quarter of 2005 over the prior year level. Of this increase, 36 percentage points were due to the incremental sales of the acquired Tools Group and the remaining 8 percentage points were due to the legacy power tools and accessories business. Sales of the Corporation’s legacy professional power tools and accessories business in North America increased at a mid-single-digit rate primarily as a result of new products. Sales of the Corporation’s legacy consumer power tools and accessories business increased at a double-digit rate as orders for new products were earlier and stronger than anticipated.

        Sales in Europe increased at a mid-single-digit rate during the third quarter of 2005 over the level experienced in the corresponding period in 2004. Sales of the Corporation’s existing European power tools and accessories business during the third quarter of 2005 approximated sales in the corresponding 2004 period as weaker economic conditions in the United Kingdom offset growth in other regions. Sales of both the Corporation’s legacy professional and consumer power tools and accessories businesses in Europe during the third quarter of 2005 approximated sales in the prior year’s quarter.

        Sales in other geographic areas increased at a double-digit rate during the third quarter of 2005, as compared to the prior year level. That increase resulted from a double-digit rate increase in Latin America and Asia which was partially offset by a double-digit rate decline in Australia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment was 13.4% for the three months ended October 2, 2005, as compared to 14.1% for the corresponding 2004 period. That decrease in segment profit as a percentage of sales resulted from a lower gross margin as a percentage of sales which was partially offset by a reduction in selling, general, and administrative expenses as a percentage of sales. Gross margin as a percentage of sales declined during the third quarter of 2005 as compared to the third quarter of 2004 as the impact of the lower-margin Tools Group offset improvements in gross margin as a percentage of sales in the Corporation’s legacy businesses attributable to favorable product mix and foreign currency effects as well as restructuring savings, which offset the negative effects of pricing actions and raw material inflation. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, the Corporation has been required to use judgment in its determination of the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of its legacy businesses. The Corporation estimates that the Tools Group acquisition had an approximate 150 basis point negative impact on segment profit as a percentage of sales for the third quarter of 2005. The reduction in selling, general, and administrative expenses as a percentage of sales was attributable to both the impact of the Tools Group acquisition – due to the lower expenses of this business – and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses.

        Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended October 2, 2005, increased 38% over the 2004 level. Sales of the Tools Group accounted for 29 percentage points of the 38% increase in sales during the first nine months of 2005, while sales in the legacy Power Tools and Accessories businesses accounted for the remaining 9 percentage points of growth.

        Sales in North America increased 54% during the first nine months of 2005 over the prior year level. Of this increase, 42 percentage points were due to the incremental sales of the acquired Tools Group with the remainder due to the legacy power tools and accessories business. Sales of the Corporation’s legacy professional power tools and accessories business in North America increased at a double-digit rate as sales grew in all channels. Sales of the Corporation’s legacy consumer power tools and accessories business grew at a high single-digit rate primarily as a result of increased sales of consumer power tool and accessories.

        Sales in Europe increased at a high single-digit rate during the nine months ended October 2, 2005, over the level experienced in the corresponding period in 2004. Sales of the Corporation’s legacy European power tools and accessories business increased at a low single-digit rate for the nine months ended October 2, 2005. Sales of the Corporation’s legacy professional power tools and accessories business in Europe increased at a mid-single-digit rate. Sales of the Corporation’s legacy consumer power tools and accessories business in Europe increased slightly.

        Sales in other geographic areas increased at a double-digit rate during the first nine months of 2005, as compared to the prior year level. That increase resulted from a double-digit rate increase in Latin America and Asia which was partially offset by a double-digit rate decline in Australia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment was 13.4% for the nine months ended October 2, 2005, as compared to 13.1% for the corresponding 2004 period. That increase resulted from a reduction in selling, general, and administrative expenses, partially offset by lower gross margin as a percentage of sales. The reduction in selling, general, and administrative expenses as a percentage of sales was attributable to both the impact of the Tools Group acquisition and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses. Gross margin as a percentage of sales declined during the nine months ended October 2, 2005, as compared to the corresponding 2004 period as the impact of the lower-margin Tools Group offset improved gross margin as a percentage of sales in the Corporation’s legacy businesses attributable to favorable product mix, productivity gains, foreign currency effects, and restructuring savings, which offset raw material inflation and the negative effects of pricing actions. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, the Corporation has been required to use judgment in its determination of the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of its legacy businesses. The Corporation estimates that the Tools Group acquisition had an approximate 130 basis point negative impact on segment profit as a percentage of sales for the nine months ended October 2, 2005.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Sales to unaffiliated customers	$251.4	$249.2	$767.4	$707.3
Segment profit	42.3	38.2	110.7	111.9

         Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 1% and 8% during the three and nine months ended October 2, 2005, respectively, over the corresponding period in 2004. Sales of plumbing products increased at a double-digit rate in both the third quarter of 2005 and the first nine months of 2005 over the corresponding periods in

2004 due to increased listings at a significant customer and strong sales at other retailers and in the wholesale market. Sales of security hardware products decreased at a low single-digit rate in the third quarter of 2005 and increased at a low single-digit rate in the first nine months of 2005 over the corresponding periods in 2004. The decrease in the third quarter was largely due to cautious inventory management at key retailers. The increase in the nine-month period was primarily the result of strong sales in the Kwikset business related to new construction.

        Segment profit as a percentage of sales for the Hardware and Home Improvement segment increased from 15.3% in the third quarter of 2004 to 16.8% in the third quarter of 2005. The increase in segment profit as a percentage of sales during the three months ended October 2, 2005, was primarily attributable to lower selling, general, and administrative expenses as a percentage of sales, due principally to lower salesman’ compensation – due to the assumption of certain sales functions by major retailers – and lower promotion, partially offset by higher transportation expenses. The increase in segment profit as a percentage of sales during the three months ended October 2, 2005, was also attributable to a slight improvement in gross margin. That gross margin improvement was primarily due to the results of restructuring actions, partially offset by transition costs associated with the integration of lockset operations, including closure of a manufacturing site, and the negative effects of raw material costs.

        Segment profit as a percentage of sales declined from 15.8% in the first nine months of 2004 to 14.4% in the first nine months of 2005. The decline in segment profit as a percentage of sales during the nine months ended October 2, 2005, was attributable to a decline in gross margin in the Kwikset and Price Pfister businesses. That gross margin decline was primarily due to the negative effects of pricing actions; raw material costs; and transition costs associated with the integration of lockset operations, including closure of a manufacturing site. Gross margin for the nine months ended October 2, 2005, was also negatively impacted by a $4.2 million write-down of property and equipment. Selling, general, and administrative expenses as a percentage of sales decreased slightly in the nine-month period ended October 2, 2005, as compared to the corresponding period in 2004, due to the leverage of expenses over a higher sales base, particularly in the Kwikset business.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Sales to unaffiliated customers	$159.5	$149.9	$492.8	$456.1
Segment profit	20.8	18.7	67.3	61.9

         Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 6% in the third quarter of 2005 and 8% in the first nine months of 2005 over the corresponding 2004 periods. Sales in the automotive channel in North America increased at a low single-digit rate during the third quarter of 2005 and at a mid-single-digit rate during the first nine months of 2005 over the corresponding periods in 2004. Sales in the industrial channel in North America decreased at a high single-digit rate and a low single-digit rate during the third quarter and first nine months of 2005, respectively, as compared to the corresponding 2004 periods. Sales in Europe increased at a double-digit rate during both the third quarter and first nine months of 2005, as compared to the corresponding 2004 periods. Sales in the European industrial business decreased at a low single-digit rate during the third quarter of 2005 and increased at a double-digit rate of growth – due, in part, to incremental sales of the acquired Masterfix business – during the first nine months of 2005, as compared to the corresponding periods in 2004. Sales in the European automotive business increased at a double-digit rate during both the third quarter and first nine months of 2005 over the 2004 levels. Sales in Asia during the third quarter and first nine months of 2005 increased at a double-digit rate, as compared to the corresponding periods in 2004.

        Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 12.5% in the third quarter of 2004 to 13.0% in the third quarter of 2005 and from 13.6% in the first nine months of 2004 to 13.7% in the corresponding period in 2005. The increase in the third quarter and first nine months of 2005 was attributable to the positive effects of pricing actions and the leverage of expenses over a higher sales base, partially offset by higher commodity costs.

Other Segment-Related Matters

As indicated in the first table of Note 6 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments and Eliminations was $(15.5) million for the three months ended October 2, 2005, compared to $(23.5) million for the corresponding period in 2004, and was $(61.1) million for the nine months ended October 2, 2005, compared to ($65.9) million for the corresponding period in 2004. Corporate expenses during the three and nine months ended October 2, 2005, increased over the prior year levels principally due to higher pension expenses, higher legal and environmental expenses (partially offset by lower reserves for certain legal matters directly related to the Corporation’s reportable business segments), and higher employee-related expenses. Those higher expenses were offset by increased Corporate expense allocations – charged directly to the Corporation’s reportable business segments – largely due to the allocation in 2005 of Corporate expenses to the Porter-Cable and Delta Tools business, and by increases in eliminations of intercompany profit and expense items.

        As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2005 will increase by approximately $20.0 million over the 2004 levels. The adjustment to businesses’ postretirement benefit expenses booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $(3.4) million and $.1 million for the three-month periods ended October 2, 2005, and September 26, 2004, respectively. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $(11.1) million and $.4 million for the nine-month periods ended October 2, 2005, and September 26, 2004, respectively. These increases reflect the impact of the higher level of pension and other postretirement benefit expenses in 2005 – exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments – not allocated to the reportable business segments.

    (Income) expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $(6.1) million and $(4.5) million for the three- and nine-month periods ended October 2, 2005, respectively, and

$3.1 million and $8.6 million for the three- and nine-month periods ended September 26, 2004, respectively. The decrease in expenses between both the three-month periods and the nine-month periods was primarily due to lower reserves for certain legal matters previously described. A higher level of restructuring-related expenses recognized in the 2004 periods relating to the Power Tools and Accessories segment also contributed to the decrease.

RESTRUCTURING AND INTEGRATION ACTIVITY

The Corporation’s restructuring activities are more fully discussed in Note 8 of Notes to Consolidated Financial Statements and in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, in both Item 7 under the caption “Restructuring Actions” and Item 8 in Note 19 of Notes to Consolidated Financial Statements.

        The Corporation realized incremental benefits of approximately $9 million and $23 million during the three and nine months ended October 2, 2005, respectively, net of restructuring-related expenses. Substantially all restructuring savings benefited gross margin during the three months ended October 2, 2005. Of those restructuring savings, approximately $21 million benefited gross margin during the nine months ended October 2, 2005, with the remainder realized through a reduction of selling, general, and administrative expenses.

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

        The Corporation expects that pre-tax savings associated with the restructuring actions associated with the integration of Baldwin and Weiser into its Kwikset security hardware business will benefit the 2005 and 2006 results by approximately $15 million and $25 million, respectively, net of restructuring-related expenses, as compared to the adverse pre-tax impact of approximately $15 million in 2004.

        The Corporation expects that incremental pre-tax savings associated with the integration of the Tools Group will benefit results by approximately $20 million in 2006, net of integration-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2006, approximately 85% will benefit gross margin and 15% will be realized through a reduction of selling, general, and administrative expenses.

        Ultimate savings realized from restructuring and integration actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY

The following table provides information as of October 2, 2005, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	3 Mos. Ending Dec. 31, 2005	2006	2007	2008	2009	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (other currencies)	$1.9	$—	$—	$—	$—	$—	$1.9	$1.9
Average interest rate	24.00%						24.00%
Long-term debt
Fixed rate (U.S. dollars)	$.1	$155.1	$150.2	$.2	$.1	$850.0	$1,155.7	$1,216.9
Average interest rate	7.00%	7.00%	6.55%	7.00%	7.00%	6.27%	6.40%
Other current liabilities
Fixed rate (U.S. dollars)	$188.0	$—	$—	$—	$—	$—	$188.0	$187.2
Average interest rate	5.69%						5.69%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$188.0	$125.0	$75.0	$—	$—	$325.0	$713.0	$(12.8)
Average pay rate (a)
Average receive rate	6.49%	6.03%	5.22%			5.08%	5.63%

(a)	The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount which matures in 2007 and thereafter and is based upon 3-month forward LIBOR.

FINANCIAL CONDITION

Operating activities provided cash of $272.3 million for the nine months ended October 2, 2005, as compared to $264.3 million of cash provided in the corresponding period in 2004. The increase in cash provided by operating activities during the nine months ended October 2, 2005, as compared to the prior year level, was primarily a result of increased earnings, including the effect of the $55.0 million pre-tax settlement with an insurer, which was partially offset by increased cash usage associated with working capital and income taxes. Increases in accounts receivable and inventories in the first nine months of 2005 and 2004 – associated with higher demand – were partially offset by increases in accounts payable – associated with higher production levels as well as the timing of payments – in both periods.

        As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at October 2, 2005, increased slightly as compared to the number of days sales outstanding at September 26, 2004. Average inventory turns at October 2, 2005, approximated the prior year level.

        As discussed further in Note 12 of Notes to Consolidated Financial Statements, the Corporation is considering repatriating up to $1.1 billion of previously unremitted foreign earnings under the American Jobs Creation Act of 2004. The Corporation expects to complete its evaluation of the amount of repatriation during the fourth quarter of 2005. The amount of income taxes payable as a result of the repatriation could be up to $56 million and would be payable in the first quarter of 2006. That repatriation could result in an increase in the Corporation’s short-term borrowing levels and a corresponding increase in cash and cash equivalents in an amount up to $800 million.

        Investing activities for the nine months ended October 2, 2005, used cash of $55.0 million as compared to $3.0 million of cash provided during the corresponding period in 2004. This decrease in cash provided was primarily the result of acquisition and divestiture activity including $77.5 million of net proceeds from the sale of two of the discontinued European security hardware businesses during 2004, which were partially offset by $12.6 million of cash used for acquisitions – including the purchase of Masterfix – in 2004, and $10.4 million of cash received during 2005 associated with the preliminary adjustment to the purchase price of the Porter-Cable and Delta Tools Group. Capital expenditures increased $7.1 million during the first nine months of 2005 as compared to 2004. The Corporation anticipates that its capital spending in 2005 will approximate $130 million – an increase from the $117.8 million of capital expenditures incurred in 2004 – primarily as a result of the Tools Group acquisition.

        Financing activities used cash of $437.9 million during the nine-month period endedOctober 2, 2005, as compared to cash provided of $49.2 million during the corresponding period in 2004. The increased use of cash for financing activities primarily resulted from the purchase by the Corporation of 5,046,700 shares of its common stock at an aggregate cost of $423.8 million during the nine months ended October 2, 2005. During the corresponding period in 2004, the Corporation repurchased 66,100 shares of its common stock at an aggregate cost of $3.6 million. On October 14, 2005, the Board of Directors authorized the Corporation to repurchase an additional 5,000,000 shares of its common stock. During the period from October 3, 2005, through November 11, 2005, the Corporation repurchased 845,700 shares of its common stock at an aggregate cost of $69.2 million. As of November 11, 2005, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 4,453,095 shares of its common stock. Cash provided on the issuance of common stock decreased $52.7 million for the nine months ended October 2, 2005, as compared to corresponding 2004 period due to the lower level of stock option exercises. Cash used in financing activities in the 2005 period was also affected by the Corporation’s quarterly dividend payments, which increased – on a per share basis – from $.63 in the first nine months of 2004 to $.84 in the first nine months of 2005.

        The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 46% and 52% at October 2, 2005, and December 31, 2004, respectively. Average debt maturity was 7.5 years at October 2, 2005, compared to 8.3 years at December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of October 2, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

    (b)        During the quarter ended October 2, 2005, the Corporation implemented an enterprise resource planning system, which is utilized by the majority of the Power Tools and Accessories segment, at its purchasing operations located in Asia. In conjunction with this implementation, the Corporation’s management evaluated the effectiveness of the design of internal controls over financial reporting for this system. There have been no other changes in the Corporation’s internal controls over financial reporting during the quarterly period ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of October 2, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plans

July 4, 2005 through
July 31, 2005		–		$–		–	2,291,49	5
August 1, 2005 through
August 28, 2005	1,307,30	0	$ 88.0	1	1,307,30	0	984,19	5
August 29, 2005 through
October 2, 2005	685,40	0	$ 83.2	4	685,40	0	298,79	5

Total	1,992,70	0	$ 86.3	7	1,992,70	0	298,79	5

(a) (b)

The periods represent the Corporation’s monthly fiscal calendar.
All purchases by the Corporation of its common stock were made under the following publicly announced repurchase plan: on February 10, 2005, the Corporation announced it had authorization from its Board of Directors to repurchase 2,500,000 shares. On October 14, 2005, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 5,000,000 shares. There is no expiration date or current intent to terminate the repurchase plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
10.1	The Black & Decker Supplemental Executive Retirement Plan, as amended and restated, included in the
Corporation’s Current Report on Form 8-K filed with the Commission on October 19, 2005, is incorporated herein by reference.
10.2	The Black & Decker Supplemental Pension Plan, as amended and restated, included in the Corporation’s
Current Report on Form 8-K filed with the Commission on October 19, 2005, is incorporated herein by reference.
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On July 26, 2005, the Corporation furnished a Current Report on Form 8-K with the Commission. That Current Report on Form 8-K, furnished pursuant to Item 2.02, Item 7.01 and Item 9.01 of that Form, stated that, on July 26, 2005, the Corporation had reported its earnings for the three and six months ended July 3, 2005. The Corporation did not file or furnish any other reports on Form 8-K during the three-month period ended October 2, 2005.

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

Date: November 11, 2005