Form 10-K
period 2005-12-31
BLACK & DECKER CORP
filed 2006-02-15
CIK 12355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2005	COMMISSION FILE NUMBER 1-1553

THE BLACK & DECKER CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	52-0248090 (I.R.S. Employer Identification Number)

Towson, Maryland (Address of principal executive offices)	21286 (Zip Code)

Registrant’s telephone number, including area code:	410-716-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.50 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     X       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes              No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes              No      X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2005, was $7.06 billion.

The number of shares of Common Stock outstanding as of January 27, 2006, was 77,384,681.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

        The Corporation is one of the world’s leading producers of power tools, power tool accessories, and residential security hardware, and the Corporation’s product lines hold leading market share positions in these industries. The Corporation is also a major global supplier of engineered fastening and assembly systems. The Corporation is one of the leading producers of faucets in North America. These assertions are based on total volume of sales of products compared to the total market for those products and are supported by market research studies sponsored by the Corporation as well as independent industry statistics available through various trade organizations and periodicals, internally generated market data, and other sources.

        During the fourth quarter of 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. The Porter-Cable and Delta Tools Group (also referred to herein as the “Tools Group”) included the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw, and FLEX businesses. The Corporation sold the FLEX business in November 2005.

        During the fourth quarter of 2003, the Corporation completed the acquisition of the Baldwin Hardware Corporation (Baldwin) and Weiser Lock Corporation (Weiser) from Masco Corporation. For additional information about the acquisitions of the Tools Group and Baldwin and Weiser, see Note 2 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

        In November 2005, the Corporation completed the sale of DOM security hardware. In January 2004, the Corporation completed the sale of two European security hardware businesses, Corbin and NEMEF. The divested businesses are reflected as discontinued operations in the Consolidated Financial Statements included in Item 8 of Part II of this report, and as such, operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the continuing operations of the Corporation. For additional information about the discontinued European security hardware business, see the discussion in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(b) Financial Information About Business Segments

The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and professional power tools and accessories, lawn and garden tools, electric cleaning and lighting products, and product service; Hardware and Home Improvement, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(c) Narrative Description of the Business

The following is a brief description of each of the Corporation’s reportable business segments.

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

        Power tools and equipment include drills, screwdrivers, impact wrenches and drivers, hammers, wet/dry vacuums, lights, radio/chargers, saws, grinders, band saws, plate joiners, jointers, lathes, dust management systems, routers, planers, sanders, benchtop and stationary machinery, air tools, building instruments, air compressors, generators, laser products, jobsite security systems, and WORKMATE® project centers and related products. Lawn and garden tools include hedge trimmers, string trimmers, lawn mowers, edgers, pruners, shears, shrubbers, blower/vacuums, power sprayers, pressure washers, and related accessories. Home products include stick, canister and hand-held vacuums; flexible flashlights; and wet scrubbers. Power tool accessories include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, screwdriver bits and quick-change systems, bonded and other abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools, equipment, and lawn and garden tools.

        Power tools, lawn and garden tools, home products, and accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks and trade names, including, without limitation, BLACK & DECKER; ORANGE AND BLACK COLOR SCHEME; POWERFUL SOLUTIONS; FIRESTORM; GELMAX COMFORT GRIP; MOUSE; BULLSEYE; PIVOT DRIVER; STORMSTATION; WORKMATE; BLACK & DECKER XT; VERSAPAK; SMART DRIVER; QUANTUM PRO; CYCLONE; NAVIGATOR; DRAGSTER; SANDSTORM; PROJECTMATE; PIVOTPLUS; QUICK CLAMP; SIGHT-LINE; CROSSFIRE; CROSSHAIR; 360°; QUATTRO; DECORMATE; LASERCROSS; XTEAM; SHOPMASTER BY DELTA; DEWALT; YELLOW AND BLACK COLOR SCHEME; GUARANTEED TOUGH; XRP; SITELOCK; PORTER-CABLE; GRAY AND BLACK COLOR SCHEME; TIGER SAW; PORTA-BAND; POWERBACK; EASY AIR; JOB BOSS; DELTA; THE DELTA TRIANGLE LOGO; UNISAW; BIESEMEYER; BLACK AND WHITE COLOR SCHEME; DAPC; EMGLO; AFS AUTOMATIC FEED SPOOL; GROOM ‘N’ EDGE; HEDGE HOG; GRASS HOG; EDGE HOG; LEAF HOG; LAWN HOG; STRIMMER; REFLEX; VAC ‘N’ MULCH; EXCELL; ALLIGATOR; TRIM ‘N’ EDGE; HDL; TOUGH TRUCK; FLEX TUBE; DUSTBUSTER; SNAKELIGHT; SCUMBUSTER; STEAMBUSTER; CYCLOPRO; SWEEP & COLLECT; CLICK & GO; B&D; BULLET; QUANTUM PRO; PIRANHA; SCORPION; QUICK CONNECT; PILOT POINT; RAPID LOAD; ROCK CARBIDE; TOUGH CASE; MAX LIFE; RAZOR; OLDHAM; DEWALT SERVICENET; DROP BOX EXPRESS; and GUARANTEED REPAIR COST (GRC).

        The composition of the Corporation’s sales by product groups for 2005, 2004, and 2003 is included in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2005, 2004, or 2003.

        The Corporation’s product service program supports its power tools and lawn and garden tools. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2005, there were approximately 130 such service centers, of which roughly three-quarters were located in the United States. The remainder was located around the world, primarily in Canada and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers and various independent distributors.

        Most of the Corporation’s consumer power tools, lawn and garden tools, and electric cleaning and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation’s professional power tools sold in the United States carry a one-year service warranty and a three-year warranty for manufacturing defects. Products sold outside of the United States generally have varying warranty arrangements, depending upon local market conditions and laws and regulations.

        The Corporation’s product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, lawn and garden tools, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to two of the segment’s customers, The Home Depot and Lowe’s Home Improvement Warehouse, accounted for greater than 10% of the Corporation’s consolidated sales for 2005, 2004, and 2003. For additional information regarding sales to The Home Depot and Lowe’s Home Improvement Warehouse, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

        The Corporation has certain long-term commitments for the purchase of various component parts and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most items for which long-term commitments exist. Because the Corporation is a leading producer of power tools and accessories, in a limited number of instances, the magnitude of the Corporation’s purchases of certain items is of such significance that a change in the Corporation’s established supply relationship may cause disruption in the marketplace and/or a temporary price imbalance. While the Corporation believes that the termination of any of these commitments would not have a material adverse effect on the operating results of the Power Tools and Accessories segment over the long term, the termination of a limited number of these commitments would have an adverse effect over the short term. In this regard, the Corporation defines long term as a period of time in excess of 12 months and short term as a period of time under 12 months.

        Principal manufacturing and assembly facilities of the power tools, lawn and garden tools, electric cleaning and lighting products, and accessories businesses in the United States are located in Jackson, Tennessee; Decatur, Arkansas; Shelbyville, Kentucky; and Tampa, Florida. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Fort Mill, South Carolina, and Rialto, California.

        Principal manufacturing and assembly facilities of the power tools, lawn and garden tools, electric cleaning and lighting products, and accessories businesses outside of the United States are located in Suzhou, China; Taichung, Taiwan; Usti nad Labem, Czech Republic; Buchlberg, Germany; Perugia, Italy; Spennymoor, England; Reynosa, Mexico; and Uberaba, Brazil. In addition to the principal facilities described above, the manufacture and assembly of products for the Power Tools and Accessories segment also occurs at the facility of its 50%-owned joint venture located in Shen Zhen, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution center in Tongeren, Belgium, and facilities in Aarschot, Belgium; Northampton, England; Dubai, United Arab Emirates; and Brockville, Canada.

        For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, “Properties.”

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

        A significant portion of the Corporation’s sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and professional power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most lawn and garden tools are at their peak during the late winter and early spring period. Most of the Corporation’s other product lines within this segment generally are not seasonal in nature, but are influenced by other general economic trends.

        The Corporation is one of the world’s leaders in the manufacturing and marketing of portable power tools, electric lawn and garden tools, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation’s product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

HARDWARE AND HOME IMPROVEMENT

The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and light commercial door locksets, electronic keyless entry systems, exit devices, keying systems, tubular and mortise door locksets, general hardware, decorative hardware, lamps, and brass ornaments. General hardware includes door hinges, cabinet hinges, door stops, kick plates, and house numbers. Decorative hardware includes cabinet hardware, switchplates, door pulls, and push plates. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath and kitchen accessories, and replacement parts.

        Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX; SIGNATURES; KWIKSET; BEAUTY OF STRENGTH; BLACK & DECKER; TYLO; POLO; AVALON; ASHFIELD; VENETIAN BRONZE; POWERBOLT; KWIK INSTALL; EZ INSTALL; GEO; SAFE-LOCK BY BLACK & DECKER; BALDWIN; THE ESTATE COLLECTION; THE IMAGES COLLECTION; ARCHETYPES; LIFETIME FINISH; TIMELESS CRAFTSMANSHIP; LOGAN; SPRINGFIELD; HAMILTON; BLAKELY; MANCHESTER; CANTERBURY; MADISON; STONEGATE; EDINBURGH; KENSINGTON; BRISTOL; TREMONT; PEYTON; PASADENA; RICHLAND; WEISER; WEISER LOCK; COLLECTIONS BY/DE WEISER LOCK; PRESTIGE SERIES; WELCOME HOME SERIES; ELEMENTS SERIES; BASICS BY WEISER LOCK; BRILLIANCE LIFETIME ANTI-TARNISH FINISH; POWERBOLT; POWERBOLT KEYLESS ACCESS SYSTEM; WEISERBOLT; and ENTRYSETS. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; CLASSIC SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; BACH; SOLO; CONTEMPRA; MARIELLE; CARMEL; PARISA; SAVANNAH; CATALINA; GEORGETOWN; TREVISO; AVALON; and ASHFIELD.

        The composition of the Corporation’s sales by product groups for 2005, 2004, and 2003 is included in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2005, 2004, or 2003.

        Most of the Corporation’s security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and range from a 10-year to a lifetime warranty with respect to mechanical operations and from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation’s plumbing products sold in the United States carry a lifetime warranty with respect to function and finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.

        The Corporation’s product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to two of the segment’s customers, The Home Depot and Lowe’s Home Improvement Warehouse, accounted for greater than 10% of the Corporation’s consolidated sales for 2005, 2004, and 2003. For additional information regarding sales to The Home Depot and Lowe’s Home Improvement Warehouse, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

        The Corporation has certain long-term commitments for the purchase of various finished goods, component parts, and raw materials and believes that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most items for which long-term commitments exist. Because the Corporation is a leading producer of residential security hardware and faucets, in a limited number of instances, the magnitude of the Corporation’s purchases of certain items is of such significance that a change in the Corporation’s established supply relationship may cause disruption in the marketplace and/or a temporary price imbalance. While the Corporation believes that the termination of any of these commitments would not have a material adverse effect on the operating results of the Hardware and Home Improvement segment over the long term, the termination of a limited number of these commitments would have an adverse effect over the short term. In this regard, the Corporation defines long term as a period of time in excess of 12 months and short term as a period of time under 12 months.

        From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2005, no commodity hedges were outstanding.

        Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Denison, Texas, and Reading, Pennsylvania.

        Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Mexicali and Nogales, Mexico. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Mira Loma, California, and Charlotte, North Carolina.

        For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, “Properties.”

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

        A significant portion of the Corporation’s sales in the Hardware and Home Improvement segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature, but are influenced by trends in the residential and commercial construction markets and other general economic trends.

        The Corporation is one of the world’s leading producers of residential security hardware and is one of the leading producers of faucets in North America. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation’s product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

FASTENING AND ASSEMBLY SYSTEMS

The Corporation’s Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, assembly systems, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners, and self-piercing riveting systems. The fastening and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEKNOLOGIES; EMHART; EMTEK; AUTOSET; DODGE; DRIL-KWICK; F-SERIES; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; JACK NUT; KALEI; MASTERFIX; MENTOR; NPR; NUT-FAST; PARKER-KALON; PLASTIFAST; PLASTI-KWICK; POINT & SET; POP; POP-LOK; POPMATIC; POPNUT; POP-SERT; POWERLINK; PROSET; SMARTSET; SPLITFAST; SWS; T-RIVET; TUCKER; ULTRA-GRIP; ULTRASERT; SWAGEFORM; WARREN; WELDFAST; and WELL-NUT. The Fastening and Assembly Systems segment provides platform-management services in addition to the manufacture and sale of the products previously described.

        The composition of the Corporation’s sales by product groups for 2005, 2004, and 2003 is included in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2005, 2004, or 2003.

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

        Principal manufacturing facilities of the Fastening and Assembly Systems segment in the United States are located in Danbury, Connecticut; Montpelier, Indiana; Campbellsville and Hopkinsville, Kentucky; and Chesterfield, Michigan. Principal manufacturing and assembly facilities outside of the United States are located in Birmingham, England; Giessen, Germany; and Toyohashi, Japan. For additional information with respect to these and other properties owned or leased by the Corporation, see Item 2, “Properties.”

        The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; plastics; and rubber. These materials are readily available from a number of suppliers.

OTHER INFORMATION

The Corporation’s product development program for the Power Tools and Accessories segment is coordinated from the Corporation’s headquarters in Towson, Maryland. Additionally, product development activities are performed at facilities in Hampstead, Maryland, and Jackson, Tennessee, in the United States; Maltby and Spennymoor, England; Brockville, Canada; Perugia, Italy; Suzhou, China; Taichung, Taiwan; Buchlberg and Idstein, Germany; Mooroolbark, Australia; Uberaba, Brazil; and Reynosa, Mexico.

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

        As of December 31, 2005, the Corporation employed approximately 27,200 persons in its operations worldwide. Approximately 430 employees in the United States are covered by collective bargaining agreements. During 2005, three collective bargaining agreements in the United States were negotiated without material disruption to operations. No agreements are scheduled for negotiation during 2006. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation’s operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption “Restructuring Actions” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As a consequence, the Corporation may, from time to time, transfer production from one manufacturing facility to another, outsource certain production, or close certain manufacturing facilities. Such production transfers, outsourcing, and/or facility closures may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.

        The Corporation’s operations are subject to foreign, federal, state, and local environmental laws and regulations. Many foreign, federal, state, and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for the discharge of pollutants and the disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation’s capital expenditures or financial position.

        Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2005, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 24 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.

        To minimize the Corporation’s potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation’s involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation’s estimate of the costs associated with environmental exposures is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2005, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $69.9 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2005, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

(d) Financial Information About Geographic Areas

Reference is made to Note 18 of Notes to Consolidated Financial Statements, entitled “Business Segments and Geographic Information”, included in Item 8 of Part II of this report.

(e) Available Information

The Corporation files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at

1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Corporation, that file electronically with the SEC. The public can obtain any documents that the Corporation files with the SEC at http://www.sec.gov.

        The Corporation also makes available free of charge on or through its Internet website (http://www.bdk.com) the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

        Black & Decker’s Corporate Governance Policies and Procedures Statement is available free of charge on or through its Internet website (http://www.bdk.com) or in print by calling (800) 992-3042 or (410) 716-2914. The Statement contains charters of the standing committees of the Board of Directors, the Code of Ethics and Standards of Conduct, and the Code of Ethics for Senior Financial Officers.

        In April 2005, the Corporation submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

(f)     Executive Officers and Other Senior Officers of the Corporation

The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

• NOLAN D. ARCHIBALD – 62
   Chairman, President, and Chief Executive Officer,
   January 1990 – present.

• BRUCE W. BROOKS – 42
   Vice President of the Corporation and President –
   Construction Tools, Industrial Products Group,
   Power Tools and Accessories,
   May 2005 – present;

   Vice President and General Manager –
   Construction Tools, Industrial Products Group,
   Power Tools and Accessories,
   October 2004 – May 2005;

   Vice President Marketing – DEWALT Professional
   Products, Power Tools and Accessories Group,
   July 2003 – October 2004;

   Vice President Marketing –
   Black & Decker Consumer Products,
   Power Tools and Accessories Group,
   July 2000 – July 2003.

• JAMES T. CAUDILL – 38
   Vice President of the Corporation and President –
   Hardware and Home Improvement,
   May 2005 – present;

   Vice President and General Manager –
   Accessories, Industrial Products Group,
   Power Tools and Accessories Group,
   October 2004 – May 2005;

   Vice President – Accessories, DEWALT Professional
   Products, Power Tools and Accessories Group,
   November 2001 – October 2004;

   Vice President Marketing –
   Power Tools and Accessories Group,
   November 2000 – November 2001.

• CHARLES E. FENTON – 57
   Senior Vice President and General Counsel,
   December 1996 – present.

• PAUL A. GUSTAFSON – 63
   Executive Vice President of the Corporation and
   President – Fastening and Assembly Systems,
   December 1996 – present.

• LES H. IRELAND – 41
   Vice President of the Corporation and
   President– Europe/Middle East/Africa,
   Power Tools and Accessories,
   January 2005 – present;

   Vice President of the Corporation and
   Managing Director – Commercial Operations,
   Europe, Black & Decker Consumer Group,
   Power Tools and Accessories Group,
   November 2001 – January 2005;

   Vice President of the Corporation and
   Vice President and General Manager –
   DEWALT Professional Power Tools, North America,
   Power Tools and Accessories Group,
   January 2001 – November 2001;

   Vice President of the Corporation and President –
   Accessories, Power Tools and Accessories Group,
   September 2000 – January 2001.

• THOMAS D. KOOS – 42
   Group Vice President of the Corporation and
   President – Consumer Products Group,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and President –
   Black & Decker Consumer Products,
   Power Tools and Accessories Group,
   January 2001 – March 2004;

    Vice President of the Corporation and President –
    North American Consumer Power Tools,
   Power Tools and Accessories Group,
   December 2000 – January 2001.

• BARBARA B. LUCAS – 60
   Senior Vice President – Public Affairs and
   Corporate Secretary,
   December 1996 – present.

• MICHAEL D. MANGAN – 49
   Senior Vice President and Chief Financial Officer,
   January 2000 – present.

• PAUL F. MCBRIDE – 50
   Senior Vice President – Human Resources
   and Corporate Initiatives,
   March 2004 – present;

   Executive Vice President of the Corporation and
   President – Power Tools and Accessories Group,
   April 1999 – March 2004.

• CHRISTINA M. MCMULLEN – 50
   Vice President and Controller,
    April 2000 – present.

• STEPHEN F. REEVES – 46
   Vice President of the Corporation and
   Vice President – Global Finance,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and Vice President
   – Finance, Power Tools and Accessories Group,
   April 2000 – March 2004.

• MARK M. ROTHLEITNER – 47
   Vice President – Investor Relations and Treasurer,
   January 2000 – present.

• ROBERT I. ROWAN – 45
   Vice President of the Corporation and President –
   Power Tools and Accessories, Consumer
   Products Group, Power Tools and Accessories,
   February 2006 – present;

   Vice President and General Manager,
   Consumer Power Tools and Accessories,
   Power Tools and Accessories,
   July 2003 – February 2006;

   Vice President – Outdoor Products, Consumer
   Products Group, Power Tools and Accessories Group,
    September 2001 – July 2003;

   Vice President – Commercial,
   Black & Decker Consumer Products,
   Power Tools and Accessories Group,
   February 1997 – September 2001.

• EDWARD J. SCANLON – 51
   Vice President of the Corporation and President –
   Commercial Operations, North and South America,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and President –
   Commercial Operations, North America,
   Power Tools and Accessories Group,
   May 1999 – March 2004.

• JOHN W. SCHIECH – 47
   Group Vice President of the Corporation
   and President – Industrial Products Group,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and President –
   DEWALT Professional Products, Power Tools
   and Accessories Group,
   January 2001 – March 2004;

   Vice President of the Corporation and President –
   North American Professional Power Tools,
   Power Tools and Accessories Group,
   May 1999 – January 2001.

• ROBERT B. SCHWARZ – 57
   Vice President of the Corporation and Vice President
    –Manufacturing, Industrial Products Group,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and Vice President
    – Manufacturing, DEWALT Professional Products,
   Power Tools and Accessories Group,
   October 2001 – March 2004;

   Vice President – Manufacturing, DEWALT Professional
   Products, Power Tools and Accessories Group,
   December 1995 – October 2001.

• BHUPINDER (BEN) S. SIHOTA – 47
   Vice President of the Corporation and President –
   Asia Pacific Commercial Operations,
   Power Tools and Accessories,
   February 2006 – present;

   President – Asia, Power Tools and Accessories,
   September 2000 – February 2006.

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

        By their nature, all forward-looking statements involve risks and uncertainties, including without limitations the risks described under the caption “Risk Factors” that could materially harm the Corporation’s business, financial condition, and results of operations. You are cautioned not to place undue reliance on the Corporation’s forward-looking statements.

ITEM 1A. RISK FACTORS

Many of the factors that affect our business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially harm our business, financial condition, and results of operations.

• Our business depends on the strength of the economies in various parts of the world, particularly in the United States and Europe. We conduct business in various parts of the world, primarily in the United States and Europe and, to a lesser extent, in Mexico, Central America, the Caribbean, South America, Canada, Asia and Australia. As a result of this worldwide exposure, our net revenue and profitability could be harmed as a result of economic conditions in our major markets, including, but not limited to, recession, inflation and deflation, general weakness in retail, automotive and construction markets, and changes in consumer purchasing power.

• Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, and the inability to penetrate new channels of distribution could adversely affect our business. We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 35% of our consolidated sales in 2005. The loss of either of these large customers, a material negative change in our relationship with these large customers or other major customers, or changes in consumer preferences or loyalties could have an adverse effect on our business. Our major customers are volume purchasers, a few of which are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Changes in purchasing patterns by major customers could negatively impact manufacturing volumes and inventory levels. Further, our inability to continue to penetrate new channels of distribution may have a negative impact on our future results.

• The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products. We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. In a limited number of circumstances, the magnitude of our purchases of certain items is of such significance that a change in our established supply relationships may cause disruption in the marketplace, a temporary price imbalance, or both. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

• We face significant global competition. The markets in which we sell products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete globally with us. Some of our major customers sell their own “private label” brands that compete directly with our products. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact our business. Competition has been intense in recent years and is expected to continue. If we are unable to maintain a competitive advantage, loss of market share, revenue, or profitability may result.

• Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth. Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Market acceptance of the new products introduced in 2005 and scheduled for introduction in 2006 may not meet sales expectations due to various factors, such as our failure to accurately predict market demand and evolving industry standards, to resolve technical challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could be excessive if those expectations are not met.

• The inability to generate sufficient cash flows to support operations and other activities could prevent future growth and success. Our inability to generate sufficient cash flows to support capital expansion, business acquisition plans, share repurchases and general operating activities could negatively affect our operations and prevent our expansion into existing and new markets. Our ability to generate cash flows is dependent in part upon obtaining necessary financing at favorable interest rates. Interest rate fluctuations and other capital market conditions may prevent us from doing so.

• Our success depends on our ability to improve productivity and streamline operations to control or reduce costs. We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A description of our restructuring activity during the three years ended December 31, 2005, is included in Note 20 of Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15. The ultimate savings realized from restructuring actions may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed. Our failure to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated would adversely affect our results of operations.

• The inability to successfully integrate the operations of acquired businesses or to identify new acquisition opportunities could negatively impact our prospect for future growth and profitability. We expend significant resources on identifying opportunities to acquire new lines of business and companies that could contribute to our success and expansion into existing and new markets. Our inability to successfully identify acquisition opportunities, integrate the operations of acquired businesses, or realize the anticipated cost savings, synergies and other benefits related to the acquisition of those businesses could have a material adverse effect on our business, financial condition and future growth. Acquisitions may also have a material adverse effect on our operating results due to large write-offs, contingent liabilities, substantial depreciation, or other adverse tax or audit consequences.

• Failures of our infrastructure could have a material adverse effect on our business. We are heavily dependent on our infrastructure. Significant problems with our infrastructure, such as manufacturing failures, telephone or information technology (IT) system failure, computer viruses or other third-party tampering with IT systems, could halt or delay manufacturing and hinder our ability to ship in a timely manner or otherwise routinely conduct business. Any of these events could result in the loss of customers, a decrease in revenue, or the incurrence of significant costs to eliminate the problem or failure.

• Our products could be subject to product liability claims and litigation. We manufacture products that create exposure to product liability claims and litigation. If our products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

• Our products could be recalled. The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation.

• We may have additional tax liabilities. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on our income tax provision or net income may result in the period or periods from initial recognition in our reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

• We are subject to current environmental and other laws and regulations. We are subject to environmental laws in each jurisdiction in which we conduct business. Some of our products incorporate substances that are regulated in some jurisdictions in which we conduct manufacturing operations. We could be subject to liability if we do not comply with these regulations. In addition, we are currently and may, in the future, be held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect our operations due to increased costs of compliance and potential liability for non-compliance.

• If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, resulting in an impact on our results of operations.

• Changes in accounting may affect our reported earnings. For many aspects of our business, United States generally accepted accounting principles, including pronouncements, implementation guidelines, and interpretations, are highly complex and require subjective judgments. Changes in these accounting principles, including their interpretation and application, could significantly change our reported earnings, adding significant volatility to our reported results without a comparable underlying change in our cash flows.

• We are exposed to adverse changes in currency exchange rates, raw material commodity prices or interest rates, both in absolute terms and relative to competitors’ risk profiles. We have a number of manufacturing sites throughout the world and sell our products in more than 100 countries. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which we have manufacturing facilities. We believe our most significant foreign currency exposures are the euro, pound sterling and Chinese renminbi. A decrease in the value of the euro and pound sterling relative to the U.S. dollar could adversely affect our results of operations. An increase in the value of the Chinese renminbi relative to the U.S. dollar could adversely affect our results of operations.

• We operate a global business that exposes us to additional risks. Our sales outside of the United States accounted for approximately 34% of our consolidated net revenue in 2005. We continue to expand into foreign markets. The future growth and profitability of our foreign operations are subject to a variety of risks and uncertainties, such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory risks inherent in conducting business internationally. Over the past several years, such factors have become increasingly important as a result of our higher percentage of manufacturing in China, Mexico and the Czech Republic and purchases of products and components from foreign countries.

• Catastrophic events may disrupt our business. Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of our suppliers or customers, or result in political or economic instability. These events could reduce demand for our products and make it difficult or impossible for us to manufacture our products, deliver products to customers, or to receive products from suppliers.

        The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

ITEM 2. PROPERTIES

The Corporation operates 44 manufacturing facilities around the world, including 24 located outside of the United States in 10 foreign countries. The major properties associated with each business segment are listed in “Narrative Description of the Business” in Item 1(c) of Part I of this report.

        The following are the Corporation’s major leased facilities:

        In the United States: Lake Forest, Mira Loma, and Rialto, California; Charlotte, North Carolina; Jackson, Tennessee; Tampa, Florida; Chesterfield, Michigan; and Towson, Maryland.

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

        As more fully described in Item 7 of Part II of this report under the caption “Restructuring Actions”, during the fourth quarter of 2001, the Corporation commenced actions on a restructuring plan that, among other matters, reduced its manufacturing footprint. Additional actions under that restructuring plan were initiated during the second half of 2003. In addition, during the fourth quarter of 2003, the Cor-

poration commenced actions on a restructuring plan associated with the integration of the acquired Baldwin and Weiser businesses into its security hardware business. In the fourth quarter of 2004, the Corporation approved certain actions under a restructuring plan associated with the integration of the acquired Porter-Cable and Delta Tools Group into its Power Tools and Accessories business. The Corporation continues to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and lower product costs and will take appropriate action as deemed necessary.

        Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation’s anticipated needs.

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

        The EPA and the Santa Ana Regional Water Quality Board (the “Water Quality Board”) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under CERCLA, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have cross-claims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

        The Corporation’s estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Corporation’s Common Stock is listed on the New York Stock Exchange.

        The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

QUARTER	2005	2004

January to March	$89.750 to $77.180	$56.590 to $48.070
April to June	$91.450 to $77.850	$61.500 to $54.440
July to September	$93.710 to $80.030	$75.200 to $59.090
October to December	$89.000 to $75.700	$89.640 to $72.090

(b) Holders of the Corporation’s Capital Stock

As of January 27, 2006, there were 11,884 holders of record of the Corporation’s Common Stock.

(c) Dividends

The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends will depend upon the Corporation’s earnings, financial condition, and other factors. The Credit Facility, as more fully described in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, does not restrict the Corporation’s ability to pay regular dividends in the ordinary course of business on the Common Stock.

        Quarterly dividends per common share for the most recent two years are as follows:

QUARTER	2005	2004

January to March	$ .28	$ .21
April to June	.28	.21
July to September	.28	.21
October to December	.28	.21

	$1.12	$ .84

Common Stock:

150,000,000 shares authorized, $.50 par value, 77,357,370 and 82,095,161 outstanding as of December 31, 2005 and 2004, respectively.

Preferred Stock:

5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2005 and 2004.

(d) Annual Meeting of Stockholders

The 2006 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 20, 2006, at 9:00 a.m. at the Sheraton Baltimore North Hotel, 903 Dulaney Valley Road, Towson, Maryland 21204.

(e) Issuer Purchases of Equity Securities

PERIOD (a)	TOTAL NUMBER OF SHARES PURCHASED		AVERAGE PRICE PAID PER SHARE		TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS(b)		MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS

October 3, 2005 through October 30, 2005	100,00	0	$ 81.5	2	100,00	0	5,198,79	5
October 31, 2005 through November 27, 2005	909,30	0	$ 82.4	5	909,30	0	4,289,49	5
November 28, 2005 through December 31, 2005	220,70	0	$ 84.9	9	220,70	0	4,068,79	5

Total	1,230,00	0	$ 82.8	3	1,230,00	0	4,068,79	5

(a)	The periods represent the Corporation’s monthly fiscal calendar.

(b)

All purchases by the Corporation of its common stock were made under the following publicly announced repurchase plan: (1) on February 10, 2005, the Corporation announced it had authorization from its Board of Directors to repurchase 2,500,000 shares, and (2) on October 14, 2005, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 5,000,000 shares. There is no expiration date or current intent to terminate the repurchase plans.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(MILLIONS OF DOLLARS EXCEPT PER SHARE DATA)	2005		2004		2003(b)		2002 (b)(c)		2001 (b)

Sales	$6,523.	7	$5,398.	4	$4,482.	7	$4,291.	8	$4,139.	9
Net earnings from continuing operations	544.	0	441.	1	287.	2	228.	5	101.	5
(Loss) earnings from discontinued operations (a)	(.	1)	14.	9	5.	8	1.	2	6.	5
Net earnings	543.	9	456.	0	293.	0	229.	7	108.	0
Basic earnings per share:
Continuing operations	6.8	7	5.5	3	3.6	9	2.8	5	1.2	6
Discontinued operations	–		.1	9.0		7.0		1.0		8
Net earnings per common share - basic	6.8	7	5.7	2	3.7	6	2.8	6	1.3	4
Diluted earnings per share:
Continuing operations	6.6	9	5.4	0	3.6	8	2.8	3	1.2	5
Discontinued operations	–		.1	9.0		7.0		1.0		8
Net earnings per common share - assuming dilution	6.6	9	5.5	9	3.7	5	2.8	4	1.3	3
Total assets	5,816.	6	5,530.	8	4,222.	5	4,130.	5	4,014.	2
Long-term debt	1,030.	3	1,200.	6	915.	6	927.	6	1,191.	4
Redeemable preferred stock of subsidiary (d)	–		192.	2	202.	6	208.	4	196.	5
Cash dividends per common share	1.1	2.8		4.5		7.4		8.4		8

(a)

(Loss) earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation’s discontinued European security hardware business. Loss from discontinued operations for the year ended December 31, 2005, includes a loss on sale of discontinued operations of $.1 million. Earnings from discontinued operations for the year ended December 31, 2004, include a gain on sale of discontinued of operations of $12.7 million. That gain was net of a $24.4 million goodwill impairment charge associated with the DOM security hardware business. The earnings of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation. For additional information about the discontinued European security hardware business, see Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

(b)

As more fully disclosed in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, under a restructuring program developed by the Corporation in the fourth quarter of 2001, earnings from continuing operations for 2003, 2002, and 2001 include a restructuring charge of $20.6 million, $46.6 million, and $99.7 million before taxes, respectively ($14.9 million, $29.2 million, and $70.6 million after taxes, respectively). Those 2003, 2002, and 2001 pre-tax charges were net of reversals of $13.2 million, $11.0 million, and $4.1 million, respectively, representing reversals of previously provided restructuring reserves as well as the excess proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. In addition, earnings from continuing operations for 2003 include a restructuring charge of $11.0 million before taxes ($7.2 million after taxes) associated with the closure of a manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses.

(c)

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, goodwill is no longer amortized by the Corporation.

(d)

As of December 31, 2004, redeemable preferred stock of subsidiary was included in other current liabilities. As of December 31, 2000 through 2003, redeemable preferred stock of subsidiary was included in other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 18 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments – Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems – with these business segments comprising 74%, 16%, and 10%, respectively, of the Corporation’s sales in 2005.

        The Corporation markets its products and services in over 100 countries. During 2005, approximately 66%, 21%, and 13% of its sales were made to customers in the United States, in Europe (including the United Kingdom), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

        The Corporation reported net earnings of $543.9 million, or $6.69 per share on a diluted basis, for the year ended December 31, 2005, compared to net earnings of $456.0 million, or $5.59 per share on a diluted basis, for the year ended December 31, 2004. As more fully described in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, net earnings for the year ended December 31, 2005, included a $.1 million loss on the sale of discontinued operations. Net earnings for the year ended December 31, 2004, included a $12.7 million gain on the sale of discontinued operations.

        The Corporation reported net earnings from continuing operations of $544.0 million, or $6.69 per share on a diluted basis, for the year ended December 31, 2005, as compared to net earnings from continuing operations of $441.1 million, or $5.40 per share on a diluted basis, for the year ended December 31, 2004.

        Total consolidated sales of $6,523.7 million for the year ended December 31, 2005, increased by 21% over the prior year’s level. Of that 21% increase, 7% was attributable to an increase in unit volume of existing businesses, 14% was attributable to sales of acquired businesses, and 1% was attributable to the favorable impact of foreign currency translation, offset by 1% attributable to the negative effect of pricing actions. In this Management’s Discussion and Analysis, the Corporation has attempted to differentiate between sales of its “existing” or “legacy” businesses and sales of acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of “existing” or “legacy” businesses. For example, the sales of the MasterFix business, acquired in March 2004, are included in acquired businesses for the first three months of 2005 and in “existing” or “legacy” businesses for the final nine months of 2005. In addition, the sales of the Porter-Cable and Delta Tools Group (also referred to herein as the Tools Group), acquired in the fourth quarter of 2004, are included in acquired businesses for the first nine months of 2005 and in “existing” or “legacy” businesses for the final three months of 2005.

        Operating income for the year ended December 31, 2005, increased to $813.1 million, or 12.5% of sales, from $629.2 million, or 11.7% of sales, in 2004. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, the Corporation has been required to use judgment in its determination of the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of its legacy businesses. The Corporation estimates that operating income as a percentage of sales increased approximately 110 basis points in the Corporation’s legacy businesses during the year ended December 31, 2005, as compared to the prior year’s level, but that increase was offset by the lower-margin Tools Group. The increase in operating income as a percentage of sales during the year ended December 31, 2005, was due to the positive effects of restructuring and other productivity initiatives, favorable product mix, and the leverage of fixed costs over a higher sales base, which offset higher commodity costs and the negative impact of pricing.

        Earnings from continuing operations before income taxes for the year ended December 31, 2005, increased by $215.0 million over the 2004 level to $819.3 million. In addition to the improvements in operating income described above, earnings from continuing operations before income taxes for the year ended December 31, 2005, benefited from a favorable $55.0 million settlement of environmental and product liability coverage litigation with an insurer that is included in other (income) expense in the Consolidated Statement of Earnings.

        Consolidated income tax expense of $275.3 million and $163.2 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $819.3 million and $604.3 million for 2005 and 2004, respectively. The Corporation’s effective tax rate was 34% for 2005, compared to an effective tax rate of 27% for 2004. The increase in the Corporation’s effective tax rate in 2005 was due to the incremental tax expense of $51.2 million associated with the repatriation of foreign earnings under the American Jobs Creation Act of 2004 and to the tax effects – $19.2 million – of the $55.0 million of income recognized upon settlement of environmental and product liability coverage litigation with an insurer.

        In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

Sales

The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2005, 2004, and 2003.

	YEAR ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)	2005	2004	2003

Total sales	$ 6,523.7	$ 5,398.4	$ 4,482.7

Unit volume - existing (a)	7%	10%	1%
Unit volume - acquired (b)	14%	9%	1%
Price	(1)%	(2)%	(2)%
Currency	1%	3%	4%

Change in total sales	21%	20%	4%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists.

(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.

        Total consolidated sales for the year ended December 31, 2005, were $6,523.7 million, which represented a 21% increase over 2004 sales of $5,398.4 million. Excluding the incremental effects of the MasterFix business for the first three months of 2005 and of the Porter-Cable and Delta Tools Group business for the first nine months of 2005, total unit volume increased by 7% during the year ended December 31, 2005. That 7% increase was primarily driven by growth in the Corporation’s professional power tools and plumbing products businesses in the United States. Unit volume of acquired businesses contributed 14% to the sales growth for 2005 over the 2004 levels. Pricing actions had a 1% negative effect on sales for 2005, as compared to 2004. The effects of a weaker U.S. dollar compared to other currencies, particularly the Canadian dollar, Brazilian real, and euro, caused the Corporation’s consolidated sales for 2005 to increase by 1% over the 2004 levels.

        Total consolidated sales for the year ended December 31, 2004, were $5,398.4 million, which represented a 20% increase over 2003 sales of $4,482.7 million. Excluding the incremental effects of the MasterFix and Porter-Cable and Delta Tools Group businesses, acquired in 2004, and of the Baldwin and Weiser businesses, acquired in the fourth quarter of 2003, for the first nine months of 2004, total unit volume increased by 10% during the year ended December 31, 2004. That 10% increase was primarily attributable to growth in the Corporation’s North American businesses. As compared to the corresponding period in 2003, a double-digit increase in sales volume was experienced by the Corporation’s legacy professional power tools and accessories business as well as its plumbing products business in North America. Unit volume of acquired businesses contributed 9% to the sales growth for 2004 over the 2003 levels. Pricing actions had a 2% negative effect on sales for 2004, as compared to 2003. In addition to pricing actions taken in response to competitive conditions, the impact of pricing in non-U.S. markets during 2004 – as a result of the favorable currency effects of U.S. dollar-sourced products – also negatively impacted the comparison to 2003. The effects of a weaker U.S. dollar compared to other currencies, particularly the euro, and to a lesser degree, the pound sterling, caused the Corporation’s consolidated sales to increase by 3% over the 2004 levels.

Earnings

The Corporation reported consolidated operating income of $813.1 million on sales of $6,523.7 million in 2005, compared to operating income of $629.2 million on sales of $5,398.4 million in 2004 and to operating income of $428.7 million on sales of $4,482.7 million in 2003.

        Consolidated operating income for 2003 included a pre-tax restructuring charge of $31.6 million. That pre-tax charge was net of reversals of $13.2 million, representing reversals of previously provided restructuring reserves as well as the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.

        Consolidated gross margin as a percentage of sales for 2005 was 35.5%, compared to 36.4% for 2004. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, the Corporation has been required to use judgment in its determination of the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of its legacy businesses. The Corporation estimates that the Tools Group acquisition had an approximate 150 basis point negative impact on consolidated gross margin as a percentage of sales for the year ended

December 31, 2005. In addition to favorable product mix, the results of restructuring and other productivity initiatives, the leverage of fixed costs over a higher sales base, and foreign currency effects favorably impacted gross margin as a percentage of sales in the Corporation’s legacy businesses. These positive factors were partially offset by increased raw material costs, the negative effects of pricing actions, higher pension expense, and transition costs associated with integration of lockset operations in the Hardware and Home Improvement segment.

        Consolidated gross margin as a percentage of sales for 2004 was 36.4%, compared to 35.6% for 2003. The increase in gross margin in 2004 was attributable to the positive effects of restructuring and other productivity initiatives, the leverage of fixed costs over a higher sales base and, in Europe, favorable foreign currency exchange rates. These positive factors were partially offset by the negative effect of pricing actions taken by the Corporation as previously described, by higher raw material and pension costs, and by lower gross margins of the acquired Porter-Cable and Delta Tools Group.

        Consolidated selling, general and administrative expenses as a percentage of sales were 23.1% in 2005, compared to 24.8% in 2004 and 25.3% in 2003. Selling, general, and administrative expenses in 2005 increased by $167.7 million over the 2004 level. The effects of acquired businesses and foreign currency translation accounted for approximately two-thirds of that increase, with the remainder principally resulting from additional sales-related expenses associated with the higher level of sales experienced during 2005. The reduction in selling, general, and administrative expenses as a percentage of sales during 2005 as compared to the 2004 level was principally due to the impact of the Tools Group acquisition – due to the lower expenses of this business – and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses.

        Consolidated selling, general, and administrative expenses in 2004 increased by $201.0 million over the 2003 level. The incremental expenses of the acquired businesses and the effects of foreign currency translation accounted for approximately 40% and 20% of that increase, respectively. Higher promotional, marketing, and research and development expenses, particularly in the North American power tools and accessories business, higher transportation and distribution expenses to support the increased sales level, and higher Corporate expenses – driven by expenses related to stock-based compensation and compliance with Section 404 of the Sarbanes-Oxley Act – accounted for much of the remaining increase in selling, general, and administrative expenses in 2004 over the 2003 level.

        Consolidated net interest expense (interest expense less interest income) was $45.4 million in 2005, compared to $22.1 million in 2004 and $35.2 million in 2003. The increase in net interest expense in 2005, as compared to 2004, was primarily the result of both higher borrowing levels – associated with the October 2004 issuance of $300.0 million of 4.75% senior notes – and higher interest rates, including the effects of higher prevailing U.S. interest rates on the Corporation’s foreign currency hedging activities. The lower net interest expense in 2004, as compared to 2003, was primarily the result of higher interest income associated with the Corporation’s foreign cash investment activities in 2004, coupled with lower borrowing levels.

        Other (income) expense was $(51.6) million in 2005 compared to $2.8 million in 2004 and $2.6 million in 2003. As more fully described in Note 21 of Notes to Consolidated Financial Statements, the Corporation received a payment of $55.0 million in 2005 relating to the settlement of environmental and product liability coverage litigation with an insurer.

        Consolidated income tax expense of $275.3 million, $163.2 million, and $103.7 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $819.3 million, $604.3 million, and $390.9 million, for 2005, 2004, and 2003, respectively. The Corporation’s effective tax rate was 34% for 2005, compared to an effective tax rate of 27% for 2004 and 2003. The increase in the Corporation’s effective tax rate in 2005 was due to the incremental tax expense of $51.2 million associated with the repatriation of foreign earnings under the American Jobs Creation Act of 2004 and to the tax effects – $19.2 million – of the $55.0 million of income recognized upon settlement of environmental and product liability coverage litigation with an insurer. A further analysis of taxes on earnings is included in Note 12 of Notes to Consolidated Financial Statements.

        The Corporation reported net earnings from continuing operations of $544.0 million, or $6.69 per share on a diluted basis, for the year ended December 31, 2005, compared to net earnings from continuing operations of $441.1 million, or $5.40 per share on a diluted basis, for the year ended December 31, 2004, and $287.2 million, or $3.68 per share on a diluted basis, for the year ended December 31, 2003.

        The Corporation reported a net loss of $.1 million from discontinued operations in 2005, as compared to net earnings from discontinued operations of $14.9 million in 2004 and $5.8 million in 2003. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the years ended December 31, 2005 and 2004, included a $.1 million loss and a $12.7 million gain, respectively, on sale of discontinued operations. The $.1 million loss recognized in 2005 related to the sale of the discontinued DOM business. The $12.7 million gain recognized during 2004 consisted of a $37.1 million gain on the sale of two discontinued businesses (NEMEF and Corbin) in early 2004, partially offset by a $24.4 million goodwill impairment charge associated with the discontinued DOM business.

        The Corporation reported net earnings of $543.9 million, $456.0 million, and $293.0 million, or $6.69, $5.59, and $3.75 per share on a diluted basis, for the years ended December 31, 2005, 2004, and 2003, respectively.

Business Segments

As more fully described in Note 18 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

POWER TOOLS AND ACCESSORIES

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 18 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2005	2004	2003

Sales to unaffiliated customers	$4,768.4	$3,796.0	$3,322.9
Segment profit	635.1	492.1	371.3

        Sales to unaffiliated customers in the Power Tools and Accessories segment during 2005 increased 26% over the 2004 level. The incremental effect of the acquired Porter-Cable and Delta Tools Group business for the first nine months of 2005 accounted for 19 percentage points of the 26% increase in 2005, while sales of the legacy Power Tools and Accessories businesses, including the acquired Porter-Cable and Delta Tools Group for the final three months of 2005, accounted for the remaining 7 percentage points of growth.

        Sales in North America increased 36% during 2005 over the prior year’s level. Of this increase, 27 percentage points were due to the incremental sales of the acquired Porter-Cable and Delta Tools Group businesses for the first nine months of 2005 and the remaining 9 percentage points were due to the legacy power tools and accessories business. Sales of the Corporation’s legacy professional power tools and accessories business in North America increased at a double-digit rate over the 2004 levels. Sales of the Corporation’s legacy consumer power tools and accessories business increased at a mid-single-digit rate as a result of higher sales of consumer power tools and accessories, lawn and garden products, and cleaning and lighting products.

        Sales in Europe during 2005 increased at a mid-single-digit rate over the 2004 levels due to the incremental effect of the acquired Porter-Cable and Delta Tools Group. Excluding the incremental effect of the acquired Tools Group, sales in Europe increased slightly over the 2004 level. Sales of the Corporation’s legacy professional tools and accessories business in Europe during 2005 increased at a low single-digit rate as compared to 2004 as weaker economic conditions in the United Kingdom mitigated growth in other regions. Sales of the Corporation’s legacy consumer power tools and accessories businesses in Europe during 2005 approximated sales in the prior year. In November 2005, the Corporation sold the FLEX business, the major European component of the Porter-Cable and Delta Tools Group.

        Sales in other geographic areas increased at a double-digit rate during 2005 over the 2004 levels. That increase resulted from a double-digit rate of increase in Latin America and Asia, which was partially offset by a high single-digit rate of decline in Australia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment was 13.3% for 2005, as compared to 13.0% in 2004. That increase in segment profit as a percentage of sales resulted from a reduction in selling, general, and administrative expenses as a percentage of sales partially offset by a lower gross margin as a percentage of sales. The reduction in selling, general, and administrative expenses as a percentage of sales was attributable to both the impact of the Tools Group acquisition – due to the lower expenses of this business – and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses. Gross margin as a percentage of sales declined during 2005 as compared to 2004 as the impact of the lower-margin Tools Group offset improvements in gross margin as a percentage of sales in the Corporation’s legacy businesses. Gross margin improved in the legacy businesses in 2005 due to favorable product mix, productivity gains, foreign currency effects, restructuring savings, and absorption benefits, which offset the negative effects of pricing actions and raw material inflation. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, the Corporation has been required to use judgment in its determination of the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of its legacy businesses. The Corporation estimates that the Tools Group acquisition had an approximate 60 basis point negative impact on segment profit as a percentage of sales for 2005.

        Sales to unaffiliated customers in the Power Tools and Accessories segment during 2004 increased 14% over the 2003 level. Sales of the Porter-Cable and Delta Tools Group businesses acquired early in the fourth quarter of 2004, accounted for 7 percentage points of the 14% increase in 2004, while sales of the legacy Power Tools and Accessories businesses accounted for the remaining 7 percentage points of growth.

        Sales in North America increased at a double-digit rate during 2004 over the prior year’s level. Approximately half of this increase was due to the incremental sales of the acquired Porter-Cable and Delta Tools Group businesses. Sales of the Corporation’s legacy professional power tools and accessories business in North America increased at a double-digit rate as sales grew in all major channels and product lines. Sales of the Corporation’s consumer power tools and accessories business grew at a mid-single-digit rate during 2004, compared to 2003, as increased sales of consumer power tools and lawn and garden products were partially offset by lower sales of accessories and cleaning and lighting products.

        Sales in Europe during 2004 increased at a low single-digit rate due to the incremental sales of FLEX, a component of the acquired Porter-Cable and Delta Tools Group business, and a high single-digit rate of increase in sales of the Corporation’s legacy European professional power tools and accessories business. These increases were partially offset by a low single-digit rate of decrease in sales of consumer power tools and accessories, largely as a result of lower sales of lawn and garden products.

        Sales in other geographic areas increased at a double-digit rate during 2004 over the 2003 levels. Sales of the Corporation’s legacy power tools and accessories businesses in other geographic areas during 2004 increased at a high single-digit rate over the prior year’s level as sales increased at a high single-digit rate in Central and South America and at a double-digit rate in Asia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment improved from 11.2% in 2003 to 13.0% in 2004. That improvement resulted from an increase in gross margin and a reduction in selling, general, and administrative expenses, both as a percentage of sales. Improvements in gross margin as a percentage of sales were due to the positive effects of restructuring and other productivity initiatives, favorable product mix, and foreign currency effects, partially offset by the negative effects of pricing actions and, to a lesser extent, rising raw material costs. The reduction in selling, general, and administrative expenses as a percentage of sales was principally due to the impact of the Porter-Cable and Delta Tools Group acquisition. The acquisition of the lower-margin Porter-Cable and Delta Tools Group early in the fourth quarter of 2004 had an approximate 40-basis-point negative impact on segment profit as a percentage of sales for the year ended December 31, 2004.

HARDWARE AND HOME IMPROVEMENT

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 18 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2005	2004	2003

Sales to unaffiliated customers	$1,012.4	$963.2	$719.6
Segment profit	143.6	146.3	93.4

        Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 5% during 2005 over the 2004 level. During 2005, sales of plumbing products increased at a double-digit rate over the 2004 level due to increased listings at a significant customer and strong sales at other retailers. Sales of security hardware products in 2005 increased slightly over the 2004 level, as a mid-single-digit rate of increase in sales of the Kwikset business in North America was substantially offset by a mid-single-digit rate of decline in sales of the Baldwin and Weiser businesses.

        Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 14.2% for 2005 and 15.2% for 2004. The decline in segment profit as a percentage of sales in 2005 was attributable to a decline in gross margin, which was primarily due to the negative effects of pricing actions, higher raw material costs, and transition costs associated with the integration of lockset operations, including the closure of a manufacturing site. Gross margin for 2005 was also negatively impacted by the write-down of property and equipment. Selling, general, and administrative expenses as a percentage of sales decreased slightly in 2005, as compared to the 2004 level, due to the leverage of expenses over a higher sales base, which was partially offset by increased distribution and transportation costs.

        Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 34% during 2004 over the 2003 level. During 2004, the impact of the Baldwin and Weiser acquisition accounted for 25 percentage points of the 34% increase, while higher sales of the Price Pfister and Kwikset businesses, coupled with sales growth in the Baldwin and Weiser businesses after the anniversary of the acquisition, accounted for the remaining 9 percentage points. Sales of plumbing products increased at a double-digit rate during 2004, reflecting the expansion of listings at a key retailer that occurred during the third quarter of 2003 as well as higher sales at other retailers. Sales of Kwikset security hardware products increased over the 2003 level at a mid-single-digit rate due to strong retail sales.

        Segment profit as a percentage of sales for the Hardware and Home Improvement segment rose to 15.2% for 2004 from 13.0% for 2003. Segment profit as a percentage of sales for 2004 benefited from significant gross margin improvement. That gross margin improvement was primarily driven by volume leverage and productivity improvements, partially offset by the impact of higher raw material costs as well as costs associated with manufacturing rationalization in the security hardware business. The acquisition of Baldwin and Weiser did not have a significant effect on segment profit as a percentage of sales during 2004.

FASTENING AND ASSEMBLY SYSTEMS

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 18 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2005	2004	2003

Sales to unaffiliated customers	$659.7	$617.8	$558.3
Segment profit	95.0	85.3	83.0

        Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 7% in 2005 over the 2004 level, with the incremental sales of the MasterFix business for the first three months of 2005 accounting for 1 percentage point of that increase. Sales in the automotive channel in North America increased at a mid-single-digit rate over the level experienced in 2004. Sales in the industrial channel in North America decreased at a low single-digit rate, as compared to 2004. Sales in Europe increased at a double-digit rate, as compared to 2004. Sales in the European industrial business increased at a high single-digit rate of growth – due in part, to incremental sales of the acquired MasterFix business – during 2005 over the 2004 level. Sales in the European automotive business increased at a double-digit rate during 2005 over the 2004 level. Sales in Asia during 2005 increased at a double-digit rate, as compared to 2004.

        Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 13.8% in 2004 to 14.4% in 2005. The increase in segment profit as a percentage of sales was attributable to the positive effects of pricing actions and the leverage of expenses over a higher sales base, partially offset by higher commodity costs.

        Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 11% in 2004 over the 2003 level. During March 2004, the Corporation completed the acquisition of MasterFix, an industrial fastening company with operations in Europe and Asia. Incremental sales of the MasterFix business accounted for 3 percentage points of the 11% increase in 2004. Sales in North America during 2004 increased at a high single-digit rate over the 2003 level, with increases in both the industrial and automotive channels. Sales in Europe during 2004 increased over the 2003 level at a double-digit rate, due largely to the incremental sales of the MasterFix business. The Fastening and Assembly System segment’s legacy European industrial business experienced a mid-single-digit rate of growth during 2004 as compared to 2003, while sales in its legacy European automotive business approximated the 2003 level. Sales in the segment’s legacy businesses in Asia increased at a double-digit rate in 2004, as compared to 2003.

        Segment profit as a percentage of sales for the Fastening and Assembly Systems segment declined from 14.9% in 2003 to 13.8% in 2004, primarily due to significant costs increases in steel and other raw materials. The incremental impact of the MasterFix business did not have a significant effect on segment profit as a percentage of sales of the Fastening and Assembly Systems segment during 2004.

OTHER SEGMENT-RELATED MATTERS

As indicated in the first table of Note 18 of Notes to Consolidated Financial Statements, segment profit (loss) associated with Corporate, Adjustments, and Eliminations was $(72.6) million, $(97.7) million, and $(78.4) million for the years ended December 31, 2005, 2004, and 2003, respectively. Corporate expenses for the year ended December 31, 2005, declined from the prior year’s level as the positive effects of increased allocations of Corporate expenses to the reportable business segments to reflect the impact of acquired businesses, lower expenses associated with intercompany eliminations, and a lower level of expenses directly related to the reportable business segments offset the negative effects of increased pension, postretirement benefits, and environmental expenses. Corporate expenses for the year ended December 31, 2004, increased over that experienced in 2003 as the positive effects of lower levels of medical-related expenses and expenses directly related to reportable business segments, coupled with increased allocations of Corporate expenses to the business segments to reflect the impact of acquired businesses, were offset by the negative effects of increased expenses for pensions, postretirement benefits, and stock-based compensation, as well as higher expenses associated with intercompany eliminations and compliance with Section 404 of the Sarbanes-Oxley Act.

        As more fully described in Note 18 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described herein under the caption “Financial Condition”, expense recognized by the Corporation in 2005 relating to its pension and other postretirement benefits increased by approximately $19 million over the 2004 levels. Expense recognized by the Corporation in 2004 relating to its pension and other postretirement benefits increased by approximately $19 million over the 2003 levels. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the second table included in Note 18 of Notes to Consolidated Financial Statements was expense of $13.8 million in 2005, as compared to income of $.8 million and $15.4 million for 2004 and 2003, respectively. That increase in expense resulted from the higher level of pension and other postretirement benefit expenses in 2005 – exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments – not allocated to the reportable business segments.

        Income (expenses) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $3.3 million, $(10.0) million, and $(15.0) million for the years ended December 31, 2005, 2004, and 2003, respectively. The $3.3 million of segment-related income excluded from segment profit in 2005 principally related to a reduction in reserves for certain legal matters associated with the Power Tools and Accessories and Hardware and Improvement segments. The $(10.0) million of segment-related expense excluded from segment profit in 2004 principally related to restructuring-related expenses associated with the Hardware and Home Improvement and Power Tools and Accessories segments. The $15.0 million of segment-related expenses excluded from segment profit in 2003 principally related to restructuring-related expenses associated with the Power Tools and Accessories segment of approximately $9.1 million, as well as certain reserves established relating to the Power Tools and Accessories and Hardware and Home Improvement segments.

        As indicated in Note 18 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $31.6 million pre-tax restructuring charge recognized in 2003, $21.1 million related to the businesses in the Power Tools and Accessories segment, and $10.5 million related to the businesses in the Hardware and Home Improvement segment.

DISCONTINUED OPERATIONS

As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, the European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, has been reflected as discontinued operations in the Consolidated Financial Statements. As such, the operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the Corporation’s continuing operations. In November 2005, the Corporation completed the sale of the DOM security hardware business for an aggregate price of $17.2 million net of cash transferred. In January 2004, the Corporation completed the sale of two European security hardware businesses, NEMEF and Corbin, for an aggregate price of $77.5 million net of cash transferred.

        Net (loss) earnings of the discontinued European security hardware business were $(.1) million ($— per share on a diluted basis) for the year ended December 31, 2005; $14.9 million ($.19 per share on a diluted basis) for the year ended December 31, 2004; and $5.8 million ($.07 per share on a diluted basis) for the year ended December 31, 2003. Earnings from discontinued operations include a pre-tax restructuring reversal of $.6 million for the year ended December 31, 2003.

Restructuring Actions

The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2005, is included in Note 20 of Notes to Consolidated Financial Statements.

        In 2004, the Corporation recognized $5.4 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2004 principally reflected severance benefits. The $5.4 million charge recognized during 2004 was offset, however, by the reversal of $4.0 million of severance accruals established as part of previously provided restructuring reserves that were no longer required and $1.4 million representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.

        During the fourth quarter of 2001, the Corporation formulated a restructuring plan designed to reduce its manufacturing footprint, variable production costs, and selling, general, and administrative expenses. The following discussion excludes the restructuring actions relating to the discontinued European security hardware business. Earnings from discontinued operations include pre-tax restructuring reversals of $.6 million for the year ended December 31, 2003.

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

        The $20.6 million pre-tax restructuring charge recognized in 2003 principally reflected actions relating to the Power Tools and Accessories segment to reduce its manufacturing cost base as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions. Actions to reduce the Corporation’s manufacturing cost base in the Power Tools and Accessories segment include the closure of one facility in the United States and the transfer of certain additional power tool production from a facility in the United States to a low-cost facility in Mexico. The 2003 restructuring charge provided for actions to reduce selling, general, and administrative expenses, principally in Europe, and to a lesser extent in the United States, principally reducing headcount.

        As indicated in Note 20 of Notes to Consolidated Financial Statements, the severance benefits accrual, included in the $31.6 million pre-tax restructuring charge taken in 2003, related to the elimination of approximately 1,700 positions in high-cost manufacturing locations and in certain administrative positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 1,300 replacement positions were filled, yielding a net total of 400 positions eliminated as a result of the 2003 restructuring actions.

        During 2005, the Corporation substantially completed the execution of the restructuring plan that was formulated in the fourth quarter of 2001 and the closure of the manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser.

        In addition to the recognition of restructuring and exit costs, the Corporation also recognized related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under accounting principles generally accepted in the United States (restructuring-related expenses). Those restructuring-related expenses included items – directly related to the underlying restructuring actions – that benefited on-going operations, such as costs associated with the transfer of equipment. Operating results for the years ended December 31, 2005 and 2004, included approximately $15 million of restructuring-related expenses in both years.

        The Corporation realized benefits of approximately $22 million and $70 million in 2005 and 2004, respectively, net of restructuring-related expenses. Those benefits resulted in a reduction in cost of goods sold of approximately $17 million and $58 million in 2005 and 2004, respectively, and a reduction in selling, general, and administrative expenses of approximately $5 million and $12 million in 2005 and 2004, respectively. The Corporation expects that pre-tax savings associated with the restructuring actions related to the integration of Baldwin and Weiser into its existing security hardware business will benefit 2006 results by approximately $25 million, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2006, approximately 85% will benefit gross margin and 15% will be realized through a reduction of selling, general, and administrative expenses.

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

        As previously indicated, the pre-tax restructuring charges recognized in 2004 and 2003, of $— and $31.6 million, respectively, were net of reversals in 2004 and 2003 of previously provided restructuring reserves that were no longer required and proceeds received in excess of the adjusted carrying value of long-lived assets in the aggregate of $5.4 million and $13.2 million, respectively. Adjustments to the severance component of restructuring reserves previously established related to: (i) actual attrition factors that differed from those initially estimated; (ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and (iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. During 2004 and 2003, none of the adjustments to the severance obligations recorded in connection with restructuring actions was individually significant. Adjustments to the asset write-down component of restructuring reserves previously established related to the receipt of proceeds in excess of adjusted carrying values of fixed assets that were disposed of in connection with the restructuring actions. Adjustments to the other charge component of restructuring reserves previously established principally related to settlement of operating lease commitments at amounts less than initially estimated or the Corporation’s ability to sublease certain facilities exited as part of the restructuring actions.

        Asset write-downs taken as part of the 2003 restructuring charge included land, buildings, and manufacturing equipment. The carrying values of land and buildings to be sold were written down to their estimated fair values, generally based upon third party offers, less disposal costs. The carrying values of manufacturing equipment and furniture and fixtures were written down to their fair value based upon estimated salvage values, which generally were negligible, less disposal cost.

        In addition to the previously discussed restructuring actions, prior to the date of the acquisition of Baldwin and Weiser and during the fourth quarter of 2003, the Corporation identified opportunities to restructure these businesses as well as to integrate these businesses into the existing security hardware business included in the Corporation’s Hardware and Home Improvement segment. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired businesses of $3.7 million. These actions principally reflected severance benefits associated with administrative and manufacturing actions related to the acquired businesses, including the closure of an acquired administration and distribution facility. These restructuring actions were completed in 2005.

        Also, prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during the fourth quarter of 2004, the Corporation identified opportunities to restructure these businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved restructuring actions relating to the acquired business of $15.2 million. These actions principally reflected severance costs associated with administrative and manufacturing actions related to the acquired businesses, including the closure of three manufacturing facilities, and lease and other contractual obligations for which no future benefit will be realized. Certain of these restructuring actions commenced in 2004 and the remainder commenced in 2005. The Corporation expects that these restructuring actions will be completed by the end of 2006.

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

        From time to time, currencies may strengthen or weaken in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impacts of any future currency movements, there is no assurance that such movements will not adversely affect the Corporation.

        Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders’ equity. During 2005, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity, decreased stockholders’ equity by $89.1 million, compared to an increase of $95.8 million in 2004.

        The materials used in the manufacturing of the Corporation’s products, which include certain components and raw materials, are subject to price volatility. These component parts and raw materials are principally subject to market risk associated with changes in the price of aluminum, copper, steel, resins, and zinc. The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources. While future movements in prices of raw materials and component parts are uncertain, the Corporation uses a variety of methods, including established supply arrangements, purchase of component parts and raw materials for future delivery, and supplier price commitments, to address this risk. In addition, the Corporation utilizes derivatives to manage its risk to changes in the prices of certain commodities. As of December 31, 2005, no commodity hedges were outstanding.

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

        In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 64% at December 31, 2005, compared to 52% at December 31, 2004, and 47% at December 31, 2003. At December 31, 2005, average debt maturity was 4.9 years compared to 8.3 years at December 31, 2004, and 8.8 years at December 31, 2003. At December 31, 2005, average long-term debt maturity was 7.3 years compared to 8.3 years at December 31, 2004, and 8.8 years at December 31, 2003.

INTEREST RATE SENSITIVITY

        The following table provides information as of December 31, 2005, about the Corporation’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation’s reporting currency, as of December 31, 2005.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. DOLLARS IN MILLIONS)	2006	2007	2008	2009	2010	THEREAFTER	TOTAL	FAIR VALUE (ASSETS)/ LIABILITIES

LIABILITIES
Short-term borrowings Variable rate (other currencies)	$566.9	$–	$–	$–	$–	$–	$566.9	$566.9
Average interest rate	4.56%						4.56%
Long-term debt
Fixed rate (U.S. dollars)	$155.1	$150.2	$.2	$.1	$–	$850.0	$1,155.6	$1,194.3
Average interest rate	7.00%	6.55%	7.00%	7.00%		6.27%	6.41%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$125.0	$75.0	$–	$–	$–	$325.0	$525.0	$(5.8)
Average pay rate (a)
Average receive rate	6.03%	5.22%				5.08%	5.33%

(a)	The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount which matures in 2007 and thereafter and is based upon 3-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

As discussed above, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2005, the Corporation has hedged a portion of its 2006 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2006 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar. The Corporation estimated that this would have the effects of reducing gross profits for 2006 by approximately $15 million. The Corporation also estimated the effects on 2006 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% weakening in the value of the United States dollar. A uniform 10% weakening in the value of the United States dollar would have the effect of increasing gross profits.

        In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors’ products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, compared to those experienced during 2005, inherent in the foreign exchange hedging portfolio at December 31, 2005.

Critical Accounting Policies

The Corporation’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

        The Corporation believes that, of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

        As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $1,115.7 million at December 31, 2005. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

        Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Corporation considers current market conditions, including interest rates, in making these assumptions. The Corporation develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Corporation’s discount rate for United States defined benefit pension plans was 5.75% and 6.00% at December 31, 2005 and 2004, respectively. As discussed further in Note 13 of Notes to Consolidated Financial Statements, the Corporation develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Corporation’s expected long-term rate of return assumption for United States defined benefit plans for 2005 and 2006 is 8.75%.

        The Corporation believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Corporation’s financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the market-related value of assets. The Corporation’s aggregate fair value of plan assets exceeded the market-related value of assets by approximately $14.7 million as of the 2005 measurement date. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Also, gains and losses resulting from changes in assumptions and from differences between assumptions and actual experience (except those differences being amortized to the market-related value of assets) are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Corporation expects that its pension and other postretirement benefit costs in 2006 will exceed the costs recognized in 2005 by approximately $12.0 million. This increase is principally attributable to two factors: the effect of amortization of certain actuarial losses and a reduction in the market-related value of pension plan assets as compared to the prior year.

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

        Further, as indicated in Note 21 of Notes to Consolidated Financial Statements, insurance recoveries for environmental and certain general liability claims have not been recognized until realized. Any insurance recoveries, if realized in future periods, could have a favorable impact on the Corporation’s financial condition or results of operations in the periods realized.

        The Corporation is also subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact the Corporation’s financial statements.

        During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counter-claim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit). In February 2006, the Fourth Circuit issued its decision, deciding two of three issues in the Corporation’s favor and remanding the third issue for trial in the Court. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and the imposition of related interest, it would result in a cash outflow of approximately $160 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. The Corporation believes that any such outflow or inflow is unlikely to occur until 2007 or later.

Impact of New Accounting Standards

As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation has not yet adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments, or SFAS No. 151, Inventory Costs.

Financial Condition

Operating activities generated cash of $628.0 million for the year ended December 31, 2005, compared to $619.1 million of cash generated for the year ended December 31, 2004. Cash flow from operating activities included cash flow from discontinued operations of $4.7 million and $3.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided by operating activities in 2005 over 2004 was primarily the result of increased earnings from continuing operations, including the effect of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer, which was partially offset by increased cash usage associated with working capital and income taxes. The Corporation will be required to make income tax payments – associated with the repatriation of previously unremitted foreign earnings under the American Jobs Creation Act of 2004 – in the first quarter of 2006. Increases in inventories and receivables (associated with the higher level of sales and to achieve higher service levels) exceeded the increase in accrued liabilities (associated with higher sales and earnings levels) in 2005 as compared to 2004.

        As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2005, increased slightly from the number of days sales outstanding as of December 31, 2004. Average inventory turns as of December 31, 2005, approximated average inventory turns as of December 31, 2004.

        Investing activities for the year ended December 31, 2005 used cash of $34.6 million compared to $819.6 million of cash used in 2004. This decrease in cash used was primarily the result of acquisition and divestiture activity. In 2005, cash proceeds from divesture and acquisition activity totaled $61.2 million, including $33.6 million associated with the sale of Flex, $17.2 million associated with the sale of discontinued operations, and $10.4 million of cash received during 2005 associated with the preliminary adjustment to the purchase price of the Porter-Cable and Delta Tools Group. In 2004, cash used for acquisition and divestiture activity totaled $727.1 million, including $792.0 million, net of cash acquired, for the acquisition of the Porter-Cable and Delta Tools Group and $12.6 million of cash used for other acquisitions – including the purchase of MasterFix, which was partially offset by $77.5 million of net proceeds from the sale of two of the discontinued European security hardware businesses. Capital expenditures were $111.1 million and $117.8 million in 2005 and 2004, respectively. The Corporation anticipates that its capital spending in 2006 will approximate $120 million.

        Financing activities used cash of $129.2 million in 2005, compared to cash provided of $391.9 million in 2004. The increased use of cash for financing activities primarily resulted from the purchase by the Corporation of 6,276,700 shares of its common stock at an aggregate cost of $525.7 million, the repayment of $136.0 million of preferred stock of a subsidiary, and the increase of the Corporation’s dividend payments, which increased – on a per share basis – from $.84 during 2004 to $1.12 during 2005. Dividend payments were $88.6 million and $67.5 million in 2005 and 2004, respectively. The increased use of cash for financing activities during 2005 was offset by the increase in short-term borrowings of $565.6 million associated with the repatriation of foreign earnings under the American Jobs Creation Act of 2004 and $56.0 million of proceeds received upon the issuance of common stock under employee benefit plans. Cash provided by financing activities in 2004 included $295.4 million of proceeds, net of discounts and debt issuance costs, received in October 2004 upon the issuance of $300 million of 4.75% Senior Notes due in 2014. Cash provided by financing activities in 2004 also included $171.6 million of proceeds received upon the issuance of common stock under employee benefit plans. During the year ended December 31, 2004, the Corporation repurchased 66,100 shares of its common stock at an aggregate cost of $3.6 million.

        The Corporation implemented its share repurchase program based upon the belief that its shares were undervalued and to manage share growth resulting from option exercises. At December 31, 2005, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 4,068,795 shares of its common stock.

        Subsequent to December 31, 2005, the Corporation repurchased 1,012,700 shares of its common stock at an aggregate cost of $84.3 million. After those share repurchases, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3,056,095 shares of its common stock.

        On February 9, 2006, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.38 per share of the Corporation’s outstanding common stock payable during the first quarter of 2006. The $.38 dividend represents a 36% increase over the $.28 quarterly dividend paid by the Corporation since the first quarter of 2005. Future dividends will depend on the Corporation’s earnings, financial condition, and other factors.

        As discussed further in Note 13 of Notes to Consolidated Financial Statements, in accordance with SFAS No. 87, Employer’s Accounting for Pensions, the Corporation has recorded a minimum pension liability adjustment at December 31, 2005 as a charge to stockholders’ equity of $337.6 million, net of tax. That charge to stockholders’ equity did not impact the Corporation’s compliance with covenants under its borrowing agreements or cash flow. The Corporation’s expense recognized relating to its pension and other postretirement benefit plans increased by approximately $19 million in 2005 over the 2004 levels. The Corporation anticipates that the expense recognized relating to its pension and other postretirement benefit plans in 2006 will increase by approximately $12 million over the 2005 levels. That increase is partially attributable to the amortization of previously unrecognized actuarial losses that gave rise to the minimum liability adjustment. As discussed further in Note 13 of Notes to Consolidated Financial Statements, the Corporation does not anticipate that the funding requirements relating to the pension benefit plans in 2006 will be material.

        During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counter-claim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit Court). In February 2006, the Fourth Circuit Court issued its decision, deciding two of three issues in the Corporation’s favor and remanding the third issue for trial in the Court. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and the imposition of related interest, it would result in a cash outflow by the Corporation of approximately $160 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. The Corporation believes that any such outflow or inflow is unlikely to occur until 2007 or later.

        The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation’s capital expenditures or financial position.

        The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to complete the restructuring and integration actions previously described. As more fully described in Note 12 of Notes to Consolidated Financial Statements, during 2005 the Corporation repatriated $888.3 million of previously unremitted foreign earnings under the American Jobs Creation Act of 2004. That repatriation resulted in an increase in the Corporation’s short-term borrowing levels and a corresponding increase in cash and cash equivalents. For amounts available at December 31, 2005, under the Corporation’s revolving credit facilities and under short-term borrowing facilities, see Note 8 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its existing and future unsecured revolving credit facilities or under short-term borrowing facilities. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

        The following table provides a summary of the Corporation’s contractual obligations by due date (in millions of dollars). The Corporation’s short-term borrowings, long-term debt, and lease commitments are more fully described in Notes 8, 9, and 19, respectively, of Notes to Consolidated Financial Statements.

	PAYMENTS DUE BY PERIOD
	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	AFTER 5 YEARS	TOTAL

Short-term borrowings (a) (b)	$566.9	$–	$–	$–	$566.9
Long-term debt	155.1	150.4	.1	850.0	1,155.6
Operating leases	63.2	92.4	40.5	20.2	216.3
Purchase obligations (c)	445.5	6.5	1.5	.6	454.1

Total contractual cash obligations (d)	$1,230.7	$249.3	$42.1	$870.8	$2,392.9

(a)

As more fully described in Note 8 of Notes to Consolidated Financial Statements, the Corporation has a $1.0 billion credit facility that matures in October 2009 and a $1.0 billion commercial paper program. There was $467.2 million outstanding under the commercial paper program at December 31, 2005. The Corporation’s average borrowing outstanding under these facilities during 2005 was $213.8 million.

(b)

As described in Note 8 of Notes to Consolidated Financial Statements, certain subsidiaries of the Corporation outside of the United States have uncommitted lines of credit of $399.0 million at December 31, 2005. These uncommitted lines of credit do not have termination dates and are reviewed periodically.

(c)

The Corporation enters into contractual arrangements that result in its obligation to make future payments, including purchase obligations. The Corporation enters into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components, and sourced products, sponsorship arrangements, and arrangements for other services.

(d)

The Corporation anticipates that funding of its pension and postretirement benefit plans in 2006 will approximate $31 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Corporation has not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption “Hedging Activities” and in Item 8 of this report in Notes 1 and 10 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings – years ended December 31, 2005, 2004, and 2003.

Consolidated	Balance Sheet – December 31, 2005 and 2004.

Consolidated	Statement of Stockholders’ Equity – years ended December 31, 2005, 2004, and 2003.

Consolidated	Statement of Cash Flows – years ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,	2005		2004		2003

SALES	$6,523.	7	$5,398.	4	$4,482.	7
Cost of goods sold	4,206.	6	3,432.	9	2,887.	1
Selling, general, and administrative expenses	1,504.	0	1,336.	3	1,135.	3
Restructuring and exit costs	–		–		31.	6

OPERATING INCOME	813.	1	629.	2	428.	7
Interest expense (net of interest income of
$36.5 for 2005, $35.8 for 2004, and $25.5 for 2003)	45.	4	22.	1	35.	2
Other (income) expense	(51.	6)	2.	8	2.	6

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	819.	3	604.	3	390.	9
Income taxes	275.	3	163.	2	103.	7

NET EARNINGS FROM CONTINUING OPERATIONS	544.	0	441.	1	287.	2

DISCONTINUED OPERATIONS (NET OF INCOME TAXES):
Earnings of discontinued operations (net of income taxes
of $.5 for 2005, $1.0 for 2004, and $3.5 for 2003)	–		2.	2	5.	8
(Loss) gain on sale of discontinued operations
(net of impairment charge of $24.4 in 2004)	(.	1)	12.	7	–

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	(.	1)	14.	9	5.	8

NET EARNINGS	$543.	9	$456.	0	$293.	0

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$6.8	7	$5.5	3	$3.6	9
Discontinued operations	–		.1	9.0		7

NET EARNINGS PER COMMON SHARE– BASIC	$6.8	7	$5.7	2	$3.7	6

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$6.6	9	$5.4	0	$3.6	8
Discontinued operations	–		.1	9.0		7

NET EARNINGS PER COMMON SHARE–
ASSUMING DILUTION	$6.6	9	$5.5	9	$3.7	5

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DECEMBER 31,	2005	2004

ASSETS
Cash and cash equivalents	$967.6	$514.4
Trade receivables, less allowances of $45.1 for 2005 and $52.1 for 2004	1,130.6	1,046.6
Inventories	1,049.1	981.8
Current assets of discontinued operations	–	70.8
Other current assets	200.1	313.6

TOTAL CURRENT ASSETS	3,347.4	2,927.2

PROPERTY, PLANT, AND EQUIPMENT	668.8	754.6
GOODWILL	1,115.7	1,184.0
OTHER ASSETS	684.7	665.0

	$5,816.6	$5,530.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$566.9	$1.1
Current maturities of long-term debt	155.3	.5
Trade accounts payable	466.8	466.9
Current liabilities of discontinued operations	–	29.9
Other current liabilities	1,075.0	1,294.2

TOTAL CURRENT LIABILITIES	2,264.0	1,792.6

LONG-TERM DEBT	1,030.3	1,200.6
DEFERRED INCOME TAXES	188.5	171.1
POSTRETIREMENT BENEFITS	419.0	423.4
OTHER LONG-TERM LIABILITIES	391.2	384.4
STOCKHOLDERS' EQUITY
Common stock (outstanding: December 31, 2005– 77,357,370 shares;
December 31, 2004– 82,095,161 shares)	38.7	41.0
Capital in excess of par value	273.8	699.6
Unearned restricted stock compensation	(20.0)	(12.6)
Retained earnings	1,616.8	1,161.5
Accumulated other comprehensive income (loss)	(385.7)	(330.8)

TOTAL STOCKHOLDERS' EQUITY	1,523.6	1,558.7

	$5,816.6	$5,530.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

	OUTSTANDING COMMON SHARES	PAR VALUE	CAPITAL IN EXCESS OF PAR VALUE	UNEARNED RESTRICTED STOCK COMPENSATION	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT DECEMBER 31, 2002	79,604,786	$39.8	$550.1	$–	$524.3	$(514.6)	$599.6
Comprehensive income (loss):
Net earnings	–	–	–	–	293.0	–	293.0
Net loss on derivative instruments
(net of tax)	–	–	–	–	–	(15.8)	(15.8)
Minimum pension liability
adjustment (net of tax)	–	–	–	–	–	(20.2)	(20.2)
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	–	98.4	98.4

Comprehensive income	–	–	–	–	293.0	62.4	355.4

Cash dividends on common stock
($.57 per share)	–	–	–	–	(44.3)	–	(44.3)
Purchase and retirement
of common stock	(2,011,570)	(1.0)	(76.5)	–	–	–	(77.5)
Common stock issued under
employee benefit plans	340,248	.2	13.1	–	–	–	13.3

BALANCE AT DECEMBER 31, 2003	77,933,464	39.0	486.7	–	773.0	(452.2)	846.5
Comprehensive income (loss):
Net earnings	–	–	–	–	456.0	–	456.0
Net gain on derivative instruments
(net of tax)	–	–	–	–	–	4.9	4.9
Minimum pension liability
adjustment (net of tax)	–	–	–	–	–	49.4	49.4
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	–	95.8	95.8
Write-off of accumulated foreign
currency translation
adjustments due to
sale of businesses	–	–	–	–	–	(28.7)	(28.7)

Comprehensive income	–	–	–	–	456.0	121.4	577.4

Cash dividends on common stock
($.84 per share)	–	–	–	–	(67.5)	–	(67.5)
Restricted stock grants	278,296	.1	15.8	(15.9)	–	–	–
Restricted stock amortization,
net of forfeitures	(7,950)	–	(.5)	3.3	–	–	2.8
Purchase and retirement
of common stock	(66,100)	–	(3.6)	–	–	–	(3.6)
Common stock issued under
employee benefit plans	3,957,451	1.9	201.2	–	–	–	203.1

BALANCE AT DECEMBER 31, 2004	82,095,161	41.0	699.6	(12.6)	1,161.5	(330.8)	1,558.7
Comprehensive income (loss):
Net earnings	–	–	–	–	543.9	–	543.9
Net gain on derivative instruments
(net of tax)	–	–	–	–	–	34.8	34.8
Minimum pension liability
adjustment (net of tax)	–	–	–	–	–	15.9	15.9
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	–	(89.1)	(89.1)
Write-off of accumulated foreign
currency translation
adjustments due to
sale of businesses	–	–	–	–	–	(16.5)	(16.5)

Comprehensive income	–	–	–	–	543.9	(54.9)	489.0

Cash dividends on common stock
($1.12 per share)	–	–	–	–	(88.6)	–	(88.6)
Restricted stock grants	199,630	.1	16.3	(16.4)	–	–	–
Restricted stock amortization,
net of forfeitures	(32,280)	–	(2.2)	9.0	–	–	6.8
Purchase and retirement
of common stock	(6,276,700)	(3.1)	(522.6)	–	–	–	(525.7)
Common stock issued under
employee benefit plans	1,371,559	.7	82.7	–	–	–	83.4

BALANCE AT DECEMBER 31, 2005	77,357,370	$38.7	$273.8	$(20.0)	$1,616.8	$(385.7)	$1,523.6

See Notes to Consolidated Financial Statements.

32 & 33

CONSOLIDATED STATEMENT OF CASH FLOWS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

YEAR ENDED DECEMBER 31,	2005	2004	2003

OPERATING ACTIVITIES
Net earnings	$543.9	$456.0	$293.0
Adjustments to reconcile net earnings to cash flow
from operating activities of continuing operations:
Earnings of discontinued operations	–	(2.2)	(5.8)
Loss (gain) on sale of discontinued operations (net of impairment charge)	.1	(12.7)	–
Non-cash charges and credits:
Depreciation and amortization	150.6	142.5	133.4
Restructuring and exit costs	–	–	31.6
Other	.3	(.3)	(8.1)
Changes in selected working capital items
(net of effects of businesses acquired or divested):
Trade receivables	(128.5)	1.3	(6.4)
Inventories	(105.5)	(66.7)	94.2
Trade accounts payable	12.3	(39.9)	21.0
Other current liabilities	81.5	102.8	56.4
Restructuring spending	(13.6)	(25.0)	(40.4)
Other assets and liabilities	82.2	60.2	(7.0)

CASH FLOW FROM OPERATING ACTIVITIES
OF CONTINUING OPERATIONS	623.3	616.0	561.9

CASH FLOW FROM OPERATING ACTIVITIES
OF DISCONTINUED OPERATIONS	4.7	3.1	8.7

CASH FLOW FROM OPERATING ACTIVITIES	628.0	619.1	570.6

INVESTING ACTIVITIES
Capital expenditures	(111.1)	(117.8)	(102.5)
Proceeds from disposal of assets	12.7	26.0	15.0
Purchase of business, net of cash acquired	10.4	(804.6)	(277.6)
Proceeds from sale of business, net of cash transferred	33.6	–	–
Proceeds from sale of discontinued operations, net of cash transferred	17.2	77.5	–
Investing activities of discontinued operations	(.4)	(1.2)	(3.3)
Cash inflow from hedging activities	15.9	7.2	–
Cash outflow from hedging activities	(13.4)	(7.9)	–
Other investing activities, net	.5	1.2	.3

CASH FLOW FROM INVESTING ACTIVITIES	(34.6)	(819.6)	(368.1)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	565.6	(3.4)	(4.9)
Repayment of preferred stock of subsidiary	(136.0)	–	–
Proceeds from long-term debt (net of debt issue cost of $2.4)	–	295.4	–
Payments on long-term debt	(.5)	(.6)	(310.6)
Purchase of common stock	(525.7)	(3.6)	(77.5)
Issuance of common stock	56.0	171.6	11.6
Cash dividends	(88.6)	(67.5)	(44.3)

CASH FLOW FROM FINANCING ACTIVITIES	(129.2)	391.9	(425.7)
Effect of exchange rate changes on cash	(11.0)	14.8	14.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	453.2	206.2	(208.9)
Cash and cash equivalents at beginning of year	514.4	308.2	517.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$967.6	$514.4	$308.2

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2005.

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

Revenue Recognitinon: Revenue from sales of products is recognized when title passes, which occurs either upon shipment or upon delivery based upon contractual terms. The Corporation recognizes customer program costs, including customer incentives such as volume or trade discounts, cooperative advertising and other sales related discounts, as a reduction to sales.

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States, except those subsidiaries operating in highly inflationary economies, generally are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition.

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2005, approximately 30% of the Corporation’s trade receivables were due from two large home improvement retailers.

        The Corporation continuously evaluates the credit-worthiness of its customers and generally does not require collateral.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Corporation accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to an annual impairment test, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Other intangible assets continue to be amortized over their estimated useful lives.

        The Corporation assesses the fair value of its reporting units for its goodwill impairment tests based upon a discounted cash flow methodology. Those estimated future cash flows – which are based upon historical results and current projections – are discounted at a rate corresponding to a “market” rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. The Corporation would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

        The Corporation performed its annual impairment test in the fourth quarters of 2005, 2004, and 2003. No impairment was present upon performing these impairment tests. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $133.8 million in 2005, $118.6 million in 2004, and $100.4 million in 2003.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $339.2 million in 2005, $278.1 million in 2004, and $229.4 million in 2003. Freight charged to customers is recorded as revenue.

Advertising and Promotion: Advertising and promotion expense, which is expensed as incurred, was $193.6 million in 2005, $174.9 million in 2004, and $154.0 million in 2003.

Product Warranties: Most of the Corporation’s products in the Power Tools and Accessories segment and Hardware and Home Improvement segment carry a product warranty. That product warranty, in the United States, generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or repair at no cost to the consumer. Product warranty arrangements outside the United States vary depending upon local market conditions and laws and regulations. The Corporation accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.

Postretirement Benefits: Pension plans, which cover substantially all of the Corporation’s employees in North America, Europe, and the United Kingdom, consist primarily of non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.

        Certain employees are covered by defined contribution plans. The Corporation’s contributions to these plans are based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis.

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

Derivative Financial Instruments: The Corporation is exposed to market risks arising from changes in interest rates. With products and services marketed in over 100 countries and with manufacturing sites in 11 countries, the Corporation also is exposed to risks arising from changes in foreign currency rates. The Corporation uses derivatives principally in the management of interest rate and foreign currency exposure. It does not utilize derivatives that contain leverage features. On the date on which the Corporation enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Corporation measures effectiveness of its hedging relationships both at hedge inception and on an on-going basis.

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

Interest Rate Risk Management: The Corporation has designated each of its outstanding interest rate swap agreements as fair value hedges of the underlying fixed rate obligation. The fair value of the interest rate swap agreements is recorded in other current assets, other assets, other current liabilities, or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligation. The changes in the fair value of the interest rate swap agreements and the underlying fixed rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense in the Consolidated Statement of Earnings. The Corporation has structured all existing interest rate swap agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap.

Foreign Currency Management: The fair value of foreign currency-related derivatives are generally included in the Consolidated Balance Sheet in other current assets and other current liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is reported in cost of goods sold to match the underlying transaction being hedged. Realized and unrealized gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) until the underlying transaction is recognized in earnings.

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

Stock-Based Compensation: As described in Note 17, the Corporation has elected to follow the accounting provisions of Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

        A reconciliation of the Corporation’s net earnings to pro forma net earnings, and the related pro forma earnings per share amounts, for the years ended December 31, 2005, 2004, and 2003, is provided below. For purposes of pro forma disclosure, stock-based compensation expense is recognized in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Further, pro forma stock-based compensation expense is amortized to expense on a straight-line basis over the vesting period.

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)	2005		2004		2003

Net earnings	$543.	9	$456.	0	$293.	0
Adjustment to net earnings for:
Stock-based compensation expense included in
net earnings, net of tax	7.	8	11.	9	2.	6
Pro forma stock-based compensation (expense),
net of tax	(19.	6)	(22.	3)	(19.	3)

Pro forma net earnings	$532.	1	$445.6		$276.3

Pro forma net earnings per common share— basic	$6.7	2	$5.5	9	$3.5	5

Pro forma net earnings per common share—
assuming dilution	$6.5	4	$5.4	9	$3.5	5

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value.

        SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.

        The Corporation is required to adopt SFAS No. 123R effective as of January 1, 2006, and plans to utilize the modified retrospective method of adoption, restating all prior periods. As permitted by SFAS No. 123, the Corporation currently accounts for share-based payments to employees under APBO No. 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Corporation’s results of operations, although it will have no impact on the Corporation’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted SFAS No. 123R in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma earnings per share in the immediately preceding table. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently presented. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption and, upon adoption in 2006, the Corporation will restate its prior Consolidated Statements of Cash Flows to reflect this classification.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The Corporation is required to adopt the provisions of SFAS No. 151, on a prospective basis, as of January 1, 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items – if abnormal – be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Corporation does not believe that the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

NOTE 2: ACQUISITIONS

Effective after the close of business on October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. The Porter-Cable and Delta Tools Group included the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw and FLEX businesses. The addition of the Porter-Cable and Delta Tools Group to the Corporation’s Power Tools and Accessories segment allowed the Corporation to offer customers a broader range of products. The cash purchase price for the transaction was approximately $783.8 million net of cash acquired of $8.3 million and including transaction costs of $5.7 million. That cash purchase price of $783.8 million included a 2004 payment of $21.8 million, on a preliminary basis, based upon the estimated increase in the net assets of the Porter-Cable and Delta Tools Group, and a $10.4 million reduction, received in 2005, representing a preliminary adjustment to the purchase price. The final purchase price is subject to customary adjustments based upon the changes in the net assets of the Porter-Cable and Delta Tools Group through the closing date. The final purchase price has not yet been determined.

        This transaction has been accounted for in accordance with SFAS No.141, Business Combinations, and accordingly the financial position and results of operations have been included in the Corporation’s operations since the date of acquisition.

        The purchase price allocation of the acquired businesses based upon independent appraisals and management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$202.5
Inventories	172.3
Property and equipment	124.6
Goodwill	351.8
Intangible assets	189.4
Other current and long-term assets	44.2

Total assets acquired	1,084.8

Accounts payable and accrued liabilities	225.9
Other liabilities	75.1

Total liabilities	301.0

Fair value of net assets acquired	$783.8

        The purchase price allocation resulted in the recognition of $351.8 million of goodwill primarily related to the anticipated future earnings and cash flows of the Porter-Cable and Delta Tools Group, including the estimated effects of the integration of this business into the Corporation’s Power Tools and Accessories segment. The transaction also generated $189.4 million in intangible assets of which $122.0 million were indefinite-lived intangible assets related to trade names and $67.4 million related to finite-lived intangible assets that will be amortized over periods of 10 to 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet. The Corporation believes that approximately $325 million of the intangible assets and goodwill recognized will be deductible for income tax purposes.

        Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during the fourth quarter of 2004, the Corporation identified opportunities to restructure the acquired businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired businesses. These actions principally reflect severance costs associated with administrative and manufacturing actions related to the acquired businesses, including the closure of three manufacturing facilities, as well as the cost of lease and other contractual obligations for which no future benefit will be realized.

        A summary of integration activity relating to the Porter-Cable and Delta Tools Group during 2005, in millions of dollars, is set forth below:

	SEVERANCE BENEFITS	OTHER CHARGES	TOTAL

Integration reserve at December 31, 2004	$8.7	$6.2	$14.9
Adjustments to previously provided reserves	(.7)	(.3)	(1.0)
Utilization of reserves:
Cash	(5.8)	(3.4)	(9.2)

Integration reserve at December 31, 2005	$2.2	$2.5	$4.7

        Certain of these restructuring actions commenced in 2004 and the remainder commenced in early 2005. The Corporation expects that these restructuring actions will be completed by the end of 2006.

        In November 2005, the Corporation completed the sale of the FLEX business of the acquired Porter-Cable and Delta Tools Group. The effect of the sale was not material to the Corporation.

        In March 2004, the Corporation acquired MasterFix for $7.9 million, net of cash acquired. The results of MasterFix, included in the consolidated financial statements from the date of acquisition, were not material.

        On September 30, 2003, the Corporation acquired Baldwin Hardware Corporation (Baldwin) and Weiser Lock Corporation (Weiser) from Masco Corporation for $277.8 million in cash, including transaction costs of $2.8 million. Baldwin is a leading provider of architectural and decorative products for the home. Weiser is a manufacturer of locksets and decorative exterior hardware and accessories. These additions to the Corporation’s security hardware businesses, a component of its Hardware and Home Improvement segment, allowed the Corporation to offer customers a broader range of styles and price points.

        The Corporation’s acquisition of Baldwin and Weiser has been accounted for in accordance with SFAS No. 141, and accordingly, the financial position and results of operations have been included in the Corporation’s operations since the date of acquisition.

NOTE 3: DISCONTINUED OPERATIONS

The Corporation’s former European security hardware business is classified as discontinued operations. The European security hardware business consisted of the NEMEF, Corbin, and DOM businesses. In November 2005, the Corporation completed the sale of the DOM security hardware business and received cash proceeds, net of cash transferred, of $17.2 million. The final purchase price is subject to customary adjustments based upon changes in the net assets of the DOM security hardware business through the closing date. In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses and received cash proceeds, net of cash transferred, of $74.6 million. In September 2004, the Corporation received additional cash proceeds of $2.9 million. These additional cash proceeds reflect the final adjustment to the purchase price for the net assets of the NEMEF and Corbin businesses at the date of closing.

        During 2005, the Corporation recognized a $.1 million loss on the sale of the DOM security hardware business. During 2004, the Corporation recognized a $12.7 million net gain on the sale of these discontinued operations (the “net gain on sale of discontinued operations”). That net gain consisted of a $37.1 million gain on the sale of the NEMEF and Corbin businesses, less a $24.4 million goodwill impairment charge associated with the DOM business. That goodwill impairment charge was determined as the excess of the carrying value of goodwill associated with the DOM business over its implied fair value.

        The European security hardware business discussed above is reported as discontinued operations in the consolidated financial statements and all prior periods presented have been adjusted to reflect this presentation. Sales and earnings before income taxes of the discontinued operations for each year, in millions of dollars, were as follows:

	2005	2004	2003

Sales	$60.1	$66.2	$119.3
Earnings before income taxes	.5	3.1	9.3

        The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

        The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2004, in millions of dollars, were as follows:

Trade receivables, less allowances	$9.2
Inventories	11.9
Property, plant, and equipment	16.9
Goodwill	28.1
Other assets	4.7

Total assets	70.8

Trade accounts payable	3.7
Other accrual liabilities	7.4
Postretirement benefits and other long-term liabilities	18.8

Total liabilities	29.9

Net assets	$40.9

NOTE 4: INVENTORIES

The classification of inventories at the end of each year, in millions of dollars, was as follows:

	2005	2004

FIFO cost
Raw materials and work-in-process	$257.5	$267.8
Finished products	774.0	692.8

	1,031.5	960.6
Adjustment to arrive at
LIFO inventory value	17.6	21.2

	$1,049.1	$981.8

        The cost of United States inventories stated under the LIFO method was approximately 58% and 53% of the value of total inventories at December 31, 2005 and 2004, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

	2005	2004

Property, plant, and equipment at cost:
Land and improvements	$44.1	$51.6
Buildings	309.7	299.5
Machinery and equipment	1,348.1	1,410.6

	1,701.9	1,761.7
Less accumulated depreciation	1,033.1	1,007.1

	$668.8	$754.6

NOTE 6: GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable business segment, in million of dollars, was as follows:

	POWER TOOLS & ACCESSORIES	HARDWARE & HOME IMPROVEMENT	FASTENING & ASSEMBLY SYSTEMS	TOTAL

Goodwill at January 1, 2004	$25.8	$458.6	$287.3	$771.7
Acquisitions	384.4	–	4.1	388.5
Activity associated with prior year acquisition	4.7	4.8	–	9.5
Currency translation adjustment	2.2	.5	11.6	14.3

Balance at December 31, 2004	417.1	463.9	303.0	1,184.0
Activity associated with prior year acquisition	(31.6)	(.3)	–	(31.9)
Sale of business	(15.2)	–	–	(15.2)
Currency translation adjustment	(1.3)	–	(19.9)	(21.2)

Balance at December 31, 2005	$369.0	$463.6	$283.1	$1,115.7

        The carrying amount of acquired intangible assets included in other assets at the end of each year, in million of dollars, was as follows:

	2005	2004

Customer relationships
(net of accumulated amortization
of $1.4 in 2005 and $.2 in 2004)	$36.0	$11.6
Technology and patents
(net of accumulated amortization
of $2.8 in 2005 and $.9 in 2004)	16.6	18.0
Trademarks and trade names
(net of accumulated amortization
of $.4 in 2005)	208.5	202.1

Total intangibles, net	$261.1	$231.7

        Trademarks and trade names include indefinite-lived assets of $193.9 million and $202.1 million at December 31, 2005 and 2004, respectively.

        During 2005, the Corporation obtained an independent appraisal that was required to finalize certain aspects of the purchase price allocation related to the acquisition of the Porter-Cable and Delta Tools Group which resulted in an increase in acquired intangible assets and a corresponding reduction in goodwill.

        Intangible asset amortization expense in 2005, 2004, and 2003 was $3.5 million, $1.0 million, and $.1 million, respectively. At December 31, 2005, the weighted-average amortization periods were 15 years for customer relationships, 10 years for technology and patents, and 10 years for trademarks and tradenames. The estimated future amortization expense for identifiable intangible assets during each of the next five years is $5.9 million.

NOTE 7: OTHER CURRENT LIABILITIES

Other current liabilities at the end of each year, in millions of dollars, included the following:

	2005	2004

Trade discounts and allowances	$242.8	$254.4
Redeemable preferred stock of subsidiary	–	192.2
Employee benefits	157.1	154.6
Salaries and wages	121.6	135.6
Advertising and promotion	75.1	57.7
Warranty	57.3	55.2
Income taxes, including deferred taxes	101.0	51.4
Accruals related to restructuring actions	6.5	20.2
All other	313.6	372.9

	$1,075.0	$1,294.2

        All other at December 31, 2005 and 2004, consisted primarily of accruals for foreign currency derivatives, interest, insurance, and taxes other than income taxes.

        The following provides information with respect to the Corporation’s warranty accrual, in millions of dollars:

	2005	2004

Warranty reserve at January 1	$55.2	$40.4
Accruals for warranties issued during
the period and changes in estimates
related to pre-existing warranties	116.4	91.0
Settlements made	(111.2)	(92.2)
Additions due to acquisitions	–	14.4
Reduction due to sale of business	(1.5)	–
Currency translation adjustments	(1.6)	1.6

Warranty reserve at December 31	$57.3	$55.2

        In December 2000, a subsidiary of the Corporation issued preferred shares to private investors. The preferred shares were redeemable in December 2005. Holders of the subsidiary’s preferred shares were entitled to annual cash dividends of $10.7 million. The $10.7 million dividends on those preferred shares were classified as interest expense. The preferred shares were redeemed in December 2005 via a $136.0 million payment to the private investors and the relinquishment of a liquid asset in the amount of $50.0 million that was included in other current assets at December 31, 2004. Included in other current liabilities at December 31, 2004, was $192.2 million related to those preferred shares. The carrying value of the preferred shares included the effect of the fair value of the interest rate swap agreement related to this obligation.

NOTE 8: SHORT-TERM BORROWINGS

Short-term borrowings in the amounts of $566.9 million and $1.1 million at December 31, 2005 and 2004, respectively, consisted primarily of borrowings under the terms of the Corporation’s commercial paper program, uncommitted lines of credit or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 4.56% at December 31, 2005.

        In November 2002, the Corporation entered into a $500 million agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue. In September 2004, the Corporation increased the maximum amount authorized for issuance under its commercial paper program from $500 million to $1.0 billion. There was $467.2 million outstanding under this agreement at December 31, 2005.

        In April 2001, the Corporation entered into a $1.0 billion unsecured revolving credit facility that expires in April 2006. In October 2004, the Corporation replaced its $1.0 billion unsecured revolving credit facility (the Former Credit Facility) that would have expired in April 2006 with a $1.0 billion unsecured revolving credit facility (the Credit Facility) that expires in October 2009. The amount available for borrowing under the Credit Facility at December 31, 2005 and 2004, was $532.8 million and $1.0 billion, respectively.

        The average borrowings outstanding under the Corporation’s unsecured revolving credit facilities and commercial paper program during 2005 and 2004 were $213.8 million and $274.5 million, respectively.

        Under the Credit Facility, the Corporation has the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .375%, will increase (by a maximum amount of .625%) or decrease (by a maximum amount of .115%) based upon changes in the ratings of the Corporation’s long-term senior unsecured debt.

        In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee, equal to .125%, of the amount of the Credit Facility’s commitment, whether used or unused. The Corporation is also required to pay a utilization fee, equal to .125%, applied to the outstanding balance when borrowings under the Credit Facility exceed 50% of the Credit Facility. The Credit Facility provides that both the facility fee and the utilization fee will increase or decrease based upon changes in the ratings of the Corporation’s long-term senior unsecured debt.

        The Credit Facility includes various customary covenants. Some of the covenants limit the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets. Other financial covenants require the Corporation to maintain a specified leverage ratio and interest coverage ratio. As of December 31, 2005, the Corporation was in compliance with all terms and conditions of the Credit Facility.

        Under the Former Credit Facility, the Corporation had the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Former Credit Facility provided that the interest rate margin over LIBOR, initially set at .475%, would increase or decrease based upon changes in the ratings of the Corporation’s long-term senior unsecured debt. The Former Credit Facility provided for an interest rate margin over LIBOR of .475% during 2004 and 2003. In addition to the interest payable on the principal amount of indebtedness outstanding from time to time under the Former Credit Facility, the Corporation was required to pay an annual facility fee to each bank, equal to .150% and .125%, respectively, of the amount of each bank’s commitment, whether used or unused. The Corporation was also required to pay a utilization fee under the Former Credit Facility equal to .125%, applied to the outstanding balance when borrowings exceeded 50% of the facility. The Former Credit Facility provided that both the facility fee and the utilization fee would increase or decrease based upon changes in the ratings of the Corporation’s senior unsecured debt.

        Under the terms of uncommitted lines of credit at December 31, 2005, certain subsidiaries outside of the United States may borrow up to an additional $399.0 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

NOTE 9: LONG-TERM DEBT

The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

	2005	2004

7.0% notes due 2006	$154.6	$154.6
6.55% notes due 2007	150.0	150.0
7.125% notes due 2011
(including discount of $1.7 in 2005 and $2.0 in 2004)	398.3	398.0
4.75% notes due 2014
(including discount of $2.0 in 2005 and $2.2 in 2004)	298.0	297.8
7.05% notes due 2028	150.0	150.0
Other loans due through 2009	1.0	1.5
Fair value hedging adjustment	33.7	49.2
Less current maturities of long-term debt	(155.3)	(.5)

	$1,030.3	$1,200.6

        As more fully described in Note 1, at December 31, 2005 and 2004, the carrying amount of long-term debt and current maturities thereof includes $33.7 million and $49.2 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swaps agreements.

        Indebtedness of subsidiaries in the aggregate principal amounts of $867.8 million and $302.6 million were included in the Consolidated Balance Sheet at December 31, 2005 and 2004, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

        Principal payments on long-term debt obligations due over the next five years are as follows: $155.1 million in 2006, $150.2 million in 2007, $.2 million in 2008, and $.1 million in 2009. There are no principal payments due in 2010. Interest payments on all indebtedness were $94.3 million in 2005, $77.2 million in 2004, and $80.3 million in 2003.

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

        The amounts exchanged by the counterparties to interest rate swap agreements normally are based upon the notional amounts and other terms, generally related to interest rates, of the derivatives. While notional amounts of interest rate swaps form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged and, therefore, do not represent a measure of the Corporation’s exposure as an end user of derivative financial instruments.

        The Corporation’s portfolio of interest rate swap instruments at December 31, 2005 and 2004, consisted of $525.0 million notional and $788.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.33% and 5.59%, respectively. The basis of the variable rate paid is LIBOR.

        Credit exposure on the Corporation’s interest rate derivatives at December 31, 2005 and 2004, was $9.2 million and $32.8 million, respectively. Deferred gains on the early termination of interest rate swaps were $29.7 million and $27.8 million at December 31, 2005 and 2004.

Foreign Currency Management: The Corporation enters into various foreign currency contracts in managing its foreign currency exchange risk. Generally, the foreign currency contracts have maturity dates of less than twenty-four months. The contractual amounts of foreign currency derivatives, principally forward exchange contracts and purchased options, generally are exchanged by the counterparties. The Corporation’s foreign currency derivatives are designated to, and generally are denominated in the currencies of, the underlying exposures. To minimize the volatility of reported equity, the Corporation may hedge, on a limited basis, a portion of its net investment in subsidiaries located outside the United States through the use of foreign currency forward contracts and purchased foreign currency options.

        The Corporation seeks to minimize its foreign currency cash flow risk and hedges its foreign currency transaction exposures (that is, currency exposures related to assets and liabilities) as well as certain forecasted foreign currency exposures. Hedges of forecasted foreign currency exposures principally relate to the cash flow risk relating to the sales of products manufactured or purchased in a currency different from that of the selling subsidiary. The Corporation hedges its foreign currency cash flow risk through the use of forward exchange contracts and, to a small extent, options. Some of the forward exchange contracts involve the exchange of two foreign currencies according to the local needs of the subsidiaries. Some natural hedges also are used to mitigate risks associated with transaction and forecasted exposures. The Corporation also responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.

        The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2005 and 2004, in millions of dollars, including details by major currency as of December 31, 2005. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amounts represent the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2005	BUY	SELL

United States dollar	$1,462.9	$(1,197.7)
Pound sterling	938.9	(661.1)
Euro	412.2	(697.6)
Canadian dollar	—	(122.3)
Australian dollar	32.2	(56.8)
Czech koruna	44.7	(8.5)
Japanese yen	7.1	(43.3)
Swedish krona	42.5	(66.1)
Swiss franc	—	(17.8)
Norwegian krone	.8	(24.1)
Danish krone	2.0	(40.4)
Other	7.2	(18.9)

Total	$2,950.5	$(2,954.6)

AS OF DECEMBER 31, 2004

Total	$3,130.0	$(3,139.8)

        No options to buy or sell currencies were outstanding at December 31, 2005.

        Credit exposure on foreign currency derivatives as of December 31, 2005 and 2004, was $18.2 million and $52.2 million, respectively.

        Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation’s cash flow hedges that were recorded to earnings during 2005, 2004, and 2003 were not significant.

        Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2005, that are expected to be reclassified into earnings during 2006 represent an after-tax gain of $4.6 million. The amount expected to be reclassified into earnings in the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amount that is ultimately reclassified into earnings may differ materially.

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

        The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

• Cash and cash equivalents, trade receivables, certain other current assets, short-term borrowings, and current maturities of long-term debt: The amounts reported in the Consolidated Balance Sheet approximate fair value.

• Long-term debt: Publicly traded debt is valued based on quoted market values. The fair value of other long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

• Other current liabilities: The fair value of a subsidiary’s redeemable preferred shares is based on the present value of the cash flows associated with these preferred shares, discounted at current market yields. • Interest rate hedges: The fair value of interest rate hedges reflects the estimated amounts that the Corporation would receive or pay to terminate the contracts at the reporting date.

• Foreign currency contracts: The fair value of forward exchange contracts and options is estimated using prices established by financial institutions for comparable instruments.

        The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation’s financial instruments, except for those noted above for which carrying amounts approximate fair values:

ASSETS (LIABILITIES) AS OF DECEMBER 31, 2005	CARRYING AMOUNT	FAIR VALUE

Non-derivatives:
Long-term debt	$(1,030.3)	$(1,039.0)

Derivatives relating to:
Debt
Assets	9.2	9.2
Liabilities	(3.4)	(3.4)
Foreign Currency
Assets	18.2	18.2
Liabilities	(23.9)	(23.9)

ASSETS (LIABILITIES) AS OF DECEMBER 31, 2004	CARRYING AMOUNT	FAIR VALUE

Non-derivatives:
Other current liabilities	$(192.2)	$(192.2)
Long-term debt	(1,200.6)	(1,247.6)

Derivatives relating to:
Other current liabilities
Assets	5.8	5.8
Debt
Assets	27.0	27.0
Liabilities	(.3)	(.3)
Foreign Currency
Assets	52.2	52.2
Liabilities	(61.7)	(61.7)

NOTE 12: INCOME TAXES

Earnings from continuing operations before income taxes for each year, in millions of dollars, were as follows:

	2005	2004	2003

United States	$416.8	$308.4	$189.5
Other countries	402.5	295.9	201.4

	$819.3	$604.3	$390.9

Significant components of income taxes (benefits) from continuing operations for each year, in millions of dollars, were as follows:

	2005	2004	2003

Current:
United States	$223.8	$108.0	$69.0
Other countries	39.8	49.6	23.6

	263.6	157.6	92.6

Deferred:
United States	7.5	7.0	(6.5)
Other countries	4.2	(1.4)	17.6

	11.7	5.6	11.1

	$275.3	$163.2	$103.7

        Income tax expense recorded directly as an adjustment to equity as a result of hedging activities was not significant in 2005, 2004, and 2003. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $18.2 million, $31.2 million, and $1.3 million in 2005, 2004, and 2003, respectively.

        Income tax payments were $165.8 million in 2005, $89.5 million in 2004, and $82.0 million in 2003.

        Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

	2005	2004

Deferred tax liabilities:
Fixed assets	$(8.9)	$(10.1)
Employee and postretirement benefits	(157.8)	(157.8)
Other	(27.8)	(9.3)

Gross deferred tax liabilities	(194.5)	(177.2)

Deferred tax assets:
Tax loss carryforwards	116.3	114.6
Tax credit and capital loss
carryforwards	50.8	54.0
Postretirement benefits	122.4	112.1
Other	126.6	140.5

Gross deferred tax assets	416.1	421.2

Deferred tax asset valuation allowance	(105.4)	(104.1)

Net deferred tax assets	$116.2	$139.9

        Other deferred tax assets principally relate to accrued liabilities that are not currently deductible.

        Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other current liabilities, and deferred income taxes.

        Tax loss carryforwards at December 31, 2005, consisted of net operating losses expiring from 2006 to 2011.

        The American Jobs Creation Act of 2004 (the AJCA) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to the United States, during a one-year period. The deduction results in an approximate 5.25% federal income tax rate on eligible repatriations of foreign earnings. During the fourth quarter of 2005, the Corporation’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the AJCA. During the fourth quarter of 2005, the Corporation repatriated $888.3 million of previously unremitted foreign earnings and recognized $51.2 million of tax expense related to the repatriation.

        At December 31, 2005, unremitted earnings of subsidiaries outside of the United States were approximately $1.2 billion, on which no United States taxes had been provided. The Corporation’s intention is to reinvest these earnings permanently or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

        A reconciliation of income taxes at the federal statutory rate to the Corporation’s income taxes for each year, both from continuing operations, in millions of dollars, is as follows:

	2005	2004	2003

Income taxes at federal
statutory rate	$286.8	$211.5	$136.8
Taxes associated with repatriation
of foreign earnings	51.2	–	–
Lower effective taxes on
earnings in other countries	(62.3)	(55.1)	(40.4)
Other— net	(.4)	6.8	7.3

Income taxes	$275.3	$163.2	$103.7

NOTE 13: POSTRETIREMENT BENEFITS

The following table sets forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars. The Corporation uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans. Defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The post-retirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

	PENSION BENEFITS PLANS IN THE UNITED STATES				PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES				OTHER POSTRETIREMENT BENEFITS ALL PLANS

	2005		2004		2005		2004		2005		2004

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$994.	8	$942.	8	$733.	1	$632.	6	$144.	6	$157.	7
Service cost	23.	5	17.	7	13.	7	13.	7	.	8	.	7
Interest cost	57.	9	54.	7	37.	5	35.	5	8.	4	8.	8
Plan participants' contributions		–		–	1.	6	1.	8	6.	9	6.	8
Actuarial losses (gains)	23.	0	(5.	3)	74.	9	8.	4	(2.	1)	(11.	2)
Foreign currency exchange rate changes		–		–	(76.	1)	55.	6	.	2	.	7
Benefits paid	(62.	5)	(61.	2)	(29.	8)	(27.	5)	(21.	9)	(21.	8)
Acquisitions		–	45.	2		–	10.	8		–	2.	9
Plan amendments	14.	7	.	6	2.	2	2.	2	(32.	5)		–
Curtailments	(5.	7)	.	3		–		–	(.	6)		–

Benefit obligation at end of year	1,045.	7	994.	8	757.	1	733.	1	103.	8	144.	6

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	847.	4	785.	4	441.	1	375.	3		–		–
Actual return on plan assets	106.	7	97.	0	85.	2	33.	8		–		–
Expenses	(7.	5)	(5.	4)	(.	4)	(.	7)		–		–
Benefits paid	(62.	5)	(61.	2)	(29.	4)	(26.	8)	(21.	9)	(21.	8)
Employer contributions	3.	9	3.	6	15.	4	14.	0	15.	0	15.	0
Contributions by plan participants		–		–	1.	6	1.	8	6.	9	6.	8
Acquisitions	2.	4	28.	0		–	10.	0		–		–
Effects of currency exchange rates		–		–	(45.	1)	33.	7		–		–

Fair value of plan assets at end of year	890.	4	847.	4	468.	4	441.	1		–		–

Funded status	(155.	3)	(147.	4)	(288.	7)	(292.	0)	(103.	8)	(144.	6)
Unrecognized net actuarial loss	385.	4	411.	3	276.	1	291.	9	20.	8	24.	4
Unrecognized prior service cost	17.	7	4.	1	11.	9	12.	3	(35.	2)	(5.	1)
Contributions subsequent to measurement date		–		–	3.	6	3.	8		–		–

Prepaid (accrued) benefit cost	$247.	8	$268.	0	$2.	9	$16.	0	$(118.	2)	$(125.	3)

AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
Prepaid benefit cost	$44.	3	$44.	7		$–		$–		$–		$–
Accrued benefit cost	(106.	0)	(102.	6)	(212.	8)	(224.	4)	(118.	2)	(125.	3)
Intangible asset	7.	3	3.	9	12.	0	12.	5		–		–
Accumulated other comprehensive income	302.	2	322.	0	203.	7	227.	9		–		–

Net amount recognized	$247.	8	$268.	0	$2.	9	$16.	0	$(118.	2)	$(125.	3)

WEIGHTED-AVERAGE ASSUMPTIONS
USED TO DETERMINE BENEFIT
OBLIGATIONS AS OF MEASUREMENT
DATE
Discount rate	5.7	5%	6.0	0%	4.8	7%	5.4	3%	6.0	0%	6.2	5%
Rate of compensation increase	3.9	2%	4.1	0%	3.8	6%	3.8	1%		–		–

        The allocation, by asset category, of assets of defined benefit pension plans in the United States at September 30, 2005 and 2004, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30	2005	2004

Equity Securities	72%	69%
Fixed Income Securities	26%	28%
Alternative Investments	2%	3%

	100%	100%

At September 30, 2005, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans in the United States is equity securities 65% (comprised of 50% U.S. and 15% non-U.S. equities); fixed income securities – 30%; and alternative investments – 5%.

        The allocation, by asset category, of assets of defined benefit pension plans outside of the United States at September 30, 2005 and 2004, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30	2005	2004

Equity Securities	70%	67%
Fixed Income Securities	22%	25%
Real Estate	7%	7%
Other	1%	1%

	100%	100%

        At September 30, 2005, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans outside of the United States is equity securities – 68%; fixed income securities – 25%; and real estate – 7%.

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

        The accumulated benefit obligation of certain plans in the United States and outside of the United States exceeded the fair value of plan assets. As required by accounting principles generally accepted in the United States, the Corporation reflected a minimum pension liability of approximately $505.9 million in the Consolidated Balance Sheet at December 31, 2005.

        The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year, in millions of dollars, follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES

	2005	2004	2005	2004

All defined benefit plans:
Accumulated benefit obligation	$963.3	$926.9	$684.2	$666.1
Unfunded defined benefit plans:
Projected benefit obligation	97.2	77.7	109.2	99.8
Accumulated benefit obligation	72.0	73.9	100.0	93.1
Defined benefit plans with an accumulated benefit
obligation in excess of the fair value of plan assets:
Projected benefit obligation	1,003.0	953.7	757.1	733.1
Accumulated benefit obligation	920.7	885.8	684.2	666.1
Fair value of plan assets	818.8	778.0	468.4	441.1

        The following table sets forth, in millions of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS

2006	$63.1	$27.9	$10.7
2007	63.4	28.8	10.3
2008	66.0	29.7	10.0
2009	66.9	30.7	10.0
2010	66.8	31.7	9.9
2011-2015	367.9	173.4	46.8

        The net periodic cost (benefit) related to the defined benefit pension plans included the following components, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES						PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES

	2005		2004		2003		2005		2004		2003

Service cost	$24.	4	$19.	0	$16.	5	$13.	7	$13.	7	$13.	8
Interest cost	57.	9	54.	7	58.	4	37.	5	35.	5	27.	5
Expected return on plan assets	(80.	6)	(82.	4)	(87.	1)	(34.	9)	(35.	1)	(31.	8)
Amortization of the unrecognized
transition obligation		–		–		–	.	1	.	1	.	1
Amortization of prior service cost	1.	2	1.	2	1.	2	1.	4	1.	4	1.	4
Curtailment/settlement loss		–	.	3	.	9		–		–	.	1
Amortization of net actuarial loss	21.	3	15.	8	7.	6	12.	0	10.	2	4.	7

Net periodic cost (benefit)	$24.	2	$8.	6	$(2.	5)	$29.	8	$25.	8	$15.	8

WEIGHTED-AVERAGE ASSUMPTIONS
USED IN DETERMINING NET
PERIODIC (BENEFIT) COST FOR YEAR:
Discount rate	6.0	0%	6.0	0%	6.7	5%	5.4	4%	5.4	4%	5.5	0%
Expected return on plan assets	8.7	5%	8.7	5%	9.0	0%	7.5	0%	7.4	9%	7.7	5%
Rate of compensation increase	4.0	0%	4.0	0%	4.5	0%	3.8	5%	3.4	0%	3.9	0%

        The net periodic cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

	2005			2004			2003

Service cost	$	.	8	$	.	7	$	.	9
Interest cost		8.	4		8.	8		10.	7
Amortization of prior service cost		(1.	7)		(1.	9)		(2.	2)
Amortization of net actuarial loss		.	9		1.	2		2.	0
Curtailment gain		(.	6)			–			–

Net periodic cost		$7.	8		$8.	8		$11.	4

Weighted-average discount rate
used in determining net
periodic cost for year		6.2	5%		6.2	5%		7.0	0%

        The health care cost trend rate used to determine the postretirement benefit obligation was 9.25% for 2006. This rate decreases gradually to an ultimate rate of 5.0% in 2011, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

ONE-PERCENTAGE-POINT	INCREASE	(DECREASE)

Effect on total of service and
interest cost components	$.5	$(.5)
Effect on postretirement
benefit obligation	6.0	(5.4)

        During the fourth quarter of 2005, the Corporation adopted plan amendments for two of its non-qualified pension plans in the United States to permit certain participants to elect to receive their benefits under the plans in five equal annual installments or in the form of a lump sum payment, depending upon the age of the participant at retirement. Those amendments increased the Corporation’s liability for pension benefits by approximately $13.1 million. This increase in the liability will be amortized as prior service cost over approximately 9 years.

        During the fourth quarter of 2005, the Corporation adopted a plan amendment to eliminate the prescription drug benefit previously available to substantially all retirees under the Medicare supplemental plan, which was replaced by a prescription drug benefit under Medicare (Medicare Part D). That amendment reduced the Corporation’s liability for postretirement health benefits by approximately $32.7 million. This reduction in the liability will be amortized as a prior service credit over approximately 10 years.

        In 2006, the Corporation expects to make cash contributions of approximately $20.0 million to its defined benefit pension plans. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits. In addition, the Corporation expects to continue to make contributions in 2006 sufficient to fund benefits paid under its other postretirement benefit plans during that year, net of contributions by plan participants. Such contributions totaled $15.0 million in 2005.

        Expense for defined contribution plans amounted to $12.7 million, $11.8 million, and $10.4 million in 2005, 2004, and 2003, respectively.

NOTE 14: OTHER LIABILITIES

At December 31, 2005 and 2004, other long-term liabilities included a reserve of $248.3 million and $239.7 million, respectively, associated with various tax matters in a number of jurisdictions.

NOTE 15: STOCKHOLDERS’ EQUITY

The Corporation repurchased 6,276,700, 66,100, and 2,011,570 shares of its common stock during 2005, 2004, and 2003 at an aggregate cost of $525.7 million, $3.6 million, and $77.5 million, respectively.

        In 2004, the Corporation adopted a restricted stock plan. A total of 1,000,000 shares of restricted stock were authorized under this plan. As of December 31, 2005, 437,696 shares of common stock were issued and outstanding and 562,304 shares of common stock were reserved for future grants. Under the Plan, eligible employees are awarded restricted shares of the Corporation’s common stock. Restrictions on awards generally expire from three to four years after issuance, subject to continuous employment and certain other conditions. Restricted stock awards are recorded at market value on the date of the grant as unearned compensation. Unearned compensation is shown as a reduction of stockholders’ equity and is amortized to expense over the restriction period. Expense recognized relating to restricted stock awards was $6.8 million and $2.8 million in 2005 and 2004, respectively.

        SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Accumulated other comprehensive income (loss) at the end of each year, in millions of dollars, included the following:

	2005	2004

Foreign currency translation adjustment	$(54.7)	$65.9
Net gain (loss) on derivative instruments, net of tax	6.6	(28.2)
Minimum pension liability adjustment, net of tax	(337.6)	(368.5)

	$(385.7)	$(330.8)

        The Corporation has designated certain intercompany loans and foreign currency derivative contracts as long-term investments in certain foreign subsidiaries and foreign currency derivative contracts. Net translation gains associated with these designated intercompany loans and foreign currency derivative contracts in the amounts of $6.5 million and $7.6 million were recorded in the foreign currency translation adjustment in 2005 and 2004, respectively.

        Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustments as of December 31, 2005 and 2004, are net of taxes of $168.3 million and $181.4 million, respectively.

NOTE 16: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each year were as follows:

(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)	2005		2004		2003

Numerator:
Net earnings from continuing operations	$544.	0	$441.	1	$287.	2
Net (loss) earnings from discontinued operations	(.	1)	14.	9	5.	8

Net earnings	$543.	9	$456.	0	$293.	0

Denominator:
Denominator for basic earnings per share—
weighted-average shares	79.	2	79.	8	77.	9
Employee stock options and stock issuable under
employee benefit plans	2.	1	1.	8	.	3

Denominator for diluted earnings per share—
adjusted weighted-average shares and
assumed conversions	81.	3	81.	6	78.	2

Basic earnings per share
Continuing operations	$6.8	7	$5.5	3	$3.6	9
Discontinued operations		–	.1	9.0		7

Basic earnings per share	$6.8	7	$5.7	2	$3.7	6

Diluted earnings per share
Continuing operations	$6.6	9	$5.4	0	$3.6	8
Discontinued operations		–	.1	9.0		7

Diluted earnings per share	$6.6	9	$5.5	9	$3.7	5

        The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The options indicated below were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year.

	2005	2004		2003

Number of options (in millions)	–	.	6	6.	5
Weighted-average exercise price	$–	$56.1	3	$47.3	6

NOTE 17: STOCK-BASED COMPENSATION

The Corporation has elected to follow APBO No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation. In addition, the Corporation provides pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures are provided in Note 1 as required under SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

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

        As of December 31, 2005, 6,271,898 non-qualified stock options were outstanding under domestic plans.

        Under all plans, there were 3,510,642 shares of common stock reserved for future grants as of December 31, 2005. Transactions are summarized as follows:

	STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE

Outstanding at December 31, 2002	9,380,414	$43.92
Granted	1,417,850	39.73
Exercised	321,938	35.08
Forfeited	118,413	45.77

Outstanding at December 31, 2003	10,357,913	43.60
Granted	710,325	62.34
Exercised	3,917,697	43.41
Forfeited	161,627	44.87

Outstanding at December 31, 2004	6,988,914	45.58
Granted	759,275	82.26
Exercised	1,268,653	44.15
Forfeited	207,638	59.19

Outstanding at December 31, 2005	6,271,898	$49.86

Shares exercisable at
December 31, 2003	6,406,323	$44.83

Shares exercisable at
December 31, 2004	3,567,223	$45.18

Shares exercisable at
December 31, 2005	4,218,635	$44.65

        Exercise prices for options outstanding as of December 31, 2005, ranged from $30.00 to $91.33. The following table provides certain information with respect to stock options outstanding at December 31, 2005:

RANGE OF EXERCISE PRICES	STOCK OPTIONS OUTSTANDING	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE

Under $41.99	1,681,189	$37.05	6.27
$41.99-$58.79	3,285,415	47.25	4.52
Over $58.79	1,305,294	72.91	8.89

	6,271,898	$49.86	5.90

        The following table provides certain information with respect to stock options exercisable at December 31, 2005:

RANGE OF EXERCISE PRICES	STOCK OPTIONS EXERCISABLE	WEIGHTED- AVERAGE EXERCISE PRICE

Under $41.99	1,063,614	$35.48
$41.99-$58.79	3,028,780	47.16
Over $58.79	126,241	61.68

	4,218,635	$44.65

        The weighted-average fair values at date of grant for options granted during 2005, 2004, and 2003 were $26.12, $20.46, and $13.31, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005		2004		2003

Expected life in years	5.	7	6.	0	6.	3
Interest rate	4.0	4%	3.9	7%	3.8	8%
Volatility	31.	0%	31.	9%	32.	3%
Dividend yield	1.3	6%	1.3	6%	1.2	1%

        The weighted-average fair value at the date of grant for restricted stock granted in 2005 and 2004 was $77.83 and $54.43, respectively.

NOTE 18: BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Corporation has elected to organize its businesses based principally upon products and services. In certain instances where a business does not have a local presence in a particular country or geographic region, however, the Corporation has assigned responsibility for sales of that business’s products to one of its other businesses with a presence in that country or region.

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

Business Segments
(MILLIONS OF DOLLARS)

	Reportable Business Segments
Year Ended December 31, 2005	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$4,768.4	$1,012.4	$659.7	$6,440.5	$83.2	$–	$6,523.7
Segment profit (loss) (for Consoli-
dated, operating income)	635.1	143.6	95.0	873.7	12.0	(72.6)	813.1
Depreciation and amortization	100.9	25.5	18.7	145.1	2.0	3.5	150.6
Income from equity method investees	21.1	–	–	21.1	–	(1.7)	19.4
Capital expenditures	79.2	12.9	15.6	107.7	1.6	1.8	111.1
Segment assets
(for Consolidated, total assets)	2,722.7	630.5	377.1	3,730.3	6.8	2,079.5	5,816.6
Investment in equity method investees	8.9	–	.3	9.2	–	(1.7)	7.5

Year Ended December 31, 2004

Sales to unaffiliated customers	$3,796.0	$963.2	$617.8	$5,377.0	$21.4	$–	$5,398.4
Segment profit (loss) (for Consoli-
dated, operating income)	492.1	146.3	85.3	723.7	3.2	(97.7)	629.2
Depreciation and amortization	89.0	27.2	17.4	133.6	(.1)	9.0	142.5
Income from equity method investees	15.8	–	–	15.8	–	(1.2)	14.6
Capital expenditures	77.3	25.9	14.0	117.2	(.3)	.9	117.8
Segment assets
(for Consolidated, total assets)	2,680.4	603.4	361.3	3,645.1	112.4	1,773.3	5,530.8
Investment in equity method investees	12.5	–	.3	12.8	–	(1.7)	11.1

Year Ended December 31, 2003

Sales to unaffiliated customers	$3,322.9	$719.6	$558.3	$4,600.8	$(118.1)	$–	$4,482.7
Segment profit (loss) (for Consoli-
dated, operating income before
restructuring and exit costs)	371.3	93.4	83.0	547.7	(9.0)	(78.4)	460.3
Depreciation and amortization	85.5	24.4	16.3	126.2	(3.5)	10.7	133.4
Income from equity method investees	21.3	–	–	21.3	–	(2.1)	19.2
Capital expenditures	73.2	17.1	14.7	105.0	(3.3)	.8	102.5
Segment assets
(for Consolidated, total assets)	1,619.8	614.1	337.6	2,571.5	(3.9)	1,654.9	4,222.5
Investment in equity method investees	10.9	–	–	10.9	–	(1.7)	9.2

        The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income before restructuring and exit costs). In general, segments follow the same accounting policies as those described in Note 1, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment’s operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year’s budgeted rates of exchange. The amounts included in the preceding table under the captions “Reportable Business Segments”, and “Corporate, Adjustments, & Eliminations” are reflected at the Corporation’s budgeted rates of exchange for 2005. The amounts included in the preceding table under the caption “Currency Translation Adjustments” represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

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

        Segment assets exclude assets of discontinued operations, pension and tax assets, intercompany profit in inventory, intercompany receivables, and goodwill associated with the Corporation’s acquisition of Emhart Corporation in 1989.

        The reconciliation of segment profit to consolidated earnings from continuing operations before income taxes for each year, in millions of dollars, is as follows:

	2005	2004	2003

Segment profit for total reportable business segments	$873.7	$723.7	$547.7
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to
actual rates	12.0	3.2	(9.0)
Depreciation of Corporate property	(1.0)	(1.2)	(1.1)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(13.8)	.8	15.4
Other adjustments booked in consolidation directly
related to reportable business segments	3.3	(10.0)	(15.0)
Amounts allocated to businesses in arriving at segment
profit in excess of (less than) Corporate center operating
expenses, eliminations, and other amounts identified above	(61.1)	(87.3)	(77.7)

Operating income before restructuring and exit costs	813.1	629.2	460.3
Restructuring and exit costs	–	–	31.6

Operating income	813.1	629.2	428.7
Interest expense, net of interest income	45.4	22.1	35.2
Other (income) expense	(51.6)	2.8	2.6

Earnings from continuing operations before income taxes	$819.3	$604.3	$390.9

        The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

	2005	2004	2003

Segment assets for total
reportable business segments	$3,730.3	$3,645.1	$2,571.5
Items excluded from segment assets:
Adjustment of budgeted foreign exchange rates
to actual rates	6.8	112.4	(3.9)
Goodwill	616.3	628.6	620.9
Pension assets	45.1	45.1	42.2
Other Corporate assets	1,418.1	1,099.6	991.8

	$5,816.6	$5,530.8	$4,222.5

        Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, assets of discontinued operations, and other assets.

        Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $1,393.9 million, $969.0 million, and $779.4 million of the Corporation’s consolidated sales for the years ended December 31, 2005, 2004, and 2003, respectively. Sales to Lowe’s Home Improvement Warehouse, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for $861.6 million, $700.1 million, and $545.3 million of the Corporation’s consolidated sales for the years ended December 31, 2005, 2004, and 2003, respectively.

        The composition of the Corporation’s sales by product group for each year, in millions of dollars, is set forth below:

	2005	2004	2003

Consumer and professional
power tools and product service	$3,640.0	$2,888.0	$2,360.1
Lawn and garden products	518.2	339.2	313.8
Consumer and professional accessories	458.5	379.1	348.6
Cleaning, lighting and household products	184.7	180.2	179.1
Security hardware	745.1	730.1	526.0
Plumbing products	308.0	259.5	218.7
Fastening and assembly systems	669.2	622.3	536.4

	$6,523.7	$5,398.4	$4,482.7

        The Corporation markets its products and services in over 100 countries and has manufacturing sites in 11 countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation’s sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:

	2005	2004	2003

United States	$4,317.8	$3,442.6	$2,836.9
Canada	335.1	249.4	162.6

North America	4,652.9	3,692.0	2,999.5
Europe	1,350.2	1,266.5	1,107.2
Other	520.6	439.9	376.0

	$6,523.7	$5,398.4	$4,482.7

        The composition of the Corporation’s property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

	2005	2004	2003

United States	$328.3	$380.2	$340.0
Mexico	120.0	110.7	109.0
Other countries	220.5	263.7	211.2

	$668.8	$754.6	$660.2

NOTE 19: LEASES

The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2005, 2004, and 2003 amounted to $99.7 million, $92.6 million, and $85.6 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2005, in millions of dollars, were as follows:

2006	$63.2
2007	51.5
2008	40.9
2009	26.0
2010	14.5
Thereafter	20.2

$216.3

NOTE 20: RESTRUCTURING ACTIONS

A summary of restructuring activity during the three years ended December 31, 2005, in millions of dollars, is set forth below:

	SEVERANCE BENEFITS	WRITE-DOWN TO FAIR VALUE LESS COSTS TO SELL OF CERTAIN LONG-LIVED ASSETS	OTHER CHARGES	TOTAL

Restructuring reserve at December 31, 2002	$41.2	$–	$14.8	$56.0
Reserves established in 2003	34.3	9.3	1.2	44.8
Reversal of reserves	(7.4)	–	(2.2)	(9.6)
Proceeds received in excess of the adjusted
carrying value of long-lived assets	–	(3.6)	–	(3.6)
Utilization of reserves:
Cash	(27.1)	–	(13.3)	(40.4)
Non-cash	–	(5.7)	.6	(5.1)
Foreign currency translation	1.6	–	–	1.6

Restructuring reserve at December 31, 2003	42.6	–	1.1	43.7
Reserves established in 2004	5.2	–	.2	5.4
Reversal of reserves	(4.0)	–	–	(4.0)
Proceeds received in excess of the adjusted
carrying value of long-lived assets	–	(1.4)	–	(1.4)
Utilization of reserves:
Cash	(24.9)	–	(.1)	(25.0)
Non-cash	–	1.4	–	1.4
Foreign currency translation	.1	–	–	.1

Restructuring reserve at December 31, 2004	19.0	–	1.2	20.2
Utilization of reserves:
Cash	(13.6)	–	–	(13.6)
Foreign currency translation	(.1)	–	–	(.1)

Restructuring reserve at December 31, 2005	$5.3	$–	$1.2	$6.5

        In 2004, the Corporation recognized $5.4 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2004 principally reflected severance benefits. The $5.4 million charge recognized during 2004 was offset, however, by the reversal of $4.0 million of severance accruals established as part of previously provided restructuring reserves that were no longer required and $1.4 million representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values.

        During 2003, the Corporation commenced the final phase of its restructuring plan that was formulated in the fourth quarter of 2001 and recorded a pre-tax restructuring charge of $20.6 million. That $20.6 million charge was net of $9.6 million of reversals of previously provided restructuring reserves that were no longer required and $3.6 million, representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. The $20.6 million pre-tax restructuring charge recognized in 2003 principally reflected actions relating to the Power Tools and Accessories segment to reduce its manufacturing cost base as well as actions to reduce selling, general, and administrative expenses through the elimination of administrative positions, principally in Europe. In addition, during the fourth quarter of 2003 the Corporation recorded a pre-tax restructuring charge of $11.0 million associated with the closure of a manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of Baldwin and Weiser.

        The principal component of the 2003 restructuring charge related to the elimination of manufacturing positions, primarily in high-cost locations, and of certain administrative positions. As a result, a severance benefit accrual of $34.3 million, principally related to the Power Tools and Accessories segment in North America and Europe ($23.0 million) and the Hardware and Home Improvement segment in North America ($11.3 million), was included in the restructuring charge. The 2003 restructuring actions also resulted in the closure of two manufacturing facilities, transferring production to low-cost facilities, and outsourcing certain manufactured items. As a result, the 2003 restructuring charge also included a $9.3 million write-down to fair value – less, if applicable, cost to sell – of certain long-lived assets. The write-down to fair value was comprised of $6.7 million related to the Power Tools and Accessories segment in North America and Europe and $2.6 million related to the Hardware and Home Improvement segment in North America. The balance of the 2003 restructuring charge, or $1.2 million, related to the accrual of future expenditures, principally consisting of lease obligations, for which no future benefit would be realized.

        The severance benefit accrual, included in the $31.6 million pre-tax restructuring charge taken in 2003 related to the elimination of approximately 1,700 positions in high-cost manufacturing locations and in certain administrative positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in low-cost locations, approximately 1,300 replacement positions were filled, yielding a net total of 400 positions eliminated as a result of the 2003 restructuring actions.

        During 2005, 2004, and 2003, the Corporation paid severance and other exit costs of $13.6 million, $25.0 million, and $40.4 million, respectively.

        Of the remaining $6.5 million restructuring accrual at December 31, 2005, the Corporation anticipates that these actions will be completed in 2006.

        The amounts reflected in the column titled write-down to fair value less costs to sell of certain long-lived assets, as included within this Note, relating to reserves established during the three years ended December 31, 2005, represent adjustments to the carrying value of those long-lived assets.

        As of December 31, 2005, the carrying value of facilities to be exited as part of the Corporation’s restructuring actions was not significant.

NOTE 21: OTHER (INCOME) EXPENSE

Other (income) expense was $(51.6) million in 2005, $2.8 million in 2004, and $2.6 million in 2003. During 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

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

        The EPA and the Santa Ana Regional Water Quality Board (the “Water Quality Board”) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under CERCLA, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have cross-claims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (“WCLC”), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

        For sites never operated by the Corporation, the Corporation makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Corporation also considers the ability of other parties to share costs, the percentage of the Corporation’s exposure relative to all other parties, and the effects of inflation on these estimated costs. For matters associated with properties currently operated by the Corporation, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For matters associated with properties previously sold or operated by the Corporation, the Corporation considers any applicable terms of sale and applicable federal and state laws to determine if it has any remaining liability. If it is determined that the Corporation has potential liability for properties currently owned or previously sold, an estimate is made of the total costs of investigation and remediation and other potential costs associated with the site.

        As of December 31, 2005, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $69.9 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

        On October 27, 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counter-claim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit). In February 2006, the Fourth Circuit issued its decision, deciding two of three issues in the Corporation’s favor and remanding the third issue for trial in the Court. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $160 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.

        The Corporation’s estimate of the costs associated with product liability claims, environmental exposures, income tax matters, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated.

        These accrued liabilities are not discounted. Insurance recoveries for environmental and certain general liability claims have not been recognized until realized.

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2005, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

NOTE 23: QUARTERLY RESULTS (UNAUDITED)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA) YEAR ENDED DECEMBER 31, 2005	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER

Sales	$1,519.	3	$1,698.	8	$1,575.	6	$1,730.	0
Gross margin	535.	5	599.	5	562.	1	620.	0
Net earnings from continuing operations	147.	9	154.	0	140.	3	101.	8
Net earnings	148.	7	154.	0	140.	6	100.	6

Net earnings from continuing operations per common share - basic	$1.8	4	$1.9	3	$1.7	7	$1.3	2
Net earnings per common share—basic	1.8	5	1.9	3	1.7	8	1.3	0

Net earnings from continuing operations per common share - diluted	$1.7	9	$1.8	8	$1.7	3	$1.2	8
Net earnings per common share—diluted	1.8	0	1.8	8	1.7	3	1.2	7

YEAR ENDED DECEMBER 31, 2004	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER

Sales	$1,092.	9	$1,297.	6	$1,282.	5	$1,725.	4
Gross margin	402.	8	487.	6	473.	3	601.	8
Net earnings from continuing operations	74.	3	121.	8	111.	3	133.	7
Net earnings	86.	6	121.	6	112.	5	135.	3

Net earnings from continuing operations per common share - basic	$.9	4	$1.5	3	$1.3	8	$1.6	5
Net earnings per common share—basic	1.1	0	1.5	3	1.4	0	1.6	7

Net earnings from continuing operations per common share - diluted	$.9	3	$1.5	0	$1.3	5	$1.6	0
Net earnings per common share—diluted	1.0	9	1.5	0	1.3	7	1.6	2

        As more fully described in Note 21, net earnings for the first quarter of 2005 included a $55.0 million ($35.8 million after-tax) favorable settlement of environmental and product liability coverage litigation with an insurer. As more fully described in Note 3, net earnings for the fourth quarter of 2005 included a $.1 million loss on the sale of discontinued operations. As more fully described in Note 12, net earnings for the fourth quarter of 2005 included $51.2 million of incremental tax expense resulting from the repatriation of $888.3 million foreign earnings associated with the AJCA.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
 TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF THE BLACK & DECKER CORPORATION:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2006 expressed an unqualified opinion thereon.

/s/ ERNST& YOUNG LLP

Baltimore, Maryland
February 14, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2005.

        Ernst & Young LLP, the Corporation’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended December 31, 2005, the Corporation implemented the general ledger and sales components of the enterprise resource planning system utilized by the majority of the Power Tools and Accessories segment at the North American Porter-Cable and Delta Tools Group locations, which were previously excluded from management’s evaluation of the effectiveness of its internal control over financial reporting. In conjunction with this implementation, the Corporation’s management evaluated the effectiveness of the design of internal controls over financial reporting for this system.

        There were no other changes in the Corporation’s internal controls over financial reporting during the quarterly period ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF THE BLACK & DECKER CORPORATION:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that The Black & Decker Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Black & Decker Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that The Black & Decker Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Black & Decker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 14, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 14, 2006

ITEM 9B. OTHER INFORMATION

On February 9, 2006, the Corporation’s Board of Directors approved an amended and restated employment agreement between the Corporation and Nolan D. Archibald, the Corporation’s chairman, president and chief executive officer. A copy of the employment agreement has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated by reference into the following description.

        The employment agreement currently provides for an annual salary for Mr. Archibald of $1,500,000, his continued participation in all compensation and benefit plans, and the payment of benefits if the Corporation terminates Mr. Archibald’s employment without cause or Mr. Archibald terminates his employment for good reason. Under the employment agreement, Mr. Archibald has the right to terminate his employment for good reason upon the occurrence of the following events: (1) failure of the Corporation to perform its obligations under the employment agreement; (2) assignment to Mr. Archibald of any duties inconsistent with his current status as Chairman, President and Chief Executive Officer; (3) upon the occurrence of a change in control (as defined in the employment agreement), Mr. Archibald is not the Chairman, President and Chief Executive Officer of the successor entity; (4) reduction in Mr. Archibald’s annual base salary; (5) failure by the Corporation to continue any compensation plan in which Mr. Archibald participates; or (6) failure by the Corporation to continue any material benefit provided to Mr. Archibald.

        Upon the termination of Mr. Archibald’s employment by the Corporation without cause or by Mr. Archibald with good reason, Mr. Archibald would be entitled to the following benefits: (1) a severance payment equal to (A) three times the sum of Mr. Archibald’s annual base salary and the “EAIP maximum payment” plus (B) the “PEP maximum payment;” (2) Mr. Archibald will fully vest in all outstanding stock options, and all shares of restricted stock will become fully vested and no longer subject to forfeiture; (3) reimbursement of all legal fees and expenses incurred by Mr. Archibald as a result of his termination; and (4) life, disability, accident and health insurance benefits for three years following termination substantially similar to those benefits to which Mr. Archibald was entitled immediately prior to termination.

        For purposes of the employment agreement, “EAIP maximum payment” means the maximum payment that Mr. Archibald could have received under The Black & Decker Executive Annual Incentive Plan, determined as if Mr. Archibald had remained a participant and all performance goals that would have entitled Mr. Archibald to a maximum payment are met or exceeded. “PEP maximum payment” equals the sum of (1) the value of 150% of the performance shares that are forfeited by Mr. Archibald pursuant to The Black & Decker Performance Equity Plan (“PEP”) plus (2) 150% of the product of (a) Mr. Archibald’s annual base salary multiplied by (b) the percentage target used to calculate the number of performance shares awarded to Mr. Archibald under the PEP.

        Upon the occurrence of a change in control, Mr. Archibald will fully vest in all outstanding stock options, and, under the terms of The Black & Decker Restricted Stock Plan (the “RSP”) and the PEP, respectively, all shares of restricted stock previously awarded to Mr. Archibald will become fully vested and no longer subject to forfeiture, and Mr. Archibald will receive the maximum number of performance shares held by him (150% of the target award for each performance period) under the PEP. In connection with a change in control, Mr. Archibald will be entitled to a gross-up payment if he is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

        If Mr. Archibald notifies the Compensation Committee of the Board of Directors of his expected retirement date, the employment agreement requires the Compensation Committee to establish a vesting schedule with respect to all subsequent awards of stock options and restricted stock that ensures that those stock options and shares of restricted stock will vest on or before Mr. Archibald’s expected retirement date. On a date that is 18 months following Mr. Archibald’s retirement, the Corporation will pay Mr. Archibald an amount equal to 150% of any performance shares that Mr. Archibald forfeits under the PEP. For purposes of calculating this payment, the value of each performance share will be the closing price per share of the Corporation’s common stock on the New York Stock Exchange on or nearest to Mr. Archibald’s retirement date.

        On February 9, 2006, the Corporation’s Board of Directors also approved a revised form of severance benefits agreements between the Corporation and certain key executives, other than Mr. Archibald. A copy of the form of severance benefits agreement has been filed as an exhibit to this Annual Report on Form 10-K and is incorporated by reference into the following description.

        The severance benefits agreements provide for the payment of specified benefits if employment terminates under certain circumstances following a change in control. A change in control is deemed to take place whenever: (1) a person, group of persons, or other entity becomes the beneficial owner of securities of the Corporation having 20% or more of the combined voting power of the Corporation’s then-outstanding securities; (2) a significant change in the composition of the Corporation’s Board of Directors occurs; (3) the Corporation enters into an agreement that would result in a change of control; or (4) the stockholders of the Corporation approve certain types of extraordinary transactions.

        The severance benefits agreements provide that each executive will fully vest in all outstanding stock options held by the executive upon the occurrence of a change in control. Upon the occurrence of a change in control, all shares of restricted stock previously awarded to the executive will become fully vested and no longer subject to forfeiture under the terms of the RSP, and the executive will receive the maximum number of performance shares held by him or her (150% of the target award for each performance period) under the terms of the PEP.

        Circumstances triggering payment of severance benefits under these agreements include: (1) involuntary termination of employment for reasons other than death, disability, or cause; or (2) voluntary termination by the executive in the event of significant changes in the nature of his or her employment, including reductions in compensation and changes in responsibilities and powers. Benefits under the severance benefits agreements generally include (1) a severance payment equal to (A) three times the sum of the executive’s annual base salary and the “maximum participant award” plus (B) 150% of the product of (X) the executive’s annual base salary multiplied by (Y) the percentage target used to calculate the number of performance shares most recently awarded to the executive under the PEP; (2) reimbursement of all legal fees and expenses incurred by the executive as a result of his or her termination; (3) a gross-up payment if the executive is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code; and (4) life, disability, accident and health insurance benefits for three years following termination substantially similar to those benefits to which the executive was entitled immediately prior to termination. For purposes of the severance benefits agreement, the “maximum participant award” means the maximum payment that the executive could have received under the applicable annual incentive plan, determined as if the executive had remained a participant and all performance goals that would have entitled the executive to a maximum payment are met or exceeded.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to Directors is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2006, under the captions “Election of Directors”, “Board of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

        Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2006, under the captions “Board of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2006, under the captions “Voting Securities”, “Security Ownership of Management”, and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2006, under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in the Corporation’s Proxy Statement of the Annual Meeting of Stockholders to be held April 20, 2006, under the caption “Ratification of the Selection of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)     LIST OF FINANCIAL STATEMENTS
The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

        Consolidated Statement of Earnings – years ended December 31, 2005, 2004, and 2003.

        Consolidated Balance Sheet – December 31, 2005 and 2004.

        Consolidated Statement of Stockholders’ Equity – years ended December 31, 2005, 2004, and 2003.

        Consolidated Statement of Cash Flows – years ended December 31, 2005, 2004, and 2003.

        Notes to Consolidated Financial Statements.

        Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)        LIST OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedules of the Corporation and its subsidiaries are included herein:

        Schedule II – Valuation and Qualifying Accounts and Reserves.

        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)         LIST OF EXHIBITS
The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit 2
Purchase Agreement between the Corporation and Pentair, Inc. dated as of July 16, 2004, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, is incorporated herein by reference.

Exhibit 3(a)
Articles of Restatement of the Charter of the Corporation, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, are incorporated herein by reference.

Exhibit 3(b)
Bylaws of the Corporation, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 28, 2005, are incorporated herein by reference.

Exhibit 4(a)
Indenture dated as of March 24, 1993, by and between the Corporation and Security Trust Company, National Association, as Trustee, included in the Corporation’s Current Report on Form 8-K filed with the Commission on March 26, 1993, is incorporated herein by reference.

Exhibit 4(b)
Indenture dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

Exhibit 4(c)
Credit Agreement, dated as of April 2, 2001, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan, a division of Chase Securities Inc., as Syndication Agent, and Bank of America, N.A. and Commerzbank AG, as Co-Syndication Agents, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, is incorporated herein by reference.

Exhibit 4(d)
Indenture between the Corporation and The Bank of New York, as Trustee, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

Exhibit 4(e)
Form of 7.125% Senior Note Due 2011, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

Exhibit 4(f)
Indenture, dated as of October 18, 2004, between the Corporation and The Bank of New York, as Trustee, included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

Exhibit 4(g)
Form of 4¾% Senior Note due 2014 (included in Exhibit 4.1), included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 10(a)
The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors.

Exhibit 10(b)
The Black & Decker Non-Employee Directors Stock Plan, as amended and restated.

Exhibit 10(c)
The Black & Decker 1989 Stock Option Plan, as amended, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(d)
The Black & Decker 1992 Stock Option Plan, as amended.

Exhibit 10(e)
The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(f)
The Black & Decker 1996 Stock Option Plan, as amended.

Exhibit 10(g)
The Black & Decker 2003 Stock Option Plan, as amended.

Exhibit 10(h)
The Black & Decker Corporation 2004 Restricted Stock Plan, included as Exhibit B to the Proxy Statement, dated March 16, 2004, for the 2004 Annual Meeting of Stockholders of the Registrant, is incorporated herein by reference.

Exhibit 10(i)
The Black & Decker Performance Equity Plan, as amended.

Exhibit 10(j)
Form of Restricted Share Agreement relating to The Black & Decker Corporation 2004 Restricted Stock Plan, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 28, 2005, is incorporated herein by reference.

Exhibit 10(k)
Form of Nonqualified Stock Option Agreement with executive officers relating to the Corporation’s stock option plans, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 28, 2005, is incorporated herein by reference.

Exhibit 10(l)
The Black & Decker Executive Annual Incentive Plan, as amended and restated.

Exhibit 10(m)
The Black & Decker Management Annual Incentive Plan, as amended.

Exhibit 10(n)
The Black & Decker Supplemental Pension Plan, as amended and restated.

Exhibit 10(o)(1)
The Black & Decker Supplemental Retirement Savings Plan, as amended and restated.

Exhibit 10(p)
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated.

Exhibit 10(q)
The Black & Decker Executive Life Insurance Program, as amended, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

Exhibit 10(r)
The Black & Decker Executive Salary Continuance Plan, as amended and restated.

Exhibit 10(s)
Description of the Corporation’s policy and procedures for relocation of existing employees (individual transfers), included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(t)
Description of the Corporation’s policy and procedures for relocation of new employees, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

Exhibit 10(u)
Description of certain incidental benefits provided to executive officers of the Corporation, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

Exhibit 10(v)
Form of Severance Benefits Agreement by and between the Corporation and approximately 17 of its key employees.

Exhibit 10(w)
Amended and Restated Employment Agreement, dated as of February 9, 2006, by and between the Corporation and Nolan D. Archibald.

Exhibit 10(x)
Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and John W. Schiech.

Exhibit 10(y)
Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Charles E. Fenton.

Exhibit 10(z)
Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Michael D. Mangan.

Exhibit 10(aa)(1)
Special Deferral Agreement, dated February 7, 2000, by and between the Corporation and Paul A. Gustafson, included in the Corporation’s Annual Report for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit 10(aa)(2)
Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Paul A. Gustafson.

Exhibit 10(bb)
Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Thomas D. Koos.

Exhibit 10(cc)
The Black & Decker Corporation Corporate Governance Polices and Procedures Statement, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on December 15, 2004, is incorporated herein by reference.

Items 10(a) through 10(cc) constitute management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this report.

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

        All other items are “not applicable” or “none”.

(b) Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith.

(c)     Financial Statement Schedules and Other Financial Statements

The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		OTHER CHARGES ADD (DEDUCT)		BALANCE AT END OF PERIOD

Year Ended December 31, 2005
Reserve for doubtful accounts and cash discounts	$52.1	$87.2	$92.8	(a)	$(1.4)	(b)	$45.1

Year Ended December 31, 2004
Reserve for doubtful accounts and cash discounts	$47.4	$86.3	$93.0	(a)	$11.4	(b)	$52.1

Year Ended December 31, 2003
Reserve for doubtful accounts and cash discounts	$46.3	$70.5	$74.3	(a)	$4.9	(b)	$47.4

(a)     Accounts written off during the year and cash discounts taken by customers.

(b)     Primarily includes currency translation adjustments and amounts associated with acquired and divested businesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 14, 2006	THE BLACK & DECKER CORPORATION By /s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

Principal Executive Officer
/s/ NOLAN D. ARCHIBALD
Nolan D. Archibald

Principal Financial Officer
/s/ MICHAEL D. MANGAN
Michael D. Mangan

Principal Accounting Officer
/s/ CHRISTINA M. MCMULLEN
Christina M. McMullen

	Chairman, President, and Chief Executive Officer Senior Vice President and Chief Financial Officer Vice President and Controller	February 14, 2006 February 14, 2006 February 14, 2006

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

Nolan D. Archibald Norman R. Augustine Barbara L. Bowles M. Anthony Burns Kim B. Clark	Manuel A. Fernandez Benjamin H. Griswold, IV Anthony Luiso Robert L. Ryan Mark H. Willes

By /s/ NOLAN D. ARCHIBALD Nolan D. Archibald Attorney-in-Fact	DATE: February 14, 2006