Form 10-Q
period 2006-04-02
BLACK & DECKER CORP
filed 2006-05-12
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of April 28, 2006:  75,996,910

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

April 2, 2006

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months Ended April 2, 2006 and April 3, 2005	3
Consolidated Balance Sheet (Unaudited)
April 2, 2006 and December 31, 2005	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended April 2, 2006 and April 3, 2005	5
Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended April 2, 2006 and April 3, 2005	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	27
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits	31
SIGNATURES	32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended
	April 2, 2006		April 3, 2005

Sales	$1,528.	9	$1,519.	3
Cost of goods sold	985.	3	983.	8
Selling, general, and administrative expenses	375.	4	377.	2

Operating Income	168.	2	158.	3
Interest expense (net of interest income)	13.	7	9.	2
Other income	–		53.	5

Earnings from Continuing Operations Before Income Taxes	154.	5	202.	6
Income taxes	41.	4	58.	6

Net Earnings from Continuing Operations	113.	1	144.	0
Earnings of discontinued operations (net of income taxes)	–		.	8

Net Earnings	$113.	1	$144.	8

Basic Earnings Per Common Share
Continuing Operations	$1.4	9	$1.7	9
Discontinued Operations	–		.0	1

Net Earnings Per Common Share - Basic	$1.4	9	$1.8	0

Shares Used in Computing Basic Earnings Per Share
(in Millions)	76.	0	80.	5

Diluted Earnings Per Common Share
Continuing Operations	$1.4	5	$1.7	4
Discontinued Operations	–		.0	1

Net Earnings Per Common Share - Assuming Dilution	$1.4	5	$1.7	5

Shares Used in Computing Diluted Earnings Per Share
(in Millions)	78.	2	82.	8

Dividends Per Common Share	$.3	8	$.2	8

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	April 2, 2006	December 31, 2005

Assets
Cash and cash equivalents	$364.0	$967.6
Trade receivables	1,181.3	1,130.6
Inventories	1,129.0	1,049.1
Other current assets	218.1	200.1

Total Current Assets	2,892.4	3,347.4

Property, Plant, and Equipment	659.4	668.8
Goodwill	1,187.9	1,115.7
Other Assets	737.0	710.5

	$5,476.7	$5,842.4

Liabilities and Stockholders' Equity
Short-term borrowings	$454.4	$566.9
Current maturities of long-term debt	.4	155.3
Trade accounts payable	554.9	466.8
Other current liabilities	890.1	1,061.2

Total Current Liabilities	1,899.8	2,250.2

Long-Term Debt	1,019.8	1,030.3
Deferred Income Taxes	199.7	188.5
Postretirement Benefits	428.1	419.0
Other Long-Term Liabilities	400.4	391.2
Stockholders' Equity
Common stock, par value $.50 per share	37.9	38.7
Capital in excess of par value	263.4	398.8
Retained earnings	1,595.7	1,511.4
Accumulated other comprehensive income (loss)	(368.1)	(385.7)

Total Stockholders' Equity	1,528.9	1,563.2

	$5,476.7	$5,842.4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2004	82,095,16	1	$41.0	$826.2	$1,067.9	$(330.8)	$1,604.3
Comprehensive income (loss):
Net earnings	–		–	–	144.8	–	144.8
Net gain on derivative
instruments (net of tax)	–		–	–	–	15.7	15.7
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–		–	–	–	(7.9)	(7.9)

Comprehensive income	–		–	–	144.8	7.8	152.6

Cash dividends ($.28 per share)	–		–	–	(22.4)	–	(22.4)
Purchase and retirement of
common stock	(2,509,00	0)	(1.2)	(206.1)	–	–	(207.3)
Common stock issued under
stock-based plans (net of
forfeitures)	202,65	3.1		10.4	–	–	10.5

Balance at April 3, 2005	79,788,81	4	$39.9	$630.5	$1,190.3	$(323.0)	$1,537.7

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2005	77,357,37	0	$38.7	$398.8	$1,511.4	$(385.7)	$1,563.2
Comprehensive income (loss):
Net earnings	–		–	–	113.1	–	113.1
Net (loss) on derivative
instruments (net of tax)	–		–	–	–	(1.2)	(1.2)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–		–	–	–	18.8	18.8

Comprehensive income	–		–	–	113.1	17.6	130.7

Cash dividends ($.38 per share)	–		–	–	(28.8)	–	(28.8)
Purchase and retirement of
common stock	(1,769,00	0)	(.9)	(147.4)	–	–	(148.3)
Common stock issued under
stock-based plans (net of
forfeitures)	160,69	5.1		12.0	–	–	12.1

Balance at April 2, 2006	75,749,06	5	$37.9	$263.4	$1,595.7	$(368.1)	$1,528.9

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Three Months Ended
	April 2, 2006	April 3, 2005

Operating Activities
Net earnings	$113.1	$144.8
Adjustments to reconcile net earnings to cash flow from
operating activities of continuing operations:
Earnings of discontinued operations	–	(.8)
Non-cash charges and credits:
Depreciation and amortization	37.4	38.7
Stock-based compensation	8.1	7.0
Other	1.7	.9
Changes in selected working capital items (net of
effects of business acquired):
Trade receivables	(17.6)	(51.0)
Inventories	(30.3)	(117.8)
Trade accounts payable	77.3	105.9
Other current liabilities	(169.1)	(73.7)
Restructuring spending	(.3)	(5.1)
Other assets and liabilities	(25.1)	14.7

Cash flow from operating activities of continuing operations	(4.8)	63.6
Cash flow from operating activities of discontinued operations	–	2.9

Cash Flow From Operating Activities	(4.8)	66.5

Investing Activities
Capital expenditures	(23.9)	(26.6)
Proceeds from disposal of assets	5.6	.3
Purchase of business, net of cash acquired	(160.3)	–
Reduction in purchase price of previously acquired business	16.1	–
Investing activities of discontinued operations	–	(.1)
Cash outflow from hedging activities	(1.8)	(10.1)
Other investing activities	.3	(.5)

Cash Flow From Investing Activities	(164.0)	(37.0)

Financing Activities
Net (decrease) increase in short-term borrowings	(112.5)	1.0
Payments on long-term debt	(154.7)	(.1)
Purchase of common stock	(148.3)	(207.3)
Issuance of common stock	6.7	8.8
Cash dividends	(28.8)	(22.4)

Cash Flow From Financing Activities	(437.6)	(220.0)
Effect of exchange rate changes on cash	2.8	(2.5)

Decrease In Cash And Cash Equivalents	(603.6)	(193.0)
Cash and cash equivalents at beginning of period	967.6	514.4

Cash And Cash Equivalents At End Of Period	$364.0	$321.4

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

        Operating results for the three-month period ended April 2, 2006, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

        Certain amounts presented for the three months ended April 3, 2005, have been reclassified to conform to the 2006 presentation.

Adoption of New Accounting Standard for Share-Based Payment

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, in December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under Accounting Principles Board Opinion No. 25 (APB No. 25) and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

        SFAS No. 123R permits public companies to adopt its requirement using one of two methods. As previously disclosed, the Corporation anticipated adopting SFAS No. 123R under the modified retrospective method. The modified retrospective method permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123, Accounting for Stock-Based Compensation, for purposes of pro forma disclosures. The Corporation adopted SFAS No. 123R effective January 1, 2006, using the modified retrospective method of adoption. All prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted on or after January 1, 1995. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

        The impact of adopting SFAS No. 123R, as compared to if the Corporation had continued to account for share-based compensation under APB No. 25, decreased the captions noted in the table below as follows:

	Three Months Ended
(Amounts in Millions Except Per Share Data)	April 2, 2006		April 3, 2005

Earnings from continuing operations before income taxes	$(4.	6)	$(6.	0)
Net earnings from continuing operations	(3.	0)	(3.	9)
Net earnings	$(3.	0)	$(3.	9)

Basic earnings per share	$(.0	4)	$(.0	5)

Diluted earnings per share	$(.0	4)	$(.0	5)

        Prior to the adoption of SFAS No. 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of options or vesting of other stock-based arrangements as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements to be classified as financing cash flows. The Corporation has recognized $2.0 million and $3.2 million as a financing cash flow, within the caption issuance of common stock, for the three month periods ended April 2, 2006 and April 3, 2005, respectively, that would have been recognized as an operating cash flow prior to the adoption of SFAS No. 123R.

NOTE 2: ACQUISITIONS

Effective March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector). The cash purchase price for the transaction was approximately $160.3 million net of cash acquired of $.1 million and including transaction costs of $.4 million. The final purchase price is subject to customary adjustments based upon changes in the net assets of Vector as of the closing date. The addition of Vector to the Corporation’s Power Tools and Accessories segment allows the Corporation to offer customers a broader range of products.

        The transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations have been included in the Corporation’s operations since the date of acquisition.

        The Corporation has not yet obtained all information, including but not limited to, finalization of independent appraisals, required to complete the purchase price allocation related to Vector. The allocation will be completed in 2006. The initial purchase price allocation of Vector based upon management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$24.2
Inventories	41.7
Property and equipment	3.3
Goodwill	85.2
Intangible assets	24.5
Other current and long-term assets	3.9

Total assets acquired	182.8

Accounts payable and accrued liabilities	13.2
Other liabilities	9.3

Total liabilities	22.5

Fair value of net assets acquired	$160.3

        The preliminary allocation of the purchase price resulted in the recognition of $85.2 million of goodwill primarily related to the anticipated future earnings and cash flows of Vector. The transaction also generated $24.5 million of finite-lived intangible assets that will be amortized over periods of 10 to 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet.

        Prior to the date of the acquisition of Vector, the Corporation identified opportunities to integrate the business into its existing Power Tools and Accessories segment. The Corporation’s evaluation of identified opportunities to integrate the business into its existing Power Tools and Accessories segment is ongoing with finalization not expected until later in 2006.

        As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, the final purchase price for the Porter-Cable and Delta Tools Group had not been determined as of that date. In March 2006, the Corporation received notice regarding the resolution of the outstanding dispute with Pentair, Inc. over the net asset value of the Porter-Cable and Delta Tools Group. The resolution of this dispute resulted in a reduction of the Corporation’s purchase price by $16.1 million and a corresponding reduction to goodwill. The final cash purchase price for the transaction was $767.7 million, net of cash acquired of $8.3 million and including transaction costs of $5.7 million.

NOTE 3: DISCONTINUED OPERATIONS

As more fully described in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2005, the Corporation’s former European security hardware business is classified as discontinued operations. The European security hardware business included the DOM businesses.

        In November 2005, the Corporation completed the sale of the DOM security hardware businesses and received cash proceeds, net of cash transferred, of $17.2 million.

        Sales and earnings before income taxes of the discontinued operations were $18.1 million and $1.1 million, respectively, for the three months ended April 3, 2005. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

NOTE 4: INVENTORIES

The classification of inventories at the end of each period, in millions of dollars, was as follows:

	April 2, 2006	December 31, 2005

FIFO cost
Raw materials and work-in-process	$290.9	$257.5
Finished products	824.4	774.0

	1,115.3	1,031.5
Adjustment to arrive at LIFO inventory value	13.7	17.6

	$1,129.0	$1,049.1

        Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 5: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT AND LONG-TERM DEBT

The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $542.3 million and $27.6 million for the three-month periods ended April 2, 2006 and April 3, 2005, respectively.

        On February 1, 2006, the Corporation repaid $154.6 million of maturing 7.0% notes. Also on February 1, 2006, $125.0 million notional amount of fixed-to-variable interest rate swaps expired. At April 2, 2006, the Corporation’s portfolio of interest rate swap instruments consisted of $400.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.11%. The basis of the variable rate paid is LIBOR.

        Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $755.2 million and $867.8 million were included in the Consolidated Balance Sheet at April 2, 2006 and December 31, 2005, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: POSTRETIREMENT BENEFITS

The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three months ended April 2, 2006 and April 3, 2005 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	2006	2005	2006	2005

Service cost	$6.2	$6.1	$3.5	$3.6
Interest cost	14.6	14.4	9.2	9.8
Expected return on plan assets	(19.2)	(20.2)	(8.3)	(9.0)
Amortization of prior service cost	.9	.3	.4	.3
Amortization of net actuarial loss	6.2	5.4	4.1	3.1

Net periodic cost	$8.7	$6.0	$8.9	$7.8

        The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

        The following table presents the components of the Corporation’s net periodic cost related to its defined benefit postretirement plans for the three months ended April 2, 2006 and April 3, 2005 (in millions of dollars):

	2006	2005

Service cost	$.2	$.2
Interest cost	1.5	2.1
Amortization of prior service cost	(1.1)	(.4)
Amortization of net actuarial loss	.2	.2

Net periodic cost	$.8	$2.1

NOTE 7: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended
(Amounts in Millions Except Per Share Data)	April 2, 2006		April 3, 2005

Numerator:
Net earnings from continuing operations	$113.	1	$144.	0
Net earnings of discontinued operations	–		.	8

Net earnings	$113.	1	$144.	8

Denominator:
Denominator for basic earnings per share -
weighted-average shares	76.	0	80.	5
Employee stock options and other
stock-based plans	2.	2	2.	3

Denominator for diluted earnings per share - adjusted
weighted-average shares and assumed conversions	78.	2	82.	8

Basic earnings per share
Continuing operations	$1.4	9	$1.7	9
Discontinued operations	–		.0	1

Basic earnings per share	$1.4	9	$1.8	0

Diluted earnings per share
Continuing operations	$1.4	5	$1.7	4
Discontinued operations	–		.0	1

Diluted earnings per share	$1.4	5	$1.7	5

NOTE 8: SHARE-BASED COMPENSATION

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements, the Corporation adopted SFAS No. 123R on January 1, 2006, under the modified retrospective method of adoption. The Corporation recognized total stock-based compensation costs of $8.1 million and $7.0 million for the three months ended April 2, 2006 and April 3, 2005, respectively. These amounts are reflected in selling, general and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $2.8 million and $2.5 million for the three months ended April 2, 2006 and April 3, 2005, respectively.

        The Corporation has three stock-based employee compensation plans, which are described below.

Stock Option Plan

Under various stock option plans, options to purchase common stock may be granted until 2013. Options generally are granted at fair market value at the date of grant, generally become exercisable in four equal installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options.

        Outstanding stock options as of April 2, 2006, and changes during the three months ended April 2, 2006, were as follows:

	Stock Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	6,271,89	8	$49.86
Exercised	(108,08	2)	43.69
Forfeited	(30,81	5)	65.26

Outstanding at April 2, 2006	6,133,00	1	$49.89	5.65	$227.0

Shares expected to vest at April 2, 2006	5,991,99	1	$49.63	5.59	$223.3

Shares exercisable at April 2, 2006	4,115,52	8	$44.68	4.55	$173.7

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2006. This amount will change based on the fair market value of the Corporation’s stock. Cash received from option exercises for the three months ended April 2, 2006, was $4.7 million. Total intrinsic value of options exercised during the three months ended April 2, 2006, was $4.7 million. The actual tax benefit realized for the tax deduction from option exercises totaled $1.6 million for the three months ended April 2, 2006.

        The Corporation has a share repurchase program that was implemented based on the belief that its shares were undervalued and to manage share growth resulting from option exercises.  At April 2, 2006, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 2,299,795 shares of its common stock.

Restricted Stock Plan and Performance Equity Plan

In 2004, the Corporation adopted a restricted stock plan. A total of 1,000,000 shares of restricted stock were authorized under this plan. Under the restricted stock plan, eligible employees are awarded restricted shares of the Corporation’s common stock. Restrictions on awards generally expire from three to four years after issuance, subject to continuous employment and certain other conditions.

        The Corporation also has a Performance Equity Plan (PEP) under which awards payable in the Corporation’s common stock are made. Vesting of the awards. which can range from 0% to 150% of the initial award, is based on pre-established financial performance measures during a two-year performance period. As of April 2, 2006, 1,096,104 shares of common stock were reserved for future grant under the PEP.

        Non-vested restricted stock and PEP awards as of April 2, 2006, and changes during the three months ended April 2, 2006, were as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2005	589,28	0	$67.11
Granted	58,25	3	$82.63
Vested/Issued	(90,72	1)	$53.55
Forfeited	(5,33	0)	$64.51

Non-vested at April 2, 2006	551,48	2	$71.00

        The fair value of the shares that vested during the three months ended April 2, 2006 was $7.5 million.

        As of April 2, 2006, unrecognized stock-based compensation expense related to stock options, restricted stock and PEP awards totaled $46.8 million. That cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 9: BUSINESS SEGMENTS

The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended April 2, 2006	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,113.3	$250.6	$170.2	$1,534.1	$(5.2)	$–	$1,528.9
Segment profit (loss) (for Consoli-
dated, operating income)	137.0	33.3	24.3	194.6	(.9)	(25.5)	168.2
Depreciation and amortization	26.3	5.8	4.7	36.8	(.1)	.7	37.4
Capital expenditures	19.6	1.6	2.7	23.9	–	–	23.9

Three Months Ended April 3, 2005

Sales to unaffiliated customers	$1,090.3	$242.3	$166.7	$1,499.3	$20.0	$–	$1,519.3
Segment profit (loss) (for Consoli-
dated, operating income)	131.5	29.5	24.0	185.0	2.8	(29.5)	158.3
Depreciation and amortization	25.5	6.3	4.6	36.4	.5	1.8	38.7
Capital expenditures	18.3	5.4	2.5	26.2	.2	.2	26.6

        The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and professional power tools and accessories, electric cleaning and lighting products, and lawn and garden tools, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. On March 1, 2006, the Corporation acquired Vector. This acquired business is included in the Power Tools and Accessories segment. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.

        Sales, segment profit, depreciation and amortization, and capital expenditures set forth in the preceding table exclude the results of the discontinued European security hardware business.

        The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income). In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment’s operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year’s budgeted rates of exchange. The amounts included in the preceding table under the captions “Reportable Business Segments” and “Corporate, Adjustments, & Eliminations” are reflected at the Corporation’s budgeted rates of exchange for 2006. The amounts included in the preceding table under the caption “Currency Translation Adjustments” represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

        Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, and income tax expense. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, including expenses related to share-based compensation, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

        The reconciliation of segment profit to the Corporation’s earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended

	April 2, 2006	April 3, 2005

Segment profit for total reportable business segments	$194.6	$185.0
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	(.9)	2.8
Depreciation of Corporate property	(.2)	(.2)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(6.2)	(3.9)
Other adjustments booked in consolidation directly
related to reportable business segments	(2.3)	(.8)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(16.8)	(24.6)

Operating income	168.2	158.3
Interest expense, net of interest income	13.7	9.2
Other income	–	53.5

Earnings from continuing operations before income taxes	$154.5	$202.6

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)

Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended
	April 2, 2006	April 3, 2005

Interest expense	$24.7	$17.6
Interest (income)	(11.0)	(8.4)

	$13.7	$9.2

NOTE 11: OTHER INCOME

Other income was $53.5 million for the three months ended April 3, 2005. During the three months ended April 3, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

NOTE 12: INCOME TAXES

The Corporation’s income tax expense and resultant effective tax rate, for both the three-month periods ended April 2, 2006 and April 3, 2005, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate of 26.8% for the first three months of 2006 was lower than the 28.9% rate recognized in the corresponding period in 2005 principally due to the tax effects — $19.3 million — of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer during the first three months of 2005.

NOTE 13: LITIGATION AND CONTINGENT LIABILITIES

As more fully disclosed in Note 22 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

        The Corporation’s estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

        The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have cross-claims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

        During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit). In February 2006, the Fourth Circuit issued its decision, deciding two of three issues in the Corporation’s favor and remanding the third issue for trial in the Court. The Corporation vigorously disputes the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $163 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of April 2, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales for the three-month period ended April 2, 2006. As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements, on March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector). Vector, a designer and marketer of consumer portable power products, is included in the Power Tools and Accessories segment.

        The Corporation markets its products and services in over 100 countries. During 2005, approximately 66%, 21% and 13% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

        The Corporation reported net earnings from continuing operations of $113.1 million, or $1.45 per share on a diluted basis, for the three-month period ended April 2, 2006, compared to net earnings from continuing operations of $144.0 million, or $1.74 per share on a diluted basis, for the three-month period ended April 3, 2005. Earnings from continuing operations before income taxes for the three months ended April 3, 2005, benefited from a favorable $55.0 million settlement of environmental and product liability coverage litigation with an insurer that is included in other income in the Consolidated Statement of Earnings.

        Total consolidated sales of $1,528.9 million for the three months ended April 2, 2006, increased by 1% over the corresponding period in 2005. An increase in unit volume of existing businesses contributed 3% to sales growth in the first quarter of 2006, but was offset by a 1% decrease attributable to the negative effects of pricing actions and a 2% decrease attributable to the unfavorable impact of foreign currency translation. Sales of the acquired Vector business accounted for one percentage point of the sales increase during the first quarter of 2006, effectively offsetting the one percentage point decline in sales that resulted from the Corporation’s divestiture of its European FLEX business in late 2005. In this Management’s Discussion and Analysis, the Corporation has attempted to differentiate between sales of its “existing” businesses and sales of acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of “existing” businesses. For example, in 2006, the sales of Vector are included in sales of acquired businesses.

        Operating income for the three months ended April 2, 2006, increased to $168.2 million, or 11.0% of sales, from $158.3 million, or 10.4% of sales, in the corresponding period in 2005. The increase in operating income as a percentage of sales during the first quarter of 2006, as compared to the prior year level, resulted from percentage improvements in both gross margin and selling, general, and administrative expenses. The Corporation anticipates that the increase in operating income as a percentage of sales will moderate for the remaining quarters of 2006 from the improvement experienced in the first quarter of 2006 as a result of lower levels of restructuring savings and rising raw material costs. The improvement in gross margin – which increased from 35.2% in the first quarter of 2005 to 35.6% in the first quarter of 2006 – was mainly attributable to favorable product and geographic mix and the positive effects of restructuring actions, including lower restructuring related costs in 2006. These positive factors were partially offset by the negative effects of pricing actions and increased raw material costs, particularly in the Hardware and Home Improvement segment. Selling, general, and administrative expenses as a percentage of sales declined from 24.8% for the first quarter of 2005 to 24.6% for the first quarter of 2006 principally due to the leverage of expenses over a higher sales base and lower employee-related, legal, and environmental expenses recorded at the Corporate level.

        Earnings from continuing operations before income taxes decreased by $48.1 million from the 2005 level to $154.5 million for the three months ended April 2, 2006. While operating income for the three months ended April 2, 2006 increased by $9.9 million over the 2005 level for the reasons previously described, that increase was offset by higher interest expense and lower other income in the 2006 period. Other income for the three months ended April 3, 2005, included a $55.0 million payment received by the Corporation upon settlement of environmental and product litigation coverage with an insurer.

        In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

SALES

The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended April 2, 2006 and April 3, 2005:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended
(Dollars in Millions)	April 2, 2006	April 3, 2005

Total sales	$1,528.9	$1,519.3

Unit volume - existing (a)	3%	16%
Unit volume - acquired (b)	1%	22%
Price	(1)%	(1)%
Currency	(2)%	2%

Change in total sales	1%	39%

(a) (b)	Represents change in unit volume for businesses where year-to-year comparability exists.
Represents change in unit volume for businesses that were acquired and were not included in prior period results.

        Total consolidated sales for the three months ended April 2, 2006, increased by 1% over the corresponding 2005 period. An increase in unit volume of existing businesses contributed 3% to sales growth in the first quarter of 2006. That improvement was primarily attributable to the Corporation’s Power Tools and Accessories businesses in Latin America and Europe and to the Kwikset business. Sales of the acquired Vector business accounted for one percentage point of the sales increase during the first quarter of 2006, effectively offsetting the one percentage point decline in sales that resulted from the Corporation’s divestiture of its European FLEX business in late 2005. Pricing actions had a 1% negative effect on sales for the three-month period ended April 2, 2006, as compared to the corresponding period in 2005. The effects of a stronger U.S. dollar compared to certain other currencies, particularly the euro, pound sterling and yen, caused a 2% decrease in the Corporation’s consolidated sales during the three-month period ended April 2, 2006, as compared to the corresponding period in 2005.

EARNINGS

The Corporation reported consolidated operating income of $168.2 million, or 11.0% of sales, during the first three months of 2006, as compared to operating income of $158.3 million, or 10.4% of sales, for the corresponding period in 2005. Consolidated gross margin as a percentage of sales for the first three months of 2006 was 35.6% as compared to 35.2% for the corresponding period in 2005. Favorable product and geographic mix and the positive effects of restructuring actions, including lower restructuring related costs in 2006, favorably impacted gross margin as a percentage of sales. These positive factors were partially offset by the negative effects of pricing actions and increased raw material costs, particularly in the Hardware and Home Improvement segment.

        Consolidated selling, general, and administrative expenses as a percentage of sales were 24.6% and 24.8% for the three-month periods ended April 2, 2006, and April 3, 2005, respectively. Selling, general, and administrative expenses decreased by $1.8 million for the three months ended April 2, 2006, from the 2005 level. The reduction in selling, general, and administrative expenses as a percentage of sales in the 2006 quarter as compared to the 2005 quarter is principally due to the leverage of expenses over a higher sales base and lower employee-related, legal, and environmental expenses recorded at the Corporate level.

        Consolidated net interest expense (interest expense less interest income) for the three months ended April 2, 2006, was $13.7 million compared to net interest expense of $9.2 million for the three months ended April 3, 2005. The increase in net interest expense between periods was primarily the result of both higher short-term borrowing levels and higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities in the first quarter of 2006 as compared to the corresponding period in 2005.

        Other income was $0.0 million and $53.5 million for the three months ended April 2, 2006 and April 3, 2005, respectively. During the three months ended April 3, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

        Consolidated income tax expense of $41.4 million and $58.6 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $154.5 million and $202.6 million for the three-month periods ended April 2, 2006 and April 3, 2005, respectively. The Corporation’s effective tax rate of 26.8% for the first three months of 2006 was lower than the 28.9% rate recognized in the corresponding period in 2005 principally due to the tax effects — $19.3 million — of the $55.0 million pre-tax insurance settlement during the first quarter of 2005 previously described. The Corporation’s income tax expense and resultant effective tax rate, for both the three-month periods ended April 2, 2006 and April 3, 2005, were based upon the estimated effective tax rates applicable for the full years, after giving effect to any significant items related specifically to interim periods.

        The Corporation reported net earnings from continuing operations of $113.1 million, or $1.45 per share on a diluted basis, for the three-month period ended April 2, 2006, compared to net earnings from continuing operations of $144.0 million, or $1.74 per share on a diluted basis, for the three-month period ended April 3, 2005.

        The Corporation reported net earnings of $113.1 million, or $1.45 per share on a diluted basis, for the three-month period ended April 2, 2006, as compared to net earnings of $144.8 million, or $1.75 per share on a diluted basis, for the corresponding period in 2005. The Corporation reported net earnings from discontinued operations of $.8 million during the first quarter of 2005.

BUSINESS SEGMENTS

As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 2, 2006	April 3, 2005

Sales to unaffiliated customers	$1,113.3	$1,090.3
Segment profit	137.0	131.5

        Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2006 increased 2% over the 2005 level. Sales of the acquired Vector business accounted for one percentage point of the 2% increase in sales during the first quarter of 2006, effectively offsetting the one percentage point decline in sales that resulted from the Corporation’s divestiture of its European FLEX business in late 2005.

        Sales in North America decreased slightly during the first three months of 2006 from the prior year level. Sales of the acquired Vector business accounted for a 1% increase in North American sales. Sales of the Corporation’s professional power tools and accessories business in the United States increased at a low-single-digit rate as increased construction, woodworking and accessories sales, were offset by lower equipment sales. Sales for the consumer power tools and accessories business in the United States decreased at a low-single-digit rate as a result of lower pressure washer and lawn and garden product sales which were partially offset by sales of the acquired Vector business and higher consumer power tool sales. In Canada, sales decreased at a mid-single-digit rate for the combined professional and consumer power tools and accessories businesses due to lower sales to a large retail customer.

        Sales in Europe during the first quarter of 2006 increased at a low single-digit rate over the level experienced in the corresponding period in 2005, despite a five percentage point reduction associated with the divestiture of the FLEX business. Sales of the Corporation’s professional power tools and accessories business in Europe decreased at a low-single-digit rate as a result of the sale of FLEX. Excluding the effects of the FLEX divestiture, sales of professional power tools and accessories in Europe increased at a mid-single-digit rate over the 2005 level. Sales of the Corporation’s consumer power tools and accessories business in Europe increased at a high-single digit rate as a result of higher lawn and garden product sales.

        Sales in other geographic areas increased at a double-digit rate in the first quarter of 2006. That increase resulted from a double-digit rate of increase in Latin America and Asia, which was partially offset by a mid-single-digit rate of decline in Australia.

        Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.3% for the three months ended April 2, 2006, as compared to 12.1% for the corresponding 2005 period. The increase in segment profit as a percentage of sales resulted from higher gross margin as a percentage of sales which was partially offset by higher selling, general, and administrative expenses as a percentage of sales. Both gross margin as a percentage of sales and selling, general and administrative expenses as a percentage of sales – on a comparative basis – were impacted by two items that were reflected in segment profit during the first quarter of 2005. First, the Power Tools and Accessories segment reflected certain costs associated with the announced closure of its Fayetteville, North Carolina, manufacturing facility in cost of goods sold. Second, a favorable settlement associated with infringement of the Corporation’s patents reduced selling, general and administrative expenses. Gross margin as a percentage of sales increased during the first quarter of 2006 as compared to the first quarter of 2005 as result of lower costs associated with a plant closure which were partially offset by the impact of higher raw material costs and lower production levels. The increase in selling, general, and administrative expenses as a percentage of sales was attributable to favorable settlement in the 2005 quarter and the impact of higher promotional and marketing expenses.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 2, 2006	April 3, 2005

Sales to unaffiliated customers	$250.6	$242.3
Segment profit	33.3	29.5

        Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 3% during the three months ended April 2, 2006, over the corresponding period in 2005. Sales of security hardware products increased at a mid-single-digit rate due to strong sales at a significant customer along with strong sales related to new construction, while sales of plumbing products increased slightly.

        Segment profit as a percentage of sales for the Hardware and Home Improvement segment increased from 12.2% for the three months ended April 3, 2005, to 13.3% for the three months ended April 2, 2006. The increase in segment profit as a percentage of sales during the three-month period ended April 2, 2006, was attributable to an increase in gross margin as a percentage of sales, principally due to the positive effects of restructuring and other productivity initiatives and to the absence of transition costs for manufacturing rationalization that occurred in 2005, which were partially offset by increased raw material costs and the negative effects of pricing actions. Selling, general, and administrative expenses as a percentage of sales were lower due to the leverage of expenses over a higher sales base and to the absence of transition costs for distribution rationalization that occurred in 2005.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 2, 2006	April 3, 2005

Sales to unaffiliated customers	$170.2	$166.7
Segment profit	24.3	24.0

        Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 2% in the first quarter of 2006 over the corresponding 2005 period. Sales of the North American automotive business was flat during the first quarter of 2006, as compared to the corresponding period in 2005. Sales of the North American industrial business decreased at a mid-single-digit rate. Sales in Europe during the first quarter of 2006 increased at a mid-single-digit rate. Sales of the European industrial business decreased at a mid-single-digit rate during the first quarter of 2006, while sales of the European automotive business increased at a double-digit rate. Sales in Asia during the first quarter of 2006 increased at a mid-single-digit rate as compared to the corresponding period in 2005.

        Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 14.4% in the first quarter of 2005 to 14.3% in the first quarter of 2006. This decrease was attributable to unfavorable productivity and product mix.

Other Segment-Related Matters

As indicated in the first table of Note 9 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments and Eliminations was $(25.5) million for the three months ended April 2, 2006, compared to $(29.5) million for the corresponding period in 2005. The decline in Corporate expenses during the three months ended April 3, 2006, was primarily due to lower employee-related expenses not allocated directly to the Corporation’s business segments and lower legal and environmental expenses, which were partially offset by higher pension expenses and a higher level of expenses directly related to the reportable business segments.

        As more fully described in Note 9 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2006 will increase by approximately $12 million over the 2005 level. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 9 of Notes to Consolidated Financial Statements was $6.2 million and $3.9 million for the three-month periods ended April 2, 2006 and April 3, 2005, respectively. This $2.3 million increase reflects the quarterly effect of the higher level of pension and other postretirement benefit expenses in 2006 — exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments — not allocated to the reportable business segments.

        Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $2.3 million and

$.8 million for the three-month periods ended April 2, 2006 and April 3, 2005, respectively. The segment-related expenses excluded from segment profit primarily related to the Power Tools and Accessories business in 2006 and to the Hardware and Home Improvement segment in 2005.

RESTRUCTURING ACTIVITY

The Corporation’s restructuring activities are more fully discussed in both Item 7 under the caption “Restructuring Actions” and Item 8 in Note 20 of Notes to Consolidated Financial Statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

        The Corporation realized incremental benefits of approximately $18 million during the three months ended April 2, 2006, net of restructuring-related expenses. Of those restructuring savings, approximately $15 million of that amount benefited gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.

        The Corporation expects that pre-tax savings associated with the restructuring actions associated with the integration of Baldwin and Weiser into its Kwikset security hardware business will benefit 2006 results by approximately $25 million, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2006, approximately 85% will benefit gross margin and 15% will be realized through a reduction of selling, general, and administrative expenses.

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

INTEREST RATE SENSITIVITY

The following table provides information as of April 3, 2006, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	9 Mos. Ending Dec. 31, 2006	2007	2008	2009	2010	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (other currencies)	$454.4	$–	$–	$–	$–	$–	$454.4	$454.4
Average interest rate	4.87%						4.87%
Long-term debt
Fixed rate (U.S. dollars)	$.3	$150.2	$.2	$.1	$–	$850.0	$1,000.8	$1,011.5
Average interest rate	7.00%	6.55%	7.00%	7.00%		6.27%	6.32%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$–	$75.0	$–	$–	$–	$325.0	$400.0	$5.2
Average pay rate (a)
Average receive rate		5.22%				5.08%	5.11%

(a)	The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount which matures in 2007 and thereafter that is based upon 3-month forward LIBOR.

FINANCIAL CONDITION

Operating activities used cash of $4.8 million for the three months ended April 2, 2006, as compared to $66.5 million of cash provided in the corresponding period in 2005. This decrease during the three months ended April 2, 2006, as compared to the corresponding period in 2005, was primarily a result of the effect of a $55.0 million pre-tax settlement with an insurer which occurred in 2005. In addition, while cash used for working capital — trade receivables, inventories, accounts payable and accrued liabilities — was lower during the three months ended April 2, 2006, as compared to the corresponding period in 2005, this favorability was offset by higher cash usage associated with income tax payments, including those associated with the Corporation’s repatriation of foreign earnings under the American Jobs Creation Act of 2004. The 2006 operating cash flow effects of an increase in trade receivables and inventories and a reduction in accrued liabilities — associated with higher demand and seasonality — was partially offset by increases in accounts payable — associated with seasonality.

        As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at April 2, 2006, approximated the level at April 3, 2005. Average inventory turns at April 2, 2006, decreased slightly in comparison to inventory turns at April 3, 2005.

        Investing activities for the three months ended April 2, 2006, used cash of $164.0 million as compared to $37.0 million of cash used during the corresponding period in 2005. The increase in cash used by investing activities was primarily due to the purchase of Vector for $160.3 million, net of cash acquired, which was partially offset by $16.1 million of cash received associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools businesses. Capital expenditures decreased $2.7 million during the first three months of 2006 as compared to 2005. The Corporation anticipates that its capital spending in 2006 will approximate $120 million.

        Financing activities for the three months ended April 2, 2006, used cash of $437.6 million, as compared to $220.0 million of cash used during the corresponding period in 2005. The increase in cash used for financing activities primarily resulted from the payment of long-term debt, including a scheduled repayment of debt in the amount of $154.6 million and a $112.5 million reduction in short-term borrowings. During the first quarter of 2006 the Corporation purchased 1,769,000 shares of its common stock at an aggregate cost of $148.3 million. During the corresponding period in 2005, the Corporation repurchased 2,509,000 shares of its common stock at an aggregate cost of $207.3 million. As of April 2, 2006, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 2,299,795 shares of its common stock. Cash provided on the issuance of common stock decreased $2.1 million for the three months ended April 2, 2006, as compared to corresponding 2005 period due to the lower level of stock option exercises. Cash used in financing activities in the 2006 period was also affected by the Corporation’s quarterly dividend payments, which increased 36% on a per share basis — from $.28 in the first quarter of 2005 to $.38 in the first quarter of 2006.

        The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 59% and 64% at April 2, 2006, and December 31, 2005, respectively. Average debt maturity was 5.6 years at April 2, 2006, compared to 4.9 years at December 31, 2005. Average long-term debt maturity was 8.2 years at April 2, 2006, compared to 7.3 years at December 31, 2005.

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

        By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Note 5 of Notes to Consolidated Financial Statements, in Item 2 of Part I of this report under the caption “Interest Rate Sensitivity”, and under the caption “Hedging Activities”, included in Item 7, and in Notes 1 and 10 of Notes to Consolidated Financial Statements, included in Item 8, of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, and is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

    (a)        Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of April 2, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

    (b)        During the quarter ended April 2, 2006, the Corporation implemented an enterprise resource planning system, which is used by the majority of the Power Tools and Accessories segment, at its manufacturing facility located in Suzhou, China. In conjunction with this implementation, the Corporation’s management evaluated the effectiveness of the design of internal controls over financial reporting for this system. There have been no other changes in the Corporation’s internal control over financial reporting during the quarterly period ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

        In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of April 2, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” included in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business.  Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plan

January 1, 2006 through
January 29, 2006		–		$–		–	4,068,79	5
January 30, 2006 through
February 26, 2006	1,769,00	0	$ 83.8	1	1,769,00	0	2,299,79	5
February 27, 2006 through
April 2, 2006		–		$–		–	2,299,79	5

Total	1,769,00	0	$ 83.8	1	1,769,00	0	2,299,79	5

(a) (b)

The periods represent the Corporation’s monthly fiscal calendar.
All purchases by the Corporation of its common stock were made under the repurchase plan publicly announced on October 14, 2005, when the Corporation announced it had authorization from its Board of Directors to repurchase an additional 5,000,000 shares. There is no expiration date or current intent to terminate the repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders was held on April 20, 2006, for the election of directors, to ratify the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2006, and to act on one stockholder proposal. A total of 67,259,629 of the 75,832,428 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

    (1)        Elected the following directors:

Directors	Number of Shares Voted For	Number of Shares Authority Withheld

Nolan D. Archibald	65,579,045	1,680,584
Norman R. Augustine	66,569,233	690,396
Barbara L. Bowles	65,983,848	1,275,781
George W. Buckley	66,525,025	734,604
M. Anthony Burns	66,592,645	666,984
Kim B. Clark	66,517,122	742,507
Manuel A. Fernandez	65,327,369	1,932,260
Benjamin H. Griswold, IV	66,592,837	666,792
Anthony Luiso	66,032,794	1,226,835
Robert L. Ryan	66,507,176	752,453
Mark H. Willes	66,577,356	682,273

(2)

Ratified the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2006 by an affirmative vote of 65,583,612; votes against ratification were 1,187,916; and abstentions were 488,101.

(3)	Rejected the Stockholder Proposal by a negative vote of 31,399,118; affirmative votes for the stockholder proposal were 27,453,910; abstentions were 650,352; and broker non-votes were 7,756,249.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	The Black & Decker Corporate Governance Policies and Procedures Statement, as amended, included in the Corporation's Current Report on Form 8-K filed with the Commission on April 20, 2006, is incorporated herein by reference.

10.2	First amendment to The Black & Decker Supplemental Pension Plan.

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2006