Form 10-Q
period 2006-07-02
BLACK & DECKER CORP
filed 2006-08-10
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of July 28, 2006:  74,047,224

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

July 2, 2006

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months and Six Months Ended July 2, 2006 and July 3, 2005	3
Consolidated Balance Sheet (Unaudited)
July 2, 2006 and December 31, 2005	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended July 2, 2006 and July 3, 2005	5
Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended July 2, 2006 and July 3, 2005	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	33
Item 6. Exhibits	34
SIGNATURES	35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended				Six Months Ended
	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005

Sales	$1,696.	9	$1,698.	8	$3,225.	8	$3,218.	1
Cost of goods sold	1,093.	8	1,099.	3	2,079.	1	2,083.	1
Selling, general, and administrative expenses	376.	8	382.	2	752.	2	759.	4

Operating Income	226.	3	217.	3	394.	5	375.	6
Interest expense (net of interest income)	17.	5	9.	8	31.	2	19.	0
Other expense (income)	.	9	1.	3	.	9	(52.	2)

Earnings from Continuing Operations
Before Income Taxes	207.	9	206.	2	362.	4	408.	8
Income taxes	55.	7	55.	3	97.	1	113.	9

Net Earnings from Continuing Operations	152.	2	150.	9	265.	3	294.	9
Earnings of discontinued operations
(net of income taxes)		–		–		–	.	8

Net Earnings	$152.	2	$150.	9	$265.	3	$295.	7

Basic Earnings Per Common Share
Continuing Operations	$2.0	3	$1.8	9	$3.5	1	$3.6	8
Discontinued Operations		–		–		–	.0	1

Net Earnings Per Common Share - Basic	$2.0	3	$1.8	9	$3.5	1	$3.6	9

Shares Used in Computing Basic Earnings Per
Share (in Millions)	75.	0	79.	8	75.	5	80.	1

Diluted Earnings Per Common Share
Continuing Operations	$1.9	8	$1.8	4	$3.4	2	$3.5	8
Discontinued Operations		–		–		–	.0	1

Net Earnings Per Common Share - Assuming
Dilution	$1.9	8	$1.8	4	$3.4	2	$3.5	9

Shares Used in Computing Diluted Earnings Per
Share (in Millions)	77.	1	82.	1	77.	6	82.	5

Dividends Per Common Share	$.3	8	$.2	8	$.7	6	$.5	6

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	July 2, 2006	December 31, 2005

Assets
Cash and cash equivalents	$322.3	$967.6
Trade receivables	1,214.2	1,130.6
Inventories	1,134.4	1,049.1
Other current assets	272.8	200.1

Total Current Assets	2,943.7	3,347.4

Property, Plant, and Equipment	651.6	668.8
Goodwill	1,192.2	1,115.7
Other Assets	737.6	710.5

	$5,525.1	$5,842.4

Liabilities and Stockholders' Equity
Short-term borrowings	$447.9	$566.9
Current maturities of long-term debt	150.1	155.3
Trade accounts payable	562.1	466.8
Other current liabilities	935.9	1,061.2

Total Current Liabilities	2,096.0	2,250.2

Long-Term Debt	862.7	1,030.3
Deferred Income Taxes	199.1	188.5
Postretirement Benefits	455.5	419.0
Other Long-Term Liabilities	414.7	391.2
Stockholders' Equity
Common stock, par value $.50 per share	37.0	38.7
Capital in excess of par value	100.6	398.8
Retained earnings	1,719.5	1,511.4
Accumulated other comprehensive income (loss)	(360.0)	(385.7)

Total Stockholders' Equity	1,497.1	1,563.2

	$5,525.1	$5,842.4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2004	82,095,16	1	$41.0	$826.2	$1,067.9	$(330.8)	$1,604.3
Comprehensive income (loss):
Net earnings	–		–	–	295.7	–	295.7
Net gain on derivative
instruments (net of tax)	–		–	–	–	29.1	29.1
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–		–	–	–	(45.4)	(45.4)

Comprehensive income (loss)	–		–	–	295.7	(16.3)	279.4

Cash dividends ($.56 per share)	–		–	–	(44.8)	–	(44.8)
Purchase and retirement of
common stock	(3,054,00	0)	(1.5)	(250.2)	–	–	(251.7)
Common stock issued under
stock-based plans (net of
forfeitures)	1,381,33	2.7		72.2	–	–	72.9

Balance at July 3, 2005	80,422,49	3	$40.2	$648.2	$1,318.8	$(347.1)	$1,660.1

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2005	77,357,37	0	$38.7	$398.8	$1,511.4	$(385.7)	$1,563.2
Comprehensive income (loss):
Net earnings	–		–	–	265.3	–	265.3
Net (loss) on derivative
instruments (net of tax)	–		–	–	–	(10.5)	(10.5)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–		–	–	–	36.2	36.2

Comprehensive income	–		–	–	265.3	25.7	291.0

Cash dividends ($.76 per share)	–		–	–	(57.2)	–	(57.2)
Purchase and retirement of
common stock	(4,067,00	0)	(2.0)	(339.4)	–	–	(341.4)
Common stock issued under
stock-based plans (net of
forfeitures)	749,45	0.3		41.2	–	–	41.5

Balance at July 2, 2006	74,039,82	0	$37.0	$100.6	$1,719.5	$(360.0)	$1,497.1

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Six Months Ended
	July 2, 2006	July 3, 2005

Operating Activities
Net earnings	$265.3	$295.7
Adjustments to reconcile net earnings to cash flow from
operating activities of continuing operations:
Earnings of discontinued operations	–	(.8)
Non-cash charges and credits:
Depreciation and amortization	75.2	76.4
Stock-based compensation	15.7	15.6
Other	3.2	(.9)
Changes in selected working capital items (net of
effects of business acquired):
Trade receivables	(42.5)	(185.6)
Inventories	(24.8)	(148.0)
Trade accounts payable	81.5	108.3
Other current liabilities	(152.4)	(60.9)
Restructuring spending	(.4)	(9.0)
Other assets and liabilities	(39.8)	55.2

Cash flow from operating activities of continuing operations	181.0	146.0
Cash flow from operating activities of discontinued operations	–	4.4

Cash Flow From Operating Activities	181.0	150.4

Investing Activities
Capital expenditures	(49.3)	(54.8)
Proceeds from disposal of assets	6.0	10.9
Purchase of business, net of cash acquired	(158.4)	–
Reduction in purchase price of previously acquired business	16.1	–
Investing activities of discontinued operations	–	(.2)
Cash inflow from hedging activities	1.4	–
Cash outflow from hedging activities	(1.8)	(13.0)
Other investing activities	.2	(1.3)

Cash Flow From Investing Activities	(185.8)	(58.4)

Financing Activities
Net (decrease) increase in short-term borrowings	(120.3)	2.9
Payments on long-term debt	(154.9)	(.3)
Purchase of common stock	(341.4)	(251.7)
Issuance of common stock	28.1	61.2
Cash dividends	(57.2)	(44.8)

Cash Flow From Financing Activities	(645.7)	(232.7)
Effect of exchange rate changes on cash	5.2	(6.6)

Decrease In Cash And Cash Equivalents	(645.3)	(147.3)
Cash and cash equivalents at beginning of period	967.6	514.4

Cash And Cash Equivalents At End Of Period	$322.3	$367.1

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

Operating results for the three- and six-month periods ended July 2, 2006, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts presented for the three and six months ended July 3, 2005, have been reclassified to conform to the 2006 presentation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended July 2, 2006, and July 3, 2005, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended July 2, 2006, and July 3, 2005, was $160.3 million and $126.8 million, respectively.

Adoption of New Accounting Standard for Share-Based Payment
As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, in December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under Accounting Principles Board Opinion No. 25 (APB No. 25) and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

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

The impact of adopting SFAS No. 123R, as compared to if the Corporation had continued to account for share-based compensation under APB No. 25, decreased the captions noted in the table below as follows:

	Three Months Ended				Six Months Ended
(Amounts in Millions Except Per Share Data)	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005

Earnings from continuing operations before income taxes	$(3.	9)	$(4.	8)	$(8.	5)	$(10.	8)
Net earnings from continuing operations	$(2.	5)	$(3.	1)	$(5.	5)	$(7.	0)
Net earnings	$(2.	5)	$(3.	1)	$(5.	5)	$(7.	0)

Basic earnings per share	$(.0	3)	$(.0	4)	$(.0	7)	$(.0	9)

Diluted earnings per share	$(.0	3)	$(.0	4)	$(.0	7)	$(.0	9)

Prior to the adoption of SFAS No. 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of options or vesting of other stock-based arrangements as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements to be classified as financing cash flows. The Corporation has recognized $6.1 million and $12.0 million as a financing cash flow, within the caption “Issuance of common stock”, for the six-month periods ended July 2, 2006 and July 3, 2005, respectively, that would have been recognized as an operating cash flow prior to the adoption of SFAS No. 123R.

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Corporation will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.

NOTE 2: ACQUISITIONS
Effective March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector). The cash purchase price for the transaction was approximately $158.4 million net of cash acquired of $.1 million and including transaction costs of $.8 million. That cash purchase price of $158.4 million included a $2.3 million reduction, received in the second quarter of 2006 based upon the changes in the net assets of Vector through the closing date. The addition of Vector to the

Corporation’s Power Tools and Accessories segment allows the Corporation to offer customers a broader range of products.

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

The Corporation has not yet obtained all information, including but not limited to, finalization of independent appraisals, required to complete the purchase price allocation related to Vector. The allocation will be completed in 2006. The initial purchase price allocation of Vector based upon management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$18.4
Inventories	42.6
Property and equipment	3.3
Goodwill	83.4
Intangible assets	24.5
Other current and long-term assets	8.3

Total assets acquired	180.5

Accounts payable and accrued liabilities	15.5
Other liabilities	6.6

Total liabilities	22.1

Fair value of net assets acquired	$158.4

The preliminary allocation of the purchase price resulted in the recognition of $83.4 million of goodwill primarily related to the anticipated future earnings and cash flows of Vector. The transaction also generated $24.5 million of finite-lived intangible assets that will be amortized over periods of 10 to 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet.

Prior to the date of the acquisition of Vector and during the first and second quarter of 2006, the Corporation identified opportunities to integrate the business into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired business in the amount of $1.3 million. These actions principally reflect severance costs associated with administrative and distribution functions of the acquired business as well as the cost of lease and other contractual obligations for which no future benefit will be realized. The Corporation expects that these integration actions will be completed by the end of 2006.

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

Sales and earnings before income taxes of the discontinued operations were $17.1 million and $.1 million, respectively, and $35.2 million and $1.2 million, respectively, for the three and six months ended July 3, 2005. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

NOTE 4: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	July 2, 2006	December 31, 2005

FIFO cost
Raw materials and work-in-process	$295.2	$257.5
Finished products	828.0	774.0

	1,123.2	1,031.5
Adjustment to arrive at LIFO inventory value	11.2	17.6

	$1,134.4	$1,049.1

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 5: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT AND LONG-TERM DEBT
The terms of the Corporation's $1.0 billion commercial paper program and its supporting $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. The Corporation's average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $504.3 million and $141.8 million for the six-month periods ended July 2, 2006 and July 3, 2005, respectively. At July 2, 2006, the amount available for borrowing under the Corporation's $1.0 billion revolving credit facility was $574.5 million.

On February 1, 2006, the Corporation repaid $154.6 million of maturing 7.0% notes. Also on February 1, 2006, $125.0 million notional amount of fixed-to-variable interest rate swaps expired. At July 2, 2006, the Corporation's portfolio of interest rate swap instruments consisted of $400.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.11%. The basis of the variable rate paid is the London Interbank Offer Rate (LIBOR).

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $748.6 million and $867.8 million were included in the Consolidated Balance Sheet at July 2, 2006 and December 31, 2005, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: POSTRETIREMENT BENEFITS
The Corporation's pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005. The following table presents the components of the Corporation's net periodic cost related to its defined benefit pension plans for the three and six months ended July 2, 2006 and July 3, 2005 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Three Months Ended		Three Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Service cost	$6.2	$6.1	$3.6	$3.5
Interest cost	14.6	14.5	9.5	9.6
Expected return on plan assets	(19.2)	(20.1)	(8.6)	(9.0)
Amortization of prior service cost	.8	.3	.4	.4
Amortization of net actuarial loss	6.2	5.3	4.3	3.1

Net periodic cost	$8.6	$6.1	$9.2	$7.6

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Six Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Service cost	$12.4	$12.2	$7.1	$7.1
Interest cost	29.2	28.9	18.7	19.4
Expected return on plan assets	(38.4)	(40.3)	(16.9)	(18.0)
Amortization of prior service cost	1.7	.6	.8	.7
Amortization of net actuarial loss	12.4	10.7	8.4	6.2

Net periodic cost	$17.3	$12.1	$18.1	$15.4

The Corporation's defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

The following table presents the components of the Corporation's net periodic cost related to its defined benefit postretirement plans for the three and six months ended July 2, 2006 and July 3, 2005 (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Service cost	$.3	$.2	$.5	$.4
Interest cost	1.5	2.1	3.0	4.2
Amortization of prior service cost	(1.2)	(.4)	(2.3)	(.8)
Amortization of net actuarial loss	.2	.2	.4	.4

Net periodic cost	$.8	$2.1	$1.6	$4.2

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended				Six Months Ended
(Amounts in Millions Except Per Share Data)	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005

Numerator:
Net earnings from continuing operations	$152.	2	$150.	9	$265.	3	$294.	9
Net earnings of discontinued operations		–		–		–	.	8

Net earnings	$152.	2	$150.	9	$265.	3	$295.	7

Denominator:
Denominator for basic earnings per share -
weighted-average shares	75.	0	79.	8	75.	5	80.	1
Employee stock options and other
stock-based plans	2.	1	2.	3	2.	1	2.	4

Denominator for diluted earnings per share
- adjusted weighted-average shares and
assumed conversions	77.	1	82.	1	77.	6	82.	5

Basic earnings per share
Continuing operations	$2.0	3	$1.8	9	$3.5	1	$3.6	8
Discontinued operations		–		–		–	.0	1

Basic earnings per share	$2.0	3	$1.8	9	$3.5	1	$3.6	9

Diluted earnings per share
Continuing operations	$1.9	8	$1.8	4	$3.4	2	$3.5	8
Discontinued operations		–		–		–	.0	1

Diluted earnings per share	$1.9	8	$1.8	4	$3.4	2	$3.5	9

NOTE 8: SHARE-BASED COMPENSATION
As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements, the Corporation adopted SFAS No. 123R on January 1, 2006, under the modified retrospective method of adoption. The Corporation recognized total stock-based compensation costs of $7.6 million and $15.7 million for the three and six months ended July 2, 2006, respectively, and $8.6 million and $15.6 million for the three and six months ended July 3, 2005, respectively. These amounts are reflected in selling, general, and administrative expenses. The total income tax benefit recognized for stock-based compensation arrangements was $2.7 million and $5.5 million for the three and six months ended July 2, 2006, respectively, and $3.0 million and $5.5 million for the three and six months ended July 3, 2005, respectively.

The Corporation has three stock-based employee compensation plans, which are described below. As of July 2, 2006, unrecognized stock-based compensation expense related to stock options, restricted and Performance Equity Plan stock awards totaled $71.7 million. That cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.9 years.

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

Outstanding stock options as of July 2, 2006, and changes during the six months ended July 2, 2006, were as follows:

	Stock Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	6,271,89	8	$49.86
Granted	737,62	0	92.36
Exercised	(492,78	2)	44.58
Forfeited	(98,46	7)	64.69

Outstanding at July 2, 2006	6,418,26	9	$54.92	5.9	$195.5

Shares expected to vest at July 2, 2006	6,243,14	5	$54.29	5.8	$193.5

Shares exercisable at July 2, 2006	4,589,96	5	$46.36	4.7	$174.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2006. This amount will change based on the fair market value of the Corporation's stock.

Cash received from option exercises for the six months ended July 2, 2006, was $17.3 million.

The total intrinsic value of options exercised during the six months ended July 2, 2006 and July 3, 2005, was $22.4 million and $44.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $7.8 million and $15.6 million for the six months ended July 2, 2006 and July 3, 2005, respectively.

The weighted-average grant-date fair value of options granted during the six months ended July 2, 2006 and July 3, 2005 were $25.66 per share and $26.13 per share, respectively. The fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding expected volatility, dividend yield, the risk-free interest rate, expected option life, and the exercise price compared to the stock price on the grant date. In connection with the adoption of SFAS No. 123R and the 2006 grant of employee stock options, the Corporation evaluated the assumptions previously used for estimating the fair value of the options granted. Based on this evaluation, including guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin 107, the Corporation determined that a combination of historical and implied volatility, rather than historical volatility alone, provided a better indicator of future stock price trends. The volatility assumption utilized in determining the fair value of stock options granted during the six months ended July 2, 2006, was based upon the average of historical and implied volatility. The Corporation determined the estimated expected life of options based on a weighted average of the average period of time from grant date to exercise date, the average period from grant date to cancellation date after vesting, and the mid-point of time to expiration for outstanding vested options.

The Corporation has a share repurchase program that was implemented based on the belief that its shares were undervalued and to manage share growth resulting from option exercises. At July 2, 2006, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 1,795 shares of its common stock. On July 20, 2006, the Board of Directors authorized an additional 8,000,000 shares for repurchase.

Restricted Stock Plan
In 2004, the Corporation adopted a restricted stock plan. A total of 1,000,000 shares of restricted stock were authorized under this plan. Under the restricted stock plan, eligible employees are awarded restricted shares of the Corporation's common stock. Restrictions on awards generally expire from three to four years after issuance, subject to continuous employment and certain other conditions.

Non-vested restricted stock as of July 2, 2006, and changes during the six months ended July 2, 2006, were as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2005	437,69	6	$67.80
Granted	216,37	9	$92.36
Forfeited	(21,12	8)	$68.06
Vested	(10,70	3)	$68.85

Non-vested at July 2, 2006	622,24	4	$76.31

The fair value of the shares that vested during the six months ended July 2, 2006, was $.9 million.

Performance Equity Plan
The Corporation also has a Performance Equity Plan (PEP) under which awards payable in the Corporation's common stock are made. Vesting of the awards, which can range from 0% to 150% of the initial award, is based on pre-established financial performance measures during a two-year performance period. The fair value of the shares that vested during the six months ended July 2, 2006 was $7.4 million. During the six months ended July 2, 2006, the Corporation granted 43,778 performance shares under the PEP. At July 2, 2006, there were 83,483 performance shares outstanding under the PEP.

NOTE 9: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended July 2, 2006	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,253.0	$260.4	$173.4	$1,686.8	$10.1	$–	$1,696.9
Segment profit (loss) (for Consoli-
dated, operating income)	176.1	41.0	25.9	243.0	1.5	(18.2)	226.3
Depreciation and amortization	26.0	6.4	4.8	37.2	.2	.4	37.8
Capital expenditures	18.6	3.5	3.2	25.3	.1	–	25.4

Three Months Ended July 3, 2005

Sales to unaffiliated customers	$1,241.4	$277.4	$167.8	$1,686.6	$12.2	$–	$1,698.8
Segment profit (loss) (for Consoli-
dated, operating income)	176.4	39.1	22.3	237.8	1.6	(22.1)	217.3
Depreciation and amortization	26.5	5.9	4.7	37.1	.3	.3	37.7
Capital expenditures	21.5	3.2	3.3	28.0	.1	.1	28.2

Six Months Ended July 2, 2006

Sales to unaffiliated customers	$2,366.3	$511.0	$343.6	$3,220.9	$4.9	$–	$3,225.8
Segment profit (loss) (for Consoli-
dated, operating income)	313.1	74.3	50.2	437.6	.6	(43.7)	394.5
Depreciation and amortization	52.3	12.2	9.5	74.0	.1	1.1	75.2
Capital expenditures	38.2	5.1	5.9	49.2	.1	–	49.3

Six Months Ended July 3, 2005

Sales to unaffiliated customers	$2,331.7	$519.7	$334.5	$3,185.9	$32.2	$–	$3,218.1
Segment profit (loss) (for Consoli-
dated, operating income)	307.9	68.6	46.3	422.8	4.4	(51.6)	375.6
Depreciation and amortization	52.0	12.2	9.3	73.5	.8	2.1	76.4
Capital expenditures	39.8	8.6	5.8	54.2	.3	.3	54.8

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

The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income). In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment's operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year's budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation's budgeted rates of exchange for 2006. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

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

The reconciliation of segment profit to the Corporation's earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Segment profit for total reportable business segments	$243.0	$237.8	$437.6	$422.8
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to
actual rates	1.5	1.6	.6	4.4
Depreciation of Corporate property	(.3)	(.2)	(.5)	(.4)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(6.3)	(3.8)	(12.5)	(7.7)
Other adjustments booked in consolidation directly
related to reportable business segments	(2.0)	(.8)	(4.3)	(1.6)
Amounts allocated to businesses in arriving at segment
profit in excess of (less than) Corporate center operating
expenses, eliminations, and other amounts identified above	(9.6)	(17.3)	(26.4)	(41.9)

Operating income	226.3	217.3	394.5	375.6
Interest expense, net of interest income	17.5	9.8	31.2	19.0
Other expense (income)	.9	1.3	.9	(52.2)

Earnings from continuing operations before income taxes	$207.9	$206.2	$362.4	$408.8

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Interest expense	$24.7	$19.6	$49.4	$37.2
Interest (income)	(7.2)	(9.8)	(18.2)	(18.2)

	$17.5	$9.8	$31.2	$19.0

NOTE 11: OTHER EXPENSE (INCOME)
Other expense (income) was $.9 million for both the three and six months ended July 2, 2006, and $1.3 million and $(52.2) million for the three and six months ended July 3, 2005, respectively. During the six months ended July 3, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

NOTE 12: INCOME TAXES
The Corporation’s income tax expense and resultant effective tax rate, for each of the three-and six- month periods ended July 2, 2006 and July 3, 2005, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate was 26.8% for the second quarters of 2006 and 2005. The Corporation’s effective tax rate of 26.8% for the first six months of 2006 was less than the 27.9% rate recognized in the corresponding period in 2005 due to the tax effects — $19.2 million — of the $55.0 million settlement of environmental and product liability coverage litigation with an insurer recognized in the first quarter of 2005.

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

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have cross-claims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit). In February 2006, the Fourth Circuit issued its decision, deciding two of three issues in the Corporation’s favor and remanding the third issue for trial in the Court. The Corporation vigorously disputes the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $165 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of July 2, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales for the six-month period ended July 2, 2006. As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements, on March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector). Vector, a designer and marketer of consumer portable power products, is included in the Power Tools and Accessories segment.

The Corporation markets its products and services in over 100 countries. During 2005, approximately 66%, 21% and 13% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively; and these percentages have remained consistent for the six-month period ended July 2, 2006. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

An overview of the Corporation’s results of operations for the three- and six-month periods ended July 2, 2006, includes the following:

o	Sales of $1,696.9 million for the three-month period ended July 2, 2006, approximated sales in the corresponding period in 2005.

o	Sales of $3,225.8 million for the six-month period ended July 2, 2006, approximated sales in the corresponding period in 2005.

o	The acquisition of Vector on March 1, 2006: (i) broadened the Corporation’s product offerings within the Power Tools and Accessories segment; and (ii) increased sales by 2% and 1% during the three- and six-month periods ended July 2, 2006.

o	Operating income as a percentage of sales increased by approximately 50 basis points and 60 basis points for the three- and six-month periods ended July 2, 2006, respectively, over the corresponding periods in 2005. The Corporation anticipates that operating income as a percentage of sales will decline in the third quarter of 2006 — as compared to the corresponding period in 2005 — as a result of rising raw material costs and the lower levels of restructuring and integration savings. The Corporation anticipates that operating income as a percentage of sales will improve modestly in the fourth quarter of 2006 — as compared to the corresponding period in 2005 — as a result of planned price increases, rising raw material costs and the lower levels of restructuring and integration savings. Rising raw material costs increased cost of goods sold by approximately $20 million and $35 million during the three- and six-month periods ended July 2, 2006, respectively, and are expected to increase cost of goods sold by approximately $95 million for 2006. The Corporation realized incremental restructuring and integration benefits of approximately $16 million and $34 million during the three- and six-month periods ended July 2, 2006, respectively, net of restructuring-related expenses. The Corporation anticipates an additional $11 million in incremental restructuring and integration benefits during the remainder of 2006.

o	Interest expense (net of interest income) increased by $7.7 million and $12.2 million for the three- and six-month periods ended July 2, 2006, respectively, over the corresponding 2005 periods due primarily to higher short-term borrowing levels and higher prevailing U.S. interest rates.

o	Net earnings from continuing operations increased to $152.2 million, or $1.98 per share on a diluted basis, for the three-month period ended July 2, 2006, compared to net earnings from continuing operations of $150.9 million, or $1.84 per share on a diluted basis, for the three-month period ended July 3, 2005.

o	Net earnings from continuing operations were $265.3 million, or $3.42 per share on a diluted basis, for the six-month period ended July 2, 2006, compared to net earnings from continuing operations of $294.9 million, or $3.58 per share on a diluted basis, for the six-month period ended July 3, 2005. Net earnings from continuing operations before income taxes for the six months ended July 3, 2005, benefited from a favorable settlement — $55.0 million pre-tax ($35.8 million net of tax) — of environmental and product liability coverage litigation with an insurer that is included in other income in the Consolidated Statement of Earnings.

o	The Corporation repurchased approximately 2.3 million shares of the Corporation’s common stock in the second quarter of 2006 and approximately 4.1 million shares in the first half of 2006 under the Corporation’s share repurchase program. In July 2006, the Board of Directors authorized the repurchase of an additional 8.0 million shares.

The preceding information is an overview of certain information for the three- and six-month periods ended July 2, 2006, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed. Also, the Corporation has attempted to differentiate between sales of its “existing” businesses and sales of acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of “existing” businesses. For example, in 2006, the sales of Vector are included in sales of acquired businesses.

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended July 2, 2006 and July 3, 2005:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended		Six Months Ended
(Dollars in Millions)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Total sales	$ 1,696.9	$ 1,698.8	$ 3,225.8	$ 3,218.1

Unit volume - existing (a)	–%	9%	1%	13%
Unit volume - acquired (b)	2%	20%	1%	20%
Price	(2)%	(1)%	(1)%	(1)%
Currency	–%	3%	(1)%	3%

Change in total sales	–%	31%	–%	35%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists; however, includes unit volume in 2005 of the European FLEX power tools business sold in November 2005.
(b)	Represents change in unit volume for businesses that were acquired (i.e., Vector) and were not included in prior period results.

Total consolidated sales for the three- and six-month periods ended July 2, 2006, approximated sales in the corresponding 2005 periods. Changes in unit volume of existing businesses for the three- and six-month periods ended July 2, 2006, as compared to the corresponding period in 2005, were both affected by increases in sales of professional power tools and accessories in North America, power tools and accessories in Latin America, and sales of the Fastening and Assembly Systems segment. However, these increases were partially offset by sales declines in the Hardware and Home Improvement segment and in the consumer power tools and accessories business in North America. Sales of the acquired Vector business accounted for two percentage points and one percentage point of the increase in sales for the three- and six-month periods ended July 2, 2006, respectively, over the corresponding 2005 periods. Thus, effectively offsetting the one percentage point decline in sales, for the three- and six-month periods, that resulted from the Corporation’s divestiture of its European FLEX business in late 2005. Pricing actions had a 2% and 1% negative effect on sales for the three- and six-month periods ended July 2, 2006, respectively, as compared to the corresponding periods in 2005. The effects of foreign currencies did not have a material impact on sales during the three-month period ended July 2, 2006, as compared to the corresponding period in 2005. The effects of a stronger U.S. dollar compared to certain other currencies, particularly the euro, pound sterling, and yen, caused a 1% decrease in the Corporation’s consolidated sales during the six-month period ended July 2, 2006, as compared to the corresponding period in 2005.

EARNINGS
The Corporation reported consolidated operating income of $226.3 million, or 13.3% of sales, during the three months ended July 2, 2006, as compared to operating income of $217.3 million, or 12.8% of sales, in the corresponding period in 2005. Operating income for the six months ended July 2, 2006, was $394.5 million, or 12.2% of sales, compared to operating income of $375.6 million, or 11.7% of sales, in the corresponding period in 2005.

Consolidated gross margin as a percentage of sales was 35.5% for both the three- and six-month periods ended July 2, 2006, as compared to 35.3% for both the three- and six-month periods ended July 3, 2005. The increase in gross margin was due primarily to favorable product and geographic mix and the positive effects of restructuring actions, including lower restructuring- related costs in 2006. These positive factors were partially offset by increased raw material costs, particularly in the Hardware and Home Improvement and Power Tools and Accessories segments. The Corporation anticipates that operating income as a percentage of sales will decline in the third quarter of 2006 — as compared to the corresponding period in 2005 — as a result of rising raw material costs and the lower levels of restructuring and integration savings. The Corporation anticipates that operating income as a percentage of sales will improve modestly in the fourth quarter of 2006 — as compared to the corresponding period in 2005 — as a result of planned price increases, rising raw material costs and the lower levels of restructuring and integration savings.

Consolidated selling, general, and administrative expenses as a percentage of sales were 22.2% and 23.3% for the three- and six-month periods ended July 2, 2006, respectively, compared to 22.5% and 23.6% for the corresponding three- and six-month periods, respectively, in 2005. The reduction in selling, general, and administrative expenses as a percentage of sales for both the three and six months ended July 2, 2006, as compared to the corresponding periods in 2005, was principally due to the leverage of lower expenses over flat sales, including lower employee-related expenses.

Consolidated net interest expense (interest expense less interest income) for the three months ended July 2, 2006, was $17.5 million compared to net interest expense of $9.8 million for the three months ended July 3, 2005. Net interest expense for the six months ended July 2, 2006 and July 3, 2005, was $31.2 million and $19.0 million, respectively. The increase in net interest expense for both the three and six months ended July 2, 2006, was primarily the result of higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities, and higher short-term borrowing levels, both as compared to the corresponding periods in 2005.

Other expense (income) was $.9 million and $1.3 million for the three months ended July 2, 2006 and July 3, 2005, respectively. Other expense (income) for the six months ended July 2, 2006 and July 3, 2005 was $.9 million and $(52.2) million, respectively. During the six months ended July 3, 2005, the Corporation received a payment of $55.0 million relating the settlement of environmental and product liability coverage litigation with an insurer.

The Corporation’s effective tax rate of 26.8% for the second quarter of 2006 was consistent with the second quarter of 2005. On a year to date basis, the effective tax rate was 26.8% in 2006 and 27.9% in 2005. The decrease in the current year-to-date period is principally due to the tax effects — $19.2 million — of the $55.0 million pre-tax insurance settlement during the first quarter of 2005 previously described. The Corporation’s income tax expense and resultant effective tax rate, for both the three- and six-month periods ended July 2, 2006 and July 3, 2005, were based upon the estimated effective tax rates applicable for the full years, after giving effect to any significant items related specifically to interim periods.

The Corporation reported net earnings from continuing operations of $152.2 million, or $1.98 per share on a diluted basis, for the three-month period ended July 2, 2006, compared to net earnings from continuing operations of $150.9 million, or $1.84 per share on a diluted basis, for the corresponding period in 2005. The Corporation reported net earnings from continuing operations of $265.3 million, or $3.42 per share on a diluted basis, for the six-month period ended July 2, 2006, compared to net earnings from continuing operations of $294.9 million, or $3.58 per share on a diluted basis, for the corresponding period in 2005.

The Corporation reported net earnings of $152.2 million, or $1.98 per share on a diluted basis, for the three-month period ended July 2, 2006, compared to net earnings of $150.9 million, or $1.84 per share on a diluted basis, for the corresponding period in 2005. The Corporation reported net earnings of $265.3 million, or $3.42 per share on a diluted basis, for the six-month period ended July 2, 2006, compared to net earnings of $295.7 million, or $3.59 per share on a diluted basis, for the corresponding period in 2005. In addition to the matters previously noted, diluted earnings per share for both the three- and six-month periods ended July 2, 2006, also benefited from lower shares outstanding.

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

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Sales to unaffiliated customers	$1,253.0	$1,241.4	$2,366.3	$2,331.7
Segment profit	176.1	176.4	313.1	307.9

Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2006 increased 1% over the 2005 level. Sales of the acquired Vector business resulted in a 3% increase in sales during the second quarter of 2006. That increase was partially offset by a two percentage point decrease in sales of the legacy Power Tools and Accessories businesses that was primarily attributable to negative pricing actions and the divestiture of the FLEX business in late 2005.

Sales in North America increased slightly during the second quarter of 2006 compared to the prior year’s level. Sales of the Corporation’s professional power tools and accessories business in the United States increased at a low-single-digit rate primarily as result of higher sales of construction products, led by orders for DEWALT’s new 36-volt line of lithium-ion tools, and of accessories, which were partially offset by lower equipment sales. Sales for the consumer power tools and accessories business in the United States decreased at a mid-single-digit rate as a result of lower sales of pressure washers, consumer power tools, and outdoor products, primarily as a result of lost pressure washer listings in the later part of 2005 and the reduction in consumer power tools and outdoor product inventories by certain retailers. These reductions were partially offset by sales of the acquired Vector business. In Canada, sales increased at a low-single-digit rate, led by a high-single-digit rate of increase in the professional power tools and accessories business that was partially offset by a high-single-digit rate of decline in the consumer power tools and accessories business.

Sales in Europe during the second quarter of 2006 decreased slightly as compared to the level experienced in the corresponding period in 2005, despite a four percentage point reduction associated with the divestiture of the FLEX business. Sales of the Corporation’s professional power tools and accessories business in Europe decreased at a mid-single-digit rate. That decrease was the result of a high-single-digit rate decrease from the effects of the FLEX divestiture which was partially offset by a mid-single-digit rate of increase in legacy sales of the professional power tools and accessories business in Europe. Sales of the Corporation’s consumer power tools and accessories business in Europe increased at a mid-single-digit rate primarily as a result of higher sales of lawn and garden products.

Sales in other geographic areas increased at a high-single-digit rate in the second quarter of 2006. That increase resulted from a double-digit rate of increase in Latin America and a mid-single-digit rate of increase in Asia, which was partially offset by a low-single-digit rate of decline in Australia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 14.0% for the three months ended July 2, 2006, as compared to 14.2% for the corresponding 2005 period. The decrease in segment profit as a percentage of sales was due to the dilutive impact of the Vector acquisition. Commodity inflation and costs associated with product launches also contributed to the decrease in segment profit but were largely offset by higher margins outside North America and savings from integration efforts.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended July 2, 2006 increased 2% over the 2005 level. Sales of the acquired Vector business resulted in a 2% increase in sales during the first six months of 2006 while sales in the legacy Power Tools and Accessories businesses were flat.

Sales in North America increased slightly during the six months ended July 2, 2006, over the prior year’s level. Sales of the Corporation’s professional power tools and accessories business in the United States increased at a low-single-digit rate primarily as a result of higher sales of construction tools, led by orders for DEWALT’s new 36-volt line of lithium-ion tools, and of accessories, which were partially offset by lower equipment sales. Sales of the consumer power tools and accessories business in the United States decreased at a low-single-digit rate from the 2005 level as a result of lower sales of pressure washers and lawn and garden products, which were partially offset by sales of the acquired Vector business. In Canada, sales decreased at a low-single-digit rate as a result of a double-digit rate of decline in the consumer power tools and accessories business that was partially offset by a mid-single-digit rate of increase in the professional power tools and accessories business.

Sales in Europe during the six months ended July 2, 2006 increased at a low-single-digit rate over the level experienced in the corresponding period in 2005, despite a five percentage point reduction associated with the divestiture of the FLEX business. Sales of the Corporation’s professional power tools and accessories business in Europe decreased at a low-single-digit rate, primarily as a result of a high-single-digit rate of decrease from the effects of the FLEX divestiture that was partially offset by a high-single-digit rate of increase in legacy sales of the professional power tools and accessories business in Europe. Sales of the Corporation’s consumer power tools and accessories business in Europe increased at a mid-single-digit rate primarily as a result of higher sales of lawn and garden products.

Sales in other geographic areas increased at a double-digit rate for the six months ended July 2, 2006, over the prior year’s level. That increase resulted from a double-digit rate of increase in Latin America and a high-single-digit rate of increase in Asia, which was partially offset by a low-single-digit rate of decline in Australia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 13.2% for both the six-month periods ended July 2, 2006 and July 3, 2005. The consistent segment profit as a percentage of sales in the first six months of 2006 resulted from higher gross margin being offset by higher selling, general, and administrative expenses, both as a percentage of sales. Gross margin as a percentage of sales increased for the first half of 2006 over the corresponding 2005 period as a result of lower costs associated with a plant closure and improved product mix, which were partially offset by the impact of the negative effects of pricing actions, higher raw material costs, and lower production levels. The increase in selling, general, and administrative expenses as a percentage of sales in the first half of 2006 was attributable to a favorable settlement associated with infringement on the Corporation’s patents that occurred during the 2005 period and to the impact of higher promotional and marketing expenses.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Sales to unaffiliated customers	$260.4	$277.4	$511.0	$519.7
Segment profit	41.0	39.1	74.3	68.6

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 6% during the second quarter of 2006 and by 2% in the first six months of 2006, as compared to the corresponding periods in 2005. Sales of plumbing products decreased at a double-digit rate in the second quarter of 2006 and a mid-single-digit rate during the first six months of 2006 from the corresponding periods in 2005 due to the strong sales in 2005 associated with increased listings at a significant customer. Sales of security hardware products decreased at a low-single-digit rate in the second quarter of 2006 and increased at a low-single-digit rate in the first six months of 2006 as compared to the corresponding periods in 2005. The decrease in the second quarter of 2006 was largely due to inventory adjustments at a key retailer. The increase in the first half of 2006 was primarily due to strong sales in the Kwikset business related to new construction.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment increased from 14.1% and 13.2% for the three and six months ended July 3, 2005, respectively, to 15.8% and 14.5% for the three and six months ended July 2, 2006, respectively. These increases in segment profit as a percentage of sales during the three- and six-month periods ended July 2, 2006, were attributable to an increase in gross margin as a percentage of sales, principally due to the positive effects of restructuring and other productivity initiatives and to the absence of transition costs for manufacturing rationalization that occurred in 2005, which were partially offset by increased raw material costs. Additionally, segment profit for the three and six months ended July 3, 2005 was negatively impacted by a $4.2 million write-down of property and equipment. Selling, general, and administrative expenses as a percentage of sales were lower for both the three- and six-month periods ended July 2, 2006, compared to the prior year’s levels, due to the absence of transition costs for distribution rationalization that occurred in 2005.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Sales to unaffiliated customers	$173.4	$167.8	$343.6	$334.5
Segment profit	25.9	22.3	50.2	46.3

Sales to unaffiliated customers in the Fastening and Assembly Systems increased by 3% for both the three- and six-month periods ended July 2, 2006, over the corresponding periods in 2005. Sales of the North American automotive business increased at a low single-digit rate during both the second quarter and first six months of 2006, as compared to the corresponding periods in 2005. Sales of the North American industrial business decreased at a low single-digit rate during the second quarter of 2006 and at a mid-single-digit rate during the first half of 2006, as compared to the corresponding periods in 2005. Sales of the European operations during the second quarter of 2006 approximated the prior year’s level. Sales of the European operations increased at a low single-digit rate during the first six months of 2006 as compared to the corresponding period in 2005. The European industrial business experienced a low single-digit rate of sales growth during the second quarter of 2006 and a low single-digit rate of decline during the first half of 2006 as compared to the 2005 levels. Sales of the European automotive business approximated the prior year’s level during the second quarter of 2006 and increased at a mid-single-digit rate during the first half of 2006 over the prior year’s level. Sales in Asia during both the second quarter and first six months of 2006 increased at a double-digit rate over the 2005 levels.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 13.3% in the second quarter of 2005 to 15.0% in the second quarter of 2006 and from 13.8% in the first half of 2005 to 14.6% in the corresponding period in 2006. The second quarter increase was attributable to improved mix and spending controls. For the first six months of 2006, the increase was due to improved spending controls.

Other Segment-Related Matters

As indicated in the first table of Note 9 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments and Eliminations was $(18.2) million and $(43.7) million for the three- and six-month periods ended July 2, 2006, respectively, as compared to $(22.1) million and $(51.6) million, respectively, for the corresponding periods in 2005. The decline in Corporate expenses during the three months ended July 2, 2006, was primarily due to increased Corporate expense allocations charged directly to the Corporation’s business segments and lower employee-related expenses not allocated directly to the Corporation’s business segments, which were partially offset by higher pension expenses, higher legal and environmental expenses and a higher level of expenses directly related to the reportable business segments. The decline in Corporate expenses during the six months ended July 2, 2006, was primarily due to increased Corporate expense allocations charged directly to the Corporation’s business segments and lower employee-related expenses not allocated directly to the Corporation’s business segments, which were partially offset by higher pension expenses and a higher level of expenses directly related to the reportable business segments.

As more fully described in Note 9 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2006 will increase by approximately $12 million over the 2005 level. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 9 of Notes to Consolidated Financial Statements was $6.3 million and $12.5 million for the three- and six-month periods ended July 2, 2006, respectively, as compared to $3.8 million and $7.7 million, respectively, for the corresponding periods in 2005. These increases reflect the effect of the higher level of pension and other postretirement benefit expenses in 2006 — exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments — not allocated to the reportable business segments.

Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $2.0 million and $4.3 million for the three- and six-month periods ended July 2, 2006, respectively, as compared to $.8 million and $1.6 million, respectively, for the corresponding periods in 2005. The segment-related expenses excluded from segment profit for the second quarter of 2006 and 2005 primarily related to the Power Tools and Accessories segment. The segment-related expenses excluded from segment profit for the six-month periods ended July 2, 2006 and July 3, 2005, primarily related to the Power Tools and Accessories segment and to the Hardware and Home Improvement segment, respectively.

RESTRUCTURING ACTIVITY
The Corporation’s restructuring activities are more fully discussed in both Item 7 under the caption “Restructuring Actions” and Item 8 in Note 20 of Notes to Consolidated Financial Statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The Corporation realized incremental benefits of approximately $16 million and $34 million during the three and six months ended July 2, 2006, respectively, net of restructuring-related expenses. Of those restructuring savings, approximately $13 million and $28 million benefited gross margin during the three and six months ended July 2, 2006, respectively, with the remainder realized through a reduction of selling, general, and administrative expenses.

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

The Corporation expects that incremental pre-tax savings associated with the integration of the Porter-Cable and Delta Tools businesses into its Power Tools and Accessories segment will benefit results by approximately $20 million in 2006, net of integration-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2006, approximately 85% will benefit gross margin and 15% will be realized through a reduction of selling, general, and administrative expenses.

Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY
The following table provides information as of July 2, 2006, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	6 Mos. Ending Dec. 31, 2006	2007	2008	2009	2010	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (other currencies)	$447.9	$–	$–	$–	$–	$–	$447.9	$447.9
Average interest rate	5.27%						5.27%
Long-term debt
Fixed rate (U.S. dollars)	$.2	$150.2	$.2	$.1	$–	$850.0	$1,000.7	$998.3
Average interest rate	7.00%	6.55%	7.00%	7.00%		6.27%	6.32%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$–	$75.0	$–	$–	$–	$325.0	$400.0	$11.9
Average pay rate (a)
Average receive rate		5.22%				5.08%	5.11%

(a)	The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount that is based upon 3-month forward LIBOR.

FINANCIAL CONDITION
Operating activities provided cash of $181.0 million for the six months ended July 2, 2006, as compared to $150.4 million in the corresponding period in 2005. That increase during the six months ended July 2, 2006, as compared to the corresponding period in 2005, was primarily due to an improvement in working capital, specifically accounts receivables and inventories, which was partially offset by a higher usage of cash associated with other current liabilities, including higher income tax payments, and other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities. This improvement in working capital in 2006 was partially offset by lower net earnings resulting from the effect of a $55 million pre-tax settlement with an insurer in 2005.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at July 2, 2006, improved slightly over the level at July 3, 2005. Average inventory turns at July 2, 2006, decreased slightly in comparison to inventory turns at July 3, 2005.

Investing activities for the six months ended July 2, 2006, used cash of $185.8 million as compared to $58.4 million of cash used during the corresponding period in 2005. The increase in cash used by investing activities in 2006 was primarily due to the purchase of Vector for $158.4 million, net of cash acquired, which was partially offset by $16.1 million of cash received associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools businesses. Capital expenditures decreased $5.5 million during the first six months of 2006 as compared to the 2005 period. The Corporation anticipates that its capital spending in 2006 will approximate $115 million.

Financing activities for the six months ended July 2, 2006, used cash of $645.7 million, as compared to $232.7 million of cash used during the corresponding period in 2005. The increase in cash used for financing activities primarily resulted from the payment of long-term debt, including a scheduled repayment of term debt in the amount of $154.6 million, and a $120.3 million reduction in short-term borrowings. During the six months ended July 2, 2006, the Corporation purchased 4,067,000 shares of its common stock at an aggregate cost of $341.4 million. During the corresponding period in 2005, the Corporation repurchased 3,054,000 shares of its common stock at an aggregate cost of $251.7 million. On July 20, 2006, the Board of Directors authorized the Corporation to purchase up to an additional 8.0 million shares of its common stock. Subsequent to receiving this authorization and through August 10, 2006, the Corporation repurchased 2,156,000 shares of its common stock at an aggregate cost of $152.3 million. Cash provided on the issuance of common stock decreased $33.1 million for the six months ended July 2, 2006, as compared to corresponding 2005 period due to the lower level of stock option exercises. Cash used in financing activities in the 2006 period was also affected by the Corporation’s quarterly dividend payments, which increased 36% on a per share basis — from $.56 in the first half of 2005 to $.76 in the first half of 2006.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 59% and 64% at July 2, 2006, and December 31, 2005, respectively. Average debt maturity was 5.5 years at July 2, 2006, compared to 4.9 years at December 31, 2005. Average long-term debt maturity was 7.9 years at July 2, 2006, compared to 7.3 years at December 31, 2005.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1A of Part II of this report and Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES
(a)     Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of July 2, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b)     There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended July 2, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of July 2, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable.

While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the risk factor noted below. These risk factors could materially affect our business, financial condition or results of operations.

Planned price increases could impact the demand for our products from customers and end-users. We intend to increase the prices of our products for our U.S. power tools and accessories business and hardware and home improvement business later in 2006. An adverse reaction by our customers or end-users to these price increases could negatively impact our anticipated sales, profitability, manufacturing volumes or inventory levels.

The risks described in the preceding paragraph and in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business.  Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plan

April 3, 2006 through
April 30, 2006		–		$–		–	2,299,79	5
May 1, 2006 through
May 28, 2006	166,30	0	$ 87.5	6	166,30	0	2,133,49	5
May 29, 2006 through
July 2, 2006	2,131,70	0	$ 83.7	9	2,131,70	0	1,79	5

Total	2,298,00	0	$ 84.0	6	2,298,00	0	1,79	5

(a) (b)

The periods represent the Corporation’s monthly fiscal calendar.
All purchases by the Corporation of its common stock were made under the repurchase plan publicly announced on October 14, 2005, when the Corporation announced it had authorization from its Board of Directors to repurchase an additional 5,000,000 shares. On July 20, 2006, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 8,000,000 shares. There is no expiration date or current intent to terminate the repurchase plan.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Amendment dated June 16, 2006, to the Credit Agreement, dated as of October 29, 2004, among the Corporation, Black & Decker Holdings, Inc., Black & Decker Luxembourg S.ar.L., Black & Decker Luxembourg Finance S.C.A., the banks, financial institutions and other institutional lenders and issuing banks, and Citibank, N.A., as administrative agent for the Lenders.

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 10, 2006