Form 10-Q
period 2006-10-01
BLACK & DECKER CORP
filed 2006-11-09
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of October 27, 2006:  68,026,878

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

October 1, 2006

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months and Nine Months Ended October 1, 2006 and October 2, 2005	3
Consolidated Balance Sheet (Unaudited)
October 1, 2006 and December 31, 2005	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Nine Months Ended October 1, 2006 and October 2, 2005	5
Consolidated Statement of Cash Flows (Unaudited)
For the Nine Months Ended October 1, 2006 and October 2, 2005	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	36
SIGNATURES	37

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005

Sales	$1,610.	2	$1,575.	6	$4,836.	0	$4,793.	7
Cost of goods sold	1,052.	1	1,013.	5	3,131.	2	3,096.	6
Selling, general, and administrative expenses	365.	6	362.	4	1,117.	8	1,121.	8

Operating Income	192.	5	199.	7	587.	0	575.	3
Interest expense (net of interest income)	20.	7	12.	6	51.	9	31.	6
Other expense (income)	.	9	(.	7)	1.	8	(52.	9)

Earnings from Continuing Operations
Before Income Taxes	170.	9	187.	8	533.	3	596.	6
Income taxes	45.	8	50.	3	142.	9	164.	2

Net Earnings from Continuing Operations	125.	1	137.	5	390.	4	432.	4
Earnings of discontinued operations
(net of income taxes)		–		.3		–	1.	1

Net Earnings	$125.	1	$137.	8	$390.	4	$433.	5

Basic Earnings Per Common Share
Continuing Operations	$1.7	9	$1.7	3	$5.3	0	$5.4	2
Discontinued Operations		–	.0	1		–	.0	1

Net Earnings Per Common Share - Basic	$1.7	9	$1.7	4	$5.3	0	$5.4	3

Shares Used in Computing Basic Earnings Per
Share (in Millions)	70.	1	79.	1	73.	7	79.	8

Diluted Earnings Per Common Share
Continuing Operations	$1.7	4	$1.6	9	$5.1	6	$5.2	7
Discontinued Operations		–	.0	1		–	.0	1

Net Earnings Per Common Share - Assuming
Dilution	$1.7	4	$1.7	0	$5.1	6	$5.2	8

Shares Used in Computing Diluted Earnings Per
Share (in Millions)	71.	9	81.	3	75.	7	82.	1

Dividends Per Common Share	$.3	8	$.2	8	$1.1	4	$.8	4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	October 1, 2006	December 31, 2005

Assets
Cash and cash equivalents	$261.9	$967.6
Trade receivables	1,219.5	1,130.6
Inventories	1,231.4	1,049.1
Other current assets	217.2	200.1

Total Current Assets	2,930.0	3,347.4

Property, Plant, and Equipment	632.8	668.8
Goodwill	1,192.7	1,115.7
Other Assets	746.8	710.5

	$5,502.3	$5,842.4

Liabilities and Stockholders' Equity
Short-term borrowings	$661.5	$566.9
Current maturities of long-term debt	150.3	155.3
Trade accounts payable	636.6	466.8
Other current liabilities	914.7	1,061.2

Total Current Liabilities	2,363.1	2,250.2

Long-Term Debt	872.8	1,030.3
Deferred Income Taxes	196.1	188.5
Postretirement Benefits	469.8	419.0
Other Long-Term Liabilities	407.9	391.2
Stockholders' Equity
Common stock, par value $.50 per share	34.0	38.7
Capital in excess of par value	–	398.8
Retained earnings	1,504.3	1,511.4
Accumulated other comprehensive income (loss)	(345.7)	(385.7)

Total Stockholders' Equity	1,192.6	1,563.2

	$5,502.3	$5,842.4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2004	82,095,16	1	$41.0	$826.2	$1,067.9	$(330.8)	$1,604.3
Comprehensive income (loss):
Net earnings	–		–	–	433.5	–	433.5
Net gain on derivative
instruments (net of tax)	–		–	–	–	28.4	28.4
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–		–	–	–	(58.0)	(58.0)

Comprehensive income (loss)	–		–	–	433.5	(29.6)	403.9

Cash dividends ($.84 per share)	–		–	–	(66.9)	–	(66.9)
Purchase and retirement of
common stock	(5,046,70	0)	(2.5)	(421.3)	–	–	(423.8)
Common stock issued under
stock-based plans (net of
forfeitures)	1,456,14	8.8		83.4	–	–	84.2

Balance at October 2, 2005	78,504,60	9	$39.3	$488.3	$1,434.5	$(360.4)	$1,601.7

	Outstanding Common Shares		Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2005	77,357,37	0	$38.7	$398.8	$1,511.4	$(385.7)	$1,563.2
Comprehensive income (loss):
Net earnings	–		–	–	390.4	–	390.4
Net (loss) on derivative
instruments (net of tax)	–		–	–	–	(7.6)	(7.6)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–		–	–	–	47.6	47.6

Comprehensive income	–		–	–	390.4	40.0	430.4

Cash dividends ($1.14 per share)	–		–	–	(83.0)	–	(83.0)
Purchase and retirement of
common stock	(10,128,70	0)	(5.1)	(449.4)	(314.5)	–	(769.0)
Common stock issued under
stock-based plans (net of
forfeitures)	776,13	1.4		50.6	–	–	51.0

Balance at October 1, 2006	68,004,80	1	$34.0	$–	$1,504.3	$(345.7)	$1,192.6

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Nine Months Ended
	October 1, 2006	October 2, 2005

Operating Activities
Net earnings	$390.4	$433.5
Adjustments to reconcile net earnings to cash flow from
operating activities of continuing operations:
Earnings of discontinued operations	–	(1.1)
Non-cash charges and credits:
Depreciation and amortization	116.7	113.1
Stock-based compensation	23.2	23.0
Other	.7	(5.9)
Changes in selected working capital items (net of
effects of business acquired):
Trade receivables	(46.7)	(208.1)
Inventories	(119.9)	(273.3)
Trade accounts payable	157.0	162.4
Other current liabilities	(170.8)	(19.1)
Restructuring spending	(.7)	(11.9)
Other assets and liabilities	37.4	40.0

Cash flow from operating activities of continuing operations	387.3	252.6
Cash flow from operating activities of discontinued operations	–	6.8

Cash Flow From Operating Activities	387.3	259.4

Investing Activities
Capital expenditures	(76.2)	(81.1)
Proceeds from disposal of assets	9.1	11.9
Purchase of business, net of cash acquired	(158.4)	–
Reduction in purchase price of previously acquired business	16.1	10.4
Investing activities of discontinued operations	–	(.3)
Cash inflow from hedging activities	1.4	15.9
Cash outflow from hedging activities	(10.8)	(13.0)
Other investing activities	4.7	1.2

Cash Flow From Investing Activities	(214.1)	(55.0)

Financing Activities
Net increase in short-term borrowings	93.3	.7
Payments on long-term debt	(155.0)	(.4)
Purchase of common stock	(769.0)	(423.8)
Issuance of common stock	29.4	65.4
Cash dividends	(83.0)	(66.9)

Cash Flow From Financing Activities	(884.3)	(425.0)
Effect of exchange rate changes on cash	5.4	(8.3)

Decrease In Cash And Cash Equivalents	(705.7)	(228.9)
Cash and cash equivalents at beginning of period	967.6	514.4

Cash And Cash Equivalents At End Of Period	$261.9	$285.5

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

Operating results for the three- and nine-month periods ended October 1, 2006, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts presented for the three and nine months ended October 2, 2005, have been reclassified to conform to the 2006 presentation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended October 1, 2006, and October 2, 2005, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended October 1, 2006, and October 2, 2005, was $139.4 million and $124.5 million, respectively.

Adoption of New Accounting Standard for Share-Based Payment
As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, in December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. This Statement revises SFAS No. 123, Accounting for Stock-Based Compensation, by eliminating the option to account for employee stock options under Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

SFAS No. 123R permits public companies to adopt its requirement using one of two methods. As previously disclosed, the Corporation adopted SFAS No. 123R, effective January 1, 2006, under the modified retrospective method. The modified retrospective method permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. All prior periods were adjusted to give effect to the fair-value-

based method of accounting for awards granted on or after January 1, 1995. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

The impact of adopting SFAS No. 123R, as compared to if the Corporation had continued to account for share-based compensation under APB No. 25, decreased the captions noted in the table below as follows:

	Three Months Ended				Nine Months Ended
(Amounts in Millions Except Per Share Data)	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005

Earnings from continuing operations before income taxes	$(3.	9)	$(4.	3)	$(12.	4)	$(15.	1)
Net earnings from continuing operations	$(2.	6)	$(2.	8)	$(8.	1)	$(9.	8)
Net earnings	$(2.	6)	$(2.	8)	$(8.	1)	$(9.	8)

Basic earnings per share	$(.0	4)	$(.0	4)	$(.1	1)	$(.1	3)

Diluted earnings per share	$(.0	4)	$(.0	3)	$(.1	1)	$(.1	3)

Prior to the adoption of SFAS No. 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of options or vesting of other stock-based arrangements as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements to be classified as financing cash flows. The Corporation has recognized $6.3 million and $12.9 million as a financing cash flow, within the caption “Issuance of common stock”, for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively, that would have been recognized as an operating cash flow prior to the adoption of SFAS No. 123R.

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Corporation will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Corporation will be required to adopt SFAS No. 157 as of January 1, 2008. The Corporation is currently evaluating the impact of SFAS No. 157 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R). In addition to certain additional disclosures, SFAS No. 158 requires two major changes to existing accounting for defined benefit and other postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which is effective for the Corporation as of December 31, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The second requirement of SFAS No. 158, which is effective for the Corporation as of December 31, 2008, requires that the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as permitted under prior accounting literature. The Corporation currently uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans.

The Corporation is currently evaluating the requirement of SFAS No. 158 with respect to the balance sheet recognition of the overfunded or underfunded status of its defined benefit pension plans as of December 31, 2006. However, the Corporation estimates that the application of SFAS No. 158 on its consolidated balance sheet as of December 31, 2005, would have resulted in an after-tax decrease to accumulated other comprehensive income and a corresponding reduction to stockholders’ equity of approximately $115 million. That amount utilizes actuarial assumptions that will differ from those utilized to measure the funded status of the Corporation’s postretirement benefit plans as of December 31, 2006.

NOTE 2: ACQUISITIONS
Effective March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector). The cash purchase price for the transaction was approximately $158.4 million, net of cash acquired of $.1 million and including transaction costs of $.8 million. That cash purchase price of $158.4 million included a $2.3 million reduction, received in the second quarter of 2006 based upon the changes in the net assets of Vector through the closing date. The addition of Vector to the Corporation’s Power Tools and Accessories segment allows the Corporation to offer customers a broader range of products.

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

The Corporation has not yet obtained all information, including but not limited to, finalization of independent appraisals, required to complete the purchase price allocation related to Vector. The allocation will be completed in 2006. The initial purchase price allocation of Vector based upon management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$18.8
Inventories	42.5
Property and equipment	2.6
Goodwill	84.8
Intangible assets	24.5
Other current and long-term assets	9.4

Total assets acquired	182.6

Accounts payable and accrued liabilities	17.6
Other liabilities	6.6

Total liabilities	24.2

Fair value of net assets acquired	$158.4

The preliminary allocation of the purchase price resulted in the recognition of $84.8 million of goodwill primarily related to the anticipated future earnings and cash flows of Vector. The transaction also generated $24.5 million of finite-lived intangible assets that will be amortized over periods of 10 to 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet.

Prior to the date of the acquisition of Vector and during the first six months of 2006, the Corporation identified opportunities to integrate the business into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired business in the amount of $1.3 million. These actions principally reflect severance costs associated with administrative and distribution functions of the acquired business as well as the cost of lease and other contractual obligations for which no future benefit will be realized. During the three and nine months ended October 1, 2006, the Corporation utilized $.3 million of this reserve. The Corporation expects that these integration actions will be completed by the end of 2006.

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

Sales and earnings before income taxes of the discontinued operations were $14.8 million and $.5 million, respectively, and $50.0 million and $1.7 million, respectively, for the three and nine months ended October 2, 2005. The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

NOTE 4: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	October 1, 2006	December 31, 2005

FIFO cost
Raw materials and work-in-process	$300.3	$257.5
Finished products	922.8	774.0

	1,223.1	1,031.5
Adjustment to arrive at LIFO inventory value	8.3	17.6

	$1,231.4	$1,049.1

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 5: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT AND LONG-TERM DEBT
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $523.5 million and $183.1 million for the nine-month periods ended October 1, 2006 and October 2, 2005, respectively. At October 1, 2006, the amount available for borrowing under the Corporation’s $1.0 billion revolving credit facility was $368.6 million.

On February 1, 2006, the Corporation repaid $154.6 million of maturing 7.0% notes. Also on February 1, 2006, $125.0 million notional amount of fixed-to-variable interest rate swaps expired. At October 1, 2006, the Corporation’s portfolio of interest rate swap instruments consisted of $400.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.11%. The basis of the variable rate paid is the London Interbank Offer Rate (LIBOR).

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $660.6 million and $867.8 million were included in the Consolidated Balance Sheet at October 1, 2006 and December 31, 2005, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 6: POSTRETIREMENT BENEFITS
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and nine months ended October 1, 2006 and October 2, 2005 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Three Months Ended		Three Months Ended
	October 1, 2006	October 2, 2005	October 1 2006	October 2, 2005

Service cost	$6.2	$6.1	$3.7	$3.3
Interest cost	14.6	14.5	9.8	9.1
Expected return on plan assets	(19.1)	(20.2)	(8.8)	(8.5)
Amortization of prior service cost	.8	.3	.3	.4
Amortization of net actuarial loss	6.2	5.3	4.4	3.0

Net periodic cost	$8.7	$6.0	$9.4	$7.3

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Nine Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Service cost	$18.6	$18.3	$10.8	$10.4
Interest cost	43.8	43.4	28.5	28.5
Expected return on plan assets	(57.5)	(60.5)	(25.7)	(26.5)
Amortization of prior service cost	2.5	.9	1.1	1.1
Amortization of net actuarial loss	18.6	16.0	12.8	9.2

Net periodic cost	$26.0	$18.1	$27.5	$22.7

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit postretirement plans for the three and nine months ended October 1, 2006 and October 2, 2005 (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Service cost	$.2	$.2	$.7	$.6
Interest cost	1.4	2.1	4.4	6.3
Amortization of prior service cost	(1.1)	(.5)	(3.4)	(1.3)
Amortization of net actuarial loss	.3	.3	.7	.7

Net periodic cost	$.8	$2.1	$2.4	$6.3

NOTE 7: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended				Nine Months Ended
(Amounts in Millions Except Per Share Data)	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005

Numerator:
Net earnings from continuing operations	$125.	1	$137.	5	$390.	4	$432.	4
Net earnings from discontinued operations		–	.	3		–	1.	1

Net earnings	$125.	1	$137.	8	$390.	4	$433.	5

Denominator:
Denominator for basic earnings per share -
weighted-average shares	70.	1	79.	1	73.	7	79.	8
Employee stock options and other
stock-based plans	1.	8	2.	2	2.	0	2.	3

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions	71.	9	81.	3	75.	7	82.	1

Basic earnings per share
Continuing operations	$1.7	9	$1.7	3	$5.3	0	$5.4	2
Discontinued operations		–	.0	1		–	.0	1

Basic earnings per share	$1.7	9	$1.7	4	$5.3	0	$5.4	3

Diluted earnings per share
Continuing operations	$1.7	4	$1.6	9	$5.1	6	$5.2	7
Discontinued operations		–	.0	1		–	.0	1

Diluted earnings per share	$1.7	4	$1.7	0	$5.1	6	$5.2	8

NOTE 8: STOCKHOLDERS’ EQUITY
During the nine months ended October 1, 2006, the Corporation repurchased 10,128,700 shares of its common stock at a total cost of $769.0 million. To reflect that repurchase in its consolidated balance sheet, the Corporation: (i) first, reduced its common stock by $5.1 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced additional paid in capital by $449.4 million — an amount which brought capital in excess of par value to zero; and (iii) last, charged the residual of $314.5 million to retained earnings.

NOTE 9: SHARE-BASED COMPENSATION
As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements, the Corporation adopted SFAS No. 123R on January 1, 2006, under the modified retrospective method of adoption. The Corporation recognized total stock-based compensation expense of $7.5 million and $23.2 million for the three and nine months ended October 1, 2006, respectively, and $7.4 million and $23.0 million for the three and nine months ended October 2, 2005, respectively. These amounts are reflected in selling, general, and administrative expenses. The total income tax benefit recognized for stock-based compensation expense was $2.6 million for both the three-month periods ended October 1, 2006 and October 2, 2005, and $8.1 million for both the nine-month periods ended October 1, 2006 and October 2, 2005.

The Corporation has three stock-based employee compensation plans, which are described below. As of October 1, 2006, unrecognized stock-based compensation expense related to stock options as well as restricted stock and the Performance Equity Plan stock awards totaled $64.4 million. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.7 years.

Stock Option Plan
Under various stock option plans, options to purchase common stock may be granted until 2013. Options are granted with an exercise price equal to fair market value of the Corporation’s common stock at the date of grant, generally become exercisable in four equal installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options.

Outstanding stock options as of October 1, 2006, and changes during the nine months ended October 1, 2006, were as follows:

	Stock Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	6,271,89	8	$49.86
Granted	752,17	0	$92.03
Exercised	(516,99	4)	$44.60
Forfeited	(112,06	9)	$68.70

Outstanding at October 1, 2006	6,395,00	5	$54.91	5.6	$167.7

Shares expected to vest at October 1, 2006	6,231,55	3	$54.35	5.5	$166.1

Shares exercisable at October 1, 2006	4,583,26	6	$46.47	4.5	$151.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2006. This amount will change based on the fair market value of the Corporation’s stock.

Cash received from option exercises for the nine months ended October 1, 2006, was $23.1 million. The total intrinsic value of options exercised during the nine months ended October 1, 2006 and October 2, 2005, was $23.8 million and $48.7 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $8.1 million and $16.8 million for the nine months ended October 1, 2006 and October 2, 2005, respectively.

The weighted-average grant-date fair values of options granted during the nine months ended October 1, 2006, and October 2, 2005, were $25.56 per share and $26.18 per share, respectively. The fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding expected volatility, dividend yield, the risk-free interest rate, expected option life, and the exercise price compared to the stock price on the grant date. In connection with the adoption of SFAS No. 123R and the 2006 grant of employee stock options, the Corporation evaluated the assumptions previously used for estimating the fair value of the options granted. Based on this evaluation, including guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin 107, the Corporation determined that a combination of historical and implied volatility, rather than historical volatility alone, provided a better indicator of future stock price trends. The volatility assumption utilized in determining the fair value of stock options granted during the nine months ended October 1, 2006, was based upon the average of historical and implied volatility. The Corporation determined the estimated expected life of options based on a weighted average of the average period of time from grant date to exercise date, the average period of time from grant date to cancellation date after vesting, and the mid-point of time to expiration for outstanding vested options.

The Corporation has a share repurchase program that was implemented based on the belief that its shares were undervalued and to manage share growth resulting from option exercises.  At October 1, 2006, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 1,940,095 shares of its common stock. On October 18, 2006, the Board of Directors authorized an additional 3,000,000 shares for repurchase.

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

Non-vested restricted stock as of October 1, 2006, and changes during the nine months ended October 1, 2006, were as follows:

	Number of Shares		Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2005	437,69	6	$67.80
Granted	224,78	4	$91.72
Forfeited	(27,06	3)	$72.04
Vested	(10,70	3)	$68.85

Non-vested at October 1, 2006	624,71	4	$76.20

The fair value of the shares that vested during the nine months ended October 1, 2006, was $.9 million.

Performance Equity Plan
The Corporation also has a Performance Equity Plan (PEP) under which awards payable in the Corporation’s common stock are made. Vesting of the awards, which can range from 0% to 150% of the initial award, is based on pre-established financial performance measures during a two-year performance period. The fair value of the shares that vested during the nine months ended October 1, 2006 was $7.4 million. During the nine months ended October 1, 2006, the Corporation granted 44,988 performance shares under the PEP. At October 1, 2006, there were 84,693 performance shares outstanding under the PEP.

NOTE 10: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended October 1, 2006	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,184.4	$251.1	$159.1	$1,594.6	$15.6	$–	$1,610.2
Segment profit (loss) (for Consoli-
dated, operating income)	143.7	35.3	22.6	201.6	1.7	(10.8)	192.5
Depreciation and amortization	29.6	6.1	4.7	40.4	.5	.6	41.5
Capital expenditures	18.9	4.4	3.0	26.3	.4	.2	26.9

Three Months Ended October 2, 2005

Sales to unaffiliated customers	$1,167.6	$253.1	$160.3	$1,581.0	$(5.4)	$–	$1,575.6
Segment profit (loss) (for Consoli-
dated, operating income)	154.7	42.3	20.7	217.7	(.7)	(17.3)	199.7
Depreciation and amortization	26.3	5.7	4.7	36.7	(.2)	.2	36.7
Capital expenditures	18.8	3.6	3.6	26.0	(.1)	.4	26.3

Nine Months Ended October 1, 2006

Sales to unaffiliated customers	$3,550.7	$762.1	$502.7	$4,815.5	$20.5	$–	$4,836.0
Segment profit (loss) (for Consoli-
dated, operating income)	456.8	109.6	72.8	639.2	2.3	(54.5)	587.0
Depreciation and amortization	81.9	18.3	14.2	114.4	.6	1.7	116.7
Capital expenditures	57.1	9.5	8.9	75.5	.5	.2	76.2

Nine Months Ended October 2, 2005

Sales to unaffiliated customers	$3,499.3	$772.8	$494.8	$4,766.9	$26.8	$–	$4,793.7
Segment profit (loss) (for Consoli-
dated, operating income)	462.6	110.9	67.0	640.5	3.7	(68.9)	575.3
Depreciation and amortization	78.3	17.9	14.0	110.2	.6	2.3	113.1
Capital expenditures	58.6	12.2	9.4	80.2	.2	.7	81.1

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

The reconciliation of segment profit to the Corporation’s earnings from continuing operations before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Segment profit for total reportable business segments	$201.6	$217.7	$639.2	$640.5
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to
actual rates	1.7	(.7)	2.3	3.7
Depreciation of Corporate property	(.2)	(.3)	(.7)	(.7)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(6.4)	(3.4)	(18.9)	(11.1)
Other adjustments booked in consolidation directly
related to reportable business segments	5.6	6.1	1.3	4.5
Amounts allocated to businesses in arriving at segment
profit in excess of (less than) Corporate center operating
expenses, eliminations, and other amounts identified above	(9.8)	(19.7)	(36.2)	(61.6)

Operating income	192.5	199.7	587.0	575.3
Interest expense, net of interest income	20.7	12.6	51.9	31.6
Other expense (income)	.9	(.7)	1.8	(52.9)

Earnings from continuing operations before income taxes	$170.9	$187.8	$533.3	$596.6

NOTE 11: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Interest expense	$26.8	$21.7	$76.2	$58.9
Interest (income)	(6.1)	(9.1)	(24.3)	(27.3)

	$20.7	$12.6	$51.9	$31.6

NOTE 12: OTHER EXPENSE (INCOME)
Other expense (income) was $.9 million and $(.7) million for the three months ended October 1, 2006 and October 2, 2005, respectively, and $1.8 million and $(52.9) million for the nine months ended October 1, 2006, and October 2, 2005, respectively. During the nine months ended October 2, 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

NOTE 13: INCOME TAXES
The Corporation’s income tax expense and resultant effective tax rate for each of the three- and nine-month periods ended October 1, 2006 and October 2, 2005, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. The Corporation’s effective tax rate was 26.8% for both the third quarters of 2006 and 2005. The Corporation’s effective tax rate of 26.8% for the first nine months of 2006 was less than the 27.5% rate recognized in the corresponding period in 2005 principally due to the tax effects — $19.2 million — of the $55.0 million pre-tax insurance settlement during the first quarter of 2005.

NOTE 14: LITIGATION AND CONTINGENT LIABILITIES
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

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the cross claims in that lawsuit have been dismissed by the court on jurisdictional grounds. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit). In February 2006, the Fourth Circuit issued its decision, deciding two of three issues in the Corporation’s favor and remanding the third issue for trial in the Court. The Corporation vigorously disputes the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $168 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of October 1, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 10 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 74%, 16%, and 10%, respectively, of the Corporation’s sales for the nine-month period ended October 1, 2006. As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements, on March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector). Vector, a designer and marketer of consumer portable power products, is included in the Power Tools and Accessories segment.

The Corporation markets its products and services in over 100 countries. During 2005, approximately 66%, 21% and 13% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively. These percentages have remained consistent for the nine-month period ended October 1, 2006. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

An overview of the Corporation’s results of operations for the three- and nine-month periods ended October 1, 2006, includes the following:

o	Sales of $1,610.2 million for the three-month period ended October 1, 2006, increased 2 percent compared to the corresponding period in 2005.

o	Sales of $4,836.0 million for the nine-month period ended October 1, 2006, increased 1 percent compared to the corresponding period in 2005.

o	The acquisition of Vector on March 1, 2006: (i) broadened the Corporation’s product offerings within the Power Tools and Accessories segment; and (ii) increased sales by 3% and 2% during the three- and nine-month periods ended October 1, 2006, respectively.

o	Operating income as a percentage of sales decreased by approximately 70 basis points and increased by approximately 10 basis points for the three- and nine-month periods ended October 1, 2006, respectively, as compared to the corresponding periods in 2005. The Corporation anticipates that operating income as a percentage of sales will decrease in the fourth quarter of 2006 — as compared to the corresponding period in 2005 — as a result of rising commodity costs and lower production volumes, which will only be partially offset by price increases during the fourth quarter. Rising commodity costs increased cost of goods sold by approximately $20 million and $55 million during the three- and nine-month periods ended October 1, 2006, respectively, and are expected to increase cost of goods sold by approximately $95 million for 2006. The Corporation realized incremental restructuring and integration benefits of approximately $10 million and $45 million during the three- and nine-month periods ended October 1, 2006, respectively, net of restructuring-related expenses. The

Corporation anticipates an additional $5 million in incremental restructuring and integration benefits during the remainder of 2006.

o	Interest expense (net of interest income) increased by $8.1 million and $20.3 million for the three- and nine-month periods ended October 1, 2006, respectively, over the corresponding 2005 periods due primarily to higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities, and higher short-term borrowing levels.

o	Net earnings from continuing operations were $125.1 million, or $1.74 per share on a diluted basis, for the three-month period ended October 1, 2006, compared to net earnings from continuing operations of $137.5 million, or $1.69 per share on a diluted basis, for the three-month period ended October 2, 2005.

o	Net earnings from continuing operations were $390.4 million, or $5.16 per share on a diluted basis, for the nine-month period ended October 1, 2006, compared to net earnings from continuing operations of $432.4 million, or $5.27 per share on a diluted basis, for the nine-month period ended October 2, 2005. Net earnings from continuing operations before income taxes for the nine months ended October 2, 2005, benefited from a favorable settlement — $55.0 million pre-tax ($35.8 million net of tax) — of environmental and product liability coverage litigation with an insurer that is included in other income in the Consolidated Statement of Earnings.

o	Under its share repurchase program, the Corporation repurchased approximately 6.1 million and 10.1 million shares of its common stock in the three and nine months ended October 1, 2006, respectively. In October 2006, the Board of Directors authorized the repurchase of an additional 3.0 million shares, resulting in approximately 4.9 million shares authorized for repurchase.

The preceding information is an overview of certain information for the three- and nine-month periods ended October 1, 2006, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended October 1, 2006 and October 2, 2005:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Total sales	$ 1,610.2	$ 1,575.6	$ 4,836.0	$ 4,793.7

Unit volume - existing (a)	(1)%	6%	–%	10%
Unit volume - acquired (b)	3%	17%	2%	20%
Price	(1)%	(1)%	(1)%	(1)%
Currency	1%	1%	–%	2%

Change in total sales	2%	23%	1%	31%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists; however, includes unit volume in 2005 of the European FLEX power tools business sold in November 2005.
(b)	Represents change in unit volume for businesses that were acquired (i.e., Vector) and were not included in prior period results.

Total consolidated sales increased 2% and 1% for the three- and nine-month periods ended October 1, 2006, respectively, over the corresponding 2005 periods. Sales of the acquired Vector business accounted for a 3% and 2% increase in consolidated sales for the three- and nine-month periods ended October 1, 2006, respectively, over the corresponding 2005 periods. A decline in existing unit volume resulted in a 1% decrease in consolidated sales for the three months ended October 1, 2006, as compared to the corresponding period in 2005, while existing unit volume for the nine months ended October 1, 2006, approximated the prior year’s level. That existing unit volume reflects the negative effects of a 1% decline in consolidated sales for both the three- and nine-month periods ended October 1, 2006, that resulted from the Corporation’s divestiture of its European FLEX power tools business in late 2005. Pricing actions had a 1% negative effect on sales for both the three- and nine-month periods ended October 1, 2006, respectively, as compared to the corresponding periods in 2005. The effects of a stronger U.S. dollar compared to certain other currencies, particularly the euro and Canadian dollar, caused a 1% increase in the Corporation’s consolidated sales during the three-month period ended October 1, 2006, as compared to the corresponding period in 2005. The effects of foreign currencies did not have a material impact on sales during the nine-month period ended October 1, 2006, as compared to the corresponding period in 2005.

EARNINGS
The Corporation reported consolidated operating income of $192.5 million, or 12.0% of sales, during the three months ended October 1, 2006, as compared to operating income of $199.7 million, or 12.7% of sales, in the corresponding period in 2005. Operating income for the nine months ended October 1, 2006, was $587.0 million, or 12.1% of sales, compared to operating income of $575.3 million, or 12.0% of sales, in the corresponding period in 2005.

Consolidated gross margin as a percentage of sales was 34.7% and 35.7% for the three-month periods ended October 1, 2006, and October 2, 2005, respectively, and 35.3% and 35.4% for the nine-month periods ended October 1, 2006, and October 2, 2005, respectively. The decrease in gross margin was due primarily to increased commodity costs, particularly in the Hardware and Home Improvement and Power Tools and Accessories segments. The Corporation anticipates that operating income as a percentage of sales will decline in the fourth quarter of 2006 — as compared to the corresponding period in 2005 — as a result of rising commodity costs and lower production volumes, which will only be partially offset by price increases during the fourth quarter.

Consolidated selling, general, and administrative expenses as a percentage of sales were 22.7% and 23.1% for the three- and nine-month periods ended October 1, 2006, respectively, compared to 23.0% and 23.4% for the corresponding three- and nine-month periods, respectively, in 2005. The reduction in selling, general, and administrative expenses as a percentage of sales for both the three and nine months ended October 1, 2006, as compared to the corresponding periods in 2005, was principally due to certain lower employee-related expenses, including performance-based incentive compensation, and lower legal and environmental expenses.

Consolidated net interest expense (interest expense less interest income) for the three months ended October 1, 2006, was $20.7 million compared to $12.6 million for the three months ended October 2, 2005. Net interest expense for the nine months ended October 1, 2006 and October 2, 2005, was $51.9 million and $31.6 million, respectively. The increase in net interest expense for both the three and nine months ended October 1, 2006, was the result of higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities, and higher short-term borrowing levels, both as compared to the corresponding periods in 2005.

Other expense (income) was $.9 million and $(.7) million for the three months ended October 1, 2006 and October 2, 2005, respectively. Other expense (income) for the nine months ended October 1, 2006 and October 2, 2005 was $1.8 million and $(52.9) million, respectively. During the nine months ended October 2, 2005, the Corporation received a payment of $55.0 million relating the settlement of environmental and product liability coverage litigation with an insurer.

The Corporation’s effective tax rate of 26.8% for the third quarter of 2006 was consistent with the third quarter of 2005. On a year to date basis, the effective tax rate was 26.8% for 2006 and 27.5% in 2005. The decrease in the current year-to-date period is principally due to the tax effects — $19.2 million — of the $55.0 million pre-tax insurance settlement during the first quarter of 2005 previously described. The Corporation’s income tax expense and resultant effective tax rate, for both the three- and nine-month periods ended October 1, 2006 and October 2, 2005, were based upon the estimated effective tax rates applicable for the full years, after giving effect to any significant items related specifically to interim periods.

The Corporation reported net earnings from continuing operations of $125.1 million, or $1.74 per share on a diluted basis, for the three-month period ended October 1, 2006, compared to net earnings from continuing operations of $137.5 million, or $1.69 per share on a diluted basis, for the corresponding period in 2005. The Corporation reported net earnings from continuing operations of $390.4 million, or $5.16 per share on a diluted basis, for the nine-month period ended October 1, 2006, compared to net earnings from continuing operations of $432.4 million, or $5.27 per share on a diluted basis, for the corresponding period in 2005.

The Corporation reported net earnings of $125.1 million, or $1.74 per share on a diluted basis, for the three-month period ended October 1, 2006, compared to net earnings of $137.8 million, or $1.70 per share on a diluted basis, for the corresponding period in 2005. The Corporation reported net earnings of $390.4 million, or $5.16 per share on a diluted basis, for the nine-month period ended October 1, 2006, compared to net earnings of $433.5 million, or $5.28 per share on a diluted basis, for the corresponding period in 2005. In addition to the matters previously noted, diluted earnings per share benefited from lower shares outstanding. As a result of share repurchases, shares used in computing diluted earnings per share for the three- and nine-month periods ended October 1, 2006, declined by 12% and 8%, respectively, from the corresponding levels in 2005.

BUSINESS SEGMENTS
As more fully described in Note 10 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 10 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Sales to unaffiliated customers	$1,184.4	$1,167.6	$3,550.7	$3,499.3
Segment profit	143.7	154.7	456.8	462.6

Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2006 increased 1% over the 2005 level. Sales of the acquired Vector business resulted in a 3% increase in sales during the third quarter of 2006. That increase was partially offset by a two percentage point decrease in sales of the legacy Power Tools and Accessories businesses that was primarily attributable to lower sales in the United States and in Europe (due to the divestiture of the European FLEX business in late 2005), partially offset by higher sales in Latin America.

Sales in North America increased at a low-single-digit rate during the third quarter of 2006 as compared to the prior year’s level. Sales of the Corporation’s professional power tools and accessories business in the United States decreased at a low single-digit rate primarily as result of lower equipment sales (due largely to lower generator sales in 2006), partially offset by higher sales of construction tools and of accessories. Sales of the consumer power tools and accessories business in the United States increased at a mid-single-digit rate primarily as a result of sales of the acquired Vector business. Excluding the sales of the acquired Vector business, sales of the consumer power tools and accessories business declined at a low double-digit rate from the 2005 level, as an increase in sales of outdoor products was offset by sharply lower sales of pressure washers as a result of lost listings and a decline in sales of consumer power tools. In Canada, sales increased at a double-digit rate, as a double-digit rate of increase in sales of professional power tools and accessories was partially offset by a high-single-digit rate of decline in sales of consumer power tools and accessories.

Sales in Europe during the third quarter of 2006 decreased at a low-single-digit rate as compared to the level experienced in the corresponding period in 2005 due to a five percentage point reduction associated with the divestiture of the FLEX business in late 2005. Sales of the European professional power tools and accessories business decreased at a low-single-digit rate in the third quarter of 2006. That decrease was the result of a high single-digit rate decrease from the effects of the FLEX divestiture, which was partially offset by an increase in legacy sales of the professional power tools and accessories business in Europe. Sales of the Corporation’s consumer power tools and accessories business in Europe decreased at a low-single-digit rate during the third quarter of 2006. The European power tools and accessories business benefited from a double-digit rate of growth in sales in its Middle East region in the third quarter of 2006, fueled by the level of construction in that region.

Sales in other geographic areas increased at a double-digit rate in the third quarter of 2006 over the 2005 level. That increase resulted from a double-digit rate of increase in Latin America and a mid-single-digit rate of increase in Australia and New Zealand, partially offset by a high- single-digit rate of decline in Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.1% for the three months ended October 1, 2006, as compared to 13.2% for the corresponding 2005 period. Gross margin as a percentage of sales for the third quarter of 2006 declined in comparison to the corresponding 2005 period primarily due to commodity inflation. Selling, general, and administrative expenses as a percentage of sales was higher for the third quarter of 2006, as compared to the corresponding 2005 period, due to higher transportation, research and development, and marketing expenses.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended October 1, 2006 increased 2% over the 2005 level. Sales of the acquired Vector business resulted in a 3% increase in sales during the first nine months of 2006. That increase was partially offset by a one percentage point decrease in sales of the legacy Power Tools and Accessories businesses that was primarily attributable to lower sales in the United States, partially offset by higher sales in Latin America.

Sales in North America increased at a low single-digit rate during the nine months ended October 1, 2006, over the prior year’s level. Sales of the Corporation’s professional power tools and accessories business in the United States increased at a low-single-digit rate, primarily as a result of higher sales of construction tools and accessories partially offset by lower sales of equipment. Sales of the consumer power tools and accessories business in the United States increased at a low-single-digit rate over the 2005 level as a result of the acquired Vector business. Excluding the impact of the Vector acquisition, sales of the consumer power tools and accessories business in the United States declined at a low-double-digit rate from the 2005 level due to sharply lower sales of pressure washers as a result of lost listings and, to a lesser extent, to lower sales of consumer power tools and outdoor products. In Canada, sales increased at a low-single-digit rate as a result of a high-single-digit rate of increase in the professional power tools and accessories business which was partially offset by a double-digit rate of decline in the consumer power tools and accessories business.

Sales in Europe during the nine months ended October 1, 2006, increased slightly over the level experienced in the corresponding period in 2005, despite a five-percentage-point reduction associated with the divestiture of the FLEX business in late 2005. Sales of the Corporation’s professional power tools and accessories business in Europe decreased at a low-single-digit rate, primarily as a result of a high single-digit rate of decrease associated with the effects of the FLEX divestiture that was partially offset by a high-single-digit rate of increase in legacy sales of the professional power tools and accessories business in Europe. Sales of the Corporation’s consumer power tools and accessories business in Europe increased at a low-single-digit rate primarily as a result of higher sales of lawn and garden products.

Sales in other geographic areas increased at a double-digit rate for the nine months ended October 1, 2006, over the prior year’s level due principally to growth in Latin America.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.9% for the nine months ended October 1, 2006, as compared to 13.2% for the corresponding 2005 period. Gross margin as a percentage of sales was consistent for the first three quarters of 2006 as compared to the corresponding 2005 period. Selling, general, and administrative expenses as a percentage of sales was higher for the first three quarters of 2006 as compared to the corresponding 2005 period due to a favorable settlement associated with infringement on the Corporation’s patents that occurred during the 2005 period and to the impact of higher marketing and transportation costs in the 2006 period.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 10 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Sales to unaffiliated customers	$251.1	$253.1	$762.1	$772.8
Segment profit	35.3	42.3	109.6	110.9

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 1% during both the third quarter and the first nine months of 2006, as compared to the corresponding periods in 2005. Sales of plumbing products decreased at a double-digit rate in the third quarter of 2006 and a high-single-digit rate during the first nine months of 2006 from the corresponding periods in 2005 due to fewer listings at a key retailer compared to strong sales in the corresponding 2005 periods associated with increased listings at a significant customer. Sales of security hardware products increased at a mid-single-digit rate in the third quarter of 2006 and at a low-single-digit rate in the first nine months of 2006, as compared to the corresponding periods in 2005. The increase in both the third quarter of 2006 and the first nine months of 2006 was largely due to strong sales of Kwikset products at key retailers.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 16.7% in the third quarter of 2005 to 14.1% in the third quarter of 2006 and was 14.4% for both the nine months ended October 1, 2006 and October 2, 2005. The decrease in segment profit as a percentage of sales during the third quarter of 2006 was due to a decrease in gross margin as a percent of sales as a result of increased commodity costs. Segment profit as a percentage of sales during the first nine months of 2006 approximated the prior year’s level as lower selling, general, and administrative expenses as a percentage of sales (due to the absence of transition costs for distribution rationalization that occurred in 2005) were offset by a decrease in gross margin as a percentage of sales due to higher commodity costs in 2006 that more than offset the favorable comparison to a $4.2 million write-down of property and equipment in the comparable period in 2005.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 10 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Sales to unaffiliated customers	$159.1	$160.3	$502.7	$494.8
Segment profit	22.6	20.7	72.8	67.0

Sales to unaffiliated customers in the Fastening and Assembly Systems decreased by 1% in the third quarter of 2006 and increased 2% in the first nine months of 2006 over the corresponding 2005 periods. Sales of the North American automotive business decreased at a double-digit rate during the third quarter of 2006 and at a mid-single-digit during the first nine months of 2006, as compared to the corresponding periods in 2005. Sales of the North American industrial business increased at a high-single-digit rate during the third quarter of 2006 as compared to the corresponding period in 2005. Sales of the North American industrial business during the first nine months of 2006 approximated the prior year’s level. Sales of the European operations during the third quarter of 2006 decreased at a low-single-digit rate and increased at a low-single-digit rate during the first nine months of 2006, as compared to the corresponding periods in 2005. The European industrial business experienced a mid-single-digit rate of sales growth during the third quarter of 2006 and a low-single-digit rate during the first nine months of 2006, as compared to the 2005 levels. Sales of the European automotive business decreased at a mid-single-digit rate during the third quarter of 2006 and increased at a low-single-digit rate during the first nine months of 2006, as compared to the corresponding period in 2005. Sales in Asia during both the third quarter and first nine months of 2006 increased at a double-digit rate over the 2005 levels.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 12.9% in the third quarter of 2005 to 14.2% in the third quarter of 2006 and from 13.5% in the first nine months of 2005 to 14.5% in the corresponding period in 2006. The improvement in segment profit as a percentage of sales for the third quarter of 2005 was due largely to lower warranty expense, lower performance-based incentives, and spending controls. The improvement in segment profit as a percentage of sales for the first nine months of 2006 also benefited from favorable product mix.

Other Segment-Related Matters

As indicated in the first table of Note 10 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments and Eliminations was $(10.8) million and $(54.5) million for the three- and nine-month periods ended October 1, 2006, respectively, as compared to $(17.3) million and $(68.9) million, respectively, for the corresponding periods in

2005. The decline in Corporate expenses during the three and nine months ended October 1, 2006, was primarily due to increased Corporate expense allocations charged directly to the Corporation’s business segments, certain lower employee-related expenses not allocated directly to the Corporation’s business segments (including performance-based incentives), lower legal and environmental expenses, and a lower level of expenses directly related to the reportable business segments (including performance-based incentives), all of which were partially offset by higher pension expenses.

As more fully described in Note 10 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that the expense recognized relating to its pension and other postretirement benefits plans in 2006 will increase by approximately $12 million over the 2005 level. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 10 of Notes to Consolidated Financial Statements was $6.4 million and $18.9 million for the three- and nine-month periods ended October 1, 2006, respectively, as compared to $3.4 million and $11.1 million, respectively, for the corresponding periods in 2005. These increases reflect the effect of the higher level of pension and other postretirement benefit expenses in 2006 — exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments — not allocated to the reportable business segments.

Amounts directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $5.6 million and $1.3 million for the three- and nine-month periods ended October 1, 2006, respectively, as compared to $6.1 million and $4.5 million, respectively, for the corresponding periods in 2005. The segment-related amounts excluded from segment profit for the three- and nine-month periods ended October 1, 2006 and October 2, 2005, primarily related to the Power Tools and Accessories segment and to the Hardware and Home Improvement segment.

RESTRUCTURING ACTIVITY
The Corporation’s restructuring activities are more fully discussed in both Item 7 under the caption “Restructuring Actions” and Item 8 in Note 20 of Notes to Consolidated Financial Statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The Corporation realized incremental benefits of approximately $10 million and $45 million during the three and nine months ended October 1, 2006, respectively, net of restructuring-related expenses. Of those restructuring savings, approximately $9 million and $37 million benefited gross margin during the three and nine months ended October 1, 2006, respectively, with the remainder realized through a reduction of selling, general, and administrative expenses.

The pre-tax savings associated with the restructuring actions taken to integrate Baldwin and Weiser into its Kwikset security hardware business has benefited 2006 results by approximately $25 million, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2006, approximately 85% benefited gross margin and 15% were realized through a reduction of selling, general, and administrative expenses.

The Corporation expects that incremental pre-tax savings associated with the integration of the Porter-Cable and Delta Tools businesses into its Power Tools and Accessories segment will benefit results by approximately $25 million in 2006, net of integration-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2006, approximately 85% will benefit gross margin and 15% will be realized through a reduction of selling, general, and administrative expenses.

Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY
The following table provides information as of October 1, 2006, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	3 Mos. Ending Dec. 31, 2006	2007	2008	2009	2010	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (other currencies)	$661.5	$–	$–	$–	$–	$–	$661.5	$661.5
Average interest rate	5.40%						5.40%
Long-term debt
Fixed rate (U.S. dollars)	$.1	$150.2	$.2	$.1	$–	$850.0	$1,000.6	$1,018.9
Average interest rate	7.00%	6.55%	7.00%	7.00%		6.27%	6.32%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$–	$75.0	$–	$–	$–	$325.0	$400.0	$1.1
Average pay rate (a)
Average receive rate		5.22%				5.08%	5.11%

(a)	The average pay rate is based upon 6-month forward LIBOR, except for $275.0 million in notional principal amount that is based upon 3-month forward LIBOR.

FINANCIAL CONDITION
Operating activities provided cash of $387.3 million for the nine months ended October 1, 2006, as compared to $259.4 million in the corresponding period in 2005. That increase during the nine months ended October 1, 2006, as compared to the corresponding period in 2005, was primarily due to an improvement in working capital, in particular accounts receivables and inventories, which were partially offset by a higher usage of cash associated with other current liabilities, including higher income tax payments due, in part, to tax payments associated with repatriating foreign earnings under the American Jobs Creation Act of 2004. This improvement in working capital in 2006 was partially offset by lower net earnings resulting from the effect of a $55 million pre-tax settlement with an insurer in 2005.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at October 1, 2006, improved slightly over the level at October 2, 2005. Average inventory turns at October 1, 2006, decreased slightly in comparison to inventory turns at October 2, 2005.

Investing activities for the nine months ended October 1, 2006, used cash of $214.1 million as compared to $55.0 million of cash used during the corresponding period in 2005. The increase in cash used by investing activities in 2006 was primarily due to the purchase of Vector for $158.4 million, net of cash acquired, which was partially offset by $16.1 million of cash received associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools businesses. Capital expenditures decreased $4.9 million during the first nine months of 2006 as compared to the 2005 period. The Corporation anticipates that its capital spending in 2006 will approximate $110 million.

Financing activities for the nine months ended October 1, 2006, used cash of $884.3 million, as compared to $425.0 million of cash used during the corresponding period in 2005. The increase in cash used for financing activities primarily resulted from the payment of long-term debt, including a scheduled repayment of term debt in the amount of $154.6 million, which was partially offset by an increase of $93.3 million in short-term borrowings. During the nine months ended October 1, 2006, the Corporation purchased 10,128,700 shares of its common stock at an aggregate cost of $769.0 million. During the corresponding period in 2005, the Corporation repurchased 5,046,700 shares of its common stock at an aggregate cost of $423.8 million. On October 18, 2006, the Board of Directors authorized the Corporation to purchase up to an additional 3,000,000 shares of its common stock. Cash provided on the issuance of common stock decreased $36.0 million for the nine months ended October 1, 2006, as compared to corresponding 2005 period due to the lower level of stock option exercises. Cash used in financing activities in the 2006 period was also affected by the Corporation’s quarterly dividend payments, which increased 36% on a per share basis — from $.84 in the first nine months of 2005 to $1.14 in the first nine months of 2006.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 64% at both October 1, 2006, and December 31, 2005. Average debt maturity was 4.7 years at October 1, 2006, compared to 4.9 years at December 31, 2005. Average long-term debt maturity was 7.7 years at October 1, 2006, compared to 7.3 years at December 31, 2005.

The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to service debt. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, to borrow under its existing and future unsecured revolving credit facilities or other short-term borrowing facilities, and to consider additional term financing. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES
(a)     Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of October 1, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b)     There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of October 1, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

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

o	Price increases could impact the demand for our products from customers and end-users.
We intend to increase (and have recently increased) the prices of our products for our U.S. power tools and accessories business and hardware and home improvement business in the fourth quarter of 2006 and early 2007. An adverse reaction by our customers or end-users to these price increases could negatively impact our anticipated sales, profitability, manufacturing volumes, and /or inventory levels.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plan

July 3, 2006 through
July 30, 2006		–		$–		–	8,001,79	5
July 31, 2006 through
August 27, 2006	5,436,70	0	$ 70.1	9	5,436,70	0	2,565,09	5
August 28, 2006 through
October 1, 2006	625,00	0	$ 73.5	9	625,00	0	1,940,09	5

Total	6,061,70	0	$ 70.5	4	6,061,70	0	1,940,09	5

(a) (b)

The periods represent the Corporation’s monthly fiscal calendar.
All purchases by the Corporation of its common stock were made under the follwoing publicly announced repurchase plan (1) on October 14, 2005, when the Corporation announced it had authorization from its Board of Directors to repurchase an additional 5,000,000 shares, and (2) on July 20, 2006, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 8,000,000 shares. On October 26, 2006, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 3,000,000 shares. There is no expiration date or current intent to terminate the repurchase plan.

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

Date: November 9, 2006