Form 10-K
period 2006-12-31
BLACK & DECKER CORP
filed 2007-02-15
CIK 12355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2006	COMMISSION FILE NUMBER 1-1553

THE BLACK & DECKER CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	52-0248090 (I.R.S. Employer Identification Number)

Towson, Maryland (Address of principal executive offices)	21286 (Zip Code)

Registrant’s telephone number, including area code:	410-716-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.50 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

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
Yes              No      X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was $6.18 billion.

The number of shares of Common Stock outstanding as of January 26, 2007, was 65,600,202.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

During the first quarter of 2006, the Corporation acquired Vector Products, Inc. (Vector). The addition of Vector to the Corporation’s Power Tools and Accessories segment allows the Corporation to offer customers a broader range of products.

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

(b) Financial Information About Business Segments

The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and industrial power tools and accessories, lawn and garden tools, electric cleaning, automotive, and lighting products, and product service; Hardware and Home Improvement, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(c) Narrative Description of the Business

The following is a brief description of each of the Corporation’s reportable business segments.

POWER TOOLS AND ACCESSORIES

The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and industrial corded and cordless electric power tools and equipment, lawn and garden tools, consumer portable power products, home products, accessories and attachments for power tools, and product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside of the United States and Canada; and for sales of household products, principally in Europe and Brazil.

Power tools and equipment include drills, screwdrivers, impact wrenches and drivers, hammers, wet/dry vacuums, lights, radio/chargers, saws, grinders, band saws, plate joiners, jointers, lathes, dust management systems, routers, planers, sanders, benchtop and stationary machinery, air tools, building instruments, air compressors, generators, laser products, jobsite security systems, and WORKMATE® project centers and related products. Lawn and garden tools include hedge trimmers, string trimmers, lawn mowers, edgers, pruners, shears, shrubbers, blower/vacuums, power sprayers, pressure washers, and related accessories. Consumer portable power products include inverters, jump-starters, vehicle battery chargers, rechargeable spotlights, and other related products. Home products include stick, canister and hand-held vacuums; flexible flashlights; and wet scrubbers. Power tool accessories include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, screwdriver bits and quick-change systems, bonded and other abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools, equipment, and lawn and garden tools.

Power tools, lawn and garden tools, portable power products, home products, and accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks, and trade names, including, without limitation, BLACK & DECKER; ORANGE AND BLACK COLOR SCHEME; POWERFUL SOLUTIONS; FIRESTORM; GELMAX COMFORT GRIP; MOUSE; BULLSEYE; PIVOT DRIVER; STORMSTATION; WORKMATE; BLACK & DECKER XT; VERSAPAK; SMARTDRIVER; QUANTUM PRO; CYCLONE; NAVIGATOR; DRAGSTER; SANDSTORM; PROJECTMATE; PIVOTPLUS; QUICK CLAMP; SIGHT LINE; CROSSFIRE; CROSSHAIR; 360º; QUATTRO; DECORMATE; LASERCROSS; AUTOWRENCH; SHOPMASTER BY DELTA; DEWALT; YELLOW AND BLACK COLOR SCHEME; GUARANTEED TOUGH; XRP; SITELOCK; PORTER-CABLE; GRAY AND BLACK COLOR SCHEME; TIGER SAW; PORTA-BAND; POWERBACK; EASY AIR; JOB BOSS; DELTA; THE DELTA TRIANGLE LOGO; UNISAW; BIESEMEYER; BLACK AND WHITE COLOR SCHEME; DAPC; EMGLO; AFS AUTOMATIC FEED SPOOL; GROOM ‘N’ EDGE; HEDGE HOG; GRASS HOG; EDGE HOG; LEAF HOG; LAWN HOG; STRIMMER; REFLEX; VAC ‘N’ MULCH; EXCELL; ALLIGATOR; TRIM ‘N’ EDGE; HDL; TOUGH TRUCK; FLEX TUBE; VECTOR; ELECTROMATE; SIMPLE START; DUSTBUSTER; SNAKELIGHT; SCUMBUSTER; STEAMBUSTER; CYCLOPRO; SWEEP & COLLECT; CLICK & GO; B&D; BULLET; QUANTUM PRO; PIRANHA; SCORPION; QUICK CONNECT; PILOT POINT; RAPID LOAD; ROCK CARBIDE; TOUGH CASE; MAX LIFE; RAZOR; OLDHAM; DEWALT SERVICENET; DROP BOX EXPRESS; and GUARANTEED REPAIR COST (GRC).

The composition of the Corporation’s sales by product groups for 2006, 2005, and 2004 is included in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2006, 2005, or 2004.

The Corporation’s product service program supports its power tools and lawn and garden tools. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2006, there were approximately 125 such service centers, of which roughly three-quarters were located in the United States. The remainder was located around the world, primarily in Canada and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, lawn and garden tools, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers and various independent distributors.

Most of the Corporation’s consumer power tools, lawn and garden tools, and electric cleaning, automotive, and lighting products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation’s industrial power tools sold in the United States carry a one-year service warranty and a three-year warranty for manufacturing defects. Products sold outside of the United States generally have varying warranty arrangements, depending upon local market conditions and laws and regulations.

The Corporation’s product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, lawn and garden tools, consumer portable power products, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to two of the segment’s customers, The Home Depot and Lowe’s Home Improvement Warehouse, accounted for greater than 10% of the Corporation’s consolidated sales for 2006, 2005, and 2004. For additional information regarding sales to The Home Depot and Lowe’s Home Improvement Warehouse, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

A significant portion of the Corporation’s sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and industrial power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most lawn and garden tools are at their peak during the late winter and early spring period. Most of the Corporation’s other product lines within this segment generally are not seasonal in nature, but are influenced by other general economic trends.

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

Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX; SIGNATURES; KWIKSET; BEAUTY OF STRENGTH; BLACK & DECKER; TYLO; POLO; AVALON; ASHFIELD; SMARTSCAN; SMARTKEY; SMARTCODE; VENETIAN BRONZE; POWERBOLT; KWIK INSTALL; GEO; SAFE-LOCK BY BLACK & DECKER; BALDWIN; THE ESTATE COLLECTION; THE IMAGES COLLECTION; ARCHETYPES; LIFETIME FINISH; TIMELESS CRAFTSMANSHIP; LOGAN; SPRINGFIELD; HAMILTON; BLAKELY; MANCHESTER; CANTERBURY; MADISON; STONEGATE; EDINBURGH; KENSINGTON; BRISTOL; TREMONT; PEYTON; PASADENA; RICHLAND; WEISER; WEISER LOCK; COLLECTIONS BY WEISER LOCK; WELCOME HOME SERIES; ELEMENTS SERIES; BASICS BY WEISER LOCK; BRILLIANCE LIFETIME ANTI-TARNISH FINISH; POWERBOLT; POWERBOLT KEYLESS ACCESS SYSTEM; WEISERBOLT; and ENTRYSETS. Plumbing products are marketed under the trademarks and trade names PRICE PFISTER; CLASSIC SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; BACH; SOLO; CONTEMPRA; MARIELLE; CARMEL; PARISA; SAVANNAH; CATALINA; GEORGETOWN; TREVISO; AVALON; and ASHFIELD.

The composition of the Corporation’s sales by product groups for 2006, 2005, and 2004 is included in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2006, 2005, or 2004.

Most of the Corporation’s security hardware products sold in the United States carry a warranty, pursuant to which the consumer can return defective product during the warranty term in exchange for a replacement product at no cost to the consumer. Warranty terms vary by product and carry a lifetime warranty with respect to mechanical operations and range from a 5-year to a lifetime warranty with respect to finish. Products sold outside of the United States for residential use generally have similar warranty arrangements. Such arrangements vary, however, depending upon local market conditions and laws and regulations. Most of the Corporation’s plumbing products sold in the United States carry a lifetime warranty with respect to function and finish, pursuant to which the consumer can return defective product in exchange for a replacement product or repair at no cost to the consumer.

The Corporation’s product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to two of the segment’s customers, The Home Depot and Lowe’s Home Improvement Warehouse, accounted for greater than 10% of the Corporation’s consolidated sales for 2006, 2005, and 2004. For additional information regarding sales to The Home Depot and Lowe’s Home Improvement Warehouse, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

The principal materials used in the manufacturing of products in the Hardware and Home Improvement segment are zamak, brass, aluminum, steel, and ceramics. The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials.

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

From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2006, the amount of commodity hedges outstanding was not material.

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

FASTENING AND ASSEMBLY SYSTEMS

The Corporation’s Fastening and Assembly Systems segment has worldwide responsibility for the development, manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners, and self-piercing riveting systems. The fastening and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEKNOLOGIES; EMHART; AUTOSET; DODGE; DRIL-KWICK; F-SERIES; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; JACK NUT; KALEI; MASTERFIX; NPR; NUT-FAST; PARKER-KALON; PLASTIFAST; PLASTI-KWICK; POINT & SET; POP; POP-LOK; POPMATIC; POPNUT; POP-SERT; POWERLINK; PROSET; SMARTSET; SWS; TUCKER; ULTRA-GRIP; ULTRASERT; WARREN; WELDFAST; and WELL-NUT. The Fastening and Assembly Systems segment provides platform-management and engineering services in addition to the manufacture and sale of the products previously described.

The composition of the Corporation’s sales by product groups for 2006, 2005, and 2004 is included in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2006, 2005, or 2004.

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

OTHER INFORMATION

The Corporation’s product development program for the Power Tools and Accessories segment is coordinated from the Corporation’s headquarters in Towson, Maryland. Additionally, product development activities are performed at facilities within the United States in Fort Lauderdale, Florida, Hampstead, Maryland, and Jackson, Tennessee, and at facilities in Maltby and Spennymoor, England; Brockville, Canada; Perugia, Italy; Suzhou, China; Buchlberg and Idstein, Germany; Mooroolbark, Australia; Uberaba, Brazil; and Reynosa, Mexico.

Product development activities for the Hardware and Home Improvement segment are performed at facilities in Lake Forest, California, and Reading, Pennsylvania.

Product development activities for the Fastening and Assembly Systems segment are performed at facilities within the United States in Danbury and Shelton, Connecticut; Montpelier, Indiana; Campbellsville, Kentucky; Chesterfield and Farmington Hills, Michigan; and at facilities in Birmingham, England; Maastricht, Netherlands; Giessen, Germany; and Toyohashi, Japan.

Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.

As of December 31, 2006, the Corporation employed approximately 25,500 persons in its operations worldwide. Approximately 500 employees in the United States are covered by collective bargaining agreements. During 2006, no collective bargaining agreements were negotiated. One agreement is scheduled for negotiation during 2007. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation’s operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption “Restructuring and Integration Actions” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As a consequence, the Corporation may, from time to time, transfer production from one manufacturing facility to another, outsource certain production, or close certain manufacturing facilities. Such production transfers, outsourcing, and/or facility closures may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.

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

Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environ-

ment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2006, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 25 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.

To minimize the Corporation’s potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation’s involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation’s estimate of the costs associated with environmental exposures is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2006, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $76.4 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2006, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

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

In April 2006, the Corporation submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

(f) Executive Officers and Other Senior Officers of the Corporation

The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

• NOLAN D. ARCHIBALD – 63
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
   Power Tools and Accessories,
   October 2004 – May 2005;

   Vice President Marketing – DEWALT Professional
   Products, Power Tools and Accessories Group,
   July 2003 – October 2004;

   Vice President Marketing –
   Black & Decker Consumer Products,
   Power Tools and Accessories Group,
   July 2000 – July 2003.

• JAMES T. CAUDILL – 39
   Group Vice President of the Corporation and
   President – Hardware and Home Improvement,
   July 2006 – present;

   Vice President of the Corporation and President –
   Hardware and Home Improvement,
   May 2005 – July 2006;

   Vice President and General Manager –
   Accessories, Industrial Products Group,
   Power Tools and Accessories Group,
   October 2004 – May 2005;

   Vice President – Accessories,
   DEWALT Professional Products,
   Power Tools and Accessories Group,
   November 2001 – October 2004.

• CHARLES E. FENTON – 58
   Senior Vice President and General Counsel,
   December 1996 – present.

• LES H. IRELAND – 42
   Vice President of the Corporation and
   President– Europe/Middle East/Africa,
   Power Tools and Accessories,
   January 2005 – present;

   Vice President of the Corporation and
   Managing Director–Commercial Operations,
   Europe, Black & Decker Consumer Group,
   Power Tools and Accessories Group,
   November 2001 – January 2005.

• THOMAS D. KOOS – 43
   Group Vice President of the Corporation and
   President – Consumer Products Group,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and President –
   Black & Decker Consumer Products,
   Power Tools and Accessories Group,
   January 2001 – March 2004.

• MICHAEL D. MANGAN – 50
   Senior Vice President and Chief Financial Officer,
   January 2000 – present.

• PAUL F. MCBRIDE – 51
   Senior Vice President – Human Resources
   and Corporate Initiatives,
   March 2004 – present;

   Executive Vice President of the Corporation
   and President – Power Tools and
   Accessories Group,
   April 1999 – March 2004.

• CHRISTINA M. MCMULLEN – 51
   Vice President and Controller,
    April 2000 – present.

• JAMES R. RASKIN – 46
   Vice President of the Corporation and
   Vice President – Business Development,
    July 2006 – present;

   Vice President – Business Development,
    May 2002 – July 2006;

    Vice President – Marketing,
   Consumer Products Group,
    September 2001 – May 2002.

• STEPHEN F. REEVES – 47
   Vice President of the Corporation and
   Vice President – Global Finance,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and
   Vice President– Finance, Power Tools
    and Accessories Group,
   April 2000 – March 2004.

• MARK M. ROTHLEITNER – 48
   Vice President – Investor Relations and Treasurer,
   January 2000 – present.

• ROBERT I. ROWAN – 46
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
   September 2001 – July 2003.

• EDWARD J. SCANLON – 52
   Vice President of the Corporation and
   President – Commercial Operations, North and
   South America, Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and
   President – Commercial Operations,
   North America, Power Tools and
   Accessories Group,
   May 1999 – March 2004.

• JOHN W. SCHIECH – 48
   Group Vice President of the Corporation
   and President – Industrial Products Group,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and President –
   DEWALT Professional Products, Power Tools
   and Accessories Group,
   January 2001 – March 2004.

• NATALIE A. SHIELDS – 50
   Vice President and Corporate Secretary,
   April 2006 – present;

   International Tax and Trade Counsel,
   June 1993 – April 2006.

• BEN S. SIHOTA – 48
   Vice President of the Corporation and President –
   Asia Pacific, Power Tools and Accessories,
   February 2006 – present;

   President – Asia, Power Tools and Accessories,
   September 2000 – February 2006.

• MICHAEL A. TYLL – 50
   Group Vice President of the Corporation and
   President– Fastening and Assembly Systems,
   April 2006 – present;

   President – Automotive Division,
   Fastening and Assembly Systems,
   January 2001 – April 2006.

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

• Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, and the inability to penetrate new channels of distribution could adversely affect our business. We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 33% of our consolidated sales in 2006. The loss of either of these large customers, a material negative change in our relationship with these large customers or other major customers, or changes in consumer preferences or loyalties could have an adverse effect on our business. Our major customers are volume purchasers, a few of which are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Changes in purchasing patterns by major customers could negatively impact manufacturing volumes and inventory levels. Further, our inability to continue to penetrate new channels of distribution may have a negative impact on our future results.

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

• Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth. Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Market acceptance of the new products introduced in 2006 and scheduled for introduction in 2007 may not meet sales expectations due to various factors, such as our failure to accurately predict market demand and evolving industry standards, to resolve technical challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could be excessive if those expectations are not met.

• Price increases could impact the demand for our products from customers and end-users. We have recently increased the prices of our products for our U.S. power tools and accessories business and hardware and home improvement business. An adverse reaction by our customers or end-users to these price increases could negatively impact our anticipated sales, profitability, manufacturing volumes, and/or inventory levels.

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

• Our success depends on our ability to improve productivity and streamline operations to control or reduce costs. We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. We have also undertaken restructuring and integration actions as described in Note 20 of Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The ultimate savings realized from restructuring and integration actions may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed. Our failure to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated would adversely affect our results of operations.

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

• We are exposed to adverse changes in currency exchange rates, raw material commodity prices or interest rates, both in absolute terms and relative to competitors’ risk profiles. We have a number of manufacturing sites throughout the world and sell our products in more than 100 countries. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which we have manufacturing facilities. We believe our most significant foreign currency exposures are the euro, pound sterling and Chinese renminbi. A decrease in the value of the euro and pound sterling relative to the U.S. dollar could adversely affect our results of operations. An increase in the value of the Chinese renminbi relative to the U.S. dollar could adversely affect our results of operations. We utilize materials in the manufacturing of our products that include certain components and raw materials that are subject to commodity price volatility. We believe our most significant commodity-related exposures are to steel, resins, copper, aluminum, and zinc. An increase in the market prices of these items could adversely affect our results of operations. We have outstanding variable-rate and fixed-rate borrowings. To meet our cash requirements, we may incur additional borrowings in the future under our existing or future borrowing facilities. An increase in interest rates could adversely affect our results of operations.

•We operate a global business that exposes us to additional risks. Our sales outside of the United States accounted for approximately 36% of our consolidated net revenue in 2006. We continue to expand into foreign markets. The future growth and profitability of our foreign operations are subject to a variety of risks and uncertainties, such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory risks inherent in conducting business internationally. Over the past several years, such factors have become increasingly important as a result of our higher percentage of manufacturing in China, Mexico and the Czech Republic and purchases of products and components from foreign countries.

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

ITEM 2. PROPERTIES

The Corporation operates 41 manufacturing facilities around the world, including 25 located outside of the United States in 9 foreign countries. The major properties associated with each business segment are listed in “Narrative Description of the Business” in Item 1(c) of Part I of this report.

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

As more fully described in Item 7 of Part II of this report under the caption “Restructuring and Integration Actions”, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Corporation will continue to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and lower product costs and will take appropriate action as deemed necessary.

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

The EPA and the Santa Ana Regional Water Quality Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under CERCLA, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the crossclaims in that lawsuit have been dismissed by the court on jurisdictional grounds. The City of Colton and several co-defendants have appealed the dismissal of these claims. The City of Colton also has re-filed its claims in California state court and filed a new federal action arising out of CERCLA, the Resource Conservation and Recovery Act, and state law. Certain defendants have crossclaimed against other defendants in the new federal action and have asserted claims against The United States Department of Defense, Environmental Protection Agency and the City of Rialto. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The Corporation’s estimate of costs associated with product liability claims, environmental matters, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Corporation’s Common Stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

QUARTER	2006	2005

January to March	$90.500 to $80.950	$89.750 to $77.180
April to June	$94.900 to $79.350	$91.450 to $77.850
July to September	$84.850 to $66.040	$93.710 to $80.030
October to December	$91.140 to $76.850	$89.000 to $75.700

(b) Holders of the Corporation’s Capital Stock

As of January 26, 2007, there were 11,369 holders of record of the Corporation’s Common Stock.

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

Quarterly dividends per common share for the most recent two years are as follows:

QUARTER	2006	2005

January to March	$ .38	$ .28
April to June	.38	.28
July to September	.38	.28
October to December	.38	.28

	$1.52	$1.12

Common Stock:

150,000,000 shares authorized, $.50 par value, 66,734,843 and 77,357,370 outstanding as of December 31, 2006 and 2005, respectively.

Preferred Stock:

5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2006 and 2005.

(d) Annual Meeting of Stockholders

The 2007 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 19, 2007, at 9:00 a.m. at the Sheraton Baltimore North Hotel, 903 Dulaney Valley Road, Towson, Maryland 21204.

(e) Performance Graph

(1)	Assumes $100 invested at the close of business on December 31, 2001 in Black & Decker common stock, Standard & Poor’s (S&P) 500 Index, and the Peer Group.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)

The Peer Group consists of the companies in the following indices within the Standard & Poor’s Super Composite 1,500: Household Appliances, Housewares & Specialties, Industrial Machinery, and Building Products. A list of the companies in the Peer Group will be furnished upon request addressed to the Corporate Secretary at 701 East Joppa Road, Towson, Maryland 21286.

(4)	Total return is weighted according to market capitalization of each company at the beginning or each year.

(f) Issuer Purchases of Equity Securities

PERIOD (a)	TOTAL NUMBER OF SHARES PURCHASED		AVERAGE PRICE PAID PER SHARE		TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS(b)		MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS

October 2, 2006 through October 29, 2006	–		–		–		4,940,09	5
October 30, 2006 through November 26, 2006	–		–		–		4,940,09	5
November 27, 2006 through December 31, 2006	1,625,00	0	$ 78.1	4	1,625,00	0	3,315,09	5

Total	1,625,00	0	$ 78.1	4	1,625,00	0	3,315,09	5

(a)	The periods represent the Corporation’s monthly fiscal calendar.

(b)

All purchases by the Corporation of its common stock were made under the repurchase plan publicly announced on July 20, 2006, when the Corporation announced it had authorization from its Board of Directors to repurchase 8,000,000 shares. In addition, the maximum number of shares that may yet be purchased under the plans noted above, includes 3,000,000 shares authorized by the Board of Directors on October 26, 2006. On February 8, 2007, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 3,000,000 shares. There is no expiration date or current intent to terminate the repurchase plans.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (a)

(MILLIONS OF DOLLARS EXCEPT PER SHARE DATA)	2006		2005		2004		2003 (c)		2002 (c)

Sales	$6,447.	3	$6,523.	7	$5,398.	4	$4,482.	7	$4,291.	8
Net earnings from continuing operations	486.	1	532.	2	430.	7	270.	5	210.	0
(Loss) earnings from discontinued operations (b)	–		(.	1)	14.	9	5.	8	1.	2
Net earnings	486.	1	532.	1	445.	6	276.	3	211.	2
Basic earnings per share:
Continuing operations	6.7	4	6.7	2	5.4	0	3.4	7	2.6	2
Discontinued operations	–		–		.1	9.0		8.0		1
Net earnings per common share - basic	6.7	4	6.7	2	5.5	9	3.5	5	2.6	3
Diluted earnings per share:
Continuing operations	6.5	5	6.5	4	5.3	1	3.4	7	2.6	1
Discontinued operations	–		–		.1	8.0		8.0		1
Net earnings per common share - assuming dilution	6.5	5	6.5	4	5.4	9	3.5	5	2.6	2
Total assets	5,247.	7	5,842.	4	5,555.	0	4,262.	2	4,162.	6
Long-term debt	1,170.	3	1,030.	3	1,200.	6	915.	6	927.	6
Redeemable preferred stock of subsidiary (d)	–		–		192.	2	202.	6	208.	4
Cash dividends per common share	1.5	2	1.1	2.8		4.5		7.4		8

(a)

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements, the Corporation adopted SFAS No. 123R effective January 1, 2006 using the modified retrospective method of adoption whereby the Corporation restated all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The amounts in this five-year summary reflect the restated amounts upon adoption of SFAS No. 123R.

(b)

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

(c)

Earnings from continuing operations for 2003 and 2002 include a restructuring charge of $20.6 million and $46.6 million before taxes, respectively ($14.9 million and $29.2 million after taxes, respectively). Those 2003 and 2002 pre-tax charges were net of reversals of $13.2 million and $11.0 million, respectively, representing reversals of previously provided restructuring reserves as well as the excess proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. In addition, earnings from continuing operations for 2003 include a restructuring charge of $11.0 million before taxes ($7.2 million after taxes) associated with the closure of a manufacturing facility in its Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses.

(d)

As of December 31, 2004, redeemable preferred stock of subsidiary was included in other current liabilities. As of December 31, 2002 and 2003, redeemable preferred stock of subsidiary was included in other long-term liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 18 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments – Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems – with these business segments comprising approximately 74%, 16%, and 10%, respectively, of the Corporation’s sales in 2006. As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements, on March 1, 2006, the Corporation acquired Vector. Vector, a designer and marketer of consumer portable power products, is included in the Power Tools and Accessories segment.

The Corporation markets its products and services in over 100 countries. During 2006, approximately 64%, 21%, and 15% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

An overview of certain aspects of the Corporation’s performance during the year ended December 31, 2006, follows:

• Sales for 2006 were $6,447.3 million, which represented a 1% decline from 2005 sales of $6,523.7 million.

• Excluding incremental sales of the acquired Vector business, sales for 2006 declined by 3% from the 2005 level. That decline was driven by lower sales in the United States due, in part, to weak demand in the face of slowing residential construction and actions taken by certain major customers late in 2006 to reduce inventory levels. The Corporation expects that continued weakness in key sectors of the U.S. economy in 2007, including significantly lower housing starts, will result in a sales decrease in the first six months of 2007, as compared to the corresponding 2006 period.

• Operating income as a percentage of sales for 2006 decreased by approximately 70 basis points from the 2005 level to 11.5%. A principal factor in that decline was rising commodity costs, which increased cost of goods sold in 2006 by approximately $95 million over the 2005 level and are expected to increase cost of goods sold by approximately $120 million in 2007 over the 2006 level.

• Interest expense (net of interest income) rose by $28.4 million in 2006 over the 2005 level, primarily as a result of higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities, and higher borrowing levels.

• Net earnings from continuing operations were $486.1 million, or $6.55 per diluted share, for the year ended December 31, 2006, as compared to $532.2 million, or $6.54 per diluted share, in 2005. Net earnings from continuing operations for the year ended December 31, 2005, included two unusual items: (i) $55.0 million of pre-tax income ($35.8 million after tax) associated with a favorable settlement of environmental and product liability coverage litigation with an insurer; and (ii) $51.2 million of incremental tax expense associated with the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

• Diluted earnings per share of $6.55 for the year ended December 31, 2006, benefited from lower weighted-average shares outstanding, principally as a result of share repurchases. During 2006, the Corporation repurchased approximately 11.8 million shares of its common stock at a cost of $896.0 million. Shares used in computing annual diluted earnings per share declined by 9%, from 81.4 million for 2005 to 74.2 million for 2006.

• The acquisition of Vector on March 1, 2006, not only broadened the Corporation’s product offerings in its Power Tools and Accessories segment but also contributed 2% in incremental sales growth to the year ended December 31, 2006.

The preceding information is an overview of certain aspects of the Corporation’s performance during the year ended December 31, 2006, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

Sales

The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2006, 2005, and 2004.

	YEAR ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)	2006	2005	2004

Total sales	$ 6,447.3	$ 6,523.7	$ 5,398.4

Unit volume - existing (a)	(2)%	7%	10%
Unit volume - acquired (b)	2%	14%	9%
Price	(1)%	(1)%	(2)%
Currency	–%	1%	3%

Change in total sales	(1)%	21%	20%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists; however, includes unit volume in 2005 of the European FLEX power tools business sold in November 2005.

(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.

Total consolidated sales for the year ended December 31, 2006, were $6,447.3 million, which represented a 1% decrease from 2005 sales of $6,523.7 million. Excluding the incremental effects of the Vector acquisition, unit volume declined by 2% from the 2005 level. That 2% decline was driven by lower sales in the United States due, in part, to weak demand in the face of slowing residential construction and actions taken by certain major customers late in 2006 to reduce inventory levels. Vector, a consumer portable power business acquired on March 1, 2006, contributed 2% to 2006 consolidated sales. Pricing actions had a 1% negative impact on sales in 2006, as compared to 2005. The effects of foreign currency did not have a material effect on sales in 2006, as compared to 2005.

Total consolidated sales for the year ended December 31, 2005, were $6,523.7 million, which represented a 21% increase over 2004 sales of $5,398.4 million. Excluding the incremental effects of the MasterFix business for the first three months of 2005 and of the Porter-Cable and Delta Tools Group for the first nine months of 2005, total unit volume increased by 7% during the year ended December 31, 2005. That 7% increase was primarily driven by growth in the Corporation’s industrial power tools and plumbing products businesses in the United States. Unit volume of acquired businesses contributed 14% to the sales growth for 2005 over the 2004 levels. Pricing actions had a 1% negative effect on sales for 2005, as compared to 2004. The effects of a weaker U.S. dollar as compared to other currencies, particularly the Canadian dollar, Brazilian real, and euro, caused the Corporation’s consolidated sales for 2005 to increase by 1% over the 2004 levels.

Earnings

The Corporation reported consolidated operating income of $740.4 million on sales of $6,447.3 million in 2006, as compared to operating income of $794.9 million on sales of $6,523.7 million in 2005 and to operating income of $613.2 million on sales of $5,398.4 million in 2004.

Consolidated gross margin as a percentage of sales for 2006 was 34.8%, as compared to 35.5% for 2005. That decrease in gross margin was primarily a result of significant commodity inflation, coupled with the negative effects both of pricing actions and of lower sales and production volumes over which to leverage fixed costs, which offset the positive effects that resulted from restructuring and productivity initiatives as well as favorable product mix.

Consolidated gross margin as a percentage of sales for 2005 was 35.5%, as compared to 36.4% for 2004. The Corporation estimates that the Porter-Cable and Delta Tools Group acquisition had an approximate 150 basis point negative impact on consolidated gross margin as a percentage of sales for the year ended December 31, 2005. In addition to favorable product mix, the results of restructuring and other productivity initiatives, the leverage of fixed costs over a higher sales base, and foreign currency effects favorably impacted gross margin as a percentage of sales in the Corporation’s legacy businesses. These positive factors were partially offset by increased raw material costs, the negative effects of pricing actions, higher pension expense, and transition costs associated with integration of lockset operations in the Hardware and Home Improvement segment.

Consolidated selling, general, and administrative expenses as a percentage of sales were 23.3% in both 2006 and 2005 and 25.1% in 2004. Consolidated selling, general, and administrative expenses in 2006 decreased by $21.1 million from the 2005 level. That decrease resulted from declines in certain sales-related expenses due, in part, to lower sales volume as well as from declines in certain employee-related expenses, including performance-based incentive compensation, which offset incremental expenses of the acquired Vector business and the unfavorable effect of foreign currency translation.

Consolidated selling, general, and administrative expenses in 2005 increased by $169.9 million over the 2004 level. The effects of acquired businesses and foreign currency translation accounted for approximately two-thirds of that increase, with the remainder principally resulting from additional sales-related expenses associated with the higher level of sales experienced during 2005. The reduction in selling, general, and administrative expenses as a percentage of sales during 2005 as compared to the 2004 level was principally due to the impact of the Porter-Cable and Delta Tools Group acquisition – due to the lower expenses of that business – and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses.

Consolidated net interest expense (interest expense less interest income) was $73.8 million in 2006, as compared to $45.4 million in 2005 and $22.1 million in 2004. The increase in net interest expense in 2006, as compared to 2005, was primarily the result of higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities, and higher borrowing levels. The higher net interest expense in 2005, as compared to 2004, was primarily the result of both higher borrowing levels and higher interest rates, including the effects of higher prevailing U.S. interest rates on the Corporation’s foreign currency hedging activities.

Other expense (income) was $2.2 million in 2006, as compared to $(51.6) million in 2005 and $2.8 million in 2004. As more fully described in Note 21 of Notes to Consolidated Financial Statements, the Corporation received a payment of $55.0 million in 2005 relating to the settlement of environmental and product liability coverage litigation with an insurer.

Consolidated income tax expense of $178.3 million, $268.9 million, and $157.6 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $664.4 million, $801.1 million, and $588.3 million, for 2006, 2005, and 2004, respectively. The Corporation’s effective tax rate was 26.8% for 2006, as compared to an effective tax rate of 33.6% for 2005 and 26.8% for 2004. While the effective tax rate in 2006 approximates that in 2004, the 2005 effective tax rate reflects incremental tax expense of $51.2 million associated with the repatriation of foreign earnings under the American Jobs Creation Act of 2004 and the tax effects – $19.2 million – of the $55.0 million of income recognized upon settlement of environmental and product liability coverage litigation with an insurer during 2005. Absent those items, the 2005 effective tax rate would also approximate the effective tax rates in 2006 and 2004. A further analysis of taxes on earnings is included in Note 12 of Notes to Consolidated Financial Statements.

The Corporation reported net earnings from continuing operations of $486.1 million, or $6.55 per share on a diluted basis, for the year ended December 31, 2006, as compared to net earnings from continuing operations of $532.2 million, or $6.54 per share on a diluted basis, for the year ended December 31, 2005, and $430.7 million, or $5.31 per share on a diluted basis, for the year ended December 31, 2004.

The Corporation reported a net loss of $.1 million from discontinued operations in 2005, as compared to net earnings from discontinued operations of $14.9 million in 2004. As more fully described in Note 3 of Notes to Consolidated Financial Statements, net earnings from discontinued operations for the years ended December 31, 2005 and 2004, reflected a $.1 million loss and a $12.7 million gain, respectively, on the sales of discontinued operations. The $.1 million loss recognized in 2005 related to the sale of the discontinued DOM business. The $12.7 million gain recognized during 2004 consisted of a $37.1 million gain on the sale of two discontinued businesses (NEMEF and Corbin) in early 2004, partially offset by a $24.4 million goodwill impairment charge associated with the discontinued DOM business. The Corporation reported net earnings of $486.1 million, $532.1 million, and $445.6 million, or $6.55, $6.54, and $5.49 per share on a diluted basis, for the years ended December 31, 2006, 2005, and 2004, respectively.

In addition to the matters previously noted, diluted earnings per share for 2006 benefited from lower weighted-average shares outstanding. Shares used in computing diluted earnings per share for 2005 of 81.4 million, declined by 9% to 74.2 million shares for 2006, principally as a result of share repurchases. Shares used in computing diluted earnings per share for 2004 of 81.1 million approximated the 2005 level.

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

POWER TOOLS AND ACCESSORIES

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 18 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2006	2005	2004

Sales to unaffiliated customers	$4,735.6	$4,821.4	$3,840.8
Segment profit	570.0	634.9	488.4

Sales to unaffiliated customers in the Power Tools and Accessories segment during 2006 decreased 2% from the 2005 level. Sales of the acquired Vector business resulted in a 2% increase in sales during 2006. That increase was offset by a four-percentage-point decline in sales of the legacy Power Tools and Accessories businesses that was primarily attributable to lower sales in the United States, partially offset by higher sales outside of the United States.

Sales in North America decreased at a mid-single-digit rate during 2006 as compared to the prior year’s level. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a mid-single-digit rate primarily as a result of lower sales of equipment (due largely to lower sales of generators and compressors), construction tools, and woodworking tools. The U.S. industrial power tools and accessories business was adversely impacted by weak demand in the face of slowing residential construction and actions taken by certain major customers late in 2006 to reduce inventory levels. Sales of the consumer power tools and accessories business in the United States decreased at a low single-digit rate primarily as a result of lower consumer power tool and pressure washer sales, which were partially offset by the sales of the acquired Vector business. Excluding the sales of the acquired Vector business, sales of the consumer power tools and accessories business declined at a low double-digit rate from the 2005 level with sales down across most channels and product lines. Actions taken by major retailers to reduce inventory levels also negatively impacted the U.S. consumer power tools and accessories business in 2006. In Canada, sales decreased at a low single-digit rate, as a double-digit rate of decline in sales of consumer power tools and accessories was partially offset by a mid-single-digit rate of increase in sales of industrial power tools and accessories.

Sales of the European power tools and accessories business during 2006 increased at a low single-digit rate over the level experienced in 2005. A mid-single-digit rate of increase of organic sales was partially offset by the sales decline that resulted from the divestiture of the FLEX business in late 2005. While sales grew in 2006 across most markets, marked growth was experienced in the Middle East and Africa region as well as in Eastern Europe. Sales of the European industrial power tools and accessories business increased at a low single-digit rate in 2006. That increase was the result of a double-digit rate of increase in legacy sales of the industrial power tools and accessories business in Europe which was partially offset by the effects of the FLEX divestiture. Sales of the Corporation’s consumer power tools and accessories business in Europe increased at a low single-digit rate during 2006.

Sales in other geographic areas increased at a double-digit rate in 2006 over the 2005 level. That increase resulted from a double-digit rate of increase in Latin America and a mid-single-digit rate of increase in Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.0% for 2006, as compared to 13.2% for the corresponding 2005 period. The incremental effect of the Vector acquisition on segment profit as a percentage of sales for 2006 was not material. Gross margin as a percentage of sales for 2006 declined in comparison to the corresponding 2005 period primarily due to negative pricing actions, lower sales and production volume over which to absorb fixed costs, and commodity inflation. Those negative factors were mitigated by the benefits of restructuring and productivity initiatives as well as favorable mix. Selling, general, and administrative expenses as a percentage of sales for 2006 increased, as compared to the corresponding 2005 period, due principally to the de-leveraging of fixed and semi-fixed costs over a lower sales base.

Sales to unaffiliated customers in the Power Tools and Accessories segment during 2005 increased 26% over the 2004 level. The incremental effect of the acquired Porter-Cable and Delta Tools Group for the first nine months of 2005 accounted for 19 percentage points of the 26% increase in 2005, while sales of the legacy Power Tools and Accessories businesses, including the acquired Porter-Cable and Delta Tools Group for the final three months of 2005, accounted for the remaining 7 percentage points of growth.

Sales in North America increased 36% during 2005 over the prior year’s level. Of this increase, 27 percentage points were due to the incremental sales of the acquired Porter-Cable and Delta Tools Group for the first nine months of 2005 and the remaining 9 percentage points were due to the legacy power tools and accessories business. Sales of the Corporation’s legacy industrial power tools and accessories business in North America increased at a double-digit rate over the 2004 levels. Sales of the Corporation’s legacy consumer power tools and accessories business increased at a mid-single-digit rate as a result of higher sales of consumer power tools and accessories, lawn and garden products, and cleaning and lighting products.

Sales in Europe during 2005 increased at a mid-single-digit rate over the 2004 levels due to the incremental effect of the acquired Porter-Cable and Delta Tools Group. Excluding the incremental effect of the acquired Porter-Cable and Delta Tools Group, sales in Europe increased slightly over the 2004 level. Sales of the Corporation’s legacy industrial power tools and accessories business in Europe during 2005 increased at a low single-digit rate as compared to 2004 as weaker economic conditions in the United Kingdom mitigated growth in other regions. Sales of the Corporation’s legacy consumer power tools and accessories businesses in Europe during 2005 approximated sales in the prior year. In November 2005, the Corporation sold the FLEX business, the major European component of the Porter-Cable and Delta Tools Group.

Sales in other geographic areas increased at a double-digit rate during 2005 over the 2004 levels. That increase resulted from a double-digit rate of increase in Latin America and Asia, which was partially offset by a double-digit rate of decline in Australia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 13.2% for 2005, as compared to 12.7% in 2004. That increase in segment profit as a percentage of sales resulted from a reduction in selling, general, and administrative expenses as a percentage of sales partially offset by a lower gross margin as a percentage of sales. The reduction in selling, general, and administrative expenses as a percentage of sales was attributable to both the impact of the Porter-Cable and Delta Tools Group acquisition – due to the lower expenses of this business – and the leverage of expenses over a higher sales base in the Corporation’s legacy businesses. Gross margin as a percentage of sales declined during 2005 as compared to 2004 as the impact of the lower-margin Porter-Cable and Delta Tools Group offset improvements in gross margin as a percentage of sales in the Corporation’s legacy businesses. Gross margin improved in the legacy businesses in 2005 due to favorable product mix, productivity gains, foreign currency effects, restructuring savings, and absorption benefits, which offset the negative effects of pricing actions and raw material inflation. Due to the ongoing integration of the acquired Porter-Cable and Delta Tools Group into its legacy businesses, it is difficult to precisely determine the individual profit contributions of the acquired Porter-Cable and Delta Tools Group and of the legacy businesses. The Corporation estimates that the Porter-Cable and Delta Tools Group acquisition had an approximate 60 basis point negative impact on segment profit as a percentage of sales for 2005.

HARDWARE AND HOME IMPROVEMENT

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 18 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2006	2005	2004

Sales to unaffiliated customers	$1,003.4	$1,019.8	$970.2
Segment profit	135.4	143.9	146.3

Sales to unaffiliated customers in the Hardware and Home Improvement segment during 2006 decreased 2% from the 2005 level, due primarily to a mid-single-digit rate of decline in sales of plumbing products. Despite a double-digit rate of decline in U.S. housing starts in 2006, sales of security hardware products approximated the 2005 level. Sales of Kwikset products grew at a low single-digit rate, as higher retail sales and the effects of a price increase during the fourth quarter of 2006 offset weakness in the wholesale channel. That growth in Kwikset sales offset a low single-digit rate of decline in sales of Weiser and Baldwin products.

Segment profit as a percentage of sales in the Hardware and Home Improvement segment decreased from 14.1% in 2005 to 13.5% in 2006. The decline in segment profit as a percentage of sales in 2006 was attributable to a decline in gross margin, as the favorable effects of restructuring/integration and productivity initiatives, coupled with price increases instituted by the segment, were insufficient to offset the negative effects of significant commodity inflation, particularly with respect to copper and zinc, and lower sales and production volumes. Selling, general, and administrative expenses as a percentage of sales decreased in 2006, as compared to 2005, as a result of cost reduction initiatives.

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

Segment profit as a percentage of sales for the Hardware and Home Improvement segment was 14.1% for 2005 and 15.1% for 2004. The decline in segment profit as a percentage of sales in 2005 was attributable to a decline in gross margin, which was primarily due to the negative effects of pricing actions, higher raw material costs, and transition costs associated with the integration of lockset operations, including the closure of a manufacturing site. Gross margin for 2005 was also negatively impacted by the write-down of property and equipment. Selling, general, and administrative expenses as a percentage of sales decreased slightly in 2005, as compared to the 2004 level, due to the leverage of expenses over a higher sales base in the Kwikset and Price Pfister businesses, which was partially offset by increased distribution and transportation costs.

FASTENING AND ASSEMBLY SYSTEMS

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 18 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2006	2005	2004

Sales to unaffiliated customers	$666.5	$662.2	$619.9
Segment profit	95.8	94.6	84.2

Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 1% in 2006 over the 2005 level. Sales of the North American businesses declined at a mid-single-digit rate, reflecting both weak industrial sales and weak automotive sales in the face of production cuts by automotive customers. Sales in the European industrial business rose at a low single-digit rate while sales in the European automotive business approximated the prior year level. In Asia, sales grew at a double-digit rate, reflecting strong sales in both Japan and China.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased slightly from 14.3% in 2005 to 14.4% in 2006. The segment reduced selling, general, and administrative expenses as a percentage of sales, despite higher research and development expenditures, due to spending controls in 2006. However, that favorability was offset by a decline in gross margin, primarily as a result of commodity inflation and the unfavorable effects of foreign currency.

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

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 13.6% in 2004 to 14.3% in 2005. The increase in segment profit as a percentage of sales was attributable to the positive effects of pricing actions and the leverage of expenses over a higher sales base, partially offset by higher commodity costs.

OTHER SEGMENT-RELATED MATTERS

As indicated in the first table of Note 18 of Notes to Consolidated Financial Statements, segment profit (loss), associated with Corporate, Adjustments, and Eliminations was $(65.1) million, $(81.2) million, and $(100.7) million for the years ended December 31, 2006, 2005, and 2004, respectively. Corporate expenses for the year ended December 31, 2006, declined from the prior year’s level as the positive effects of certain lower employee-related expenses not allocated directly to the reportable business segments (including performance-based incentives), as well as higher Corporate expense allocations charged directly to the Corporation’s business segments, were partially offset by the negative effects of higher pension and environmental expenses.

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

As more fully described in Note 18 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Expense recognized by the Corporation in 2006 relating to its pension and other postretirement benefits plans increased by approximately $13 million over the 2005 levels. Expense recognized by the Corporation in 2005 relating to its pension and other postretirement benefits plans increased by approximately $19 million over the 2004 levels. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the second table included in Note 18 of Notes to Consolidated Financial Statements was expense of $25.2 million in 2006, as compared to expense of $13.8 million for 2005 and income of $.8 million for 2004. That increase in expense resulted from the higher level of pension and other postretirement benefit expenses in 2006 – excluding higher service costs reflected in segment profit of the Corporation’s reportable business segments – not allocated to the reportable business segments.

Income (expenses) directly related to reportable business segments booked in consolidation, and, thus, excluded from segment profit for the reportable business segments, were $(.2) million, $3.3 million, and $(10.0) million for the years ended December 31, 2006, 2005 and 2004, respectively. The $.2 million of segment-related expense excluded from segment profit in 2006 principally related to an increase in reserves for certain matters associated with the Power Tools and Accessories segment. However, that increase was substantially offset by the reversal of certain performance-based expenses included in the allocation of Corporate expenses to each of the reportable business segments. The $3.3 million of segment-related income excluded from segment profit in 2005 principally related to a reduction in reserves for certain legal matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments. The $10.0 million of segment-related expense excluded from segment profit in 2004 principally related to restructuring-related expenses associated with the Hardware and Home Improvement and Power Tools and Accessories segments.

DISCONTINUED OPERATIONS

As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, the European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, has been reflected as discontinued operations in the Consolidated Financial Statements. As such, the operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the Corporation’s continuing operations. In November 2005, the Corporation completed the sale of the DOM security hardware business for an aggregate price of $17.2 million, net of cash transferred. In January 2004, the Corporation completed the sale of two European security hardware businesses, NEMEF and Corbin, for an aggregate price of $77.5 million, net of cash transferred.

Net (loss) earnings of the discontinued European security hardware business were $(.1) million for the year ended December 31, 2005, and $14.9 million ($.18 per share on a diluted basis) for the year ended December 31, 2004.

Restructuring and Integration Actions

The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2006, is included in Note 20 of Notes to Consolidated Financial Statements.

In 2004, the Corporation recognized $5.4 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories segment. The restructuring actions taken in 2004 principally reflected severance benefits. The $5.4 million charge recognized during 2004 was offset, however, by the reversal of $4.0 million of severance accruals established as part of previously provided restructuring reserves that were no longer required and $1.4 million representing the excess of proceeds received on the sale of long-lived assets, written down as part of restructuring actions, over their adjusted carrying values. Adjustments to the severance component of restructuring reserves previously established related to: (i) actual attrition factors that differed from those initially estimated; (ii) more cost-effective methods of severing employment that became probable, typically based on negotiations with trade unions or local government institutions; and (iii) amendments to the initial plan that were approved by the appropriate level of management, based primarily on changes in market conditions that dictated a modification to the intended course of action. During 2004, none of the adjustments to the severance obligations recorded in connection with restructuring actions was individually significant. Adjustments to the asset write-down component of restructuring reserves previously established related to the receipt of proceeds in excess of adjusted carrying values of fixed assets that were disposed of in connection with the restructuring actions. Adjustments to the other charge component of restructuring reserves previously established principally related to settlement of operating lease commitments at amounts less than initially estimated or the Corporation’s ability to sublease certain facilities exited as part of the restructuring actions.

During 2005, the Corporation substantially completed the execution of the restructuring plan that was formulated in the fourth quarter of 2001 and the closure of the manufacturing facility in its Hardware and Home Improvement segment.

In addition to the recognition of restructuring and exit costs, the Corporation also recognized related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under accounting principles generally accepted in the United States (restructuring-related expenses). Those restructuring-related expenses included items – directly related to the underlying restructuring actions – that benefited on-going operations, such as costs associated with the transfer of equipment. Operating results included approximately $10 million of restructuring-related expenses for the year ended December 31, 2006, as compared to approximately $15 million of restructuring-related expenses for both 2005 and 2004.

The Corporation realized benefits of approximately $25 million and $35 million in 2006 and 2005, respectively, net of restructuring-related expenses. Those benefits resulted in a reduction in cost of goods sold of approximately $21 million and $33 million in 2006 and 2005, respectively, and a reduction in selling, general, and administrative expenses of approximately $4 million and $2 million in 2006 and 2005, respectively.

In addition to the previously discussed restructuring actions, the Corporation also identified opportunities to integrate businesses it has acquired, including the Porter-Cable and Delta Tools Group as well as Vector.

Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during 2004, the Corporation identified opportunities to restructure, as well as to integrate, these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved restructuring/integration actions relating to the acquired business in the amount of $15.2 million. These actions principally reflected severance costs associated with administrative and manufacturing actions related to the acquired businesses, including the closure of three manufacturing facilities, and lease and other contractual obligations for which no future benefit would be realized. Certain of these restructuring/integration actions commenced in 2004 and the remainder commenced in 2005; all actions were substantially completed in 2006.

Prior to the date of the acquisition of Vector and during 2006, the Corporation identified opportunities to integrate that business into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved restructuring/integration actions relating to the acquired business in the amount of $1.3 million. These actions principally reflected severance costs associated with administrative and distribution functions of the acquired business, as well as the cost of lease and other contractual obligations for which no future benefit would be realized. These actions are expected to be completed by mid-2007.

The Corporation expects that incremental pre-tax savings associated with the integration of the Porter-Cable and Delta Tools Group will benefit results by approximately $15 million in 2007, net of integration-related expenses. The Corporation expects that principally all of those incremental pre-tax savings will benefit gross margin. Ultimate savings realized from restructuring/integration actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed.

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

Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders’ equity. During 2006, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity, increased stockholders’ equity by $70.3 million, as compared to a decrease of $89.1 million in 2005.

The materials used in the manufacturing of the Corporation’s products, which include certain components and raw materials, are subject to price volatility. These component parts and raw materials are principally subject to market risk associated with changes in the price of steel, resins, copper, aluminum, and zinc. The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources. Rising commodity costs decreased operating income in 2006 by approximately $95 million from the 2005 level and are expected to decrease operating income by approximately $120 million in 2007 from the 2006 level. While future movements in prices of raw materials and component parts are uncertain, the Corporation uses a variety of methods, including established supply arrangements, purchase of component parts and raw materials for future delivery, and supplier price commitments, to address this risk. In addition, the Corporation utilizes derivatives to manage its risk to changes in the prices of certain commodities. As of December 31, 2006, the amount outstanding under commodity hedges was not material.

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

In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable rate debt to total debt ratio, after taking interest rate hedges into account, was 42% at December 31, 2006, as compared to 64% at December 31, 2005, and 52% at December 31, 2004. At December 31, 2006, average debt maturity was 6.7 years, as compared to 4.9 years at December 31, 2005, and 8.3 years at December 31, 2004. At December 31, 2006, average long-term debt maturity was 8.0 years, as compared to 7.3 years at December 31, 2005, and 8.3 years at December 31, 2004.

INTEREST RATE SENSITIVITY

The following table provides information as of December 31, 2006, about the Corporation’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation’s reporting currency, as of December 31, 2006.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. DOLLARS IN MILLIONS)	2007	2008	2009	2010	2011	THEREAFTER	TOTAL	FAIR VALUE (ASSETS)/ LIABILITIES

LIABILITIES
Short-term borrowings Variable rate (other currencies)	$258.9	$–	$–	$–	$–	$–	$258.9	$258.9
Average interest rate	5.43%						5.43%
Long-term debt
Fixed rate (U.S. dollars)	$150.2	$.2	$.1	$–	$400.0	$750.0	$1,300.5	$1,299.9
Average interest rate	6.55%	7.00%	7.00%		7.13%	5.61%	6.18%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$75.0	$–	$–	$–	$150.0	$175.0	$400.0	$1.3
Average pay rate (a)
Average receive rate	5.22%				5.34%	4.86%	5.11%

(a)

The average pay rate for swaps in the notional principal amount of $250.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amount of $75.0 million, $150.0 million, and $25.0 million maturing in 2007, 2011, and thereafter, respectively). The average pay rate for the remaining swaps is based upon 6-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

As discussed previously, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2006, the Corporation has hedged a portion of its 2007 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2007 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar. The Corporation estimated that this would have the effects of reducing gross profits for 2007 by approximately $26 million. The Corporation also estimated the effects on 2007 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% weakening in the value of the United States dollar. A uniform 10% weakening in the value of the United States dollar would have the effect of increasing gross profits.

In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors’ products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, as compared to those experienced during 2006, inherent in the foreign exchange hedging portfolio at December 31, 2006.

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

As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $1,195.6 million at December 31, 2006. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Corporation considers current market conditions, including interest rates, in making these assumptions. The Corporation develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Corporation’s discount rate for United States defined benefit pension plans was 6.00% and 5.75% at December 31, 2006 and 2005, respectively. As discussed further in Note 13 of Notes to Consolidated Financial Statements, the Corporation develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Corporation’s expected long-term rate of return assumption for United States defined benefit plans for 2006 and 2007 is 8.75%.

The Corporation believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Corporation’s financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the market-related value of assets. The Corporation’s aggregate fair value of plan assets exceeded the market-related value of assets by approximately $71.6 million as of the 2006 measurement date. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Also, gains and losses resulting from changes in assumptions and from differences between assumptions and actual experience (except those differences being amortized to the market-related value of assets) are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Corporation expects that its pension and other postretirement benefit costs in 2007 will approximate the costs recognized in 2006.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No 158 requires two major changes to accounting for defined benefit and other postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Corporation adopted as of December 31, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The impact of the Corporation’s adoption of SFAS No. 158 is more fully described in Note 13 of Notes to Consolidated Financial Statements.

The second requirement of SFAS No. 158, which is effective for the Corporation as of December 31, 2008, requires that the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as currently permitted. The Corporation currently uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans.

As more fully described in Item 3 of this report, the Corporation is subject to various legal proceedings and claims, including those with respect to environmental matters, the outcomes of which are subject to significant uncertainty. The Corporation evaluates, among other factors, the degree of probability of an unfavorable outcome, the ability to make a reasonable estimate of the amount of loss, and in certain instances, the ability of other parties to share costs. Also, in accordance with accounting principles generally accepted in the United States, when a range of probable loss exists, the Corporation accrues at the low end of the range when no other more likely amount exists. Unanticipated events or changes in these factors may require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not probable.

Further, as indicated in Note 21 of Notes to Consolidated Financial Statements, insurance recoveries for environmental and certain general liability claims have not been recognized until realized. Any insurance recoveries, if realized in future periods, could have a favorable impact on the Corporation’s financial condition or results of operations in the periods realized.

The Corporation is also subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact the Corporation’s financial statements. A discussion of a significant tax matter that is the subject of current litigation between the Corporation and the U.S. Internal Revenue Service is included under the caption “Financial Condition”.

Impact of New Accounting Standards

As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation has not yet fully adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R). Also, as more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation has not yet adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and SFAS No. 157, Fair Value Measurements.

Financial Condition

Operating activities provided cash of $622.7 million for the year ended December 31, 2006, as compared to $614.1 million for the year ended December 31, 2005. Cash flow from operating activities for the year ended December 31, 2005, included cash flow from discontinued operations of $4.7 million. The increase in cash provided by operating activities in 2006, as compared to

2005, was primarily due to lower cash used for working capital, in particular trade receivables and inventories (associated with the lower level of sales and lower production levels), which was partially offset by a higher usage of cash associated with other current liabilities, including higher income tax payments due, in part, to tax payments associated with repatriating foreign earnings under the American Jobs Creation Act of 2004 (AJCA). That improvement in cash used for working capital was partially offset by lower net earnings in 2006 as compared to 2005, including the effect of a $55 million pre-tax settlement with an insurer in 2005.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2006, increased moderately over the level as of December 31, 2005. Average inventory turns as of December 31, 2006, approximated inventory turns as of December 31, 2005.

Investing activities used cash of $241.0 million for the year ended December 31, 2006, as compared to $34.6 million for the year ended December 31, 2005. This increase in cash used was primarily the result of acquisition activity in 2006, as compared to divestiture activity in 2005. Cash used by investing activities in 2006 included the purchase of Vector for $158.5 million, net of cash acquired, which was partially offset by $16.1 million of cash received associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools Group. In 2005, cash proceeds from divestiture and acquisition activity totaled $61.2 million, including $33.6 million associated with the sale of Flex, $17.2 million associated with the sale of discontinued operations, and $10.4 million associated with a preliminary adjustment to the purchase price of the Porter-Cable and Delta Tools Group. Capital expenditures decreased $6.5 million during 2006 as compared to the 2005 period. The Corporation anticipates that its capital spending in 2007 will approximate $120 million.

Financing activities used cash of $1,124.9 million for the year ended December 31, 2006, as compared to $115.3 million for the year ended December 31, 2005. Cash used by financing activities in 2006 included the purchase by the Corporation of 11,753,700 shares of its common stock at an aggregate cost of $896.0 million, a net decrease in short-term borrowings of $309.3 million, the repayment of the 7.0% notes due February 1, 2006 of $154.6 million, and dividend payments of $109.1 million. In 2006, the Corporation increased its dividend payment – on a per share basis from $1.12 during 2005 to $1.52 during 2006. Sources of cash from financing activities in 2006 included the issuance of $300.0 million of 5.75% Senior Notes due in 2016, and $48.2 million of proceeds received upon the issuance of common stock, including certain related income tax benefits, under stock-based compensation plans.

Cash used by financing activities in 2005 included the purchase by the Corporation of 6,276,700 shares of its common stock at an aggregate cost of $525.7 million, repayment of $136.0 million of preferred stock of a subsidiary, and dividend payments of $88.6 million. Sources of cash from financing activities in 2005 included a net increase in short term-term borrowings of $565.6 million associated with the repatriation of foreign earnings under the AJCA and $69.9 million of proceeds received upon the issuance of common stock, including certain related income tax benefits, under stock-based compensation plans.

The Corporation carried out its share repurchase program based upon the belief that its shares were undervalued and to manage share growth resulting from option exercises. Subsequent to December 31, 2006, the Corporation repurchased 1,139,300 shares of its common stock at an aggregate cost of $90.7 million. In February 2007, the Board of Directors authorized the Corporation to repurchase an additional 3,000,000 shares of its common stock. After those share repurchases and that authorization, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 5,175,795 shares of its common stock. In addition, in February 2007, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.42 per share of the Corporation's outstanding common stock payable during the first quarter of 2007. The $.42 dividend represents an 11% increase over the $.38 quarterly dividend paid by the Corporation in 2006. Future dividends will depend on the Corporation's earnings, financial condition, and other factors.

During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal

District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit Court). In February 2006, the Fourth Circuit Court issued its decision, deciding two of three issues in the Corporation’s favor and remanding the third issue for trial in the Court. The Corporation intends to vigorously dispute the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and the imposition of related interest, it would result in a cash outflow by the Corporation of approximately $170 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.

The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation’s capital expenditures or financial position.

The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to service debt. For amounts available at December 31, 2006, under the Corporation’s revolving credit facilities and under short-term borrowing facilities, see Note 8 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its existing and future unsecured revolving credit facilities or under short-term borrowing facilities. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

The following table provides a summary of the Corporation’s contractual obligations by due date (in millions of dollars). The Corporation’s short-term borrowings, long-term debt, and lease commitments are more fully described in Notes 8, 9, and 19, respectively, of Notes to Consolidated Financial Statements.

	PAYMENTS DUE BY PERIOD
	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	AFTER 5 YEARS	TOTAL

Short-term borrowings (a) (b) (c)	$259.6	$–	$–	$–	$259.6
Long-term debt (c)	230.6	141.5	526.9	1,058.8	1,957.8
Operating leases	68.1	87.4	31.5	9.9	196.9
Purchase obligations (d)	470.2	64.2	.9	.4	535.7

Total contractual cash obligations (e)	$1,028.5	$293.1	$559.3	$1,069.1	$2,950.0

(a)

As more fully described in Note 8 of Notes to Consolidated Financial Statements, the Corporation has a $1.0 billion commercial paper program as well as a supporting $1.0 billion credit facility that matures in October 2009. There was $251.4 million outstanding under the commercial paper program at December 31, 2006. The Corporation’s average borrowing outstanding under these facilities during 2006 was $509.6 million.

(b)

As described in Note 8 of Notes to Consolidated Financial Statements, certain subsidiaries of the Corporation outside of the United States have uncommitted lines of credit of $504.6 million at December 31, 2006. These uncommitted lines of credit do not have termination dates and are reviewed periodically.

(c)	Payments due by period include contractually required interst payments.

(d)

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

(e)

The Corporation anticipates that funding of its pension and postretirement benefit plans in 2007 will approximate $35 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Corporation has not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption “Hedging Activities” and in Item 8 of this report in Notes 1 and 10 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings – years ended December 31, 2006, 2005, and 2004.

Consolidated	Balance Sheet – December 31, 2006 and 2005.

Consolidated	Statement of Stockholders’ Equity – years ended December 31, 2006, 2005, and 2004.

Consolidated	Statement of Cash Flows – years ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,	2006		2005		2004

SALES	$6,447.	3	$6,523.	7	$5,398.	4
Cost of goods sold	4,205.	8	4,206.	6	3,432.	9
Selling, general, and administrative expenses	1,501.	1	1,522.	2	1,352.	3

OPERATING INCOME	740.	4	794.	9	613.	2
Interest expense (net of interest income of
$29.6 for 2006, $36.5 for 2005, and $35.8 for 2004)	73.	8	45.	4	22.	1
Other expense (income)	2.	2	(51.	6)	2.	8

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	664.	4	801.	1	588.	3
Income taxes	178.	3	268.	9	157.	6

NET EARNINGS FROM CONTINUING OPERATIONS	486.	1	532.	2	430.	7

DISCONTINUED OPERATIONS (NET OF INCOME TAXES):
Earnings of discontinued operations (net of income taxes
of $.5 for 2005 and $1.0 for 2004)	–		–		2.	2
(Loss) gain on sale of discontinued operations
(net of impairment charge of $24.4 in 2004)	–		(.	1)	12.	7

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS	–		(.	1)	14.	9

NET EARNINGS	$486.	1	$532.	1	$445.	6

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$6.7	4	$6.7	2	$5.4	0
Discontinued operations	–		–		.1	9

NET EARNINGS PER COMMON SHARE– BASIC	$6.7	4	$6.7	2	$5.5	9

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$6.5	5	$6.5	4	$5.3	1
Discontinued operations	–		–		.1	8

NET EARNINGS PER COMMON SHARE–
ASSUMING DILUTION	$6.5	5	$6.5	4	$5.4	9

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DECEMBER 31,	2006	2005

ASSETS
Cash and cash equivalents	$233.3	$967.6
Trade receivables, less allowances of $44.5 for 2006 and $45.1 for 2005	1,149.6	1,130.6
Inventories	1,063.5	1,049.1
Other current assets	257.0	200.1

TOTAL CURRENT ASSETS	2,703.4	3,347.4

PROPERTY, PLANT, AND EQUIPMENT	622.2	668.8
GOODWILL	1,195.6	1,115.7
OTHER ASSETS	726.5	710.5

	$5,247.7	$5,842.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$258.9	$566.9
Current maturities of long-term debt	150.2	155.3
Trade accounts payable	458.5	466.8
Other current liabilities	912.0	1,061.2

TOTAL CURRENT LIABILITIES	1,779.6	2,250.2

LONG-TERM DEBT	1,170.3	1,030.3
DEFERRED INCOME TAXES	197.6	188.5
POSTRETIREMENT BENEFITS	482.4	402.0
OTHER LONG-TERM LIABILITIES	454.2	408.2
STOCKHOLDERS' EQUITY
Common stock (outstanding: December 31, 2006– 66,734,843 shares;
December 31, 2005– 77,357,370 shares)	33.4	38.7
Capital in excess of par value	–	398.8
Retained earnings	1,473.0	1,511.4
Accumulated other comprehensive income (loss)	(342.8)	(385.7)

TOTAL STOCKHOLDERS' EQUITY	1,163.6	1,563.2

	$5,247.7	$5,842.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

	OUTSTANDING COMMON SHARES	PAR VALUE	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT DECEMBER 31, 2003	77,933,464	$39.0	$615.2	$689.8	$(452.2)	$891.8
Comprehensive income (loss):
Net earnings	–	–	–	445.6	–	445.6
Net gain on derivative instruments
(net of tax)	–	–	–	–	4.9	4.9
Minimum pension liability
adjustment (net of tax)	–	–	–	–	49.4	49.4
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	95.8	95.8
Write-off of accumulated foreign
currency translation
adjustments due to
sale of businesses	–	–	–	–	(28.7)	(28.7)

Comprehensive income	–	–	–	445.6	121.4	567.0

Cash dividends on common stock
($.84 per share)	–	–	–	(67.5)	–	(67.5)
Common stock issued under
stock-based plans (net of forfeitures)	4,227,797	2.0	214.6	–	–	216.6
Purchase and retirement
of common stock	(66,100)	–	(3.6)	–	–	(3.6)

BALANCE AT DECEMBER 31, 2004	82,095,161	41.0	826.2	1,067.9	(330.8)	1,604.3
Comprehensive income (loss):
Net earnings	–	–	–	532.1	–	532.1
Net gain on derivative instruments
(net of tax)	–	–	–	–	34.8	34.8
Minimum pension liability
adjustment (net of tax)	–	–	–	–	15.9	15.9
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	(89.1)	(89.1)
Write-off of accumulated foreign
currency translation
adjustments due to
sale of businesses	–	–	–	–	(16.5)	(16.5)

Comprehensive income	–	–	–	532.1	(54.9)	477.2

Cash dividends on common stock
($1.12 per share)	–	–	–	(88.6)	–	(88.6)
Common stock issued under
stock-based plans (net of forfeitures)	1,538,909	.8	95.2	–	–	96.0
Purchase and retirement
of common stock	(6,276,700)	(3.1)	(522.6)	–	–	(525.7)

BALANCE AT DECEMBER 31, 2005	77,357,370	38.7	398.8	1,511.4	(385.7)	1,563.2
Comprehensive income (loss):
Net earnings	–	–	–	486.1	–	486.1
Net gain on derivative instruments
(net of tax)	–	–	–	–	(8.8)	(8.8)
Minimum pension liability
adjustment (net of tax)	–	–	–	–	80.5	80.5
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	70.3	70.3

Comprehensive income	–	–	–	486.1	142.0	628.1

Adoption of FASB Statement No. 158
(net of tax)	–	–	–	–	(99.1)	(99.1)
Cash dividends on common stock
($1.52 per share)	–	–	–	(109.1)	–	(109.1)
Common stock issued under
stock-based plans (net of forfeitures)	1,131,173	.6	75.9	–	–	76.5
Purchase and retirement
of common stock	(11,753,700)	(5.9)	(474.7)	(415.4)	–	(896.0)

BALANCE AT DECEMBER 31, 2006	66,734,843	$33.4	$–	$1,473.0	$(342.8)	$1,163.6

See Notes to Consolidated Financial Statements.

34 & 35

CONSOLIDATED STATEMENT OF CASH FLOWS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

YEAR ENDED DECEMBER 31,	2006	2005	2004

OPERATING ACTIVITIES
Net earnings	$486.1	$532.1	$445.6
Adjustments to reconcile net earnings to cash flow
from operating activities of continuing operations:
Earnings of discontinued operations	–	–	(2.2)
Loss (gain) on sale of discontinued operations (net of impairment charge)	–	.1	(12.7)
Non-cash charges and credits:
Depreciation and amortization	154.9	150.6	142.5
Stock-based compensation	29.2	30.1	34.4
Other	.9	(6.4)	(3.4)
Changes in selected working capital items
(net of effects of businesses acquired or divested):
Trade receivables	36.1	(128.5)	1.3
Inventories	57.5	(105.5)	(66.7)
Trade accounts payable	(25.1)	12.3	(39.9)
Other current liabilities	(180.8)	61.7	55.8
Restructuring spending	(1.7)	(13.6)	(25.0)
Other assets and liabilities	65.6	76.5	71.8

CASH FLOW FROM OPERATING ACTIVITIES
OF CONTINUING OPERATIONS	622.7	609.4	601.5

CASH FLOW FROM OPERATING ACTIVITIES
OF DISCONTINUED OPERATIONS	–	4.7	3.1

CASH FLOW FROM OPERATING ACTIVITIES	622.7	614.1	604.6

INVESTING ACTIVITIES
Capital expenditures	(104.6)	(111.1)	(117.8)
Proceeds from disposal of assets	14.7	12.7	26.0
Purchase of business, net of cash acquired	(158.5)	–	(804.6)
Reduction in purchase price of previously acquired business	16.1	10.4	–
Proceeds from sale of business, net of cash transferred	–	33.6	–
Proceeds from sale of discontinued operations, net of cash transferred	–	17.2	77.5
Investing activities of discontinued operations	–	(.4)	(1.2)
Cash inflow from hedging activities	1.4	15.9	7.2
Cash outflow from hedging activities	(14.8)	(13.4)	(7.9)
Other investing activities, net	4.7	.5	1.2

CASH FLOW FROM INVESTING ACTIVITIES	(241.0)	(34.6)	(819.6)

FINANCING ACTIVITIES
Net(decrease) increase in short-term borrowings	(309.3)	565.6	(3.4)
Repayment of preferred stock of subsidiary	–	(136.0)	–
Proceeds from long-term debt (net of debt issue cost of $2.4 for 2006 and 2004)	296.4	–	295.4
Payments on long-term debt	(155.1)	(.5)	(.6)
Purchase of common stock	(896.0)	(525.7)	(3.6)
Issuance of common stock	48.2	69.9	186.1
Cash dividends	(109.1)	(88.6)	(67.5)

CASH FLOW FROM FINANCING ACTIVITIES	(1,124.9)	(115.3)	406.4
Effect of exchange rate changes on cash	8.9	(11.0)	14.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(734.3)	453.2	206.2
Cash and cash equivalents at beginning of year	967.6	514.4	308.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$233.3	$967.6	$514.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2006.

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

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2006, approximately 30% of the Corporation’s trade receivables were due from two large home improvement retailers.

The Corporation continuously evaluates the creditworthiness of its customers and generally does not require collateral.

Inventories: Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

Property and Depreciation: Property, plant, and equipment is stated at cost. Depreciation is computed generally on the straight-line method. Estimated useful lives range from 10 years to 50 years for buildings and 3 years to 15 years for machinery and equipment. The Corporation capitalizes improvements that extend the useful life of an asset. Repair and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Corporation accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to an impairment test on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Other intangible assets are amortized over their estimated useful lives.

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

The Corporation performed its annual impairment test in the fourth quarters of 2006, 2005, and 2004. No impairment was present upon performing these impairment tests. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $139.4 million in 2006, $133.8 million in 2005, and $118.6 million in 2004.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $338.8 million in 2006, $339.2 million in 2005, and $278.1 million in 2004. Freight charged to customers is recorded as revenue.

Advertising and Promotion: Advertising and promotion expense, which is expensed as incurred, was $182.4 million in 2006, $193.6 million in 2005, and $174.9 million in 2004.

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

Postretirement Benefits: Pension plans, which cover substantially all of the Corporation’s employees in North America (if hired before 2007), Europe, and the United Kingdom (if hired before 2005), consist primarily of non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.

Certain employees are covered by defined contribution plans. The Corporation’s contributions to these plans are based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis.

In addition to pension benefits, certain postretirement medical, dental, and life insurance benefits are provided to most United States retirees who retired before 1994. Most current United States employees are eligible for postretirement medical and dental benefits from their date of retirement to age 65. Retirees in other countries generally are covered by government-sponsored programs.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires two major changes to accounting for defined benefit and other postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Corpora-

tion adopted as of December 31, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The impact of the adoption of SFAS No. 158 is more fully described in Note 13.

The second requirement of SFAS No. 158, which is effective for the Corporation as of December 31, 2008, requires that the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as currently permitted. The Corporation currently uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans.

Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under Accounting Principles Board Opinion No. 25 (APB No. 25) and requires companies to recognize the cost of employee services in exchange for awards of equity instruments based on grant-date fair value of those awards (the “fair-value-based” method). Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Corporation determines the fair value of its stock options using the Black-Scholes option valuation model, which incorporates assumptions such as expected option life, interest rate, volatility, and dividend yield. The Corporation determines the fair value of its restricted stock based on the fair value of its common stock at the date of grant.

SFAS No. 123R permitted public companies to adopt its requirement using one of two methods. The Corporation adopted SFAS No. 123R, effective January 1, 2006, under the modified retrospective method. The modified retrospective method permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. All prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted on or after January 1, 1995.

The impact of adopting SFAS No. 123R, as compared to if the Corporation had continued to account for share-based compensation under APB No. 25, decreased the captions noted below for the years ended December 31, 2006, 2005, and 2004, as follows:

(Dollars in Millions, Except Per Share Data)	2006		2005		2004

Earnings from continuing operations before income taxes	$(16.	3)	$(18.	2)	$(16.	0)
Net earnings from continuing operations	(10.	6)	(11.	8)	(10.	4)
Net earnings	(10.	6)	(11.	8)	(10.	4)

Basic earnings per share	$(.1	5)	$(.1	5)	$(.1	3)

Diluted earnings per share	$(.1	4)	$(.1	5)	$(.1	0)

Prior to the adoption of SFAS No. 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of options or vesting of other stock-based arrangements as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements to be classified as financing cash flows. The Corporation has recognized $9.7 million, $13.9 million, and $14.5 million as a financing cash flow, within the caption “Issuance of common stock”, for the years ended December 31, 2006, 2005, and 2004, respectively, that would have been recognized as an operating cash flow prior to the adoption of SFAS No. 123R.

The following balances as of December 31, 2003, have been restated to recognize stock-based compensation expense for fiscal years 1995 to 2003, in million of dollars:

	Capital in Excess of Par Value	Retained Earnings

As previously reported	$486.7	$773.0
Adjustment for change in accounting	128.5	(83.2)

As adjusted	$615.2	$689.8

Prior to the adoption of SFAS No. 123R net deferred tax assets as of December 31, 2005, were $116.2 million; an adjustment of $25.8 million was recognized for the change in accounting which resulted in net deferred tax assets of $142.0 million as of that date.

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

New Accounting Pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Corporation believes that the adoption of FIN 48 will require the reclassification of certain deferred tax liabilities or assets to a liability for tax uncertainties. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Corporation has recognized interest and penalties, if any, related to tax uncertainties as income tax expense and will continue this treatment upon adoption of FIN 48. The Corporation will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Corporation will be required to adopt SFAS No. 157 as of January 1, 2008. The Corporation is currently evaluating the impact of SFAS No. 157 and has not yet determined the effect on its earnings or financial position.

NOTE 2: ACQUISITIONS

Effective March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector). The cash purchase price for the transaction was $158.5 million, net of cash acquired of $.1 million and including transaction costs of $.9 million. The addition of Vector to the Corporation’s Power Tools and Accessories segment allows the Corporation to offer customers a broader range of products.

The transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly, the financial position and results of operations have been included in the Corporation’s Balance Sheet and Statement of Earnings since the date of acquisition.

The Corporation has not yet obtained all information, including, but not limited to, finalization of independent appraisals, required to complete the purchase price allocation related to the acquisition of Vector. The final allocation will be completed in 2007. The initial purchase price allocation of the acquired business, based on preliminary appraisal data and management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$18.8
Inventories	42.5
Property and equipment	2.6
Goodwill	84.2
Intangible assets	24.5
Other current and long-term assets	9.1

Total assets acquired	181.7

Accounts payable and accrued liabilities	16.6
Other liabilities	6.6

Total liabilities	23.2

Fair value of net assets acquired	$158.5

The Corporation does not believe that the goodwill and intangible assets recognized will be deductible for income tax purposes.

Prior to the date of the acquisition of Vector and during 2006, the Corporation identified opportunities to integrate the business into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired business in the amount of $1.3 million. These actions principally reflect severance costs associated with administrative and distribution functions of the acquired business as well as the cost of lease and other contractual obligations for which no future benefit will be realized. During 2006, the Corporation utilized $.3 million of this reserve.

Effective after the close of business on October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. The Porter-Cable and Delta Tools Group included the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw, and FLEX businesses. The addition of the Porter-Cable and Delta Tools Group to the Corporation’s Power Tools and Accessories segment allowed the Corporation to offer customers a broader range of products. The cash purchase price for the transaction was $767.7 million, net of cash acquired of $8.3 million and including transaction costs of $5.7 million. That $767.7 million purchase price is net of purchase price reduction of $10.4 million and $16.1 million, received in 2005 and 2006, respectively.

This transaction has been accounted for in accordance with SFAS No.141, Business Combinations, and accordingly, the financial position and results of operations have been included in the Corporation’s operations since the date of acquisition.

The purchase price allocation of the acquired businesses, based upon independent appraisals and management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$202.5
Inventories	172.3
Property and equipment	124.6
Goodwill	335.7
Intangible assets	189.4
Other current and long-term assets	44.2

Total assets acquired	1,068.7

Accounts payable and accrued liabilities	225.9
Other liabilities	75.1

Total liabilities	301.0

Fair value of net assets acquired	$767.7

Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during 2004, the Corporation identified opportunities to restructure the acquired businesses as well as to integrate these businesses into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired businesses. These actions principally reflect severance costs associated with administrative and manufacturing actions related to the acquired businesses, including the closure of three manufacturing facilities, as well as the cost of lease and other contractual obligations for which no future benefit would be realized.

A summary of integration activity relating to the Porter-Cable and Delta Tools Group during 2005 and 2006, in millions of dollars, is set forth below:

	SEVERANCE BENEFITS	OTHER CHARGES	TOTAL

Integration reserve at December 31, 2004	$8.7	$6.2	$14.9
Adjustments to previously provided reserves	(.7)	(.3)	(1.0)
Utilization of reserves:
Cash	(5.8)	(3.4)	(9.2)

Integration reserve at December 31, 2005	2.2	2.5	4.7
Utilization of reserves:
Cash	(1.6)	(2.5)	(4.1)

Integration reserve at December 31, 2006	$.6	$–	$.6

The Corporation substantially completed these restructuring actions during 2006.

In November 2005, the Corporation completed the sale of the FLEX business of the acquired Porter-Cable and Delta Tools Group. The effect of the sale was not material to the Corporation.

NOTE 3: DISCONTINUED OPERATIONS

The Corporation’s former European security hardware business is classified as discontinued operations. The European security hardware business consisted of the NEMEF, Corbin, and DOM businesses. In November 2005, the Corporation completed the sale of the DOM security hardware business and received cash proceeds, net of cash transferred, of $17.2 million. In January 2004, the Corporation completed the sale of the NEMEF and Corbin businesses and received cash proceeds, net of cash transferred, of $77.5 million.

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

Sales and earnings before income taxes of the discontinued operations for each year, in millions of dollars, were as follows:

	2006	2005	2004

Sales	$–	$60.1	$66.2
Earnings before income taxes	–	.5	3.1

The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

NOTE 4: INVENTORIES

The classification of inventories at the end of each year, in millions of dollars, was as follows:

	2006	2005

FIFO cost
Raw materials and work-in-process	$284.4	$257.5
Finished products	769.6	774.0

	1,054.0	1,031.5
Adjustment to arrive at
LIFO inventory value	9.5	17.6

	$1,063.5	$1,049.1

The cost of United States inventories stated under the LIFO method was approximately 54% and 58% of the value of total inventories at December 31, 2006 and 2005, respectively.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

	2006	2005

Property, plant, and equipment at cost:
Land and improvements	$41.6	$44.1
Buildings	311.9	309.7
Machinery and equipment	1,382.8	1,348.1

	1,736.3	1,701.9
Less accumulated depreciation	1,114.1	1,033.1

	$622.2	$668.8

Depreciation expense was $146.2 million, $146.0 million and $140.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 6: GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable business segment, in millions of dollars, were as follows:

	POWER TOOLS & ACCESSORIES	HARDWARE & HOME IMPROVEMENT	FASTENING & ASSEMBLY SYSTEMS	TOTAL

Goodwill at January 1, 2005	$417.1	$463.9	$303.0	$1,184.0
Activity associated with prior year acquisition	(31.6)	(.3)	–	(31.9)
Sale of business	(15.2)	–	–	(15.2)
Currency translation adjustment	(1.3)	–	(19.9)	(21.2)

Balance at December 31, 2005	369.0	463.6	283.1	1,115.7
Acquisition	84.2	–	–	84.2
Activity associated with prior year acquisition	(17.0)	–	–	(17.0)
Currency translation adjustment	.9	.2	11.6	12.7

Balance at December 31, 2006	$437.1	$463.8	$294.7	$1,195.6

The carrying amount of acquired intangible assets included in other assets at the end of each year, in million of dollars, was as follows:

	2006	2005

Customer relationships
(net of accumulated amortization
of $5.1 in 2006 and $1.4 in 2005)	$54.2	$36.0
Technology and patents
(net of accumulated amortization
of $4.9 in 2006 and $2.8 in 2005)	17.1	16.6
Trademarks and trade names
(net of accumulated amortization
of $1.9 in 2006 and $.4 in 2005)	207.0	208.5

Total intangibles, net	$278.3	$261.1

Trademarks and trade names include indefinite-lived assets of $193.9 million at December 31, 2006 and 2005, respectively.

Expense associated with the amortization of intangible assets in 2006, 2005, and 2004 was $7.3 million, $3.5 million, and $1.0 million, respectively. At December 31, 2006, the weighted-average amortization periods were 15 years for customer relationships, 10 years for technology and patents, and 10 years for trademarks and trade names. The estimated future amortization expense for identifiable intangible assets during each of the next five years is $7.7 million.

NOTE 7: OTHER CURRENT LIABILITIES

Other current liabilities at the end of each year, in millions of dollars, included the following:

	2006	2005

Trade discounts and allowances	$218.9	$242.8
Employee benefits	153.9	157.1
Salaries and wages	80.6	107.8
Advertising and promotion	47.7	75.1
Warranty	60.2	57.3
Income taxes, including deferred taxes	35.2	101.0
All other	315.5	320.1

	$912.0	$1,061.2

All other at December 31, 2006 and 2005, consisted primarily of accruals for foreign currency derivatives, environmental exposures, interest, insurance, and taxes other than income taxes.

The following provides information with respect to the Corporation’s warranty accrual, in millions of dollars:

	2006	2005

Warranty reserve at January 1	$57.3	$55.2
Accruals for warranties issued during
the period and changes in estimates
related to pre-existing warranties	116.4	116.4
Settlements made	(118.1)	(111.2)
Additions due to acquisition	3.0	–
Reduction due to sale of business	–	(1.5)
Currency translation adjustments	1.6	(1.6)

Warranty reserve at December 31	$60.2	$57.3

In December 2000, a subsidiary of the Corporation issued preferred shares to private investors, redeemable in December 2005. Holders of the subsidiary’s preferred shares were entitled to annual cash dividends of $10.7 million. The $10.7 million dividends on those preferred shares were classified as interest expense in 2004 and 2005. The preferred shares were redeemed in December 2005 via a $136.0 million payment to the private investors and the relinquishment of a liquid asset in the amount of $50.0 million that was previously included in other current assets.

NOTE 8: SHORT-TERM BORROWINGS

Short-term borrowings in the amounts of $258.9 million and $566.9 million at December 31, 2006 and 2005, respectively, consisted primarily of borrowings under the terms of the Corporation’s commercial paper program, uncommitted lines of credit, or other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2006 and 2005, was 5.43% and 4.56%, respectively.

In November 2002, the Corporation entered into a $500 million agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue. In September 2004, the Corporation increased the maximum amount authorized for issuance under its commercial paper program from $500 million to $1.0 billion. There was $251.4 million and $467.2 million outstanding under this agreement at December 31, 2006 and 2005, respectively.

In April 2001, the Corporation entered into a $1.0 billion unsecured revolving credit facility that would have expired in April 2006. In October 2004, the Corporation replaced its $1.0 billion unsecured revolving credit facility (the Former Credit Facility) that would have expired in April 2006 with a $1.0 billion unsecured revolving credit facility (the Credit Facility) that expires in October 2009. The amount available for borrowing under the Credit Facility at December 31, 2006 and 2005, was $748.6 million and $532.8 million, respectively.

The average borrowings outstanding under the Corporation’s Credit Facility and commercial paper program during 2006 and 2005 were $509.6 million and $213.8 million, respectively.

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

The Credit Facility includes various customary covenants. Some of the covenants limit the ability of the Corporation and its subsidiaries to pledge assets or incur liens on assets. Other financial covenants require the Corporation to maintain a specified leverage ratio and interest coverage ratio. As of December 31, 2006, the Corporation was in compliance with all terms and conditions of the Credit Facility.

Under the Former Credit Facility, the Corporation had the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Former Credit Facility provided that the interest rate margin over LIBOR, initially set at .475%, would increase or decrease based upon changes in the ratings of the Corporation’s long-term senior unsecured debt. The Former Credit Facility provided for an interest rate margin over LIBOR of .475% during 2004. In addition to the interest payable on the principal amount of indebtedness outstanding from time to time under the Former Credit Facility, the Corporation was required to pay an annual facility fee to each bank, equal to .150% and .125%, respectively, of the amount of each bank’s commitment, whether used or unused. The Corporation was also required to pay a utilization fee under the Former Credit Facility equal to .125%, applied to the outstanding balance when borrowings exceeded 50% of the facility. The Former Credit Facility provided that both the facility fee and the utilization fee would increase or decrease based upon changes in the ratings of the Corporation’s senior unsecured debt.

Under the terms of uncommitted lines of credit at December 31, 2006, certain subsidiaries outside of the United States may borrow up to an additional $504.6 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

NOTE 9: LONG-TERM DEBT

The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

	2006	2005

7.0% notes due 2006	$–	$154.6
6.55% notes due 2007	150.0	150.0
7.125% notes due 2011
(including discount of $1.4 in 2006 and $1.7 in 2005)	398.6	398.3
4.75% notes due 2014
(including discount of $1.7 in 2006 and $2.0 in 2005)	298.3	298.0
5.75% notes due 2016
(including discount of $1.2 in 2006)	298.8	–
7.05% notes due 2028	150.0	150.0
Other loans due through 2009	.6	1.0
Fair value hedging adjustment	24.2	33.7
Less current maturities of long-term debt	(150.2)	(155.3)

	$1,170.3	$1,030.3

As more fully described in Note 1, at December 31, 2006 and 2005, the carrying amount of long-term debt and current maturities thereof includes $24.2 million and $33.7 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swaps agreements.

Indebtedness of subsidiaries in the aggregate principal amounts of $341.5 million and $867.8 million were included in the Consolidated Balance Sheet at December 31, 2006 and 2005, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

Principal payments on long-term debt obligations due over the next five years are as follows: $150.2 million in 2007, $.2 million in 2008, $.1 million in 2009, $ — in 2010, and $400.0 million in 2011. Interest payments on all indebtedness were $98.0 million in 2006, $94.3 million in 2005, and $77.2 million in 2004.

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

The Corporation’s portfolio of interest rate swap instruments at December 31, 2006 and 2005, consisted of $400.0 million notional and $525.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.11% and 5.33%, respectively. The basis of the variable rate paid is LIBOR.

Credit exposure on the Corporation’s interest rate derivatives at December 31, 2006 and 2005, was $4.7 million and $9.2 million, respectively. Deferred gains on the early termination of interest rate swaps were $25.3 million and $29.7 million at December 31, 2006 and 2005.

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

The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2006 and 2005, in millions of dollars, including details by major currency as of December 31, 2006. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amounts represent the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2006	BUY	SELL

United States dollar	$2,639.6	$(1,854.2)
Pound sterling	1,338.1	(1,685.9)
Euro	917.2	(1,081.1)
Canadian dollar	—	(154.6)
Australian dollar	41.7	(53.8)
Czech koruna	58.6	—
Japanese yen	8.8	(33.7)
Swedish krona	78.5	(122.2)
Swiss franc	—	(15.2)
Norwegian krone	—	(30.8)
Danish krone	2.6	(31.7)
Other	11.3	(18.4)

Total	$5,096.4	$(5,081.6)

AS OF DECEMBER 31, 2005

Total	$2,950.5	$(2,954.6)

No options to buy or sell currencies were outstanding at December 31, 2006.

Credit exposure on foreign currency derivatives as of December 31, 2006 and 2005, was $32.7 million and $18.2 million, respectively.

Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation’s cash flow hedges that were recorded to earnings during 2006, 2005, and 2004 were not significant.

Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2006, that are expected to be reclassified into earnings during 2007 represent an after-tax loss of $1.2 million. The amount expected to be reclassified into earnings in the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amount that is ultimately reclassified into earnings may differ materially.

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

The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation’s financial instruments, except for those noted above for which carrying amounts approximate fair values:

ASSETS (LIABILITIES) AS OF DECEMBER 31, 2006	CARRYING AMOUNT	FAIR VALUE

Non-derivatives:
Long-term debt	$(1,170.3)	$(1,149.0)

Derivatives relating to:
Debt
Assets	4.7	4.7
Liabilities	(6.0)	(6.0)
Foreign Currency
Assets	32.7	32.7
Liabilities	(29.6)	(29.6)

ASSETS (LIABILITIES) AS OF DECEMBER 31, 2005	CARRYING AMOUNT	FAIR VALUE

Non-derivatives:
Long-term debt	$(1,030.3)	$(1,039.0)

Derivatives relating to:
Debt
Assets	9.2	9.2
Liabilities	(3.4)	(3.4)
Foreign Currency
Assets	18.2	18.2
Liabilities	(23.9)	(23.9)

NOTE 12: INCOME TAXES

Earnings from continuing operations before income taxes for each year, in millions of dollars, were as follows:

	2006	2005	2004

United States	$295.7	$400.0	$294.5
Other countries	368.7	401.1	293.8

	$664.4	$801.1	$588.3

Significant components of income taxes (benefits) from continuing operations for each year, in millions of dollars, were as follows:

	2006	2005	2004

Current:
United States	$135.4	$219.6	$90.2
Other countries	61.1	39.7	48.3

	196.5	259.3	138.5

Deferred:
United States	(11.9)	5.8	19.9
Other countries	(6.3)	3.8	(.8)

	(18.2)	9.6	19.1

	$178.3	$268.9	$157.6

Income tax expense recorded directly as an adjustment to equity as a result of hedging activities was not significant in 2006, 2005, and 2004. Income tax benefits recorded directly as an adjustment to equity as a result of employee stock options were $9.7 million, $13.9 million, and $12.1 million in 2006, 2005, and 2004, respectively.

Income tax payments were $221.7 million in 2006, $165.8 million in 2005, and $89.5 million in 2004.

Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

	2006	2005

Deferred tax liabilities:
Employee and postretirement benefits	$(157.8)	$(157.8)
Other	(42.1)	(36.7)

Gross deferred tax liabilities	(199.9)	(194.5)

Deferred tax assets:
Tax loss carryforwards	129.0	116.3
Tax credit and capital loss
carryforwards	50.8	50.8
Postretirement benefits	144.8	122.4
Stock-based compensation	36.4	36.8
Other	137.0	115.6

Gross deferred tax assets	498.0	441.9

Deferred tax asset valuation allowance	(117.8)	(105.4)

Net deferred tax assets	$180.3	$142.0

Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other current liabilities, and deferred income taxes. Other deferred tax assets principally relate to accrued liabilities that are not currently deductible.

During the year ended, December 31, 2006, the deferred tax asset valuation allowance increased by $12.4 million. The increase was principally the result of tax losses generated by a subsidiary that cannot be utilized in the consolidated United States tax return.

Tax loss carryforwards at December 31, 2006, consisted of net operating losses expiring from 2007 to 2026.

The American Jobs Creation Act of 2004 (AJCA) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to the United States, during a one-year period. The deduction resulted in an approximate 5.25% federal income tax rate on eligible repatriations of foreign earnings. During the fourth quarter of 2005, the Corporation’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the AJCA. During the fourth quarter of 2005, the Corporation repatriated $888.3 million of previously unremitted foreign earnings and recognized $51.2 million of tax expense related to the repatriation.

At December 31, 2006, unremitted earnings of subsidiaries outside of the United States were approximately $1.5 billion, on which no United States taxes had been provided. The Corporation’s intention is to reinvest these earnings permanently or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

A reconciliation of income taxes at the federal statutory rate to the Corporation’s income taxes for each year, both from continuing operations, in millions of dollars, is as follows:

	2006	2005	2004

Income taxes at federal
statutory rate	$232.5	$280.4	$205.9
Taxes associated with repatriation
of foreign earnings	–	51.2	–
Lower effective taxes on
earnings in other countries	(59.0)	(62.3)	(55.1)
Other— net	4.8	(.4)	6.8

Income taxes	$178.3	$268.9	$157.6

NOTE 13: POSTRETIREMENT BENEFITS

As disclosed in Note 1 of Notes to Consolidated Financial Statements, the Corporation adopted SFAS No. 158 effective December 31, 2006. The following table summarizes the impact of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006, in millions of dollars:

	PRIOR TO SFAS NO. 158 ADOPTION	IMPACT OF SFAS NO. 158 ADOPTION - INCREASE (DECREASE)	AFTER SFAS NO. 158 ADOPTION

Prepaid pension costs	$46.1	$(14.8)	$31.3
Other assets	18.3	(18.3)	–
Pension liabilities	389.5	115.9	505.4
Accumulated other comprehensive loss	413.4	149.0	562.4

The following tables set forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars. As disclosed in Note 1, SFAS No. 158, adopted by the Corporation effective December 31, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, with changes in the funded status recorded through other comprehensive income. Accordingly, the amounts presented in the table below for 2006 and 2005 utilize different accounting methodologies. The Corporation uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans. Defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments.

	2006						2005

	PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES		OTHER POST- RETIREMENT BENEFITS ALL PLANS		PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES		OTHER POST- RETIREMENT BENEFITS ALL PLANS

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,045.	7	$757.	1	$103.	8	$994.	8	$733.	1	$144.	6
Service cost	23.	5	14.	7	1.	0	23.	5	13.	7	.	8
Interest cost	58.	4	38.	4	5.	9	57.	9	37.	5	8.	4
Plan participants' contributions		–	1.	6	3.	5		–	1.	6	6.	9
Actuarial losses (gains)	9.	7	(76.	7)	(10.	0)	23.	0	74.	9	(2.	1)
Foreign currency exchange rate changes		–	90.	0	.	4		–	(76.	1)	.	2
Benefits paid	(62.	7)	(31.	1)	(15.	1)	(62.	5)	(29.	8)	(21.	9)
Plan amendments	.	2		–	(.	7)	14.	7	2.	2	(32.	5)
Curtailments		–		–		–	(5.	7)		–	(.	6)

Benefit obligation at end of year	1,074.	8	794.	0	88.	8	1,045.	7	757.	1	103.	8

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	890.	4	468.	4		–	847.	4	441.1			–
Actual return on plan assets	88.	8	51.	6		–	106.	7	85.2			–
Expenses	(7.	1)	(1.	2)		–	(7.	5)	(.	4)		–
Benefits paid	(62.	7)	(29.	9)	(15.	1)	(62.	5)	(29.	4)	(21.	9)
Employer contributions	4.	8	15.	0	11.	6	3.	9	15.	4	15.	0
Contributions by plan participants		–	1.	6	3.	5		–	1.	6	6.	9
Acquisitions		–		–		–	2.	4		–		–
Effects of currency exchange rates		–	60.	5		–		–	(45.	1)		–

Fair value of plan assets at end of year	914.	2	566.	0		–	890.	4	468.	4		–

Funded status	(160.	6)	(228.	0)	(88.	8)	(155.	3)	(288.	7)	(103.	8)
Contributions subsequent to measurement date		–	3.	3		–		–	3.	6		–

(Accrued) benefit cost at December 31, 2006	$(160.	6)	$(224.	7)	$(88.	8)

Unrecognized net actuarial loss							385.	4	276.	1	20.	8
Unrecognized prior service cost							17.	7	11.	9	(35.	2)

(Accrued) prepaid benefit cost at December 31, 2005							$247.	8	$2.	9	$(118.	2)

AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
Noncurrent assets	$31.	3		$–		$–	$44.	3		$–		$–
Current liabilities	(9.	3)	(4.	4)	(9.	3)	(5.	0)	(15.	0)	(15.	0)
Postretirement benefits	(182.	6)	(220.	3)	(79.	5)	(101.	0)	(197.	8)	(103.	2)

Net amount recognized at December 31, 2006	$(160.	6)	$(224.	7)	$(88.	8)

Intangible asset							7.	3	12.	0		–
Accumulated other comprehensive loss							302.	2	203.	7		–

Net amount recognized at December 31, 2005							$247.	8	$2.	9	$(118.	2)

WEIGHTED-AVERAGE ASSUMPTIONS
USED TO DETERMINE BENEFIT
OBLIGATIONS AS OF MEASUREMENT
DATE
Discount rate	6.0	0%	4.9	3%	6.2	5%	5.7	5%	4.8	7%	6.0	0%
Rate of compensation increase	3.9	3%	3.6	5%		–	3.9	2%	3.8	6%		–

The amounts recognized in accumulated other comprehensive loss as of December 31, 2006, are as follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS	TOTAL

Prior service cost (credit)	$14.7	$11.8	$(30.9)	$(4.4)
Net loss	363.9	193.1	9.8	566.8

Total	$378.6	$204.9	$(21.1)	$562.4

The amounts in accumulated other comprehensive loss as of December 31, 2006, that are expected to be recognized as components of net periodic benefit cost (credit) during 2007 are as follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS	TOTAL

Prior service cost (credit)	$2.1	$1.6	$(4.6)	$(.9)
Net loss	26.3	12.5	.2	39.0

Total	$28.4	$14.1	$(4.4)	$38.1

The allocation, by asset category, of assets of defined benefit pension plans in the United States at September 30, 2006 and 2005, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30	2006	2005

Equity Securities	69%	72%
Fixed Income Securities	28%	26%
Alternative Investments	3%	2%

	100%	100%

At September 30, 2006, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans in the United States is equity securities – 65% (comprised of 50% U.S. and 15% non-U.S. equities); fixed income securities – 30%; and alternative investments – 5%.

The allocation, by asset category, of assets of defined benefit pension plans outside of the United States at September 30, 2006 and 2005, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30	2006	2005

Equity Securities	72%	70%
Fixed Income Securities	21%	22%
Real Estate	5%	7%
Other	2%	1%

	100%	100%

At September 30, 2006, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans outside of the United States is equity securities – 68%; fixed income securities – 25%; and real estate – 7%.

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

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year, in millions of dollars, follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES

	2006	2005	2006	2005

All defined benefit plans:
Accumulated benefit obligation	$983.9	$963.3	$742.6	$684.2
Unfunded defined benefit plans:
Projected benefit obligation	107.4	97.2	119.5	109.2
Accumulated benefit obligation	85.3	72.0	109.7	100.0
Defined benefit plans with an accumulated benefit
obligation in excess of the fair value of plan assets:
Projected benefit obligation	1,032.0	1,003.0	780.7	757.1
Accumulated benefit obligation	941.0	920.7	730.1	684.2
Fair value of plan assets	840.0	818.8	553.4	468.4

The following table sets forth, in millions of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS

2007	$68.2	$33.0	$9.6
2008	71.8	34.0	9.3
2009	68.7	35.2	9.1
2010	68.7	36.3	9.0
2011	68.9	37.6	8.9
2012-2016	381.9	205.3	40.8

The net periodic cost (benefit) related to the defined benefit pension plans included the following components, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES						PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES

	2006		2005		2004		2006		2005		2004

Service cost	$24.	8	$24.	4	$19.	0	$14.	7	$13.	7	$13.	7
Interest cost	58.	4	57.	9	54.	7	38.	4	37.	5	35.	5
Expected return on plan assets	(76.	7)	(80.	6)	(82.	4)	(34.	6)	(34.	9)	(35.	1)
Amortization of the unrecognized
transition obligation		–		–		–	.	1	.	1	.	1
Amortization of prior service cost	3.	3	1.	2	1.	2	1.	6	1.	4	1.	4
Curtailment/settlement loss		–		–	.	3		–		–		–
Amortization of net actuarial loss	24.	8	21.	3	15.	8	17.	2	12.	0	10.	2

Net periodic cost	$34.	6	$24.	2	$8.	6	$37.	4	$29.	8	$25.	8

WEIGHTED-AVERAGE ASSUMPTIONS
USED IN DETERMINING NET
PERIODIC COST FOR YEAR:
Discount rate	5.7	5%	6.0	0%	6.0	0%	4.8	7%	5.4	4%	5.4	4%
Expected return on plan assets	8.7	5%	8.7	5%	8.7	5%	7.4	9%	7.5	0%	7.4	9%
Rate of compensation increase	4.0	0%	4.0	0%	4.0	0%	3.8	6%	3.8	5%	3.4	0%

The net periodic cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

	2006		2005			2004

Service cost	$1.	0	$	.	8	$	.	7
Interest cost	5.	9		8.	4		8.	8
Amortization of prior service cost	(4.	6)		(1.	7)		(1.	9)
Amortization of net actuarial loss	.	9		.	9		1.	2
Curtailment gain	(.	3)		(.	6)			–

Net periodic cost	$2.	9		$7.	8		$8.	8

Weighted-average discount rate
used in determining
net periodic cost for year	6.0	0%		6.2	5%		6.2	5%

The health care cost trend rate used to determine the postretirement benefit obligation was 9.25% for participants under 65 and 8.5% for participants 65 and older in 2006. This rate decreases gradually to an ultimate rate of 5.0% in 2012, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

ONE-PERCENTAGE-POINT	INCREASE	(DECREASE)

Effect on total of service and
interest cost components	$.3	$(.3)
Effect on postretirement
benefit obligation	4.0	(3.9)

During the fourth quarter of 2005, the Corporation adopted plan amendments for two of its non-qualified pension plans in the United States to permit certain participants to elect to receive their benefits under the plans in five equal annual installments or in the form of a lump sum payment, depending upon the age of the participant at retirement. Those amendments increased the Corporation’s liability for pension benefits by approximately $13.1 million. This increase in the liability is being amortized as prior service cost over approximately 9 years.

During the fourth quarter of 2005, the Corporation adopted a plan amendment to eliminate the prescription drug benefit previously available to substantially all retirees under the Medicare supplemental plan, which was replaced by a prescription drug benefit under Medicare (Medicare Part D). That amendment reduced the Corporation’s liability for postretirement health benefits by approximately $32.7 million. This reduction in the liability is being amortized as a prior service credit over approximately 10 years.

In 2007, the Corporation expects to make cash contributions of approximately $25.0 million to its defined benefit pension plans. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits. In addition, the Corporation expects to continue to make contributions in 2007 sufficient to fund benefits paid under its other postretirement benefit plans during that year, net of contributions by plan participants. The Corporation expects that such contributions will be approximately $9.6 million in 2007.

Expense for defined contribution plans amounted to $12.5 million, $12.7 million, and $11.8 million in 2006, 2005, and 2004, respectively.

NOTE 14: OTHER LIABILITIES

At December 31, 2006 and 2005, other long-term liabilities included a reserve of $271.2 million and $248.3 million, respectively, associated with various tax matters in a number of jurisdictions.

NOTE 15: STOCKHOLDERS’ EQUITY

The Corporation repurchased 11,753,700, 6,276,700, and 66,100 shares of its common stock during 2006, 2005, and 2004 at an aggregate cost of $896.0 million, $525.7 million, and $3.6 million, respectively.

To reflect the repurchases during 2006 in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $5.9 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $474.7 million – an amount which brought capital in excess of par value to zero; and (iii) last, charged the residual of $415.4 million to retained earnings.

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Accumulated other comprehensive income (loss) at the end of each year, in millions of dollars, included the following components:

	2006	2005

Foreign currency translation adjustment	$33.3	$(54.7)
Net (loss) gain on derivative instruments, net of tax	(2.2)	6.6
Minimum pension liability adjustment, net of tax	(373.9)	(337.6)

	$(342.8)	$(385.7)

The Corporation has designated certain intercompany loans and foreign currency derivative contracts as long-term investments in certain foreign subsidiaries and foreign currency derivative contracts. Net translation (loss) gain associated with these designated intercompany loans and foreign currency derivative contracts in the amounts of $(.4) million and $6.5 million were recorded in the foreign currency translation adjustment in 2006 and 2005, respectively.

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustments as of December 31, 2006 and 2005, are net of taxes of $188.5 million and $168.3 million, respectively.

NOTE 16: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each year were as follows:

(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)	2006		2005		2004

Numerator:
Net earnings from continuing operations	$486.	1	$532.	2	$430.	7
Net (loss) earnings from discontinued operations		–	(.	1)	14.	9

Net earnings	$486.	1	$532.	1	$445.	6

Denominator:
Denominator for basic earnings per share—
weighted-average shares	72.	1	79.	2	79.	8
Employee stock options and
other stock-based plans	2.	1	2.	2	1.	3

Denominator for diluted earnings per share—
adjusted weighted-average shares and
assumed conversions	74.	2	81.	4	81.	1

Basic earnings per share
Continuing operations	$6.7	4	$6.7	2	$5.4	0
Discontinued operations		–		–	.1	9

Basic earnings per share	$6.7	4	$6.7	2	$5.5	9

Diluted earnings per share
Continuing operations	$6.5	5	$6.5	4	$5.3	1
Discontinued operations		–		–	.1	8

Diluted earnings per share	$6.5	5	$6.5	4	$5.4	9

The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The options indicated below were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year.

	2006		2005		2004

Number of options (in millions)	1.	3	.	6	.	6
Weighted-average exercise price	$86.5	4	$81.4	5	$56.1	3

NOTE 17: STOCK-BASED COMPENSATION

As disclosed in Note 1 of Notes to Consolidated Financial Statements, the Corporation adopted SFAS No. 123R on January 1, 2006, under the modified retrospective method of adoption. The Corporation recognized total stock-based compensation costs of $29.2 million, $30.1 million, and $34.4 million in 2006, 2005, and 2004, respectively. These amounts are reflected in the Consolidated Statement of Earnings in selling, general, and administrative expenses. The total income tax benefit for stock-based compensation arrangements was $10.2 million, $10.5 million, and $12.1 million in 2006, 2005, and 2004, respectively.

The Corporation has three stock-based employee compensation plans, which are described below. At December 31, 2006, unrecognized stock-based compensation expense related to non-vested stock options, restricted stock, and Performance Equity Plan stock awards totaled $54.9 million. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.7 years.

Stock Option Plan: Under various stock option plans, options to purchase common stock may be granted until 2013. Options are granted at fair market value at the date of grant, generally become exercisable in four equal installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options.

Under all stock option plans, there were 2,310,493 shares of common stock reserved for future grants as of December 31, 2006. Transactions are summarized as follows:

	STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE

Outstanding at December 31, 2003	10,357,913	$43.60
Granted	710,325	62.34
Exercised	(3,917,697)	43.41
Forfeited	(161,627)	44.87

Outstanding at December 31, 2004	6,988,914	45.58
Granted	759,275	82.26
Exercised	(1,268,653)	44.15
Forfeited	(207,638)	59.19

Outstanding at December 31, 2005	6,271,898	49.86
Granted	774,670	91.85
Exercised	(871,716)	43.76
Forfeited	(138,840)	69.45

Outstanding at December 31, 2006	6,036,012	$55.68

Options expected to vest at
December 31, 2006	5,929,790	$55.10

Options exercisable at
December 31, 2006	4,243,269	$46.91

As of December 31, 2006, the weighted-average remaining contractual term was 5.5 years, 5.4 years, and 4.3 years for options outstanding, options expected to vest, and options exercisable, respectively. As of December 31, 2006, the aggregate intrinsic value was $157.2 million, $157.1 million, and $140.7 million for options outstanding, options expected to vest, and options exercisable, respectively.

The preceding aggregate intrinsic values represents the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holders of those options specified in the table above had all option holders exercised their options on December 31, 2006. These amounts will change based on the fair market value of the Corporation’s stock.

Cash received from option exercises in 2006, 2005, and 2004 was $38.5 million, $56.0 million and $171.6 million, respectively.

The total intrinsic value of options exercised in 2006, 2005, and 2004 was $39.1 million, $52.7 million, and $95.6 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $13.4 million, $18.2 million, and $31.2 million in 2006, 2005 and 2004, respectively.

The weighted-average grant-date fair values of options granted during 2006, 2005 and 2004, were $25.52 per share, $26.12 per share and $20.46 per share, respectively. The fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding expected volatility, dividend yield, the risk-free interest rate, expected option life, and the exercise price compared to the stock price on the grant date. In connection with the adoption of SFAS No. 123R and the 2006 grant of employee stock options, the Corporation evaluated the assumptions previously used for estimating the fair value of the options granted. Based on this evaluation, including guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin 107, the Corporation determined that a combination of historical and implied volatility, rather than historical volatility alone, provided a better indicator of future stock price trends. The volatility assumption utilized in determining the fair value of stock options granted during 2006, was based upon the average of historical and implied volatility. The Corporation determined the estimated expected life of options based on a weighted-average of the average period of time from grant date to exercise date, the average period of time from grant date to cancellation date after vesting, and the mid-point of time to expiration for outstanding vested options.

Options granted during 2006, 2005, and 2004 were determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2006		2005		2004

Expected life in years	5.	4	5.	7	6.	0
Interest rate	4.9	6%	4.0	4%	3.9	7%
Volatility	25.	8%	31.	0%	31.	9%
Dividend yield	1.6	6%	1.3	6%	1.3	6%

The Corporation has a share repurchase program that was implemented based on the belief that its shares were undervalued and to manage share growth resulting from option exercises. At December 31, 2006, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3,315,095 shares of its common stock.

Restricted Stock Plan: In 2004, the Corporation adopted a restricted stock plan. A total of 1,000,000 shares of restricted stock were authorized under this plan. Under the restricted stock plan, eligible employees are awarded restricted shares of the Corporation’s common stock. Restrictions on awards generally expire from three to four years after issuance, subject to continuous employment and certain other conditions. Transactions are summarized as follows:

	NUMBER OF SHARES		WEIGHTED-AVERAGE FAIR VALUE AT GRANT DATE

Non-vested at December 31, 2003		–	$–
Granted	278,29	6	57.28
Forfeited	(7,95	0)	62.80

Non-vested at December 31, 2004	270,34	6	57.12
Granted	199,63	0	82.23
Forfeited	(32,02	5)	67.72
Vested	(25	5)	55.23

Non-vested at December 31, 2005	437,69	6	67.80
Granted	230,13	4	91.58
Forfeited	(37,09	3)	73.18
Vested	(12,69	9)	68.44

Non-vested at December 31, 2006	618,03	8	$76.32

The fair value of the shares that vested during 2006 was $1.1 million. The fair value of the shares that vested during 2005 was not significant.

As of December 31, 2006, 369,008 shares of common stock were reserved for future grants.

Performance Equity Plan: The Corporation also has a Performance Equity Plan (PEP) under which awards payable in the Corporation’s common stock are made. Vesting of the awards, which can range from 0% to 150% of the initial award, is based on pre-established financial performance measures during a two-year performance period. The fair value of the shares that vested during 2006 and 2005 was $7.4 million and $12.7 million, respectively. No shares vested during 2004. During 2006, 2005 and 2004, the Corporation granted 44,988, 41,189, and 61,035 performance shares under the PEP, respectively. At December 31, 2006 and 2005, there were 84,693 and 102,224 performance shares outstanding under the PEP, respectively.

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

The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and industrial power tools and accessories, lawn and garden tools, and electric cleaning, automotive, and lighting products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. On March 1, 2006, the Corporation acquired Vector. On October 2, 2004, the Corporation acquired the Porter-Cable and Delta Tools Group from Pentair, Inc. These acquired businesses are included in the Power Tools and Accessories segment. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.

Sales, segment profit, depreciation and amortization, and capital expenditures set forth in the following tables exclude the results of the discontinued European security hardware business, as more fully described in Note 3.

Business Segments
(MILLIONS OF DOLLARS)

	Reportable Business Segments
Year Ended December 31, 2006	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$4,735.6	$1,003.4	$666.5	$6,405.5	$41.8	$–	$6,447.3
Segment profit (loss) (for Consoli-
dated, operating income)	570.0	135.4	95.8	801.2	4.3	(65.1)	740.4
Depreciation and amortization	109.8	22.9	18.8	151.5	1.2	2.2	154.9
Income from equity method investees	13.2	–	–	13.2	–	(1.1)	12.1
Capital expenditures	71.7	14.0	16.6	102.3	.9	1.4	104.6
Segment assets
(for Consolidated, total assets)	2,751.4	638.4	376.6	3,766.4	66.2	1,415.1	5,247.7
Investment in equity method investees	10.9	–	.3	11.2	–	(1.7)	9.5

Year Ended December 31, 2005

Sales to unaffiliated customers	$4,821.4	$1,019.8	$662.2	$6,503.4	$20.3	$–	$6,523.7
Segment profit (loss) (for Consoli-
dated, operating income)	634.9	143.9	94.6	873.4	2.7	(81.2)	794.9
Depreciation and amortization	102.4	25.6	18.7	146.7	.4	3.5	150.6
Income from equity method investees	21.1	–	–	21.1	–	(1.7)	19.4
Capital expenditures	80.7	12.9	15.7	109.3	–	1.8	111.1
Segment assets
(for Consolidated, total assets)	2,752.0	633.0	378.5	3,763.5	(33.3)	2,112.2	5,842.4
Investment in equity method investees	8.9	–	.3	9.2	–	(1.7)	7.5

Year Ended December 31, 2004

Sales to unaffiliated customers	$3,840.8	$970.2	$619.9	$5,430.9	$(32.5)	$–	$5,398.4
Segment profit (loss) (for Consoli-
dated, operating income)	488.4	146.3	84.2	718.9	(5.0)	(100.7)	613.2
Depreciation and amortization	90.1	27.1	17.5	134.7	(1.2)	9.0	142.5
Income from equity method investees	15.8	–	–	15.8	–	(1.2)	14.6
Capital expenditures	78.8	25.9	14.0	118.7	(1.9)	1.0	117.8
Segment assets
(for Consolidated, total assets)	2,709.8	604.9	362.6	3,677.3	71.6	1,806.1	5,555.0
Investment in equity method investees	12.5	–	.3	12.8	–	(1.7)	11.1

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

The reconciliation of segment profit to consolidated earnings from continuing operations before income taxes for each year, in millions of dollars, is as follows:

	2006	2005	2004

Segment profit for total reportable business segments	$801.2	$873.4	$718.9
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to
actual rates	4.3	2.7	(5.0)
Depreciation of Corporate property	(.9)	(1.0)	(1.2)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(25.2)	(13.8)	.8
Other adjustments booked in consolidation directly
related to reportable business segments	(.2)	3.3	(10.0)
Amounts allocated to businesses in arriving at segment
profit in excess of (less than) Corporate center operating
expenses, eliminations, and other amounts identified above	(38.8)	(69.7)	(90.3)

Operating income	740.4	794.9	613.2
Interest expense, net of interest income	73.8	45.4	22.1
Other expense (income)	2.2	(51.6)	2.8

Earnings from continuing operations before income taxes	$664.4	$801.1	$588.3

The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

	2006	2005	2004

Segment assets for total
reportable business segments	$3,766.4	$3,763.5	$3,677.3
Items excluded from segment assets:
Adjustment of budgeted foreign exchange rates
to actual rates	66.2	(33.3)	71.6
Goodwill	625.8	615.6	628.5
Pension assets	31.6	45.1	45.1
Other Corporate assets	757.7	1,451.5	1,132.5

	$5,247.7	$5,842.4	$5,555.0

Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, assets of discontinued operations, and other assets.

Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for approximately $1.3 billion, $1.4 billion, and $1.0 billion of the Corporation’s consolidated sales for the years ended December 31, 2006, 2005, and 2004, respectively. Sales to Lowe’s Home Improvement Warehouse, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted approximately for $.9 billion, $.9 billion, and $.7 billion of the Corporation’s consolidated sales for the years ended December 31, 2006, 2005, and 2004, respectively.

The composition of the Corporation’s sales by product group for each year, in millions of dollars, is set forth below:

	2006	2005	2004

Consumer and industrial
power tools and product service	$3,481.1	$3,640.0	$2,888.0
Lawn and garden products	457.8	518.2	339.2
Consumer and industrial accessories	475.1	458.5	379.1
Cleaning, automotive, lighting, and household products	319.3	184.7	180.2
Security hardware	751.7	745.1	730.1
Plumbing products	296.0	308.0	259.5
Fastening and assembly systems	666.3	669.2	622.3

	$6,447.3	$6,523.7	$5,398.4

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

	2006	2005	2004

United States	$4,149.9	$4,317.8	$3,442.6
Canada	356.5	335.1	249.4

North America	4,506.4	4,652.9	3,692.0
Europe	1,357.1	1,350.2	1,266.5
Other	583.8	520.6	439.9

	$6,447.3	$6,523.7	$5,398.4

The composition of the Corporation’s property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

	2006	2005	2004

United States	$281.9	$328.3	$380.2
Mexico	120.9	120.0	110.7
Other countries	219.4	220.5	263.7

	$622.2	$668.8	$754.6

NOTE 19: LEASES

The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2006, 2005, and 2004 amounted to $101.3 million, $99.7 million, and $92.6 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2006, in millions of dollars, were as follows:

2007	$68.1
2008	50.3
2009	37.1
2010	21.5
2011	10.0
Thereafter	9.9

$196.9

NOTE 20: RESTRUCTURING ACTIONS

A summary of restructuring activity during the three years ended December 31, 2006, in millions of dollars, is set forth below:

	SEVERANCE BENEFITS	WRITE-DOWN TO FAIR VALUE LESS COSTS TO SELL OF CERTAIN LONG-LIVED ASSETS	OTHER CHARGES	TOTAL

Restructuring reserve at December 31, 2003	$42.6	$–	$1.1	$43.7
Reserves established in 2004	5.2	–	.2	5.4
Reversal of reserves	(4.0)	–	–	(4.0)
Proceeds received in excess of the adjusted
carrying value of long-lived assets	–	(1.4)	–	(1.4)
Utilization of reserves:
Cash	(24.9)	–	(.1)	(25.0)
Non-cash	–	1.4	–	1.4
Foreign currency translation	.1	–	–	.1

Restructuring reserve at December 31, 2004	19.0	–	1.2	20.2
Utilization of reserves:
Cash	(13.6)	–	–	(13.6)
Foreign currency translation	(.1)	–	–	(.1)

Restructuring reserve at December 31, 2005	5.3	–	1.2	6.5
Reserves established in 2006	–	1.8	–	1.8
Reversal of reserves	(1.8)	–	–	(1.8)
Utilization of reserves:
Cash	(.9)	–	(.8)	(1.7)
Non-cash	–	(1.8)	–	(1.8)
Foreign currency translation	.2	–	–	.2

Restructuring reserve at December 31, 2006	$2.8	$–	$.4	$3.2

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

During 2006, 2005, and 2004, the Corporation paid severance and other exit costs of $1.7 million, $13.6 million, and $25.0 million, respectively.

The Corporation anticipates that actions covered by the $3.2 million restructuring accrual at December 31, 2006, will be completed in 2007.

The amounts reflected in the column titled “Write-down to fair value less costs to sell of certain long-lived assets,” as included within this Note, relating to reserves established during the three years ended December 31, 2006, represent adjustments to the carrying value of those long-lived assets.

NOTE 21: OTHER EXPENSE (INCOME)

Other expense (income) was $2.2 million in 2006, $(51.6) million in 2005, and $2.8 million in 2004. During 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

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

The Corporation also is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these assert claims for damages and liability for remedial investigations and clean-up costs with respect to sites that have never been owned or operated by the Corporation but at which the Corporation has been identified as a potentially responsible party. Other matters involve current and former manufacturing facilities.

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the crossclaims in that lawsuit have been dismissed by the court on jurisdictional grounds. The City of Colton and several co-defendants have appealed the dismissal of these claims. The City of Colton also has re-filed its claims in California state court and filed a new federal action arising out of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act, and state law. Certain defendants have crossclaimed against other defendants in the new federal action and have asserted claims against The United States Department of Defense, Environmental Protection Agency and the City of Rialto. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

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

As of December 31, 2006, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $76.4 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

During 2003, the Corporation received notices of proposed adjustments from the United States Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the Federal District Court of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit Court). In February 2006, the Fourth Circuit Court decided two of three issues in the Corporation’s favor and remanded the third issue for trial in the Court. The Corporation vigorously disputes the position taken by the IRS in this matter. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $170 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2006, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

NOTE 23: QUARTERLY RESULTS (UNAUDITED)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA) YEAR ENDED DECEMBER 31, 2006	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER

Sales	$1,528.	9	$1,696.	9	$1,610.	2	$1,611.	3
Gross margin	543.	6	603.	1	558.	1	536.	7
Net earnings	113.	1	152.	2	125.	1	95.	7

Net earnings per common share—basic	$1.4	9	$2.0	3	$1.7	9	$1.4	2

Net earnings per common share—diluted	$1.4	5	$1.9	8	$1.7	4	$1.3	8

YEAR ENDED DECEMBER 31, 2005	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER

Sales	$1,519.	3	$1,698.	8	$1,575.	6	$1,730.	0
Gross margin	535.	5	599.	5	562.	1	620.	0
Net earnings from continuing operations	144.	0	150.	9	137.	5	99.	8
Net earnings	144.	8	150.	9	137.	8	98.	6

Net earnings from continuing operations per common share - basic	$1.7	9	$1.8	9	$1.7	3	$1.2	9
Net earnings per common share—basic	1.8	0	1.8	9	1.7	4	1.2	7

Net earnings from continuing operations per common share - diluted	$1.7	4	$1.8	4	$1.6	9	$1.2	6
Net earnings per common share—diluted	1.7	5	1.8	4	1.7	0	1.2	4

As more fully described in Note 1, the Corporation adopted SFAS No. 123R effective January 1, 2006, using the modified retrospective method of adoption whereby the Corporation restated all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The above quarterly results for 2005 reflect the restated amounts upon adoption of SFAS No. 123R.

As more fully described in Note 21, net earnings for the first quarter of 2005 included a $55.0 million ($35.8 million after-tax) favorable settlement of environmental and product liability coverage litigation with an insurer. As more fully described in Note 3, net earnings for the fourth quarter of 2005 included a $.1 million loss on the sale of discontinued operations. As more fully described in Note 12, net earnings for the fourth quarter of 2005 included $51.2 million of incremental tax expense resulting from the repatriation of $888.3 million of foreign earnings associated with the AJCA.

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.

      REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the accompanying financial statements have been restated for the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment”, using the modified retrospective method. Also, as discussed in Note 1, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 14, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the Corporation’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal controls over financial reporting during the quarterly period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
of The Black & Decker Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that The Black & Decker Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Black & Decker Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Black & Decker Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Black & Decker Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 14, 2007

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007, under the captions “Election of Directors”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007, under the captions “Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007, under the captions “Voting Securities”, “Security Ownership by Management”, and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007, under the caption “Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2007, under the caption “Ratification of the Selection of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits

(1) LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

Consolidated Statement of Earnings – years ended December 31, 2006, 2005, and 2004.

Consolidated Balance Sheet – December 31, 2006 and 2005.

Consolidated Statement of Stockholders’ Equity – years ended December 31, 2006, 2005, and 2004.

Consolidated Statement of Cash Flows – years ended December 31, 2006, 2005, and 2004.

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

Exhibit 4(c)(1)

Credit Agreement, dated as of October 29, 2004, among the Corporation, Black & Decker Holdings, Inc., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and Bank of America, N.A., BNP Paribas and Commerzbank AG, as Co-Documentation Agents, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 4, 2004, is incorporated herein by reference.

Exhibit 4(c)(2)

Amendment, dated June 16, 2006, to the Credit Agreement, dated as of October 29, 2004, among the Corporation, Black & Decker Luxembourg S.ar.L, Black & Decker Luxembourg Finance S.C.A., the banks, financial institutions and other institutional lenders and issuing banks listed on the signature pages thereof, and Citibank, N.A., as administrative agent, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, is incorporated herein by reference.

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

Exhibit 4(f)

Indenture, dated as of November 16, 2006, between the Corporation and The Bank of New York, as Trustee.

Exhibit 4(g)

First Supplemental Indenture, dated as of November 16, 2006, between the Corporation and The Bank of New York, as Trustee.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 10(a)

The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(b)

The Black & Decker Non-Employee Directors Stock Plan, as amended and restated, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(c)

The Black & Decker 1989 Stock Option Plan, as amended, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

Exhibit 10(d)

The Black & Decker 1992 Stock Option Plan, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(e)

The Black & Decker 1995 Stock Option Plan for Non-Employee Directors, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

Exhibit 10(f)

The Black & Decker 1996 Stock Option Plan, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(g)

The Black & Decker 2003 Stock Option Plan, as amended.

Exhibit 10(h)

The Black & Decker Corporation 2004 Restricted Stock Plan, included as Exhibit B to the Proxy Statement, dated March 16, 2004, for the 2004 Annual Meeting of Stockholders of the Registrant, is incorporated herein by reference.

Exhibit 10(i)

The Black & Decker Performance Equity Plan, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

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

Exhibit 10(l)

The Black & Decker Executive Annual Incentive Plan, as amended and restated, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(m)

The Black & Decker Management Annual Incentive Plan, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(n)(1)

The Black & Decker Supplemental Pension Plan, as amended and restated, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(n)(2)

First Amendment to The Black & Decker Supplemental Pension Plan, included in the Corporation’s Quarterly Report on 10-Q for the quarter ended April 2, 2006, is incorporated herein by reference.

Exhibit 10(o)

The Black & Decker Supplemental Retirement Savings Plan, as amended and restated, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(p)

The Black & Decker Supplemental Executive Retirement Plan, as amended and restated, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(q)

The Black & Decker Executive Life Insurance Program, as amended, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1993, is incorporated herein by reference.

Exhibit 10(r)

The Black & Decker Executive Salary Continuance Plan, as amended and restated, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

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

Exhibit 10(v)

Form of Severance Benefits Agreement by and between the Corporation and approximately 17 of its key employees, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(w)

Amended and Restated Employment Agreement, dated as of February 9, 2006, by and between the Corporation and Nolan D. Archibald, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(x)

Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and John W. Schiech, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(y)

Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Charles E. Fenton, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(z)

Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Michael D. Mangan, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(aa)

Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Paul F. McBride.

Exhibit 10(bb)

Severance Benefits Agreement, dated February 10, 2006, by and between the Corporation and Thomas D. Koos, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference.

Exhibit 10(cc)

The Black & Decker Corporation Corporate Governance Policies and Procedures Statement, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 21, 2006, is incorporated herein by reference.

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

Exhibit 24

Powers of Attorney.

Exhibit 31.1

Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15-d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(c) Financial Statement Schedules and Other Financial Statements

The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		OTHER CHARGES ADD (DEDUCT)		BALANCE AT END OF PERIOD

Year Ended December 31, 2006
Reserve for doubtful accounts and cash discounts	$45.1	$101.5	$104.1	(a)	$2.0	(b)	$44.5

Year Ended December 31, 2005
Reserve for doubtful accounts and cash discounts	$52.1	$87.2	$92.8	(a)	$(1.4)	(b)	$45.1

Year Ended December 31, 2004
Reserve for doubtful accounts and cash discounts	$47.4	$86.3	$93.0	(a)	$11.4	(b)	$52.1

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

DATE: February 14, 2007	THE BLACK & DECKER CORPORATION By /s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

Principal Executive Officer
/s/ NOLAN D. ARCHIBALD
Nolan D. Archibald

Principal Financial Officer
/s/ MICHAEL D. MANGAN
Michael D. Mangan

Principal Accounting Officer
/s/ CHRISTINA M. MCMULLEN
Christina M. McMullen

	Chairman, President, and Chief Executive Officer Senior Vice President and Chief Financial Officer Vice President and Controller	February 14, 2007 February 14, 2007 February 14, 2007

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

Nolan D. Archibald Barbara L. Bowles George W. Buckley M. Anthony Burns Kim B. Clark	Manuel A. Fernandez Benjamin H. Griswold, IV Anthony Luiso Mark H. Willes

By /s/ NOLAN D. ARCHIBALD Nolan D. Archibald Attorney-in-Fact	DATE: February 14, 2007