Form 10-Q
period 2007-04-01
BLACK & DECKER CORP
filed 2007-05-10
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of April 27, 2007:  65,966,692

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

April 1, 2007

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months Ended April 1, 2007 and April 2, 2006	3
Consolidated Balance Sheet (Unaudited)
April 1, 2007 and December 31, 2006	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended April 1, 2007 and April 2, 2006	5
Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended April 1, 2007 and April 2, 2006	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits	26
SIGNATURES	28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended
	April 1, 2007		April 2, 2006

Sales	$1,577.	2	$1,528.	9
Cost of goods sold	1,016.	6	985.	3
Selling, general, and administrative expenses	391.	0	375.	4

Operating Income	169.	6	168.	2
Interest expense (net of interest income)	21.	5	13.	7
Other expense	1.	1	–

Earnings Before Income Taxes	147.	0	154.	5
Income taxes	38.	9	41.	4

Net Earnings	$108.	1	$113.	1

Net Earnings Per Common Share - Basic	$1.6	6	$1.4	9

Shares Used in Computing Basic Earnings Per Share
(in Millions)	65.	1	76.	0

Net Earnings Per Common Share - Assuming Dilution	$1.6	1	$1.4	5

Shares Used in Computing Diluted Earnings Per Share
(in Millions)	67.	1	78.	2

Dividends Per Common Share	$.4	2	$.3	8

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	April 1, 2007	December 31, 2006

Assets
Cash and cash equivalents	$226.3	$233.3
Trade receivables	1,195.3	1,149.6
Inventories	1,098.7	1,063.5
Other current assets	243.3	257.0

Total Current Assets	2,763.6	2,703.4

Property, Plant, and Equipment	602.5	622.2
Goodwill	1,188.7	1,195.6
Other Assets	720.2	726.5

	$5,275.0	$5,247.7

Liabilities and Stockholders' Equity
Short-term borrowings	$234.3	$258.9
Current maturities of long-term debt	150.1	150.2
Trade accounts payable	567.9	458.5
Other current liabilities	846.8	912.0

Total Current Liabilities	1,799.1	1,779.6

Long-Term Debt	1,170.2	1,170.3
Postretirement Benefits	482.9	482.4
Other Long-Term Liabilities	651.5	651.8
Stockholders' Equity
Common stock, par value $.50 per share	32.9	33.4
Capital in excess of par value	–	–
Retained earnings	1,466.5	1,473.0
Accumulated other comprehensive income (loss)	(328.1)	(342.8)

Total Stockholders' Equity	1,171.3	1,163.6

	$5,275.0	$5,247.7

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2005	77,357,370	$38.7		$398.8	$1,511.4	$(385.7)	$1,563.2
Comprehensive income (loss):
Net earnings	–	–		–	113.1	–	113.1
Net (loss) on derivative
instruments (net of tax)	–	–		–	–	(1.2)	(1.2)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–	–		–	–	18.8	18.8

Comprehensive income	–	–		–	113.1	17.6	130.7

Cash dividends ($.38 per share)	–	–		–	(28.8)	–	(28.8)
Common stock issued under
stock-based plans (net of
forfeitures)	160,695		.1	12.0	–	–	12.1
Purchase and retirement of
common stock	(1,769,000)		(.9)	(147.4)	–	–	(148.3)

Balance at April 2, 2006	75,749,065	$37.9		$263.4	$1,595.7	$(368.1)	$1,528.9

	Outstanding Common Shares	Par Value		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2006	66,734,843	$33.4		$–	$1,473.0	$(342.8)	$1,163.6
Comprehensive income (loss):
Net earnings	–	–		–	108.1	–	108.1
Net (loss) on derivative
instruments (net of tax)	–	–		–	–	(2.8)	(2.8)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–	–		–	–	11.1	11.1
Amortization of actuarial losses
and prior service cost (net of tax)	–	–		–	–	6.4	6.4

Comprehensive income	–	–		–	108.1	14.7	122.8

Cumulative effect of adopting
FASB Interpretation No. 48	–	–		–	(7.3)	–	(7.3)
Cash dividends ($.42 per share)	–	–		–	(27.6)	–	(27.6)
Common stock issued under
stock-based plans (net of
forfeitures)	102,045		.1	10.4	–	–	10.5
Purchase and retirement of
common stock	(1,139,300)		(.6)	(10.4)	(79.7)	–	(90.7)

Balance at April 1, 2007	65,697,588	$32.9		$–	$1,466.5	$(328.1)	$1,171.3

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Three Months Ended
	April 1, 2007	April 2, 2006

Operating Activities
Net earnings	$108.1	$113.1
Adjustments to reconcile net earnings to cash flow from
operating activities:
Non-cash charges and credits:
Depreciation and amortization	37.2	37.4
Stock-based compensation	6.4	8.1
Amortization of actuarial losses and
prior service cost	6.4	7.2
Other	.3	1.7
Changes in selected working capital items (net of
effects of business acquired):
Trade receivables	(48.4)	(17.6)
Inventories	(36.2)	(30.3)
Trade accounts payable	110.0	77.3
Other current liabilities	(61.0)	(180.5)
Other assets and liabilities	30.7	(21.2)

Cash Flow From Operating Activities	153.5	(4.8)

Investing Activities
Capital expenditures	(20.1)	(23.9)
Proceeds from disposal of assets	3.6	5.6
Purchase of business, net of cash acquired	–	(160.3)
Reduction in purchase price of previously acquired business	–	16.1
Cash outflow from hedging activities	(7.0)	(1.8)
Other investing activities	–	.3

Cash Flow From Investing Activities	(23.5)	(164.0)

Financing Activities
Net decrease in short-term borrowings	(24.4)	(112.5)
Payments on long-term debt	(.1)	(154.7)
Purchase of common stock	(90.7)	(148.3)
Issuance of common stock	5.6	6.7
Cash dividends	(27.6)	(28.8)

Cash Flow From Financing Activities	(137.2)	(437.6)
Effect of exchange rate changes on cash	.2	2.8

Decrease In Cash And Cash Equivalents	(7.0)	(603.6)
Cash and cash equivalents at beginning of period	233.3	967.6

Cash And Cash Equivalents At End Of Period	$226.3	$364.0

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

Operating results for the three-month period ended April 1, 2007, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts presented for the three months ended April 2, 2006, have been reclassified to conform to the 2007 presentation.

Adoption of FASB Interpretation No. 48
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Corporation adopted FIN 48 effective January 1, 2007. Consistent with its past practice, the Corporation continued to recognize interest and penalties as income tax expense. The impact of the adoption of FIN 48 is more fully disclosed in Note 10.

Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15,

2007. The Corporation has not yet: (i) determined whether it will elect the fair value option provided under SFAS No. 159 in measuring certain financial assets and liabilities; or (ii) evaluated the effect of adoption of the fair value option provided in SFAS No. 159 on its earnings or financial position.

NOTE 2: ACQUISITIONS
As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, effective March 1, 2006, the Corporation acquired Vector Products, Inc. (Vector).

The transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations of Vector have been included in the Corporation’s operations since the date of acquisition. During the three months ended April 1, 2007, the Corporation completed the purchase price allocation of Vector. The purchase price allocation of the acquired business, based upon an independent appraisal and management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$18.8
Inventories	42.5
Property and equipment	2.6
Goodwill	80.0
Intangible assets	30.9
Other current and long-term assets	9.1

Total assets acquired	183.9

Accounts payable and accrued liabilities	16.6
Other liabilities	8.8

Total liabilities	25.4

Fair value of net assets acquired	$158.5

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	April 1, 2007	December 31, 2006

FIFO cost
Raw materials and work-in-process	$285.6	$284.4
Finished products	807.4	769.6

	1,093.0	1,054.0
Adjustment to arrive at LIFO inventory value	5.7	9.5

	$1,098.7	$1,063.5

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT AND LONG-TERM DEBT
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $240.3 million and $542.3 million for the three-month periods ended April 1, 2007 and April 2, 2006, respectively. The amount available for borrowing under the Corporation’s commercial paper program and supporting credit facility was $772.1 million at April 1, 2007.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $306.8 million and $341.5 million were included in the Consolidated Balance Sheet at April 1, 2007 and December 31, 2006, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 5: POSTRETIREMENT BENEFITS
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three months ended April 1, 2007 and April 2, 2006 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	2007	2006	2007	2006

Service cost	$6.5	$6.2	$3.6	$3.5
Interest cost	15.6	14.6	9.6	9.2
Expected return on plan assets	(18.9)	(19.2)	(9.5)	(8.3)
Amortization of prior service cost	.5	.9	.4	.4
Amortization of net actuarial loss	6.6	6.2	3.1	4.1

Net periodic cost	$10.3	$8.7	$7.2	$8.9

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. Net periodic pension cost related to these defined benefit post retirement plans were $.4 million and $.8 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

NOTE 6: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended
(Amounts in Millions Except Per Share Data)	April 1, 2007		April 2, 2006

Numerator:
Net earnings	$108.	1	$113.	1

Denominator:
Denominator for basic earnings per share –
weighted-average shares	65.	1	76.	0
Employee stock options and other
stock-based awards	2.	0	2.	2

Denominator for diluted earnings per share – adjusted
weighted-average shares and assumed conversions	67.	1	78.	2

Basic earnings per share	$1.6	6	$1.4	9

Diluted earnings per share	$1.6	1	$1.4	5

NOTE 7: STOCKHOLDERS' EQUITY
During the three months ended April 1, 2007, the Corporation repurchased 1,139,300 shares of its common stock at a total cost of $90.7 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $.6 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced additional paid in capital by $10.4 million-- an amount which brought capital in excess of par value to zero as of April 1, 2007; and (iii) last, charged the residual of $79.7 million to retained earnings.

NOTE 8: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation's reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended April 1, 2007	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,148.1	$246.8	$172.4	$1,567.3	$9.9	$–	$1,577.2
Segment profit (loss) (for Consoli-
dated, operating income)	142.0	27.7	27.3	197.0	1.7	(29.1)	169.6
Depreciation and amortization	24.1	7.2	5.0	36.3	.3	.6	37.2
Capital expenditures	12.7	4.8	2.3	19.8	.1	.2	20.1

Three Months Ended April 2, 2006

Sales to unaffiliated customers	$1,125.6	$251.9	$171.0	$1,548.5	$(19.6)	$–	$1,528.9
Segment profit (loss) (for Consoli-
dated, operating income)	138.3	33.6	24.3	196.2	(2.1)	(25.9)	168.2
Depreciation and amortization	26.6	5.8	4.7	37.1	(.4)	.7	37.4
Capital expenditures	19.9	1.6	2.7	24.2	(.3)	–	23.9

The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and industrial power tools and accessories, lawn and garden tools, and electric cleaning, automotive, and lighting products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. On March 1, 2006, the Corporation acquired Vector. This acquired business is included in the Power Tools and Accessories segment. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of technology-based fastening systems.

The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income). In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment’s operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year’s budgeted rates of exchange. The amounts included in the preceding table under the captions “Reportable Business Segments” and “Corporate, Adjustments, & Eliminations” are reflected at the Corporation’s budgeted rates of exchange for 2007. The amounts included in the preceding table under the caption “Currency Translation Adjustments” represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006

Segment profit for total reportable business segments	$197.0	$196.2
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	1.7	(2.1)
Depreciation of Corporate property	(.2)	(.2)
Adjustment to businesses’ postretirement benefit
expenses booked in consolidation	(4.8)	(6.2)
Other adjustments booked in consolidation directly
related to reportable business segments	1.3	(2.3)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(25.4)	(17.2)

Operating income	169.6	168.2
Interest expense, net of interest income	21.5	13.7
Other expense	1.1	–

Earnings before income taxes	$147.0	$154.5

NOTE 9: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006

Interest expense	$25.5	$24.7
Interest (income)	(4.0)	(11.0)

	$21.5	$13.7

NOTE 10: INCOME TAXES
As disclosed in Note 1, the Corporation adopted FIN 48 effective January 1, 2007. Upon adoption, the Corporation recorded the cumulative effect of the change in accounting principle of $7.3 million as a reduction to retained earnings. In addition, the Corporation recognized a $152.9 million increase in the liability for unrecognized tax benefits, a $157.8 million reduction in deferred tax liabilities, and a $12.2 million net reduction in deferred tax assets. Upon adoption on January 1, 2007, the Corporation recognized $456.3 million of liabilities for unrecognized tax benefits (tax reserves) of which $96.8 million related to interest. The liabilities for unrecognized tax benefits at January 1, 2007 include $38.6 million for which the disallowance of such items would not affect the annual effective tax rate. Non-current tax reserves are recorded in Other Long-Term Liabilities in the Consolidated Balance Sheet.

The Corporation conducts business globally and, as a result, the Corporation and/or one or more of its subsidiaries files income tax returns in the federal and various state jurisdictions in the U.S. as well as in various jurisdictions outside of the U.S. In certain jurisdictions, the Corporation is either currently in the process of a tax examination or the statute of limitations has not yet expired. The Corporation generally remains subject to examination of its U.S. federal income tax returns for 2003 and later years. However, as more fully disclosed in Note 11, the Corporation’s U.S. income tax returns for 1998 through 2000 are currently subject to legal proceedings. The Corporation generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification of the states. The Corporation generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. from three to five years after the date the return was filed. However, in Canada and Germany the Corporation remains subject to examination of its tax returns for 1999 and later years.

Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s financial statements or income tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The Corporation is currently undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany, and the United Kingdom. Further, the Corporation is subject to legal proceedings regarding certain of its tax positions in a number of countries, including the U.S. and Italy. A discussion of a significant tax matter that is subject of current litigation between the Corporation and U.S. Internal Revenue Service (IRS) is included in Note 11. The final outcome of the future tax consequences of these examinations and legal proceedings as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change. As more fully described in Note 11, the Corporation is subject to legal proceedings between the Corporation and IRS relating to an audit of its tax years 1998 through 2000. It is reasonably possible that a settlement can be reached with the IRS and the United States Department of Justice within the next twelve months. If a settlement cannot be reached, the Corporation does not believe that a change to its tax reserves for this matter would occur in the next twelve months (other than the ongoing accrual of interest related to this matter).

The Corporation’s effective tax rate was 26.5% for the first three months of 2007 as compared to the 26.8% rate recognized in the corresponding period in 2006. The Corporation’s income tax expense and resultant effective tax rate, for both the three-month periods ended April 1, 2007 and April 2, 2006, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. In addition, the

Corporation’s income tax expense and resultant effective rate for the three months ended April 1, 2007, was based upon the recognition, derecognition and measurement requirements of FIN 48, including the recognition of any interest relating to tax uncertainties ratably over the interim periods.

As of April 1, 2007, the Corporation has recognized $460.0 million of liabilities for unrecognized tax benefits.

NOTE 11: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 22 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

The Corporation’s estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the crossclaims in that lawsuit have been dismissed by the court on jurisdictional grounds. The City of Colton and several co-defendants have appealed the dismissal of these claims. The City of Colton also has re-filed its claims in California state court and filed a new federal action arising out of the CERCLA, the Resource Conservation and Recovery Act, and state law. Certain defendants have crossclaimed against other defendants in the new federal action and have asserted claims against the United States Department of Defense, Environmental Protection Agency, and the City of Rialto. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

During 2003, the Corporation received notices of proposed adjustments from the IRS in connection with audits of the tax years 1998 through 2000. The Corporation vigorously disputes the position taken by the IRS in this matter. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit Court). In February 2006, the Fourth Circuit Court decided two of three issues in the Corporation’s favor and remanded the third issue for trial in the Court. In February 2007, the Corporation and the IRS requested that the Court postpone the trial as the parties would be attempting to settle the matter. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $173 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. Any negotiated settlement would fall within these ranges. In the event that a settlement cannot be reached, the matter would proceed to trial. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of April 1, 2007, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 8 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales for the three-month period ended April 1, 2007.

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

An overview of certain aspects of the Corporation’s performance during the three-month period ended April 1, 2007, follows:

o	Sales increased 3% over the prior year’s level to $1,577.2 million. Of that increase, the effects of a weaker U.S. dollar as compared to certain other currencies, particularly the euro and pound sterling, caused a 2% increase in the Corporation’s consolidated sales during the first quarter of 2007. In addition, the incremental effects of the Vector business, acquired on March 1, 2006, resulted in an increase in sales by 1% during the three-month period ended April 1, 2007.

o	Operating income as a percentage of sales decreased by approximately 30 basis points for the three-month period ended April 1, 2007, as compared to the corresponding period in 2006. Rising commodity costs increased cost of goods sold by approximately $50 million during the three-month period ended April 1, 2007, as compared to the corresponding quarter in 2006. On an annual basis, those rising commodity costs are expected to increase cost of goods sold by approximately $150 million in 2007 over the 2006 level. The Corporation anticipates that operating income as a percentage of sales will decrease in 2007 as compared to 2006 by approximately 100 basis points primarily as a result of rising commodity costs which are likely to be only partially offset by improved productivity and the effect of price increases instituted in late 2006.

o	Interest expense (net of interest income) increased by $7.8 million for the three-month period ended April 1, 2007, over the corresponding 2006 period due primarily to higher borrowing levels.

o	Net earnings were $108.1 million, or $1.61 per share on a diluted basis, for the three-month period ended April 1, 2007, as compared to net earnings of $113.1 million, or $1.45 per share on a diluted basis, for the corresponding period in 2006. During the first quarter of 2007, the Corporation repurchased approximately 1.1 million shares of its common stock under an ongoing share repurchase program at a cost of $90.7 million. As a result of the Corporation’s share repurchase program, shares used in computing diluted earnings per share for the first quarter declined by 14% — from 78.2 million in 2006 to 67.1 million in 2007.

The preceding information is an overview of certain information for the three-month period ended April 1, 2007, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

RESULTS OF OPERATIONS

SALES
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended April 1, 2007 and April 2, 2006:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended
(Dollars in Millions)	April 1, 2007	April 2, 2006

Total sales	$1,577.2	$1,528.9

Unit volume - existing (a)	(1)%	3%
Unit volume - acquired (b)	1%	1%
Price	1%	(1)%
Currency	2%	(2)%

Change in total sales	3%	1%

(a) (b)	Represents change in unit volume for businesses where year-to-year comparability exists.
  Represents change in unit volume for businesses that were acquired and were not included in prior period results.
  For example, for the three months ended April 1, 2007, this represents sales of the Vector business for January and February 2007. The Corporation acquired Vector on March 1, 2006.

Total consolidated sales for the three months ended April 1, 2007, increased by 3% over the corresponding 2006 period. A 1% reduction in unit volume of existing businesses was driven by lower sales in the United States, which was partially offset by higher sales of power tools and accessories outside the United States. The decline in U.S. sales was due, in part, to weak demand in the face of slowing residential construction, partially mitigated by higher sales to certain large retailers. The higher sales to those large retailers were, in part, in support of promotional activities by those retailers in the late March/early April 2007 timeframe. In addition, the Corporation benefited from restocking by a major retailer as that retailer replenished its inventories from the low levels at which it exited calendar year 2006. The incremental impact of the Vector business contributed 1% to sales in the first quarter of 2007. Pricing actions instituted in late 2006 had a 1% positive effect on sales for the three-month period ended April 1, 2007, as compared to the corresponding period in 2006. The effects of a weaker U.S. dollar as compared to certain other currencies, particularly the euro and pound sterling, caused a 2% increase in the Corporation’s consolidated sales during the three-month period ended April 1, 2007, as compared to the corresponding period in 2006.

EARNINGS
The Corporation reported consolidated operating income of $169.6 million, or 10.7% of sales, for the first three months of 2007, as compared to operating income of $168.2 million, or 11.0% of sales, for the corresponding period in 2006.

Consolidated gross margin as a percentage of sales for the first quarter of 2007 declined by 10 basis points from the prior year’s level to 35.5%. Rising commodity costs negatively impacted gross margin during the first quarter of 2007, adding approximately $50 million of incremental costs versus the first quarter of 2006. However, that negative impact was substantially offset by increased productivity, pricing increases implemented by the Corporation in late 2006, favorable currency effects, and restructuring and integration benefits.

Consolidated selling, general, and administrative expenses as a percentage of sales were 24.8% and 24.6% for the three-month periods ended April 1, 2007 and April 2, 2006, respectively. Selling, general, and administrative expenses increased by $15.6 million for the three months ended April 1, 2007, over the 2006 level. The effects of foreign currency translation and the incremental impact of the acquired Vector business accounted for the majority of that increase.

Consolidated net interest expense (interest expense less interest income) for the three months ended April 1, 2007, was $21.5 million as compared to net interest expense of $13.7 million for corresponding period in 2006. The increase in net interest expense was due primarily to higher borrowing levels and to higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities.

Consolidated income tax expense of $38.9 million and $41.4 million was recognized on the Corporation’s earnings before income taxes of $147.0 million and $154.5 million for the three-month periods ended April 1, 2007 and April 2, 2006, respectively. The Corporation’s effective tax rate of 26.5% for the first three months of 2007 was less than the 26.8% rate recognized in the corresponding period in 2006 due principally to the settlement of certain tax uncertainties in early 2007 partially offset by higher interest expense recognized in 2007 on tax uncertainties due to the requirement of FIN 48 to recognize such interest ratably over the year. The Corporation expects that its adoption of FIN 48 is likely to result in a more volatile effective tax rate, on an interim basis, than that experienced over the past several years.

The Corporation reported net earnings of $108.1 million, or $1.61 per share on a diluted basis, for the three-month period ended April 1, 2007, as compared to net earnings of $113.1 million, or $1.45 per share on a diluted basis, for the three-month period ended April 2, 2006. In addition to the matters previously noted, diluted earnings per share for the three months ended April 1, 2007, benefited from lower weighted average shares outstanding. Shares used in computing diluted earnings per share declined by 14% — from 78.2 million in the first quarter of 2006 to 67.1 million for the first quarter of 2007 — as a result of the Corporation’s purchases under its stock repurchase program.

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

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 1, 2007	April 2, 2006

Sales to unaffiliated customers	$1,148.1	$1,125.6
Segment profit	142.0	138.3

Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2007 increased 2% over the 2006 level. Two months of incremental sales of the acquired Vector business accounted for one percentage point of that 2% increase.

Sales in North America decreased at a low single-digit rate during the first three months of 2007 from the prior year’s level, despite a two-percentage-point increase attributable to incremental sales of the Vector business, which was acquired on March 1, 2006. Sales for the industrial power tools and accessories business in the Unites States decreased at a mid single-digit rate as sales declines in the industrial and construction channel exceeded sales growth in the retail channel. The decline in the industrial and construction channel was due, in part, to weak demand in the face of slowing residential construction. That decline was mitigated by higher sales to certain large retailers. The higher sales to those large retailers were, in part, in support of promotional activities by those retailers in the late March/early April 2007 timeframe. In addition, the industrial powers tools and accessories business benefited from restocking by a major retailer as that retailer replenished its inventories from the low levels at which it exited calendar year 2006. Sales for the consumer power tools and accessories business in the United States increased at a high single-digit rate due, in part, to two months of incremental sales of the acquired Vector business. Excluding those incremental sales, sales for the consumer power tools and accessories business rose at a low single-digit rate during the first quarter of 2007 over the prior year’s level as higher sales of pressure washers and lawn and garden products were partially offset by lower sales of consumer power tools. In Canada, sales increased at a low single-digit rate as a mid single-digit rate of increase in sales of consumer power tools and accessories more than offset a low single-digit rate of decline in sale of industrial tools and accessories.

Sales in Europe increased at a high single-digit rate during the first three months of 2007 over the prior year’s level. Sales increased in all key markets with the exception of the United Kingdom. Sales of the Corporation’s professional power tools and accessories business in Europe increased at a double-digit rate. Sales of the Corporation’s consumer power tools and accessories business in Europe increased slightly as a double-digit-rate of increase in sales of consumer power tools was substantially offset by a double-digit-rate of decline in sales of lawn and garden products.

Sales in other geographic areas increased at a double-digit rate during the first three months of 2007 over the prior year’s level, driven by a double-digit rate of increase in the Latin American business.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.4% for the three months ended April 1, 2007, as compared to 12.3% for the corresponding 2006 period. As percentages of sales, the increase in segment profit resulted from lower selling, general, and administrative expenses, due to cost-reduction initiatives in the U.S. business and sales leverage in the international businesses, partially offset by lower gross margin. Gross margin as a percentage of sales for the first quarter of 2007 declined in comparison to the corresponding 2006 period as commodity inflation exceeded the positive effects of both favorable mix and benefits from productivity and restructuring and integration initiatives.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 1, 2007	April 2, 2006

Sales to unaffiliated customers	$246.8	$251.9
Segment profit	27.7	33.6

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 2% during the three months ended April 1, 2007, from the corresponding period in 2006. Sales of security hardware products decreased at a mid single-digit rate due to effects of the U.S. housing slowdown. Sales of plumbing products increased at a mid single-digit rate as increases in the retail channel — due, in part, to sales of newly introduced products — more than offset a modest decline in sales in the wholesale channel.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 13.3% for the three months ended April 2, 2006, to 11.2% for the three months ended April 1, 2007. The decrease in segment profit as a percentage of sales during the three-month period ended April 1, 2007, was attributable to a decrease in gross margin as a percentage of sales, principally due to increased commodity costs, which were only partially offset by pricing increases implemented by the segment in late 2006. Selling, general, and administrative expenses as a percentage of sales decreased slightly during the three-month period ended April 1, 2007, as compared to the corresponding period in 2006.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	April 1, 2007	April 2, 2006

Sales to unaffiliated customers	$172.4	$171.0
Segment profit	27.3	24.3

Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 1% in the first quarter of 2007 over the corresponding 2006 period. Sales of the North American automotive business decreased at a high single-digit rate, as compared to the corresponding period in 2006. Sales of the North American industrial business decreased at a low single-digit rate. Sales in Europe during the first quarter of 2007 increased at a mid single-digit rate over the corresponding 2006 period as a double-digit rate of growth in the industrial business was partially offset by a low single-digit rate of decline in the European automotive business. Sales in Asia during the first quarter of 2007 increased at a high single-digit rate over the corresponding period in 2006.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 14.2% in the first quarter of 2006 to 15.8% in the first quarter of 2007. Better profitability in the European industrial business in the first quarter of 2007 — due, in part, to the leverage of fixed and semi-fixed costs over higher sales volume — drove the improvement.

Other Segment-Related Matters

As indicated in the first table of Note 8 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments and Eliminations was $(29.1) million for the three months ended April 1, 2007, as compared to $(25.9) million for the corresponding period in 2006. The increase in Corporate expenses during the three months ended April 1, 2007, was primarily due to the negative effects of both a foreign currency loss by a Corporate subsidiary and certain intercompany eliminations, partially offset by certain favorable items, including adjustments booked in consolidation directly related to the reportable business segments, lower expense related to certain self-insurance reserves, lower pension expense, and lower legal and environmental expense.

As more fully described in Note 8 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that its pension and other postretirement benefit costs in 2007 will approximate the costs recognized in 2006. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 8 of Notes to Consolidated Financial Statements was $4.8 million and $6.2 million for the three-month periods ended April 1, 2007 and April 2, 2006, respectively. This $1.4 million decrease reflects the quarterly effect of pension and other postretirement benefit expenses in 2007 — exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments — not allocated to the reportable business segments.

Income (expense) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $1.3 million and ($2.3) million for the three-month periods ended April 1, 2007 and April 2, 2006, respectively. The segment-related income (expense) excluded from segment profit in both periods primarily related to the Power Tools and Accessories segment.

CRITICAL ACCOUNTING POLICIES
As more fully described in Item 7 of the Corporation’s Annual Report on Form 10-K for the year-ended December 31, 2006, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

As more fully disclosed in Notes 1 and 10 of Notes to Consolidated Financial Statements, the Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The Corporation considers many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position and the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements.

FINANCIAL CONDITION
Operating activities provided cash of $153.5 million for the three months ended April 1, 2007, as compared to $4.8 million of cash used in the corresponding period in 2006. That increase during the first quarter of 2007, as compared to the corresponding period in 2006, was primarily a result of lower working capital requirements. The 2007 operating cash flow effect of an increase in accounts payable — associated with seasonality — was partially offset by an increase in trade receivables and inventory — associated with higher sales. The operating cash flow effect of the decrease in other current liabilities was lower in the 2007 quarter due to the higher income tax payments during the first quarter of 2006 associated with the Corporation’s repatriation of foreign earnings under the American Jobs Creation Act of 2004 and the lower level of customer and employee incentive payments made in the first quarter of 2007.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at April 1, 2007, increased modestly in comparison to the level at April 2, 2006. Average inventory turns at April 1, 2007, remained consistent with inventory turns at April 2, 2006.

Investing activities for the three months ended April 1, 2007, used cash of $23.5 million as compared to $164.0 million of cash used during the corresponding period in 2006. The reduction in cash used by investing activities was primarily due to two items occurring in the first quarter of 2006: (i) the purchase of Vector for $160.3 million, including transaction costs and net of cash acquired, and (ii) the $16.1 million of cash received associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools businesses. Capital expenditures decreased $3.8 million during the first three months of 2007 as compared to 2006. The Corporation anticipates that its capital spending in 2007 will approximate $120 million.

Financing activities for the three months ended April 1, 2007, used cash of $137.2 million, as compared to $437.6 million of cash used during the corresponding period in 2006. During the first quarter of 2007, the Corporation purchased 1,139,300 shares of its common stock at an aggregate cost of $90.7 million. During the corresponding period in 2006, the Corporation repurchased 1,769,000 shares of its common stock at an aggregate cost of $148.3 million. As of April 1, 2007, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 5,175,795 shares of its common stock. Cash provided on the issuance of common stock decreased $1.1 million for the quarter ended April 1, 2007, as compared to the corresponding 2006 period, due to a lower level of stock option exercises. Cash used in financing activities in the first quarter of 2007 was also affected by the Corporation’s quarterly dividend payments, which declined by $1.2 million, as compared to the corresponding 2006 period, as lower shares outstanding in the first quarter of 2007 more than offset an 11% increase in the Corporation’s dividend per share — from $.38 in the first quarter of 2006 to $.42 in the first quarter of 2007. During the first quarter of 2006, the Corporation’s financing activities included a scheduled long-term debt repayment of $154.6 million.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 41% and 42% at April 1, 2007, and December 31, 2006, respectively. Average debt maturity was 6.6 years at April 1, 2007, as compared to 6.7 years at December 31, 2006. Average long-term debt maturity was 7.7 years at April 1, 2007, as compared to 8.0 years at December 31, 2006.

CONTRACTUAL OBLIGATIONS
As more fully disclosed in Notes 1 and 10 of Notes to the Consolidated Financial Statements, the Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. At April 1, 2007, the Corporation has recognized $460.0 million of liabilities for unrecognized tax benefits. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of April 1, 2007, the Corporation classified $37.4 million of its liabilities for unrecognized tax benefits as a current liability. While the Corporation cannot reasonably predict the timing of the cash flows, if any, associated with its liabilities for unrecognized tax benefits, it believes that such cash flows would principally occur within the next five years.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained under the caption “Hedging Activities”, included in Item 7, and in Notes 1 and 10 of Notes to Consolidated Financial Statements, included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated by reference herein. There have been no material changes in the reported market risks since the end of the most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES
(a)     Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of April 1, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b)     There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended April 1, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As more fully described the Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 11, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” included in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plan (b)

January 1, 2007 through
January 28, 2007	1,139,30	0	$ 79.6	0	1,139,30	0	2,175,79	5
January 29, 2007 through
February 25, 2007		–		$–		–	5,175,79	5
February 26, 2007 through
April 1, 2007		–		$–		–	5,175,79	5

Total	1,139,30	0	$ 79.6	0	1,139,30	0	5,175,79	5

(a) (b)

The periods represent the Corporation’s monthly fiscal calendar.
All purchases by the Corporation of its common stock were made under the repurchase plans that were publicly announced on July 20, 2006, when the Corporation announced it had authorization from its Board of Directors to repurchase 8,000,000 shares, and on October 26, 2006, when the Corporation announced it had authorization from its Board of Directors to repurchase an additional 3,000,000 shares. In addition, the maximum number of shares that may yet be purchased under the plan noted above includes 3,000,000 shares authorized by the Board of Directors on February 8, 2007. There is no expiration date or current intent to terminate the repurchase plans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2007 Annual Meeting of Stockholders was held on April 19, 2007, for the election of directors, to ratify the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2007, and to act on one stockholder proposal. A total of 57,828,686 of the 65,682,976 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

    (1)        Elected the following directors:

Directors	Number of Shares Voted For	Number of Shares Authority Withheld

Nolan D. Archibald	55,568,205	2,260,481
Norman R. Augustine	57,219,221	609,465
Barbara L. Bowles	56,481,956	1,346,730
George W. Buckley	57,048,020	780,666
M. Anthony Burns	57,210,761	617,925
Kim B. Clark	57,234,366	594,320
Manuel A. Fernandez	55,928,978	1,899,708
Benjamin H. Griswold, IV	57,146,843	681,843
Anthony Luiso	56,505,456	1,323,230
Robert L. Ryan	57,168,352	660,334
Mark H. Willes	57,215,303	613,383

(2)

Ratified the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2007 by an affirmative vote of 55,782,941; votes against ratification were 1,596,602; and abstentions were 449,143.

(3)	Rejected the Stockholder Proposal by a negative vote of 30,599,462; affirmative votes for the stockholder proposal were 19,989,567; abstentions were 657,105; and broker non-votes were 6,582,552.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	The Black & Decker Management Annual Incentive Plan, as amended.

10.2	The Black & Decker Corporation Corporate Governance Policies and Procedures Statement, as amended, included in the Corporation's Current Report on Form 8-K filed with the Commission on April 25, 2007, is incorporated herein by reference.

10.3	The description of the compensatory arrangement with the Chief Executive Officer contained in the Corporation's Current Report on Form 8-K filed with the Commission on April 25, 2007, is incorporated herein by reference.

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2007