Form 10-Q
period 2007-07-01
BLACK & DECKER CORP
filed 2007-08-09
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of July 27, 2007:  66,794,869

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

July 1, 2007

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months and Six Months Ended July 1, 2007 and July 2, 2006	3
Consolidated Balance Sheet (Unaudited)
July 1, 2007 and December 31, 2006	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended July 1, 2007 and July 2, 2006	5
Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended July 1, 2007 and July 2, 2006	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	30
Item 6. Exhibits	30
SIGNATURES	31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006

Sales	$1,699.	9	$1,696.	9	$3,277.	1	$3,225.	8
Cost of goods sold	1,112.	0	1,093.	8	2,128.	6	2,079.	1
Selling, general, and administrative expenses	401.	3	376.	8	792.	3	752.	2

Operating Income	186.	6	226.	3	356.	2	394.	5
Interest expense (net of interest income)	20.	0	17.	5	41.	5	31.	2
Other expense	.	2	.	9	1.	3	.	9

Earnings Before Income Taxes	166.	4	207.	9	313.	4	362.	4
Income taxes	48.	4	55.	7	87.	3	97.	1

Net Earnings	$118.	0	$152.	2	$226.	1	$265.	3

Net Earnings Per Common Share - Basic	$1.8	0	$2.0	3	$3.4	6	$3.5	1

Shares Used in Computing Basic Earnings Per
Share (in Millions)	65.	6	75.	0	65.	4	75.	5

Net Earnings Per Common Share - Assuming
Dilution	$1.7	5	$1.9	8	$3.3	6	$3.4	2

Shares Used in Computing Diluted Earnings Per
Share (in Millions)	67.	5	77.	1	67.	3	77.	6

Dividends Per Common Share	$.4	2	$.3	8	$.8	4	$.7	6

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	July 1, 2007	December 31, 2006

Assets
Cash and cash equivalents	$262.0	$233.3
Trade receivables	1,232.5	1,149.6
Inventories	1,151.4	1,063.5
Other current assets	275.8	257.0

Total Current Assets	2,921.7	2,703.4

Property, Plant, and Equipment	598.3	622.2
Goodwill	1,195.0	1,195.6
Other Assets	767.9	726.5

	$5,482.9	$5,247.7

Liabilities and Stockholders' Equity
Short-term borrowings	$99.0	$258.9
Current maturities of long-term debt	150.2	150.2
Trade accounts payable	620.2	458.5
Other current liabilities	889.1	912.0

Total Current Liabilities	1,758.5	1,779.6

Long-Term Debt	1,160.8	1,170.3
Postretirement Benefits	490.5	482.4
Other Long-Term Liabilities	735.0	651.8
Stockholders' Equity
Common stock, par value $.50 per share	33.4	33.4
Capital in excess of par value	55.6	–
Retained earnings	1,556.4	1,473.0
Accumulated other comprehensive income (loss)	(307.3)	(342.8)

Total Stockholders' Equity	1,338.1	1,163.6

	$5,482.9	$5,247.7

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2005	77,357,370	$38.7	$398.8	$1,511.4	$(385.7)	$1,563.2
Comprehensive income (loss):
Net earnings	–	–	–	265.3	–	265.3
Net (loss) on derivative
instruments (net of tax)	–	–	–	–	(10.5)	(10.5)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–	–	–	–	36.2	36.2

Comprehensive income	–	–	–	265.3	25.7	291.0

Cash dividends ($.76 per share)	–	–	–	(57.2)	–	(57.2)
Common stock issued under
stock-based plans (net of
forfeitures)	749,450	.3	41.2	–	–	41.5
Purchase and retirement of
common stock	(4,067,000)	(2.0)	(339.4)	–	–	(341.4)

Balance at July 2, 2006	74,039,820	$37.0	$100.6	$1,719.5	$(360.0)	$1,497.1

	Outstanding Common Shares	Par Value		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2006	66,734,843	$33.4		$–	$1,473.0	$(342.8)	$1,163.6
Comprehensive income (loss):
Net earnings	–	–		–	226.1	–	226.1
Net (loss) on derivative
instruments (net of tax)	–	–		–	–	(11.6)	(11.6)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–	–		–	–	34.3	34.3
Amortization of actuarial losses
and prior service cost (net of tax)	–	–		–	–	12.8	12.8

Comprehensive income	–	–		–	226.1	35.5	261.6

Cumulative effect of adopting
FASB Interpretation No. 48	–	–		–	(7.3)	–	(7.3)
Cash dividends ($.84 per share)	–	–		–	(55.7)	–	(55.7)
Common stock issued under
stock-based plans (net of
forfeitures)	1,193,860		.6	71.2	–	–	71.8
Purchase and retirement of
common stock	(1,195,276)		(.6)	(15.6)	(79.7)	–	(95.9)

Balance at July 1, 2007	66,733,427	$33.4		$55.6	$1,556.4	$(307.3)	$1,338.1

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Six Months Ended
	July 1, 2007	July 2, 2006

Operating Activities
Net earnings	$226.1	$265.3
Adjustments to reconcile net earnings to cash flow from
operating activities:
Non-cash charges and credits:
Depreciation and amortization	74.3	75.2
Stock-based compensation	14.5	15.7
Amortization of actuarial losses and
prior service cost	12.8	14.3
Other	1.5	3.2
Changes in selected working capital items (net of
effects of business acquired):
Trade receivables	(64.6)	(42.5)
Inventories	(70.1)	(24.8)
Trade accounts payable	158.1	81.5
Other current liabilities	(31.6)	(162.7)
Other assets and liabilities	22.2	(44.2)

Cash Flow From Operating Activities	343.2	181.0

Investing Activities
Capital expenditures	(46.6)	(49.3)
Proceeds from disposal of assets	3.7	6.0
Purchase of business, net of cash acquired	–	(158.4)
Reduction in purchase price of previously acquired business	–	16.1
Cash inflow from hedging activities	–	1.4
Cash outflow from hedging activities	(21.4)	(1.8)
Other investing activities	–	.2

Cash Flow From Investing Activities	(64.3)	(185.8)

Financing Activities
Net decrease in short-term borrowings	(161.0)	(120.3)
Payments on long-term debt	(.1)	(154.9)
Purchase of common stock	(95.9)	(341.4)
Issuance of common stock	57.7	28.1
Cash dividends	(55.7)	(57.2)

Cash Flow From Financing Activities	(255.0)	(645.7)
Effect of exchange rate changes on cash	4.8	5.2

Increase (Decrease) In Cash And Cash Equivalents	28.7	(645.3)
Cash and cash equivalents at beginning of period	233.3	967.6

Cash And Cash Equivalents At End Of Period	$262.0	$322.3

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

Operating results for the three- and six-month periods ended July 1, 2007, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts presented for the three and six months ended July 2, 2006, have been reclassified to conform to the 2007 presentation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended July 1, 2007, and July 2, 2006, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended July 1, 2007, and July 2, 2006, was $138.8 million and $160.3 million, respectively.

Adoption of FASB Interpretation No. 48
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Corporation adopted FIN 48 effective January 1, 2007. Consistent with its past practice, the Corporation continued to recognize interest and penalties as income tax expense. The impact of the adoption of FIN 48 is more fully disclosed in Note 11.

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value, with the change in unrealized gains and losses on items for which the fair value option has been elected reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Corporation has not yet: (i) determined whether it will elect the fair value option provided under SFAS No. 159 in measuring certain financial assets and liabilities; or (ii) evaluated the effect of adoption of the fair value option provided in SFAS No. 159 on its earnings or financial position.

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

Accounts receivable	$18.8
Inventories	42.5
Property and equipment	2.6
Goodwill	80.0
Intangible assets	30.9
Other current and long-term assets	9.1

Total assets acquired	183.9

Accounts payable and accrued liabilities	16.6
Other liabilities	8.8

Total liabilities	25.4

Fair value of net assets acquired	$158.5

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	July 1, 2007	December 31, 2006

FIFO cost
Raw materials and work-in-process	$285.0	$284.4
Finished products	864.0	769.6

	1,149.0	1,054.0
Adjustment to arrive at LIFO inventory value	2.4	9.5

	$1,151.4	$1,063.5

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT AND LONG-TERM DEBT
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $200.2 million and $504.3 million for the six-month periods ended July 1, 2007, and July 2, 2006, respectively. The amount available for borrowing under the Corporation’s commercial paper program and supporting credit facility was $909.7 million at July 1, 2007.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $309.1 million and $341.5 million were included in the Consolidated Balance Sheet at July 1, 2007, and December 31, 2006, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

On July 2, 2007, the Corporation repaid $150.0 million of maturing 6.55% notes. Also on July 2, 2007, $75.0 million notional amount of fixed-to-variable interest rate swaps expired.

NOTE 5: POSTRETIREMENT BENEFITS
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and six months ended July 1, 2007, and July 2, 2006 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Three Months Ended		Three Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Service cost	$6.5	$6.2	$3.6	$3.6
Interest cost	15.6	14.6	9.8	9.5
Expected return on plan assets	(18.9)	(19.2)	(9.7)	(8.6)
Amortization of prior service cost	.6	.8	.4	.4
Amortization of net actuarial loss	6.6	6.2	3.2	4.3

Net periodic cost	$10.4	$8.6	$7.3	$9.2

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Six Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Service cost	$13.0	$12.4	$7.2	$7.1
Interest cost	31.2	29.2	19.4	18.7
Expected return on plan assets	(37.8)	(38.4)	(19.2)	(16.9)
Amortization of prior service cost	1.1	1.7	.8	.8
Amortization of net actuarial loss	13.2	12.4	6.3	8.4

Net periodic cost	$20.7	$17.3	$14.5	$18.1

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. Net periodic cost related to these defined benefit postretirement plans were $.4 million and $.8 million for the three and six months ended July 1, 2007, respectively, and $.8 million and $1.6 million for the three and six months ended July 2, 2006, respectively.

NOTE 6: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended				Six Months Ended
(Amounts in Millions Except Per Share Data)	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006

Numerator:
Net earnings	$118.	0	$152.	2	$226.	1	$265.	3

Denominator:
Denominator for basic earnings per share -
weighted-average shares	65.	6	75.	0	65.	4	75.	5
Employee stock options and other
stock-based awards	1.	9	2.	1	1.	9	2.	1

Denominator for diluted earnings per share
- adjusted weighted-average shares and
assumed conversions	67.	5	77.	1	67.	3	77.	6

Basic earnings per share	$1.8	0	$2.0	3	$3.4	6	$3.5	1

Diluted earnings per share	$1.7	5	$1.9	8	$3.3	6	$3.4	2

NOTE 7: STOCKHOLDERS’ EQUITY
During the six months ended July 1, 2007, the Corporation repurchased 1,195,276 shares of its common stock at a total cost of $95.9 million. During the three months ended April 1, 2007, the amount of share repurchases — after reducing the related par value — created a deficit in the Corporation’s capital in excess of par value. To eliminate that deficit, the Corporation charged $79.7 million to retained earnings.

NOTE 8: SHARE-BASED COMPENSATION
As more fully disclosed in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation adopted SFAS No. 123R on January 1, 2006. The Corporation recognized total stock-based compensation costs of $8.1 million and $14.5 million for the three and six months ended July 1, 2007, respectively, and $7.6 million and $15.7 million for the three and six months ended July 2, 2006, respectively.

The number of shares granted under the Corporation’s stock option and restricted stock plans during the six months ended July 1, 2007, the exercise price, and the related weighted-average grant-date fair values were as follows:

	Underlying Shares		Exercise Price		Grant Date Fair Value

Options Granted	773,87	0	$88.3	7	$22.9	5
Restricted Stock Granted	246,48	7			$88.3	7

The options granted are exercisable in equal annual installments over a period of four years. Under the restricted stock plan restrictions on grants generally expire four years from the date of issuance.

The following table summarizes the significant assumptions used to determine the grant-date fair value of options granted during the six-month period ended July 1, 2007:

Volatility	25.3%
Dividend yield	1.90%
Risk-free interest rate	4.56%
Expected life in years	5.5

As more fully disclosed in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the stock price on the grant date.

NOTE 9: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended July 1, 2007	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,242.6	$253.4	$176.4	$1,672.4	$27.5	$–	$1,699.9
Segment profit (loss) (for Consoli-
dated, operating income)	154.1	30.4	27.6	212.1	4.2	(29.7)	186.6
Depreciation and amortization	24.6	6.0	5.3	35.9	.5	.7	37.1
Capital expenditures	14.7	5.9	4.7	25.3	.3	.9	26.5

Three Months Ended July 2, 2006

Sales to unaffiliated customers	$1,266.8	$261.8	$174.2	$1,702.8	$(5.9)	$–	$1,696.9
Segment profit (loss) (for Consoli-
dated, operating income)	177.8	41.4	26.1	245.3	(.5)	(18.5)	226.3
Depreciation and amortization	26.4	6.4	4.9	37.7	(.3)	.4	37.8
Capital expenditures	18.7	3.5	3.2	25.4	(.1)	.1	25.4

Six Months Ended July 1, 2007

Sales to unaffiliated customers	$2,390.7	$500.2	$348.8	$3,239.7	$37.4	$–	$3,277.1
Segment profit (loss) (for Consoli-
dated, operating income)	296.1	58.1	54.9	409.1	5.9	(58.8)	356.2
Depreciation and amortization	48.7	13.2	10.3	72.2	.8	1.3	74.3
Capital expenditures	27.4	10.7	7.0	45.1	.4	1.1	46.6

Six Months Ended July 2, 2006

Sales to unaffiliated customers	$2,392.4	$513.7	$345.2	$3,251.3	$(25.5)	$–	$3,225.8
Segment profit (loss) (for Consoli-
dated, operating income)	316.1	75.0	50.4	441.5	(2.6)	(44.4)	394.5
Depreciation and amortization	53.0	12.2	9.6	74.8	(.7)	1.1	75.2
Capital expenditures	38.6	5.1	5.9	49.6	(.4)	.1	49.3

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Segment profit for total reportable business segments	$212.1	$245.3	$409.1	$441.5
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to
actual rates	4.2	(.5)	5.9	(2.6)
Depreciation of Corporate property	(.3)	(.3)	(.5)	(.5)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(5.0)	(6.3)	(9.8)	(12.5)
Other adjustments booked in consolidation directly
related to reportable business segments	(4.9)	(2.0)	(3.6)	(4.3)
Amounts allocated to businesses in arriving at segment
profit in excess of (less than) Corporate center operating
expenses, eliminations, and other amounts identified above	(19.5)	(9.9)	(44.9)	(27.1)

Operating income	186.6	226.3	356.2	394.5
Interest expense, net of interest income	20.0	17.5	41.5	31.2
Other expense	.2	.9	1.3	.9

Earnings before income taxes	$166.4	$207.9	$313.4	$362.4

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Interest expense	$24.0	$24.7	$49.5	$49.4
Interest (income)	(4.0)	(7.2)	(8.0)	(18.2)

	$20.0	$17.5	$41.5	$31.2

NOTE 11: INCOME TAXES
As disclosed in Note 1, the Corporation adopted FIN 48 effective January 1, 2007. Upon adoption, the Corporation recorded the cumulative effect of the change in accounting principle of $7.3 million as a reduction to retained earnings. In addition, the Corporation recognized a $152.9 million increase in the liability for unrecognized tax benefits, a $157.8 million reduction in deferred tax liabilities, and a $12.2 million net reduction in deferred tax assets. Upon adoption on January 1, 2007, the Corporation recognized $456.3 million of liabilities for unrecognized tax benefits (tax reserves) of which $96.8 million related to interest. The liabilities for unrecognized tax benefits at January 1, 2007, included $38.6 million for which the disallowance of such items would not affect the annual effective tax rate. Non-current tax reserves are recorded in Other Long-Term Liabilities in the Consolidated Balance Sheet.

The Corporation conducts business globally and, as a result, the Corporation and/or one or more of its subsidiaries files income tax returns in the federal and various state jurisdictions in the U.S. as well as in various jurisdictions outside of the U.S. In certain jurisdictions, the Corporation is either currently in the process of a tax examination or the statute of limitations has not yet expired. The Corporation generally remains subject to examination of its U.S. federal income tax returns for 2003 and later years. However, as more fully disclosed in Note 12, the Corporation’s U.S. income tax returns for 1998 through 2000 are currently subject to legal proceedings. The Corporation generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification of the states. The Corporation generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. from three to five years after the date the return was filed. However, in Canada and Germany, the Corporation remains subject to examination of its tax returns for 1999 and later years.

Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s financial statements or income tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The Corporation is currently undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany, and the United Kingdom. Further, the Corporation is subject to legal proceedings regarding certain of its tax positions in a number of countries, including the U.S. and Italy. A discussion of a significant tax matter that is subject of current litigation between the Corporation and U.S. Internal Revenue Service (IRS) is included in Note 12. The final outcome of the future tax consequences of these examinations and legal proceedings as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change. As more fully described in Note 12, the Corporation is subject to legal proceedings between the Corporation and IRS relating to an audit of its tax years 1998 through 2000. It is reasonably possible that a settlement can be reached with the IRS and the United States Department of Justice within the next twelve months. If a settlement cannot be reached, the Corporation does not believe that a change to its tax reserves for this matter would occur in the next twelve months (other than the ongoing accrual of interest related to this matter).

The Corporation’s effective tax rate was 29.1% and 26.8% for the three-month periods ended July 1, 2007, and July 2, 2006, respectively, and 27.9% and 26.8% for the first six months of 2007 and 2006, respectively. The Corporation’s income tax expense and resultant effective tax rate, for both the three- and six-month periods ended July 1, 2007, and July 2, 2006, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. In addition, the Corporation’s income tax expense and resultant effective rate for the three and six months ended July 1, 2007, was based upon the recognition, derecognition and measurement requirements of FIN 48, including the recognition of any interest relating to tax uncertainties ratably over the interim periods.

As of July 1, 2007, the Corporation has recognized $528.7 million of liabilities for unrecognized tax benefits. The liabilities for unrecognized tax benefits at July 1, 2007, include $86.6 million for which the disallowance of such items would not affect the annual effective tax rate.

NOTE 12: LITIGATION AND CONTINGENT LIABILITIES
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

During 2003, the Corporation received notices of proposed adjustments from the IRS in connection with audits of the tax years 1998 through 2000. The Corporation vigorously disputes the position taken by the IRS in this matter. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit Court). In February 2006, the Fourth Circuit Court decided two of three issues in the Corporation’s favor and remanded the third issue for trial in the Court. In February 2007, the Corporation and the IRS requested that the Court postpone the trial as the parties would be attempting to settle the matter. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $176 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. Any negotiated settlement would fall within these ranges. In the event that a settlement cannot be reached, the matter would proceed to trial. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest.

The Corporation’s estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of July 1, 2007, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 74%, 15%, and 11%, respectively, of the Corporation’s sales for the six-month period ended July 1, 2007.

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

An overview of the Corporation’s results of operations for the three- and six-month periods ended July 1, 2007, includes the following:

o	Sales of $1,699.9 million for the three-month period ended July 1, 2007, approximated sales in the corresponding period in 2006. While the effects of pricing actions and of a weaker U.S. dollar as compared to most other currencies caused a 1% and 2% increase, respectively, in the Corporation’s consolidated sales during the second quarter of 2007, those favorable effects were offset by a 3% decline in unit volume.

o	For the six-month period ended July 1, 2007, sales increased 2% over the corresponding period in 2006 to $3,277.1 million. The incremental effects of the Vector business, acquired on March 1, 2006, resulted in an increase in sales by 1% during the six-month period ended July 1, 2007. In addition, the effects of pricing actions and of a weaker U.S. dollar as compared to most other currencies caused a 1% and 2% increase, respectively, in the Corporation’s consolidated sales during the first half of 2007. However, those favorable effects were partially offset by a 2% decline in unit volume.

o	Operating income as a percentage of sales decreased by approximately 230 basis points and 130 basis points for the three- and six-month periods ended July 1, 2007, respectively, from the corresponding periods in 2006. Rising commodity costs increased cost of goods sold by approximately $40 million and $90 million during the three- and six-month periods ended July 1, 2007, respectively, over the corresponding periods in 2006. On an annual basis, those rising commodity costs are expected to increase cost of goods sold by approximately $165 million in 2007 over the 2006 level. The Corporation anticipates that operating income as a percentage of sales will decrease in 2007 as compared to 2006 by approximately 100 basis points primarily as a result of rising commodity costs which are likely to be only partially offset by improved productivity and the effect of price increases instituted in late 2006.

o	Interest expense (net of interest income) increased by $2.5 million and $10.3 million for the three- and six-month periods ended July 1, 2007, respectively, over the corresponding 2006 periods due primarily to lower interest income associated with lower levels of cash and cash equivalents.

o	Net earnings were $118.0 million, or $1.75 per share on a diluted basis, for the three-month period ended July 1, 2007, as compared to net earnings of $152.2 million, or $1.98 per share on a diluted basis, for the three-month period ended July 2, 2006. For the first half of 2007, net earnings were $226.1 million, or $3.36 per share on a diluted basis, as compared to $265.3 million, or $3.42 per share on a diluted basis, in the corresponding period in 2006. During the first six months of 2007, the Corporation repurchased approximately 1.1 million shares of its common stock under an ongoing share repurchase program at a cost of $90.7 million. As a result of the Corporation’s share repurchase program, shares used in computing diluted earnings per share for the three- and six-month periods ended July 1, 2007, declined by 12% and 13%, respectively, as compared to the corresponding 2006 periods.

The preceding information is an overview of certain information for the three- and six-month periods ended July 1, 2007, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

RESULTS OF OPERATIONS

The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended July 1, 2007 and July 2, 2006:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended		Six Months Ended
(Dollars in Millions)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Total sales	$ 1,699.9	$ 1,696.9	$ 3,277.1	$ 3,225.8

Unit volume - existing (a)	(3)%	–%	(2)%	1%
Unit volume - acquired (b)	–%	2%	1%	1%
Price	1%	(2)%	1%	(1)%
Currency	2%	–%	2%	(1)%

Change in total sales	–%	–%	2%	–%

(a) (b)	Represents change in unit volume for businesses where year-to-year comparability exists.
  Represents change in unit volume for businesses that were acquired and were not included in prior period results.
  For example, for the six months ended July 1, 2007, this represents sales of the Vector business for January and February 2007. The Corporation acquired Vector on March 1, 2006.

Total consolidated sales for the three-month period ended July 1, 2007, approximated sales in the corresponding 2006 period and increased 2% for the six-month period ended July 1, 2007, over the corresponding 2006 period. Unit volume of existing businesses declined 3% and 2% for the three- and six-month periods ended July 1, 2007, as compared to the corresponding periods in 2006, respectively. Those unit volume declines were driven by lower sales in the United States due, in part, to weak demand in the face of slowing residential construction and were partially offset by higher sales of power tools and accessories outside the United States. The lower sales in the United States during the six-month period ended July 1, 2007, were partially mitigated by higher sales to certain large retailers due to both the support of promotional activities by those retailers and the restocking by a major retailer as that retailer replenished its inventories from the low levels at which it exited calendar year 2006. The incremental impact of the Vector business contributed 1% to sales in the first half of 2007. Pricing actions instituted in late 2006 had a 1% positive effect on sales for both the three- and six-month periods ended July 1, 2007, as compared to the corresponding periods in 2006. The effects of a weaker U.S. dollar as compared to most other currencies, particularly the euro and pound sterling, caused a 2% increase in the Corporation’s consolidated sales during the three- and six-month periods ended July 1, 2007, over the corresponding period in 2006.

A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, and operating income—all expressed as a percentage of sales—follows:

	Three Months Ended		Six Months Ended
(Percentage of sales)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Gross margin	34.6%	35.5%	35.1%	35.5%
Selling, general, and administrative expenses	23.6%	22.2%	24.2%	23.3%
Operating income	11.0%	13.3%	10.9%	12.2%

The Corporation reported consolidated operating income of $186.6 million, or 11.0% of sales, during the three months ended July 1, 2007, as compared to operating income of $226.3 million, or 13.3% of sales, in the corresponding period in 2006. Operating income for the six months ended July 1, 2007, was $356.2 million, or 10.9% of sales, as compared to operating income of $394.5 million, or 12.2% of sales, in the corresponding period in 2006.

Consolidated gross margin as a percentage of sales declined by 90 basis points and 40 basis points from the 2006 levels to 34.6% and 35.1% for the three- and six-month periods ended July 1, 2007, respectively. Rising commodity costs negatively impacted gross margin during the three- and six-month periods ended July 1, 2007, adding approximately $40 million and $90 million of incremental costs, respectively, over the corresponding periods in 2006. However, that negative impact, together with the effect of lower volume, was partially offset by increased productivity, pricing increases implemented by the Corporation in late 2006, favorable currency effects, and restructuring and integration benefits.

Consolidated selling, general, and administrative expenses as a percentage of sales increased by 140 basis points and 90 basis points over the 2006 levels to 23.6% and 24.2% for the three- and six-month periods ended July 1, 2007, respectively. Selling, general and administrative expenses increased by $24.5 million and $40.1 million for the three- and six-month periods ended July 1, 2007, respectively, over the corresponding 2006 periods. The effects of foreign currency translation and incremental investments to drive demand accounted for the majority of that increase for the three months ended July 1, 2007. The effects of foreign currency translation, incremental investments to drive demand, and the incremental impact of the acquired Vector business accounted for approximately three-fourths of the increase for the six months ended July 1, 2007.

Consolidated net interest expense (interest expense less interest income) for the three months ended July 1, 2007, was $20.0 million as compared to net interest expense of $17.5 million for the three months ended July 2, 2006. Net interest expense for the six months ended July 1, 2007, and July 2, 2006, was $41.5 million and $31.2 million, respectively. The increase in net interest expense for both the three and six months ended July 1, 2007, was primarily due to lower interest income associated with lower levels of cash and cash equivalents.

Other expense was $.2 million and $.9 million for the three months ended July 1, 2007, and July 2, 2006, respectively. Other expense for the six months ended July 1, 2007, and July 2, 2006, was $1.3 million and $.9 million, respectively.

Consolidated income tax expense of $48.4 million and $87.3 million was recognized on the Corporation’s earnings before taxes of $166.4 million and $313.4 million for the three- and six-month periods ended July 1, 2007, respectively. The Corporation’s effective tax rates of 29.1% and 27.9% for the three- and six-month periods ended July 1, 2007, respectively, were higher than the 26.8% rate recognized in both of the corresponding periods of 2006 due principally to the higher levels of tax expense associated with income tax uncertainties. The Corporation expects that its adoption of FIN 48 is likely to result in a more volatile effective tax rate, on an interim basis, than that experienced over the past several years.

The Corporation reported net earnings of $118.0 million, or $1.75 per share on a diluted basis, for the three-month period ended July 1, 2007, as compared to net earnings of $152.2 million, or $1.98 per share on a diluted basis, for the corresponding period in 2006. The Corporation reported net earnings of $226.1 million, or $3.36 per share on a diluted basis, for the six-month period ended July 1, 2007, as compared to net earnings of $265.3 million, or $3.42 per share on a diluted basis, for the corresponding period in 2006. In addition to the matters previously noted, diluted earnings per share for both the three- and six-month periods ended July 1, 2007, also benefited from lower shares outstanding. Shares used in computing diluted earnings per share for the three- and six-month periods ended July 1, 2007, declined by 12% and 13%, respectively, as compared to the corresponding 2006 periods, as a result of the Corporation’s share repurchase program.

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

Power Tools and Accessories

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Sales to unaffiliated customers	$1,242.6	$1,266.8	$2,390.7	$2,392.4
Segment profit	154.1	177.8	296.1	316.1

Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2007 decreased 2% from the 2006 level. That decrease primarily resulted from lower sales in the United States, which was partially offset by higher sales internationally.

Sales in North America decreased at mid-single-digit rate during the second quarter of 2007 from the level experienced in the corresponding period in 2006. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a high-single-digit rate — due, in part, to the weak residential housing market — as a double-digit rate of decline in sales to the industrial and construction channel was coupled with a low-single-digit rate of decline in the retail channel. The sales decline in the retail channel was somewhat mitigated by listing gains. Sales for the consumer power tools and accessories business in the United States decreased at a mid-single-digit rate. That decrease was principally a result of lower sales of pressure washers and automotive and electronic products, which were partially offset by higher sales of consumer power tools and accessories. In Canada, sales decreased at a mid-single-digit rate from the 2006 level, as a double-digit rate of decline in sales of the consumer power tools and accessories business was partially offset by a low-single-digit rate of increase in sales of the industrial power tools and accessories business.

Sales in Europe increased at a mid-single-digit rate during the second quarter of 2007 over the level experienced in the corresponding period in 2006. Sales of the Corporation’s industrial power tools and accessories business in Europe increased at a double-digit rate, with higher sales realized in all key markets. Sales of the Corporation’s consumer power tools and accessories business in Europe decreased at a mid-single-digit rate primarily as a result of lower sales of lawn and garden products due, in part, to a difficult comparison to the 2006 period which benefited from the sell-in of a new product.

Sales in other geographic areas increased at a double-digit rate in the second quarter of 2007 over the level experienced in the corresponding period in 2006. That growth resulted from a double-digit rate of increase in both Latin America and Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.4% for the three months ended July 1, 2007, as compared to 14.0% for the corresponding 2006 period. Gross margin as a percentage of sales for the second quarter of 2007 declined in comparison to the corresponding 2006 period, primarily as a result of commodity inflation. That commodity inflation, coupled with expenses associated with certain excess inventories in North America and with the effect of lower volume, was partially offset by the favorable effects of product mix as well as productivity and restructuring/integration initiatives. Selling, general, and administrative expenses as a percentage of sales was higher for the second quarter of 2007 as compared to the corresponding 2006 period, due both to the de-leveraging of expenses over a lower sales base and to higher costs associated with marketing initiatives undertaken to spur demand in the United States.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended July 1, 2007, approximated the 2006 level. During the first six months of 2007, the acquired Vector business resulted in a 1% increase in sales, which was offset by a 1% decrease in sale of the legacy power tools and accessories businesses.

Sales in North America decreased at a mid-single-digit rate during the six months ended July 1, 2007, from the level experienced in the corresponding period in 2006. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a high-single-digit rate — due, in part, to the weak residential housing market — as a double-digit rate of decline in sales to the industrial and construction channel was partially offset by a low-single-digit rate of increase in sales to certain large retailers. The higher sales to those large retailers were, in part, in support of promotional activities by those retailers. In addition, the industrial power tools and accessories business benefited from restocking by a major retailer as that retailer replenished its inventories from the low levels at which it exited calendar year 2006. Sales of the consumer power tools and accessories business in the United States increased modestly over the 2006 level due to the incremental sales of the acquired Vector business. Excluding those incremental sales, sales for the consumer power tools and accessories business declined at a low-single-digit rate from the 2006 period. That decline resulted from lower sales of pressure washers and automotive and electronic products, which was partially offset by higher sales of consumer power tools and accessories and lawn and garden products. In Canada, sales decreased at a low-single-digit rate as modestly higher sales of the industrial power tools and accessories business were offset by a mid-single-digit rate of decline in sales of the consumer power tools and accessories business.

Sales in Europe increased at a mid-single-digit rate during the six months ended July 1, 2007, over the level experienced in the corresponding period in 2006. Sales increased in all key markets with the exception of the United Kingdom. Sales of the Corporation’s industrial power tools and accessories business in Europe increased at a double-digit rate. Sales of the Corporation’s consumer power tools and accessories business in Europe decreased at a low-single-digit rate primarily as a result of lower sales of lawn and garden products that were partially offset by higher sales of other consumer products due, in part, to the sales of automotive and electronics products.

Sales in other geographic areas increased at a double-digit rate during the six months ended July 1, 2007, over the level experienced in the corresponding period in 2006. That increase resulted from a double-digit rate of increase in Latin America and a high-single-digit rate of increase in Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.4% for the six-month period ended July 1, 2007, as compared to 13.2% for the corresponding 2006 period. Gross margin as a percentage of sales for the 2007 period decreased from the corresponding 2006 period as commodity inflation exceeded the positive effects of both favorable mix and benefits from productivity and restructuring and integration initiatives. Selling, general, and administrative expenses as a percentage of sales was higher for the 2007 period, as compared to the corresponding 2006 period, due to higher costs associated with marketing initiatives.

Hardware and Home Improvement

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Sales to unaffiliated customers	$253.4	$261.8	$500.2	$513.7
Segment profit	30.4	41.4	58.1	75.0

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 3% during both the three- and six-month periods ended July 1, 2007, from the corresponding periods in 2006. Sales of security hardware decreased at a high-single-digit rate during both the second quarter of 2007 and the first half of 2007, from the corresponding periods in 2006, primarily due to effects of the U.S. housing slowdown. Sales of plumbing products rose at a double-digit rate during both the three- and six-month periods ended July 1, 2007, as compared to the corresponding periods in 2006, driven by growth in the retail channel, due, in part, to increased product listings and sales of newly introduced products.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 15.8% and 14.6% for the three and six months ended July 2, 2006, respectively, to 12.0% and 11.6% for the three and six months ended July 1, 2007, respectively. The decrease in segment profit as a percentage of sales during the three- and six-month periods ended July 1, 2007, was attributable to a decline in gross margin as a percentage of sales and an increase in selling, general, and administrative expenses as a percentage of sales. While the effects of price increases and productivity offset commodity inflation, gross margin as a percentage of sales decreased principally due to de-leveraging of expenses in light of lower volumes and unfavorable mix. Additionally, selling, general, and administrative expenses as a percentage of sales were higher for both the three- and six-month periods ended July 1, 2007, as compared to the prior year’s levels, due to the de-leveraging of expenses given lower sales and to higher expenses to launch new products.

Fastening and Assembly Systems

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Sales to unaffiliated customers	$176.4	$174.2	$348.8	$345.2
Segment profit	27.6	26.1	54.9	50.4

Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 1% for both the three- and six-month periods ended July 1, 2007, over the corresponding periods in 2006. Sales of the North American automotive business decreased at a mid-single-digit rate during both the second quarter and first six months of 2007 from the corresponding periods in 2006. Sales of the North American industrial business decreased at a mid-single-digit rate during both the second quarter and the first half of 2007 from the corresponding periods in 2006. Sales in Europe during both the second quarter and first six months of 2007 increased at a mid-single-digit rate over the corresponding 2006 period as a result of double-digit rate of growth in the industrial business and a low single-digit rate of growth in the European automotive business. Sales in Asia during both the second quarter and first six months of 2007 increased at a high-single-digit rate over the 2006 levels.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 15.0% in the second quarter of 2006 to 15.7% in the second quarter of 2007 and from 14.6% in the first half of 2006 to 15.7% in the corresponding period in 2007. Better profitability in the European industrial business during both the second quarter and first six months of 2007 — due, in part, to the leverage of fixed costs over higher sales volume — drove the improvements.

Other Segment-Related Matters

As indicated in the first table of Note 9 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments, and Eliminations was $(29.7) million and $(58.8) million for the three- and six-month periods ended July 1, 2007, respectively, as compared to $(18.5) million and $(44.4) million, respectively, for the corresponding periods in 2006. The increase in Corporate expenses during the three months ended July 1, 2007, was primarily due to higher expenses associated with intercompany eliminations, principally related to foreign currency effects, and higher expenses directly related to the reportable business segments. On a year-to-date basis, the increase in Corporate expenses was due to higher expenses associated with intercompany eliminations, principally related to foreign currency effects, and to the negative effects of a foreign currency loss by a Corporate subsidiary.

As more fully described in Note 9 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that its pension and other postretirement benefits costs in 2007 will approximate the costs recognized in 2006. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 9 of Notes to Consolidated Financial Statements was $5.0 million and $9.8 million for the three- and six-month periods ended July 1, 2007, respectively, as compared to $6.3 million and $12.5 million, respectively, for the corresponding periods in 2006. These decreases reflect the effect of pension and other postretirement benefit expenses in 2007 — exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments — not allocated to the reportable business segments.

Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $4.9 million and $3.6 million for the three- and six-month periods ended July 1, 2007, respectively, as compared to $2.0 million and $4.3 million, respectively, for the corresponding periods in 2006. The segment-related expenses excluded from segment profit for both the three- and six-month periods ended July 1, 2007, and July 2, 2006, primarily related to the Power Tools and Accessories segment.

CRITICAL ACCOUNTING POLICIES
As more fully described in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment.

As more fully disclosed in Notes 1 and 11 of Notes to Consolidated Financial Statements, the Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The Corporation considers many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements.

FINANCIAL CONDITION
Operating activities provided cash of $343.2 million for the six months ended July 1, 2007, as compared to $181.0 million of cash provided in the corresponding period in 2006. That increase during the six months ended July 1, 2007, over the corresponding period in 2006, was primarily due to lower working capital requirements. The 2007 operating cash flow effect of an increase in accounts payable — associated with both seasonality and production levels — was partially offset by an increase in trade receivables and inventory — associated with seasonality. The operating cash flow effect of the decrease in other current liabilities was lower in the 2007 period due to the higher income tax payments during the 2006 period associated with the Corporation’s repatriation of foreign earnings under the American Jobs Creation Act of 2004 and with the lower level of customer and employee incentive payments made in the first six months of 2007.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at July 1, 2007, increased modestly over the level at July 2, 2006. Average inventory turns at July 1, 2007, remained consistent with inventory turns at July 2, 2006.

Investing activities for the six months ended July 1, 2007, used cash of $64.3 million as compared to $185.8 million of cash used during the corresponding period in 2006. During the first six months of 2006, the Corporation purchased Vector for $158.4 million, including transaction costs and net of cash acquired, and received $16.1 million associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools businesses. Outflows from hedging activities increased $19.6 million during the first six months of 2007 over the corresponding period in 2006. Capital expenditures decreased $2.7 million during the first six months of 2007 from the same period in 2006. The Corporation anticipates that its capital spending in 2007 will approximate $120 million.

Financing activities for the six months ended July 1, 2007, used cash of $255.0 million, as compared to $645.7 million of cash used during the corresponding period in 2006. During the six months ended July 1, 2007, the Corporation used $95.9 million for share repurchases. Those share repurchases included open-market purchases of 1,139,300 shares of its common stock at an aggregate cost of $90.7 million as well as the purchase from affiliates of 55,976 shares of its common stock at an aggregate cost of $5.2 million to satisfy their tax withholding requirements associated with the vesting of restricted stock grants. During the corresponding period in 2006, the Corporation repurchased 4,067,000 shares of its common stock at an aggregate cost of $341.4 million. As of July 1, 2007, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 5,175,795 shares of its common stock. Subsequent to July 1, 2007, and through August 9, 2007, the Corporation repurchased 1,448,787 shares of its common stock at an aggregate cost of $124.8 million. During the first six months of 2006, the Corporation paid $154.6 million for a scheduled repayment of term debt. Cash provided on the issuance of common stock increased $29.6 million for the six months ended July 1, 2007, over the corresponding 2006 period due to the higher level of stock option exercises. Cash used in financing activities in the 2007 period was also affected by the Corporation’s quarterly dividend payments, which increased 11% on a per share basis — from $.76 in the first half of 2006 to $.84 in the first half of 2007. On July 2, 2007, the Corporation repaid $150.0 million of maturing 6.55% notes.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 36% and 42% at July 1, 2007, and December 31, 2006, respectively. Average debt maturity was 7.0 years at July 1, 2007, as compared to 6.7 years at December 31, 2006. Average long-term debt maturity was 7.5 years at July 1, 2007, as compared to 8.0 years at December 31, 2006.

CONTRACTUAL OBLIGATIONS
As more fully disclosed in Notes 1 and 11 of Notes to the Consolidated Financial Statements, the Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. At July 1, 2007, the Corporation has recognized $528.7 million of liabilities for unrecognized tax benefits. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of July 1, 2007, the Corporation classified $37.4 million of its liabilities for unrecognized tax benefits as a current liability. While the Corporation cannot reasonably predict the timing of the cash flows, if any, associated with its liabilities for unrecognized tax benefits, it believes that such cash flows would principally occur within the next five years.

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

ITEM 4. CONTROLS AND PROCEDURES
(a)     Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of July 1, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b)     There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended July 1, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As more fully described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 12, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information about shares of common stock that the Corporation acquired during the second quarter of 2007. During the three-month period ended July 1, 2007, the Corporation did not repurchase any common shares under the Corporation’s publicly announced common share repurchase program.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan (c)

April 2, 2007 through
April 29, 2007		–		$–	–	5,175,79	5
April 30, 2007 through
May 27, 2007	55,976	(b)	$ 92.8	0	–	5,175,79	5
May 28, 2007 through
July 1, 2007		–		$–	–	5,175,79	5

Total	55,976		$ 92.8	0	–	5,175,79	5

(a) (b) (c)

The periods represent the Corporation’s monthly fiscal calendar.
Consists of 55,976 shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.
On October 26, 2006, the Corporation announced it had authorization from its Board of Directors to repurchase 3,000,000 shares. In addition, on February 8, 2007, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 3,000,000 shares. There is no expiration date or current intent to terminate the repurchase plans.

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

Date: August 9, 2007