Form 10-Q
period 2007-09-30
BLACK & DECKER CORP
filed 2007-11-08
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of October 26, 2007:  62,535,929

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

September 30, 2007

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months and Nine Months Ended September 30, 2007 and October 1, 2006	3
Consolidated Balance Sheet (Unaudited)
September 30, 2007 and December 31, 2006	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2007 and October 1, 2006	5
Consolidated Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and October 1, 2006	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	32
Item 6. Exhibits	32
SIGNATURES	33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended				Nine Months Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006

Sales	$1,633.	6	$1,610.	2	$4,910.	7	$4,836.	0
Cost of goods sold	1,077.	7	1,052.	1	3,206.	3	3,131.	2
Selling, general, and administrative expenses	391.	4	365.	6	1,183.	7	1,117.	8

Operating Income	164.	5	192.	5	520.	7	587.	0
Interest expense (net of interest income)	19.	9	20.	7	61.	4	51.	9
Other expense	.	9	.	9	2.	2	1.	8

Earnings Before Income Taxes	143.	7	170.	9	457.	1	533.	3
Income taxes	39.	1	45.	8	126.	4	142.	9

Net Earnings	$104.	6	$125.	1	$330.	7	$390.	4

Net Earnings Per Common Share - Basic	$1.6	3	$1.7	9	$5.0	9	$5.3	0

Shares Used in Computing Basic Earnings Per
Share (in Millions)	64.	2	70.	1	65.	0	73.	7

Net Earnings Per Common Share - Assuming
Dilution	$1.5	9	$1.7	4	$4.9	5	$5.1	6

Shares Used in Computing Diluted Earnings Per
Share (in Millions)	65.	8	71.	9	66.	8	75.	7

Dividends Per Common Share	$.4	2	$.3	8	$1.2	6	$1.1	4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	September 30, 2007	December 31, 2006

Assets
Cash and cash equivalents	$222.1	$233.3
Trade receivables	1,241.8	1,149.6
Inventories	1,250.4	1,063.5
Other current assets	306.4	257.0

Total Current Assets	3,020.7	2,703.4

Property, Plant, and Equipment	586.7	622.2
Goodwill	1,198.7	1,195.6
Other Assets	777.9	726.5

	$5,584.0	$5,247.7

Liabilities and Stockholders' Equity
Short-term borrowings	$510.5	$258.9
Current maturities of long-term debt	.2	150.2
Trade accounts payable	653.5	458.5
Other current liabilities	978.0	912.0

Total Current Liabilities	2,142.2	1,779.6

Long-Term Debt	1,169.4	1,170.3
Postretirement Benefits	492.2	482.4
Other Long-Term Liabilities	723.7	651.8
Stockholders' Equity
Common stock, par value $.50 per share	31.3	33.4
Capital in excess of par value	—	—
Retained earnings	1,337.6	1,473.0
Accumulated other comprehensive income (loss)	(312.4)	(342.8)

Total Stockholders' Equity	1,056.5	1,163.6

	$5,584.0	$5,247.7

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2005	77,357,370	$38.7	$398.8	$1,511.4	$(385.7)	$1,563.2
Comprehensive income (loss):
Net earnings	—	—	—	390.4	—	390.4
Net (loss) on derivative
instruments (net of tax)	—	—	—	—	(7.6)	(7.6)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	—	—	—	—	47.6	47.6

Comprehensive income	—	—	—	390.4	40.0	430.4

Cash dividends ($1.14 per share)	—	—	—	(83.0)	—	(83.0)
Common stock issued under
stock-based plans (net of
forfeitures)	776,131	.4	50.6	—	—	51.0
Purchase and retirement of
common stock	(10,128,700)	(5.1)	(449.4)	(314.5)	—	(769.0)

Balance at October 1, 2006	68,004,801	$34.0	$—	$1,504.3	$(345.7)	$1,192.6

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2006	66,734,843	$33.4	$—	$1,473.0	$(342.8)	$1,163.6
Comprehensive income (loss):
Net earnings	—	—	—	330.7	—	330.7
Net (loss) on derivative
instruments (net of tax)	—	—	—	—	(27.0)	(27.0)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	—	—	—	—	38.1	38.1
Amortization of actuarial losses
and prior service cost (net of tax)	—	—	—	—	19.3	19.3

Comprehensive income	—	—	—	330.7	30.4	361.1

Cumulative effect of adopting
FASB Interpretation No. 48	—	—	—	(7.3)	—	(7.3)
Cash dividends ($1.26 per share)	—	—	—	(82.1)	—	(82.1)
Common stock issued under
stock-based plans (net of
forfeitures)	1,276,751	.6	81.9	—	—	82.5
Purchase and retirement of
common stock	(5,475,803)	(2.7)	(81.9)	(376.7)	—	(461.3)

Balance at September 30, 2007	62,535,791	$31.3	$—	$1,337.6	$(312.4)	$1,056.5

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Nine Months Ended
	September 30, 2007	October 1, 2006

Operating Activities
Net earnings	$330.7	$390.4
Adjustments to reconcile net earnings to cash flow from
operating activities:
Non-cash charges and credits:
Depreciation and amortization	109.3	116.7
Stock-based compensation	20.5	23.2
Amortization of actuarial losses and
prior service cost	19.3	21.7
Other	(.6)	.7
Changes in selected working capital items (net of
effects of business acquired):
Trade receivables	(70.9)	(46.7)
Inventories	(167.3)	(119.9)
Trade accounts payable	190.0	157.0
Other current liabilities	28.2	(183.9)
Other assets and liabilities	25.6	28.1

Cash Flow From Operating Activities	484.8	387.3

Investing Activities
Capital expenditures	(75.4)	(76.2)
Proceeds from disposal of assets	4.0	9.1
Purchase of business, net of cash acquired	—	(158.4)
Reduction in purchase price of previously acquired business	—	16.1
Cash inflow from hedging activities	—	1.4
Cash outflow from hedging activities	(47.4)	(10.8)
Other investing activities	(1.0)	4.7

Cash Flow From Investing Activities	(119.8)	(214.1)

Financing Activities
Net increase in short-term borrowings	250.3	93.3
Payments on long-term debt	(150.2)	(155.0)
Purchase of common stock	(461.3)	(769.0)
Issuance of common stock	62.0	29.4
Cash dividends	(82.1)	(83.0)

Cash Flow From Financing Activities	(381.3)	(884.3)
Effect of exchange rate changes on cash	5.1	5.4

Decrease In Cash And Cash Equivalents	(11.2)	(705.7)
Cash and cash equivalents at beginning of period	233.3	967.6

Cash And Cash Equivalents At End Of Period	$222.1	$261.9

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

Operating results for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts presented for the three and nine months ended October 1, 2006, have been reclassified to conform to the 2007 presentation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended September 30, 2007, and October 1, 2006, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended September 30, 2007, and October 1, 2006, was $99.5 million and $139.4 million, respectively.

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

The transaction has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations of Vector have been included in the Corporation’s operations since the date of acquisition. In early 2007, the Corporation completed the purchase price allocation of Vector. The purchase price allocation of the acquired business, based upon an independent appraisal and management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Accounts receivable	$18.8
Inventories	42.5
Property and equipment	2.6
Goodwill	80.0
Intangible assets	30.9
Other current and long-term assets	9.1

Total assets acquired	183.9

Accounts payable and accrued liabilities	16.6
Other liabilities	8.8

Total liabilities	25.4

Fair value of net assets acquired	$158.5

NOTE 3: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	September 30, 2007	December 31, 2006

FIFO cost
Raw materials and work-in-process	$292.0	$284.4
Finished products	961.4	769.6

	1,253.4	1,054.0
Adjustment to arrive at LIFO inventory value	(3.0)	9.5

	$1,250.4	$1,063.5

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 4: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT AND LONG-TERM DEBT
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion unsecured revolving credit facility are more fully disclosed in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $266.8 million and $523.5 million for the nine-month periods ended September 30, 2007, and October 1, 2006, respectively. The amount available for borrowing under the Corporation’s commercial paper program and supporting credit facility was $496.6 million at September 30, 2007.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $157.4 million and $341.5 million were included in the Consolidated Balance Sheet at September 30, 2007, and December 31, 2006, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

On July 2, 2007, the Corporation repaid $150.0 million of maturing 6.55% notes. Also on July 2, 2007, $75.0 million notional amount of fixed-to-variable interest rate swaps expired. At September 30, 2007, the Corporation’s portfolio of interest rate swap instruments consisted of $325.0 million notional amount of fixed-to-variable rate swaps with a weighted-average fixed rate of 5.08%. The basis of the variable rate paid is the London Interbank Offer Rate (LIBOR).

NOTE 5: POSTRETIREMENT BENEFITS
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and nine months ended September 30, 2007, and October 1, 2006 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Three Months Ended		Three Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Service cost	$6.5	$6.2	$3.7	$3.7
Interest cost	15.6	14.6	9.9	9.8
Expected return on plan assets	(18.8)	(19.1)	(9.9)	(8.8)
Amortization of prior service cost	.5	.8	.4	.3
Amortization of net actuarial loss	6.5	6.2	3.3	4.4

Net periodic cost	$10.3	$8.7	$7.4	$9.4

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Nine Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Service cost	$19.5	$18.6	$10.9	$10.8
Interest cost	46.8	43.8	29.3	28.5
Expected return on plan assets	(56.6)	(57.5)	(29.1)	(25.7)
Amortization of prior service cost	1.6	2.5	1.2	1.1
Amortization of net actuarial loss	19.7	18.6	9.6	12.8

Net periodic cost	$31.0	$26.0	$21.9	$27.5

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. Net periodic cost related to these defined benefit postretirement plans were $.5 million and $1.3 million for the three and nine months ended September 30, 2007, respectively, and $.8 million and $2.4 million for the three and nine months ended October 1, 2006, respectively.

NOTE 6: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended				Nine Months Ended
(Amounts in Millions Except Per Share Data)	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006

Numerator:
Net earnings	$104.	6	$125.	1	$330.	7	$390.	4

Denominator:
Denominator for basic earnings per share -
weighted-average shares	64.	2	70.	1	65.	0	73.	7
Employee stock options and other
stock-based awards	1.	6	1.	8	1.	8	2.	0

Denominator for diluted earnings per share
- adjusted weighted-average shares and
assumed conversions	65.	8	71.	9	66.	8	75.	7

Basic earnings per share	$1.6	3	$1.7	9	$5.0	9	$5.3	0

Diluted earnings per share	$1.5	9	$1.7	4	$4.9	5	$5.1	6

NOTE 7: STOCKHOLDERS’ EQUITY
During the nine months ended September 30, 2007, the Corporation repurchased 5,475,803 shares of its common stock at a total cost of $461.3 million. To reflect those repurchases in its consolidated balance sheet, the Corporation (i) first, reduced its common stock by $2.7 million, representing the aggregate par value of the shares repurchased, (ii) next, reduced capital in excess of par value by $81.9 million – an amount which brought capital in excess of par value to zero as of September 30, 2007; and (iii) last, charged the residual of $376.7 million to retained earnings.

NOTE 8: SHARE-BASED COMPENSATION
As more fully disclosed in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, the Corporation adopted SFAS No. 123R on January 1, 2006. The Corporation recognized total stock-based compensation costs of $6.0 million and $20.5 million for the three and nine months ended September 30, 2007, respectively, and $7.5 million and $23.2 million for the three and nine months ended October 1, 2006, respectively.

The number of shares granted under the Corporation’s stock option and restricted stock plans during the nine months ended September 30, 2007, the weighted-average exercise price and related weighted-average grant-date fair values were as follows:

	Underlying Shares	Weighted- Average Exercise Price		Weighted- Average Grant- Date Fair Value

Options Granted	783,670	$88.4	4	$22.9	9
Restricted Stock Granted	260,887			$88.7	1

The options granted are exercisable in equal annual installments over a period of four years. Under the restricted stock plan, restrictions on grants generally expire four years from the date of issuance.

The following table summarizes the significant weighted-average assumptions used to determine the weighted-average grant-date fair value of options granted during the nine-month period ended September 30, 2007:

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

NOTE 9: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended September 30, 2007	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,159.7	$266.5	$170.4	$1,596.6	$37.0	$—	$1,633.6
Segment profit (loss) (for Consoli-
dated, operating income)	118.5	32.7	26.3	177.5	4.9	(17.9)	164.5
Depreciation and amortization	24.2	4.6	5.0	33.8	.7	.5	35.0
Capital expenditures	19.4	4.4	4.8	28.6	.6	(.4)	28.8

Three Months Ended October 1, 2006

Sales to unaffiliated customers	$1,197.9	$252.5	$159.7	$1,610.1	$.1	$—	$1,610.2
Segment profit (loss) (for Consoli-
dated, operating income)	145.4	35.6	22.6	203.6	.2	(11.3)	192.5
Depreciation and amortization	30.1	6.1	4.7	40.9	—	.6	41.5
Capital expenditures	19.3	4.4	3.1	26.8	—	.1	26.9

Nine Months Ended September 30, 2007

Sales to unaffiliated customers	$3,550.4	$766.7	$519.2	$4,836.3	$74.4	$—	$4,910.7
Segment profit (loss) (for Consoli-
dated, operating income)	414.6	90.8	81.2	586.6	10.8	(76.7)	520.7
Depreciation and amortization	72.9	17.8	15.3	106.0	1.5	1.8	109.3
Capital expenditures	46.8	15.1	11.8	73.7	1.0	.7	75.4

Nine Months Ended October 1, 2006

Sales to unaffiliated customers	$3,590.3	$766.2	$504.9	$4,861.4	$(25.4)	$—	$4,836.0
Segment profit (loss) (for Consoli-
dated, operating income)	461.5	110.6	73.0	645.1	(2.4)	(55.7)	587.0
Depreciation and amortization	83.1	18.3	14.3	115.7	(.7)	1.7	116.7
Capital expenditures	57.9	9.5	9.0	76.4	(.4)	.2	76.2

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Segment profit for total reportable business segments	$177.5	$203.6	$586.6	$645.1
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	4.9	.2	10.8	(2.4)
Depreciation of Corporate property	(.2)	(.2)	(.7)	(.7)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(5.0)	(6.4)	(14.8)	(18.9)
Other adjustments booked in consolidation directly
related to reportable business segments	4.6	5.6	1.0	1.3
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(17.3)	(10.3)	(62.2)	(37.4)

Operating income	164.5	192.5	520.7	587.0
Interest expense, net of interest income	19.9	20.7	61.4	51.9
Other expense	.9	.9	2.2	1.8

Earnings before income taxes	$143.7	$170.9	$457.1	$533.3

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Interest expense	$24.6	$26.8	$74.1	$76.2
Interest (income)	(4.7)	(6.1)	(12.7)	(24.3)

	$19.9	$20.7	$61.4	$51.9

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

The Corporation conducts business globally and, as a result, the Corporation and/or one or more of its subsidiaries files income tax returns in the federal and various state jurisdictions in the U.S. as well as in various jurisdictions outside of the U.S. In certain jurisdictions, the Corporation is either currently in the process of a tax examination or the statute of limitations has not yet expired. The Corporation generally remains subject to examination of its U.S. federal income tax returns for 2004 and later years. However, as more fully disclosed in Note 12, the Corporation’s U.S. income tax returns for 1998 through 2000 are currently subject to legal proceedings. The Corporation generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification of the states. The Corporation generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. from three to five years after the date the return was filed. However, in Canada and Germany, the Corporation remains subject to examination of its tax returns for 1999 and later years.

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

The Corporation’s effective tax rate was 27.2% and 26.8% for the three-month periods ended September 30, 2007, and October 1, 2006, respectively, and 27.7% and 26.8% for the first nine months of 2007 and 2006, respectively. The Corporation’s income tax expense and resultant effective tax rate, for both the three- and nine-month periods ended September 30, 2007, and October 1, 2006, were based upon the estimated effective tax rates applicable for the full years after giving effect to any significant items related specifically to interim periods. In addition, the Corporation’s income tax expense and resultant effective rate for the three and nine months ended September 30, 2007, was based upon the recognition, derecognition and measurement requirements of FIN 48, including the recognition of any interest relating to tax uncertainties ratably over the interim periods.

As of September 30, 2007, the Corporation has recognized $544.7 million of liabilities for unrecognized tax benefits. The liabilities for unrecognized tax benefits at September 30, 2007, include $86.5 million for which the disallowance of such items would not affect the annual effective tax rate.

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

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The federal lawsuit filed by the West Valley Water District and the Fontana Water Company was recently voluntarily dismissed. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the crossclaims in that lawsuit have been dismissed by the court on jurisdictional grounds. The City of Colton and several co-defendants have appealed the dismissal of these claims. The City of Colton also has re-filed its claims in California state court and filed a new federal action arising out of the CERCLA, the Resource Conservation and Recovery Act, and state law. Certain defendants have crossclaimed against other defendants in the new federal action and have asserted claims against the United States Department of Defense, Environmental Protection Agency, and the City of Rialto. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

During 2003, the Corporation received notices of proposed adjustments from the IRS in connection with audits of the tax years 1998 through 2000. The Corporation vigorously disputes the position taken by the IRS in this matter. The principal adjustment proposed by the IRS consists of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. Prior to receiving the notices of proposed adjustments from the IRS, the Corporation filed a petition against the IRS in the United States District Court for the District of Maryland (the Court) seeking refunds for a carryback of a portion of the aforementioned capital loss deduction. The IRS subsequently filed a counterclaim to the Corporation’s petition. In October 2004, the Court granted the Corporation’s motion for summary judgment on its complaint against the IRS and dismissed the IRS counterclaim. In its opinion, the Court ruled in the Corporation’s favor that the capital losses cannot be disallowed by the IRS. In December 2004, the IRS appealed the Court’s decision in favor of the Corporation to the United States Circuit Court of Appeals for the Fourth Circuit (the Fourth Circuit Court). In February 2006, the Fourth Circuit Court decided two of three issues in the Corporation’s favor and remanded the third issue for trial in the Court. In February 2007, the Corporation and the IRS requested that the Court postpone the trial as the parties would be attempting to settle the matter. Should the IRS prevail in its disallowance of the capital loss deduction and imposition of related interest, it would result in a cash outflow by the Corporation of approximately $180 million. If the Corporation prevails, it would result in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. Any negotiated settlement would fall within these ranges. In the event that a settlement cannot be reached, the matter would proceed to trial. The Corporation has provided adequate reserves in the event that the IRS prevails in its disallowance of the previously described capital loss and the imposition of related interest.

The Corporation’s estimate of the costs associated with product liability claims, environmental exposures, and other legal proceedings is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. These accrued liabilities are not discounted.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of September 30, 2007, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments – Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems – with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales for the nine-month period ended September 30, 2007.

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

An overview of the Corporation’s results of operations for the three- and nine-month periods ended September 30, 2007, includes the following:

o	Sales of $1,633.6 million for the three-month period ended September 30, 2007, increased 1% over the corresponding period in 2006. While the effects of a weaker U.S. dollar as compared to most other currencies caused a 2% increase in the Corporation’s consolidated sales during the third quarter of 2007, that increase was partially offset by a 1% decline in unit volume.

o	For the nine-month period ended September 30, 2007, sales increased 2% over the corresponding period in 2006 to $4,910.7 million. The results of pricing actions, instituted in late 2006, and of a weaker U.S. dollar as compared to most other currencies caused a 1% and 2% increase, respectively, in the Corporation’s consolidated sales for the nine months ended September 30, 2007. However, these favorable effects were partially offset by a 1% decline in unit volume.

o	As compared to the corresponding periods in 2006, operating income as a percentage of sales declined by approximately 190 basis points and 150 basis points for the three- and nine-month periods ended September 30, 2007, respectively. Those declines were attributable to both a reduction in gross margin as a percentage of sales and an increase in selling, general and administrative expenses as a percentage of sales. Rising commodity costs increased cost of goods sold by approximately $40 million and $130 million during the three- and nine-month periods ended September 30, 2007, respectively, over the corresponding periods in 2006. On an annual basis, rising commodity costs are expected to increase cost of goods sold by approximately $175 million in 2007 over the 2006 level. Selling, general and administrative expenses as a percentage of sales increased during the three- and nine-month periods ended September 30, 2007, respectively, over the corresponding periods in 2006, due primarily to the de-leveraging of expenses over a lower sales base in the power tools and accessories business in the United States and higher Corporate expenses. The Corporation anticipates that operating income as a percentage of sales will decrease in 2007 as compared to 2006 by approximately 100 basis points primarily as a result of the effects of rising commodity costs, which are likely to be only partially offset by improved productivity and by the effect of price increases instituted in late 2006, and an increase in selling, general and administrative expenses as a percentage of sales.

o	Interest expense (net of interest income) decreased by $.8 million for the third quarter of 2007 as compared to the corresponding period in 2006. For the nine months ended September 30, 2007, interest expense (net of interest income) increased by $9.5 million over the corresponding 2006 period due primarily to lower interest income associated with lower levels of cash and cash equivalents.

o	Net earnings were $104.6 million, or $1.59 per share on a diluted basis, for the quarter ended September 30, 2007, as compared to net earnings of $125.1 million, or $1.74 per share on a diluted basis, for the quarter ended October 1, 2006. For the nine months ended September 30, 2007, net earnings were $330.7 million, or $4.95 per share on a diluted basis, as compared to $390.4 million, or $5.16 per share on a diluted basis, in the corresponding period in 2006. Under an ongoing share repurchase program, the Corporation repurchased approximately 5.4 million shares of its common stock during the first nine months of 2007 at a cost of $456.1 million. As a result of those repurchases, shares used in computing diluted earnings per share for the three- and nine-month periods ended September 30, 2007, declined by 8% and 12%, respectively, as compared to the corresponding periods in 2006.

The preceding information is an overview of certain information for the three- and nine-month periods ended September 30, 2007, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

RESULTS OF OPERATIONS
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 30, 2007, and October 1, 2006:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Total sales	$ 1,633.6	$ 1,610.2	$ 4,910.7	$ 4,836.0

Unit volume - existing (a)	(1)%	(1)%	(1)%	–%
Unit volume - acquired (b)	–%	3%	–%	2%
Price	–%	(1)%	1%	(1)%
Currency	2%	1%	2%	–%

Change in total sales	1%	2%	2%	1%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists.

(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.
  For example, for the nine months ended September 30, 2007, this represents sales of the Vector business for January and February 2007. The Corporation acquired Vector on March 1, 2006.

Total consolidated sales for the three- and nine-month periods ended September 30, 2007, increased 1% and 2%, respectively, over the corresponding periods in 2006. Unit volume of existing businesses declined 1% for the three- and nine-month periods ended September 30, 2007, as compared to the corresponding periods in 2006. Those unit volume declines were driven by lower sales in the United States due, in part, to weak demand in the face of slowing residential construction and were partially offset by higher sales of power tools and accessories outside the United States and by higher sales in the Hardware and Home Improvement and Fastening and Assembly Systems segments during the third quarter of 2007. The effects of a weaker U.S. dollar as compared to most other currencies, particularly the euro and pound sterling, resulted in a 2% increase in the Corporation’s consolidated sales during the three- and nine-month periods ended September 30, 2007, over the prior year’s levels. Pricing actions, primarily those instituted in late 2006, had a 1% positive effect on sales for the nine-month period ended September 30, 2007, as compared to the corresponding periods in 2006.

A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, and operating income – all expressed as a percentage of sales – follows:

	Three Months Ended		Nine Months Ended
(Percentage of sales)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Gross margin	34.0%	34.7%	34.7%	35.2%
Selling, general, and administrative expenses	23.9%	22.7%	24.1%	23.1%
Operating income	10.1%	12.0%	10.6%	12.1%

The Corporation reported consolidated operating income of $164.5 million, or 10.1% of sales, during the three months ended September 30, 2007, as compared to operating income of $192.5 million, or 12.0% of sales, in the corresponding period in 2006. Operating income for the nine months ended September 30, 2007, was $520.7 million, or 10.6% of sales, as compared to operating income of $587.0 million, or 12.1% of sales, in the corresponding period in 2006.

Consolidated gross margin as a percentage of sales declined by 70 basis points and 50 basis points from the 2006 levels to 34.0% and 34.7% for the three- and nine-month periods ended September 30, 2007, respectively. Rising commodity costs negatively impacted gross margin during the three- and nine-month periods ended September 30, 2007, adding approximately $40 million and $130 million of incremental costs, respectively, over the corresponding periods in 2006. However, that negative impact, together with the effect of lower volume, was partially offset by increased productivity, pricing increases implemented by the Corporation in late 2006, and favorable currency effects.

Consolidated selling, general, and administrative expenses as a percentage of sales increased by 120 basis points and 100 basis points over the 2006 levels to 23.9% and 24.1% for the three- and nine-month periods ended September 30, 2007, respectively. Selling, general and administrative expenses increased by $25.8 million and $65.9 million for the three- and nine-month periods ended September 30, 2007, respectively, over the corresponding 2006 periods. The effects of foreign currency translation, incremental investments to drive demand, and, in certain markets, higher sales-related expenses accounted for the majority of that increase for the three and nine months ended September 30, 2007.

Consolidated net interest expense (interest expense less interest income) for the three months ended September 30, 2007, was $19.9 million as compared to net interest expense of $20.7 million for the corresponding quarter in 2006. Net interest expense for the nine months ended September 30, 2007, increased by $9.5 million over the 2006 level to $61.4 million due, in large part, to lower interest income associated with reduced levels of cash and cash equivalents.

Other expense was $.9 million for both the three-month periods ended September 30, 2007, and October 1, 2006. Other expense for the nine-month periods ended September 30, 2007, and October 1, 2006, was $2.2 million and $1.8 million, respectively.

Consolidated income tax expense of $39.1 million and $126.4 million was recognized on the Corporation’s earnings before taxes of $143.7 million and $457.1 million for the three- and nine-month periods ended September 30, 2007, respectively. The Corporation’s effective tax rates of 27.2% and 27.7% for the three- and nine-month periods ended September 30, 2007, respectively, were higher than the 26.8% rate recognized in both of the corresponding periods of 2006 due principally to the higher levels of tax expense associated with income tax uncertainties. The Corporation expects that its adoption of FIN 48 is likely to result in a more volatile effective tax rate than that experienced over the past several years.

The Corporation reported net earnings of $104.6 million, or $1.59 per share on a diluted basis, for the three-month period ended September 30, 2007, as compared to net earnings of $125.1 million, or $1.74 per share on a diluted basis, for the corresponding period in 2006. The Corporation reported net earnings of $330.7 million, or $4.95 per share on a diluted basis, for the nine-month period ended September 30, 2007, as compared to net earnings of $390.4 million, or $5.16 per share on a diluted basis, for the corresponding period in 2006. In addition to the matters previously noted, diluted earnings per share for both the three- and nine-month periods ended September 30, 2007, also benefited from lower shares outstanding. Shares used in computing diluted earnings per share for the three- and nine-month periods ended September 30, 2007, declined by 8% and 12%, respectively, as compared to the corresponding 2006 periods, as a result of the Corporation’s purchases of its common stock under its previously announced share repurchase program.

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

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Sales to unaffiliated customers	$1,159.7	$1,197.9	$3,550.4	$3,590.3
Segment profit	118.5	145.4	414.6	461.5

Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2007 decreased 3% from the 2006 level. That decrease primarily resulted from lower sales in the United States, which were partially offset by higher sales internationally.

Sales in North America decreased at double-digit rate during the third quarter of 2007 from the level experienced in the corresponding period in 2006. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a mid-single-digit rate – due, in part, to the weak residential housing market – as a double-digit rate of decline in sales to the independent channel was coupled with a low-single-digit rate of decline in the retail channel. Within the industrial power tools and accessories business in the United States, sales decreased across most categories. Sales of the consumer power tools and accessories business in the United States decreased at a double-digit rate. That decline was principally a result of lower sales of automotive and electronic products and of consumer power tools. In Canada, sales decreased from the 2006 level, with double-digit rates of decline in sales of both the industrial and consumer power tools and accessories businesses.

Sales in Europe grew at a double-digit rate during the third quarter of 2007 over the 2006 level. Sales of the Corporation’s industrial power tools and accessories business in Europe increased at a double-digit rate, with higher sales realized in all key regions. Sales of the Corporation’s consumer power tools and accessories business in Europe increased at a low-single-digit rate due, in part, to the introduction of automotive and electronic products.

Sales in other geographic areas rose at a double-digit rate in the third quarter of 2007 over the level experienced in the corresponding period in 2006. That growth resulted from double-digit rates of increase in both Latin America and Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.2% for the three months ended September 30, 2007, as compared to 12.1% for the corresponding 2006 period. Gross margin as a percentage of sales for the third quarter of 2007 declined in comparison to the corresponding 2006 period, as productivity gains did not fully offset commodity inflation. Selling, general, and administrative expenses as a percentage of sales was higher for the third quarter of 2007 as compared to the corresponding 2006 period, due primarily to the de-leveraging of expenses over a lower sales base in the United States.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended September 30, 2007, decreased 1% from the 2006 level. That decline primarily resulted from lower sales in the United States, which were partially offset by higher sales internationally.

Sales in North America decreased at a mid-single-digit rate during the nine months ended September 30, 2007, from the level experienced in the corresponding period in 2006. Due, in part, to the weak residential housing market, sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a mid-single-digit rate – as a double-digit rate of decline in sales to the independent channel was partially offset by a low-single-digit rate of increase in sales to certain large retailers. Sales of the consumer power tools and accessories business in the United States decreased at a mid-single-digit rate from the 2006 level due to lower sales of automotive and electronic products, power tools and accessories, and pressure washers. In Canada, sales decreased at a high-single-digit rate from 2006 level, as sales of the industrial and consumer power tools and accessories businesses decreased at a mid-single-digit rate and a double-digit rate, respectively.

Sales in Europe increased at a high-single-digit rate during the nine months ended September 30, 2007, over the 2006 level as sales increased across all key markets with the exception of the United Kingdom. Sales of the Corporation’s industrial power tools and accessories business in Europe increased at a double-digit rate while sales of the consumer power tools and accessories business decreased at a low-single-digit rate during the first nine months of 2007.

Sales in other geographic areas increased at a double-digit rate during the nine months ended September 30, 2007, over the level experienced in the corresponding period in 2006. That increase resulted from a double-digit rate of increase in both Latin America and Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 11.7% for the nine-month period ended September 30, 2007, as compared to 12.9% for the corresponding 2006 period. Gross margin as a percentage of sales for the 2007 period decreased from the corresponding 2006 period as commodity inflation exceeded the positive effects of both favorable mix and benefits from productivity and restructuring and integration initiatives. Selling, general, and administrative expenses as a percentage of sales was higher for the 2007 period, as compared to the corresponding 2006 period, due primarily to the de-leveraging of expenses over a lower sales base in the United States.

Hardware and Home Improvement
Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Sales to unaffiliated customers	$266.5	$252.5	$766.7	$766.2
Segment profit	32.7	35.6	90.8	110.6

Sales to unaffiliated customers in the Hardware and Home Improvement segment increased 6% in the third quarter over the corresponding period in 2006. Sales to unaffiliated customers in the Hardware and Home Improvement segment for the first nine months of 2007 approximated the prior year’s level. Sales of security hardware increased at a low-single-digit rate during the third quarter of 2007 over the corresponding 2006 period as the favorable effects of price increases instituted in late 2006 and sales of the newly introduced SmartSeries product line more than offset the negative effects of the U.S. housing slowdown. Sales of security hardware decreased at a low-single-digit rate during the first nine months of 2007, from the corresponding periods in 2006, primarily due to the effects of the decline in U.S. residential construction. Sales of plumbing products rose at a double-digit rate during both the three- and nine-month periods ended September 30, 2007, as compared to the corresponding periods in 2006, driven by growth in the retail channel, due, in part, to increased product listings and higher sales of newly introduced products. In addition, sales of the plumbing products business during the three and nine months ended September 30, 2007, benefited from price increases instituted in late 2006.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 14.1% and 14.4% for the three and nine months ended October 1, 2006, respectively, to 12.3% and 11.8% for the three and nine months ended September 30, 2007, respectively. The decrease in segment profit as a percentage of sales during the three- and nine-month periods ended September 30, 2007, was attributable to a decline in gross margin as a percentage of sales. While the effects of price increases, favorable product mix, and productivity offset commodity inflation, gross margin as a percentage of sales for the third quarter of 2007, as compared to the corresponding quarter in 2006, decreased principally due to de-leveraging of expenses in light of lower production volumes. Gross margin as a percentage of sales for the nine-month period ended September 30, 2007, decreased in comparison to the corresponding 2006 period as, while the effects of price increases and productivity initiatives offset commodity inflation, those factors were more than offset by unfavorable absorption and unfavorable mix.

Fastening and Assembly Systems
Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 9 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Sales to unaffiliated customers	$170.4	$159.7	$519.2	$504.9
Segment profit	26.3	22.6	81.2	73.0

As compared to the corresponding periods in 2006, sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 7% and 3% during the three- and nine-month periods ended September 30, 2007, respectively. Sales of the North American automotive business increased at a mid-single-digit rate during the third quarter of 2007 and decreased at a low-single-digit rate during the first nine months of 2007, as compared to the corresponding 2006 periods. Sales of the North American industrial business decreased at a high-single-digit rate and decreased at a mid-single-digit rate during the three- and nine-month periods ended September 30, 2007, as compared to the prior year’s levels. During the third quarter of 2007, sales in Europe rose at a double-digit rate over the 2006 level as sales of industrial products grew at a mid-single-digit rate and sales of automotive products grew at a double-digit rate. During the first nine months of 2007, sales in Europe rose at a high-single-digit rate over the corresponding 2006 period as sales of industrial products grew at a double-digit rate and sales of automotive products grew at a mid-single-digit rate. Sales in Asia during both the three and nine months ended September 30, 2007, increased at a high-single-digit rate over the 2006 levels due, in part, to strong growth in China.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 14.2% in the third quarter of 2006 to 15.5% in the third quarter of 2007 and from 14.5% in the first nine months of 2006 to 15.6% in the corresponding period in 2007. Favorable effects from the leverage of fixed costs over higher sales volumes, together with price increases and improvements in product mix, drove the improvements.

Other Segment-Related Matters
As indicated in the first table of Note 9 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments, and Eliminations was $(17.9) million and $(76.7) million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to $(11.3) million and $(55.7) million, respectively, for the corresponding periods in 2006. The increase in Corporate expenses during the three months ended September 30, 2007, was primarily due to higher expenses associated with: (i) legal and environmental matters, (ii) certain employee-related expenses not allocated directly to the reportable business segments, and (iii) expenses directly related to the reportable business segments. For the first nine months of 2007, the increase in Corporate expenses was due to higher expenses associated with: (i) intercompany eliminations, principally related to foreign currency effects, (ii) certain employee-related expenses not allocated directly to the reportable business segments, and (iii) a foreign currency loss by a Corporate subsidiary.

As more fully described in Note 9 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Also, as more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, in Item 7 under the caption “Financial Condition”, the Corporation anticipates that its pension and other postretirement benefits costs in 2007 will approximate the costs recognized in 2006. The adjustment to businesses’ postretirement benefit expense booked in consolidation as identified in the final table included in Note 9 of Notes to Consolidated Financial Statements was $5.0 million and $14.8 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to $6.4 million and $18.9 million, respectively, for the corresponding periods in 2006. These decreases reflect the effect of pension and other postretirement benefit expenses in 2007 – exclusive of higher service costs reflected in segment profit of the Corporation’s reportable business segments – not allocated to the reportable business segments.

Other adjustments directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $4.6 million and $1.0 million for the three- and nine-month periods ended September 30, 2007, respectively, as compared to $5.6 million and $1.3 million, respectively, for the corresponding periods in 2006. The segment-related expenses excluded from segment profit for both the three- and nine-month periods ended September 30, 2007, and October 1, 2006, primarily related to the Power Tools and Accessories segment.

INTEREST RATE SENSITIVITY
The following table provides information as of September 30, 2007, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	3 Mos. Ending Dec. 31, 2007	2008	2009	2010	2011	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (U.S. dollar and other currencies) (a)	$510.5	$–	$–	$–	$–	$–	$510.5	$510.5
Average interest rate	5.75%						5.75%
Long-term debt
Fixed rate (U.S. dollars)	$–	$.2	$.1	$–	$400.0	$750.0	$1,150.3	$1,140.0
Average interest rate		7.00%	7.00%		7.13%	5.61%	6.14%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$–	$–	$–	$–	$150.0	$175.0	$325.0	$.5
Average pay rate (b)
Average receive rate					5.34%	4.86%	5.08%

(a)	Short-term borrowings of $510.5 million include $503.4 million and $7.1 million that are denominated in U.S. dollars and other currencies, respectively.
(b)

The average pay rate for swaps in the notional principal amount of $175.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $150.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swap is based upon 6-month forward LIBOR.

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

FINANCIAL CONDITION
Operating activities provided cash of $484.8 million for the nine months ended September 30, 2007, as compared to $387.3 million of cash provided in the corresponding period in 2006. That increase during the nine months ended September 30, 2007, over the corresponding period in 2006, was due to lower working capital requirements. The 2007 operating cash flow effects – principally associated with seasonality – of increases in trade receivables and inventory were partially offset by an increase in accounts payable. The favorable operating cash flow effect of other current liabilities in the 2007 period as compared to the 2006 period was primarily associated with the 2006 payment of taxes which resulted from the Corporation’s repatriation of foreign earnings under the American Jobs Creation Act of 2004, and with the lower level of payments made during the first nine months of 2007, as compared to the 2006 period, due to the lower level of the prior year-end accruals, including accruals for customer incentives, employee incentives and advertising and promotion.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding at September 30, 2007, increased modestly over the level at October 1, 2006. Average inventory turns at September 30, 2007, improved slightly as compared to inventory turns at October 1, 2006.

Investing activities for the nine months ended September 30, 2007, used cash of $119.8 million as compared to $214.1 million of cash used during the corresponding period in 2006. During the first nine months of 2006, the Corporation purchased Vector for $158.4 million, including transaction costs and net of cash acquired, and received $16.1 million associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools businesses. Outflows from net hedging activities increased $38.0 million during the first nine months of 2007 over the corresponding period in 2006. Capital expenditures during the first nine months of 2007 approximated the prior year’s level. The Corporation anticipates that its capital spending in 2007 will approximate $115 million.

Financing activities for the nine months ended September 30, 2007, used cash of $381.3 million, as compared to $884.3 million of cash used during the corresponding period in 2006. During the nine months ended September 30, 2007, the Corporation used $461.3 million of cash for share repurchases. Those common shares repurchased included open-market purchases of 5,419,787 shares at an aggregate cost of $456.1 million as well as the purchase from associates of 56,016 shares at an aggregate cost of $5.2 million to satisfy their tax withholding requirements associated with the vesting of restricted stock grants. During the corresponding period in 2006, the Corporation repurchased 10,128,700 shares of its common stock at an aggregate cost of $769.0 million. In October 2007, the Board of Directors authorized the Corporation to repurchase an additional 4,000,000 shares of its common stock. As of November 8, 2007, the Corporation has remaining authorization from its Board of Directors to repurchase 4,895,308 shares of its common stock. Short-term borrowings increased $157.0 million during the first nine months of 2007 over the corresponding period in 2006. Cash provided on the issuance of common stock increased $32.6 million for the nine months ended September 30, 2007, over the corresponding 2006 period due to the higher level of stock option exercises. During the nine months ended September 30, 2007, the Corporation repaid $150.0 million associated with 6.55% notes due July 1, 2007. During the nine months ended October 1, 2006, the Corporation repaid $154.6 million associated with 7.0% notes due February 1, 2006. Cash used in financing activities in the 2007 period was also affected by the Corporation’s quarterly dividend payments, which increased 11% on a per share basis – from $1.14 in the first nine months of 2006 to $1.26 in the first nine months of 2007. However, the effect of the increase in the Corporation’s dividend payment was offset by the lower level of common stock outstanding.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 50% and 42% at September 30, 2007, and December 31, 2006, respectively. Average debt maturity was 5.7 years at September 30, 2007, as compared to 6.7 years at December 31, 2006. Average long-term debt maturity was 8.2 years at September 30, 2007, as compared to 8.0 years at December 31, 2006.

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

CONTRACTUAL OBLIGATIONS
As more fully disclosed in Notes 1 and 11 of Notes to the Consolidated Financial Statements, the Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. At September 30, 2007, the Corporation has recognized $544.7 million of liabilities for unrecognized tax benefits. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of September 30, 2007, the Corporation classified $64.9 million of its liabilities for unrecognized tax benefits as a current liability. While the Corporation cannot reasonably predict the timing of the cash flows, if any, associated with its liabilities for unrecognized tax benefits, it believes that such cash flows would principally occur within the next five years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Note 4 of Notes to the Consolidated Financial Statements, in Item 2 of Part I of this report under the caption “Interest Rate Sensitivity”, and under the caption “Hedging Activities”, included in Item 7, and in Notes 1 and 10 of Notes to Consolidated Financial Statements, included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES
(a)     Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b)     There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As more fully described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, and in Note 12, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters, and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table provides information about shares of common stock that the Corporation acquired during the third quarter of 2007.

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares that May Yet be Purchased Under the Plans (c)

July 2, 2007 through
July 29, 2007	4	0	(b)	$ 95.0	0		–	5,175,79	5
July 30, 2007 through
August 26, 2007	2,446,68	7	(c)	$ 86.6	5	2,446,68	7	2,729,10	8
August 27, 2007 through
September 30, 2007	1,833,80	0	(c)	$ 83.6	6	1,833,80	0	895,30	8

Total	4,280,52	7		$ 85.3	7	4,280,48	7	895,30	8

(a) (b) (c)

The periods represent the Corporation’s monthly fiscal calendar.
Consists of 40 shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.
All purchases were made under repurchase plans that were publicly announced on October 26, 2006, when the Corporation announced it had authorization from its Board of Directors to repurchase 3,000,000 shares, and on February 8, 2007, when the Corporation announced it had authorization from its Board of Directors to repurchase an additional 3,000,000 shares. In addition, on October 17, 2007, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 4,000,000 shares. There is no expiration date or current intent to terminate the repurchase plans.

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

Date: November 8, 2007