Form 10-K
period 2007-12-31
BLACK & DECKER CORP
filed 2008-02-15
CIK 12355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2007	COMMISSION FILE NUMBER 1-1553

THE BLACK & DECKER CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	52-0248090 (I.R.S. Employer Identification Number)

Towson, Maryland (Address of principal executive offices)	21286 (Zip Code)

Registrant’s telephone number, including area code:	410-716-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $.50 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

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
Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes              No      X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, was $5.51 billion.

The number of shares of Common Stock outstanding as of January 25, 2008, was 60,923,815.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

(b) Financial Information About Business Segments

The Corporation operates in three reportable business segments: Power Tools and Accessories, including consumer and industrial power tools and accessories, lawn and garden products, electric cleaning, automotive, lighting, and household products, and product service; Hardware and Home Improvement, including security hardware and plumbing products; and Fastening and Assembly Systems. For additional information about these segments, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of Part II of this report.

(c) Narrative Description of the Business

The following is a brief description of each of the Corporation’s reportable business segments.

POWER TOOLS AND ACCESSORIES

The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer (home use) and industrial corded and cordless electric power tools and equipment, lawn and garden products, consumer portable power products, home products, accessories and attachments for power tools, and product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside of the United States and Canada; and for sales of household products, principally in Europe and Brazil.

Power tools and equipment include drills, screwdrivers, impact wrenches and drivers, hammers, wet/dry vacuums, lights, radio/chargers, saws, grinders, band saws, plate joiners, jointers, lathes, dust management systems, routers, planers, sanders, benchtop and stationary machinery, air tools, building instruments, air compressors, generators, laser products, jobsite security systems, and WORKMATE® project centers and related products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, pruners, shears, shrubbers, blower/vacuums, power sprayers, pressure washers, and related accessories. Consumer portable power products include inverters, jump-starters, vehicle battery chargers, rechargeable spotlights, and other related products. Home products include stick, canister and hand-held vacuums; flexible flashlights; and wet scrubbers. Power tool accessories include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, screwdriver bits and quick-change systems, bonded and other abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools, equipment, and lawn and garden products.

Power tools, lawn and garden products, portable power products, home products, and accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks, and trade names, including, without limitation, BLACK & DECKER; ORANGE AND BLACK COLOR SCHEME; POWERFUL SOLUTIONS;

FIRESTORM; GELMAX COMFORT GRIP; MOUSE; BULLSEYE; PIVOT DRIVER; STORMSTATION; WORKMATE; BLACK & DECKER XT; VERSAPAK; VPX; SMART SELECT; AUTO SELECT; SMARTDRIVER; QUANTUM PRO; CYCLONE; NAVIGATOR; DRAGSTER; SANDSTORM; PROJECTMATE; PIVOTPLUS; QUICK CLAMP; SIGHT LINE; CROSSFIRE; CROSSHAIR; 360º; QUATTRO; DECORMATE; LASERCROSS; AUTO-WRENCH; SHOPMASTER BY DELTA; DEWALT; YELLOW AND BLACK COLOR SCHEME; GUARANTEED TOUGH; XRP; NANO; EHP; SITELOCK; PORTER-CABLE; GRAY AND BLACK COLOR SCHEME; TIGER SAW; PORTA-BAND; POWERBACK; EASY AIR; JOB BOSS; DELTA; THE DELTA TRIANGLE LOGO; UNISAW; BIESEMEYER; BLACK AND WHITE COLOR SCHEME; DAPC; EMGLO; AFS AUTOMATIC FEED SPOOL; GROOM ‘N’ EDGE; HEDGE HOG; GRASS HOG; EDGE HOG; LEAF HOG; LAWN HOG; STRIMMER; REFLEX; VAC ‘N’ MULCH; EXCELL; ALLIGATOR; TRIM ‘N’ EDGE; HDL; TOUGH TRUCK; FLEX TUBE; VECTOR; ELECTROMATE; SIMPLE START; DUSTBUSTER; SNAKELIGHT; SCUMBUSTER; STEAMBUSTER; CYCLOPRO; SWEEP & COLLECT; CLICK & GO; B&D; BULLET; QUANTUM PRO; PIRANHA; SCORPION; QUICK CONNECT; PILOT POINT; RAPID LOAD; ROCK CARBIDE; TOUGH CASE; MAX LIFE; RAZOR; OLDHAM; DEWALT SERVICENET; DROP BOX EXPRESS; and GUARANTEED REPAIR COST (GRC).

The composition of the Corporation’s sales by product groups for 2007, 2006, and 2005 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2007, 2006, or 2005.

The Corporation’s product service program supports its power tools and lawn and garden products. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2007, there were approximately 120 such service centers, of which roughly three-quarters were located in the United States. The remainder was located around the world, primarily in Canada and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, lawn and garden products, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers and various independent distributors.

Most of the Corporation’s consumer power tools, lawn and garden products, and electric cleaning, automotive, lighting, and household products sold in the United States carry a two-year warranty, pursuant to which the consumer can return defective products during the two years following the purchase in exchange for a replacement product or repair at no cost to the consumer. Most of the Corporation’s industrial power tools sold in the United States carry a one-year service warranty and a three-year warranty for manufacturing defects. Products sold outside of the United States generally have varying warranty arrangements, depending upon local market conditions and laws and regulations.

The Corporation’s product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, lawn and garden products, consumer portable power products, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to two of the segment’s customers, The Home Depot and Lowe’s Home Improvement Warehouse, accounted for greater than 10% of the Corporation’s consolidated sales for 2007, 2006, and 2005. For additional information regarding sales to The Home Depot and Lowe’s Home Improvement Warehouse, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

Principal manufacturing and assembly facilities of the power tools, lawn and garden products, electric cleaning and lighting products, and accessories businesses in the United States are located in Jackson, Tennessee; Decatur, Arkansas; Shelbyville, Kentucky; and Tampa, Florida. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Fort Mill, South Carolina, and Rialto, California.

Principal manufacturing and assembly facilities of the power tools, lawn and garden products, electric cleaning, lighting, and household products, and accessories businesses outside of the United States are located in Suzhou, China; Usti nad Labem, Czech Republic; Buchlberg, Germany; Perugia, Italy; Spennymoor, England; Reynosa, Mexico; and Uberaba, Brazil. In addition to the principal facilities described above, the manufacture and assembly of products for the Power Tools and Accessories segment also occurs at the facility of its 50%-owned joint venture located in Shen Zhen, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution center in Tongeren, Belgium, and facilities in Aarschot, Belgium; Northampton, England; Dubai, United Arab Emirates; and Brockville, Canada.

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

A significant portion of the Corporation’s sales in the Power Tools and Accessories segment is derived from the do-it-yourself and home modernization markets, which generally are not seasonal in nature. However, sales of certain consumer and industrial power tools tend to be higher during the period immediately preceding the Christmas gift-giving season, while the sales of most lawn and garden products are at their peak during the late winter and early spring period. Most of the Corporation’s other product lines within this segment generally are not seasonal in nature, but are influenced by other general economic trends.

The Corporation is one of the world’s leaders in the manufacturing and marketing of portable power tools, electric lawn and garden products, and accessories. Worldwide, the markets in which the Corporation sells these products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete on a global basis. Some of these companies manufacture products that are competitive with a number of the Corporation’s product lines. Other competitors restrict their operations to fewer categories, and some offer only a narrow range of competitive products. Competition from certain of these manufacturers has been intense in recent years and is expected to continue.

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

Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX; SIGNATURES; KWIKSET; BEAUTY OF STRENGTH; BLACK & DECKER; TYLO; POLO; AVALON; ASHFIELD; ARLINGTON; SMARTSCAN; SMARTKEY; SMARTCODE; POWERBOLT; ABBEY; AMHERST; KWIK INSTALL; GEO; SAFELOCK BY BLACK & DECKER; BALDWIN; THE ESTATE COLLECTION; THE IMAGES COLLECTION; ARCHETYPES; BEDFORD; BEL AIR; BROOKLANE; COMMONWEALTH; SONOMA; WELLINGTON; CHELSEA; SHERIDAN; DELTA; CIRCA; LAUREL; HANCOCK; HAWTHORNE; GIBSON; FARMINGTON; CAMERON; LIFETIME FINISH; TIMELESS CRAFTSMANSHIP; ROMAN; REGAL; COPA; CORTEZ; DAKOTA; DORIAN; SHELBURNE; LOGAN; SPRINGFIELD; HAMILTON; BLAKELY; MANCHESTER; CANTERBURY; MADISON; STONEGATE; EDINBURGH; KENSINGTON; BRISTOL; TREMONT; PEYTON; PASADENA; RICHLAND; WEISER; WEISER LOCK; COLLECTIONS BY WEISER LOCK; WELCOME HOME SERIES; ELEMENTS SERIES; BASICS BY WEISER LOCK; BRILLIANCE LIFETIME ANTI-TARNISH FINISH; POWERBOLT; POWERBOLT KEYLESS ACCESS SYSTEM; WEISERBOLT; and ENTRYSETS. Plumbing products are marketed under a variety of trademarks and trade names, including, without limitation, PRICE PFISTER; CLASSIC SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; AMHERST; AVALON; ASHFIELD; PASADENA; BACH; SOLO BEDFORD; CARMEL; CATALINA; CONTEMPRA; GEORGETOWN; HANOVER; KENZO; MARIELLE; PARISA; PORTLAND; SAVANNAH; SEDONA; TREVISO; SOLO; SOLO MINUET; MODERN COLLECTION and ASHFIELD VIRTUE.

The composition of the Corporation’s sales by product groups for 2007, 2006, and 2005 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2007, 2006, or 2005.

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

The Corporation’s product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to two of the segment’s customers, The Home Depot and Lowe’s Home Improvement Warehouse, accounted for greater than 10% of the Corporation’s consolidated sales for 2007, 2006, and 2005. For additional information regarding sales to The Home Depot and Lowe’s Home Improvement Warehouse, see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

The principal materials used in the manufacturing of products in the Hardware and Home Improvement segment are zamak, brass, zinc, steel, copper, and ceramics. The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials.

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

From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. As of December 31, 2007, the amount of commodity hedges outstanding was not material.

Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment in the United States are located in Denison, Texas; and Reading, Pennsylvania.

Principal manufacturing and assembly facilities of the Hardware and Home Improvement segment outside of the United States are located in Mexicali and Nogales, Mexico; and Xiamen, China. The principal distribution facilities in the United States, other than those located at the manufacturing and assembly facilities listed above, are located in Mira Loma, California; and Charlotte, North Carolina.

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

FASTENING AND ASSEMBLY SYSTEMS

The Corporation’s Fastening and Assembly Systems segment has worldwide responsibility for the development, manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners, and self-piercing riveting systems. The Fastening and Assembly Systems segment focuses on engineering solutions for end users’ fastening requirements. The fastening and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEKNOLOGIES; EMHART; AUTOSET; DODGE; DRIL-KWICK; F-SERIES; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; JACK NUT; KALEI; MASTERFIX; NPR; NUT-FAST; PARKER-KALON; PLASTIFAST; PLASTI-KWICK; POINT & SET; PRIMER FREE; POP; POP-LOK; POPMATIC; POPNUT; POPSET; POP-SERT; POWERLINK; PROSET; SMARTSET; SWS; TUCKER; ULTRA-GRIP; ULTRASERT; WARREN; WELDFAST; and WELL-NUT.

The composition of the Corporation’s sales by product groups for 2007, 2006, and 2005 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2007, 2006, or 2005.

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

The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals in the form of wire, bar stock, and strip and sheet metals; and plastics. These materials are readily available from a number of suppliers.

OTHER INFORMATION

The Corporation’s product development program for the Power Tools and Accessories segment is coordinated from the Corporation’s headquarters in Towson, Maryland. Additionally, product development activities are performed at facilities within the United States in Fort Lauderdale, Florida; Hampstead, Maryland; and Jackson, Tennessee; and at facilities in Spennymoor, England; Brockville, Canada; Perugia, Italy; Suzhou, China; Buchlberg and Idstein, Germany; Mooroolbark, Australia; Uberaba, Brazil; and Reynosa, Mexico.

Product development activities for the Hardware and Home Improvement segment are performed at facilities within the United States in Lake Forest, California, and Reading, Pennsylvania; and at a facility in Xiamen, China.

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

As of December 31, 2007, the Corporation employed approximately 25,000 persons in its operations worldwide. Approximately 375 employees in the United States are covered by collective bargaining agreements. During 2007, one collective bargaining agreement in the United States was negotiated without material disruption to operations. One agreement is scheduled for negotiation during 2008. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation’s operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption “Restructuring and Integration Actions” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As a consequence, the Corporation may, from time to time, transfer production from one manufacturing facility to another, outsource certain production, or close certain manufacturing facilities. Such production transfers, outsourcing, and/or facility closures may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.

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

Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2007, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 25 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.

To minimize the Corporation’s potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation’s involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation’s estimate of the costs associated with environmental exposures is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2007, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $107.3 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2007, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

(d) Financial Information About Geographic Areas

Reference is made to Note 16 of Notes to Consolidated Financial Statements, entitled “Business Segments and Geographic Information”, included in Item 8 of Part II of this report.

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

In May 2007, the Corporation submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

(f) Executive Officers and Other Senior Officers of the Corporation
The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

• NOLAN D. ARCHIBALD – 64
   Chairman, President, and
   Chief Executive Officer,
   January 1990 – present.

• BRUCE W. BROOKS – 43
   Group Vice President of the Corporation and
   President – Consumer Products Group,
   Power Tools and Accessories,
   March 2007 – present;

   Vice President of the Corporation and President –
   Construction Tools, Industrial Products Group,
   Power Tools and Accessories,
   May 2005 – March 2007;

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

• JAMES T. CAUDILL – 40
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

• CHARLES E. FENTON – 59
   Senior Vice President and General Counsel,
   December 1996 – present.

• LES H. IRELAND – 43
   Vice President of the Corporation and
   President – Europe/Middle East/Africa,
   Power Tools and Accessories,
   January 2005 – present;

   Vice President of the Corporation and
   Managing Director – Commercial Operations,
   Europe, Black & Decker Consumer Group,
   Power Tools and Accessories Group,
   November 2001 – January 2005.

• MICHAEL D. MANGAN – 51
   Senior Vice President and Chief Financial Officer,
   January 2000 – present.

• PAUL F. MCBRIDE – 52
   Senior Vice President – Human Resources
   and Corporate Initiatives,
   March 2004 – present;

   Executive Vice President of the Corporation
   and President – Power Tools and
   Accessories Group,
   April 1999 – March 2004.

• CHRISTINA M. MCMULLEN – 52
   Vice President and Controller,
   April 2000 – present.

• JAMES R. RASKIN – 47
   Vice President of the Corporation and
   Vice President – Business Development,
   July 2006 – present;

   Vice President – Business Development,
   May 2002 – July 2006.

• STEPHEN F. REEVES – 48
   Vice President of the Corporation and
   Vice President – Global Finance,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and
   Vice President – Finance, Power Tools
   and Accessories Group,
   April 2000 – March 2004.

• MARK M. ROTHLEITNER – 49
   Vice President – Investor Relations and Treasurer,
   January 2000 – present.

• ROBERT I. ROWAN – 47
   Vice President of the Corporation and President –
   Construction & Woodworking, Industrial
   Products Group, Power Tools and Accessories,
   January 2008 – present;

   Vice President of the Corporation and President –
   Construction, Industrial Product Group,
   Power Tools and Accessories,
   March 2007 – January 2008;

   Vice President of the Corporation and President –
   Power Tools and Accessories, Consumer
   Products Group, Power Tools and Accessories,
   February 2006 – March 2007;

   Vice President and General Manager,
   Consumer Power Tools and Accessories,
   Power Tools and Accessories,
   July 2003 – February 2006;

   Vice President – Outdoor Products,
   Consumer Products Group, Power Tools
   and Accessories Group,
   September 2001 – July 2003.

• EDWARD J. SCANLON – 53
   Vice President of the Corporation and
   President – Commercial Operations –
   North America, Power Tools and Accessories,
   January 2008 – present;

   Vice President of the Corporation and
   President – Commercial Operations, North and
   South America, Power Tools and Accessories,
   March 2004 – January 2008;

   Vice President of the Corporation and
   President – Commercial Operations,
   North America, Power Tools and
   Accessories Group,
   May 1999 – March 2004.

• JOHN W. SCHIECH – 49
   Group Vice President of the Corporation
   and President – Industrial Products Group,
   Power Tools and Accessories,
   March 2004 – present;

   Vice President of the Corporation and President –
   DEWALT Professional Products, Power Tools
   and Accessories Group,
   January 2001 – March 2004.

• NATALIE A. SHIELDS – 51
   Vice President and Corporate Secretary,
   April 2006 – present;

   International Tax and Trade Counsel,
   June 1993 – April 2006.

• BEN S. SIHOTA – 49
   Vice President of the Corporation and President –
   Asia Pacific, Power Tools and Accessories,
   February 2006 – present;

   President – Asia, Power Tools and Accessories,
   September 2000 – February 2006.

• MICHAEL A. TYLL – 51
   Group Vice President of the Corporation and
   President – Fastening and Assembly Systems,
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

• Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, and the inability to penetrate new channels of distribution could adversely affect our business. We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 33% of our consolidated sales in 2007. The loss of either of these large customers, a material negative change in our relationship with these large customers or other major customers, or changes in consumer preferences or loyalties could have an adverse effect on our business. Our major customers are volume purchasers, a few of which are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Changes in purchasing patterns by major customers could negatively impact manufacturing volumes and inventory levels. Further, our inability to continue to penetrate new channels of distribution may have a negative impact on our future results.

• The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products. We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. In a limited number of circumstances, the magnitude of our purchases of certain items is of such significance that a change in our established supply relationships may cause disruption in the marketplace, a temporary price imbalance, or both. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. An increase in value-added taxes by various foreign jurisdictions, or a reduction in value-added tax rebates currently available to us or to our suppliers, could also increase the costs of our manufactured products as well as purchased products and components and could adversely affect our results of operations. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

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

• Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth. Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to us than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect our results of operations. Market acceptance of the new products introduced in 2007 and scheduled for introduction in 2008 may not meet sales expectations due to various factors, such as our failure to accurately predict market demand and evolving industry standards, to resolve technical challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could be excessive if those expectations are not met.

• Price increases could impact the demand for our products from customers and end-users. We may periodically increase the prices of our products. An adverse reaction by our customers or end-users to price increases could negatively impact our anticipated sales, profitability, manufacturing volumes, and/or inventory levels.

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

• Our success depends on our ability to improve productivity and streamline operations to control or reduce costs. We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. We have also undertaken restructuring and integration actions as described in Note 18 of Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The ultimate savings realized from restructuring and integration actions may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed. Our failure to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated would adversely affect our results of operations.

• The inability to identify new acquisition opportunities or to successfully integrate the operations of acquired businesses could negatively impact our prospect for future growth and profitability. We expend significant resources on identifying opportunities to acquire new lines of business and companies that could contribute to our success and expansion into existing and new markets. Our inability to successfully identify acquisition opportunities, integrate the operations of acquired businesses, or realize the anticipated cost savings, synergies and other benefits related to the acquisition of those businesses could have a material adverse effect on our business, financial condition and future growth. Acquisitions may also have a material adverse effect on our operating results due to large write-offs, contingent liabilities, substantial depreciation, or other adverse tax or audit consequences.

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

• We are exposed to adverse changes in currency exchange rates, raw material commodity prices or interest rates, both in absolute terms and relative to competitors’ risk profiles. We have a number of manufacturing sites throughout the world and sell our products in more than 100 countries. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which we have manufacturing facilities. We believe our most significant foreign currency exposures are the euro, pound sterling and Chinese renminbi. A decrease in the value of the euro and pound sterling relative to the U.S. dollar could adversely affect our results of operations. An increase in the value of the Chinese renminbi relative to the U.S. dollar could adversely affect our results of operations. We utilize materials in the manufacturing of our products that include certain components and raw materials that are subject to commodity price volatility. We believe our most significant commodity-related exposures are to nickel, steel, resins, copper, aluminum, and zinc. An increase in the market prices of these items could adversely affect our results of operations. We have outstanding variable-rate and fixed-rate borrowings. To meet our cash requirements, we may incur additional borrowings in the future under our existing or future borrowing facilities. An increase in interest rates could adversely affect our results of operations.

• We operate a global business that exposes us to additional risks. Our sales outside of the United States accounted for approximately 40% of our consolidated net revenue in 2007. We continue to expand into foreign markets. The future growth and profitability of our foreign operations are subject to a variety of risks and uncertainties, such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory risks inherent in conducting business internationally. Over the past several years, such factors have become increasingly important as a result of our higher percentage of manufacturing in China, Mexico and the Czech Republic and purchases of products and components from foreign countries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Corporation operates 46 manufacturing facilities around the world, including 30 located outside of the United States in 10 foreign countries. The major properties associated with each business segment are listed in “Narrative Description of the Business” in Item 1(c) of Part I of this report.

The following are the Corporation’s major leased facilities:

In the United States: Lake Forest, Mira Loma, and Rialto, California; Charlotte, North Carolina; Tampa, Florida; Chesterfield, Michigan; and Towson, Maryland.

Outside of the United States: Spennymoor, England; Tongeren and Aarschot, Belgium; Reynosa and Mexicali, Mexico; Brockville, Canada; Usti nad Labem, Czech Republic; and Xiamen and Suzhou, China.

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

The EPA and the Santa Ana Regional Water Quality Control Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under CERCLA, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in

California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The federal lawsuit filed by the West Valley Water District and the Fontana Water Company was voluntarily dismissed in October 2007. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the crossclaims in that lawsuit have been dismissed by the court on jurisdictional grounds. The City of Colton and several co-defendants have appealed the dismissal of these claims. The City of Colton also has re-filed its claims in California state court and filed a new federal action arising out of CERCLA, the Resource Conservation and Recovery Act, and state law. Certain defendants have crossclaimed against other defendants in the new federal action and have asserted claims against The United States Department of Defense, EPA, and the City of Rialto. Certain defendants have cross-claims against other defendants in the new state court action and have asserted claims against the State of California. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2008. At December 31, 2007, the estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $49 million to approximately $100 million, with no amount within that range representing a more likely outcome. During 2007, the Corporation increased its reserve for this environmental remediation matter by $31.7 million to $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report in 2008. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional potentially responsible parties and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at December 31, 2007.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of contamination at each site, the timing and nature of required remedial actions, the technology available, the nature and terms of cost sharing arrangements with other PRPs, the existing legal requirements and nature and extent of future environmental laws, and the determination of the Corporation’s liability at each site. The recognition of additional losses, if and when they may occur, cannot be reasonably predicted.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2007, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Corporation’s Common Stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

QUARTER	2007	2006

January to March	$90.910 to $78.810	$90.500 to $80.950
April to June	$96.070 to $81.400	$94.900 to $79.350
July to September	$97.010 to $79.300	$84.850 to $66.040
October to December	$92.300 to $69.150	$91.140 to $76.850

(b) Holders of the Corporation’s Capital Stock

As of January 25, 2008, there were 10,891 holders of record of the Corporation’s Common Stock.

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

Quarterly dividends per common share for the most recent two years are as follows:

QUARTER	2007	2006

January to March	$ .42	$ .38
April to June	.42	.38
July to September	.42	.38
October to December	.42	.38

	$1.68	$1.52

Common Stock:

150,000,000 shares authorized, $.50 par value, 62,923,723 and 66,734,843 outstanding as of December 31, 2007 and 2006, respectively.

Preferred Stock:

5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2007 and 2006.

(d) Annual Meeting of Stockholders

The 2008 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 17, 2008, at 9:00 a.m. at the Sheraton Baltimore North Hotel, 903 Dulaney Valley Road, Towson, Maryland 21204.

(e) Performance Graph

(1)	Assumes $100 invested at the close of business on December 31, 2002 in Black & Decker common stock, Standard & Poor’s (S&P) 500 Index, and the Peer Group.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)

The Peer Group consists of the companies in the following indices within the Standard & Poor’s Super Composite 1,500: Household Appliances, Housewares & Specialties, Industrial Machinery, and Building Products. A list of the companies in the Peer Group will be furnished upon request addressed to the Corporate Secretary at 701 East Joppa Road, Towson, Maryland 21286.

(4)	Total return is weighted according to market capitalization of each company at the beginning of each year.

(f) Issuer Purchases of Equity Securities

PERIOD (a)	TOTAL NUMBER OF SHARES PURCHASED		AVERAGE PRICE PAID PER SHARE		TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS(c)

October 1, 2007 through October 28, 2007	1,18	4	(b)	$ 77.55	–	4,895,308
October 29, 2007 through November 25, 2007	–			–	–	4,895,308
November 26, 2007 through December 31, 2007	25	6	(b)	$ 82.06	–	4,895,308

Total	1,44	0		$ 78.35	–	4,895,308

(a) (b) (c)

The periods represent the Corporation’s monthly fiscal calendar.

Shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.

The maximum number of shares that may yet be purchased under the plans represent the remaining shares that are available pursuant to the Corporation's publicly announced repurchase plans. On February 8, 2007, the Corporation announced it had authorization from its Board of Directors to repurchase 3,000,000 shares. In addition, the maximum number of shares that may yet be purchased under the plans noted above includes 4,000,000 shares authorized by the Board of Directors on October 17, 2007. On February 14, 2008, the Corporation announced it had authorization from its Board of Directors to repurchase an additional 2,000,000 shares. There is no expiration date or current intent to terminate the repurchase plans.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (b)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)	2007 (a)		2006		2005 (c)		2004		2003 (d)

Sales	$6,563.	2	$6,447.	3	$6,523.	7	$5,398.	4	$4,482.	7
Net earnings from continuing operations	518.	1	486.	1	532.	2	430.	7	270.	5
(Loss) earnings from discontinued operations (e)	–		–		(.	1)	14.	9	5.	8
Net earnings	518.	1	486.	1	532.	1	445.	6	276.	3
Basic earnings per share:
Continuing operations	8.0	6	6.7	4	6.7	2	5.4	0	3.4	7
Discontinued operations	–		–		–		.1	9.0		8
Net earnings per common share - basic	8.0	6	6.7	4	6.7	2	5.5	9	3.5	5
Diluted earnings per share:
Continuing operations	7.8	5	6.5	5	6.5	4	5.3	1	3.4	7
Discontinued operations	–		–		–		.1	8.0		8
Net earnings per common share - assuming dilution	7.8	5	6.5	5	6.5	4	5.4	9	3.5	5
Total assets	5,410.	9	5,247.	7	5,842.	4	5,555.	0	4,262.	2
Long-term debt	1,179.	1	1,170.	3	1,030.	3	1,200.	6	915.	6
Redeemable preferred stock of subsidiary	–		–		–		192.	2	202.	6
Cash dividends per common share	1.6	8	1.5	2	1.1	2.8		4.5		7

(a)

Earnings from continuing operations for 2007 include a favorable $153.4 million tax settlement. In addition, earnings from continuing operations for 2007 include a charge for an environmental remediation matter of $31.7 million before taxes ($20.6 million after taxes) and a restructuring charge of $19.0 million before taxes ($12.8 million after taxes).

(b)

The Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, effective January 1, 2006, using the modified retrospective method of adoption whereby the Corporation restated all prior periods presented based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. Amounts in this five-year summary for 2005, 2004, and 2003 reflect such restated amounts.

(c)

Earnings from continuing operations for 2005 include a favorable $55.0 million ($35.8 million after taxes) settlement of environmental and product liability coverage litigation with an insurer. In addition, earnings from continuing operations for 2005 includes $51.2 million of incremental tax expense resulting from the repatriation of $888.3 million of foreign earnings under the American Jobs Creation Act of 2004 (AJCA).

(d)

Earnings from continuing operations for 2003 include a restructuring charge of $20.6 million before taxes ($14.9 million after taxes). That pre-tax charge was net of reversals of $13.2 million, representing reversals of previously provided restructuring reserves, together with the excess of proceeds received on the sale of long-lived assets - written down as part of restructuring actions - over their adjusted carrying value. In addition, earnings from continuing operations for 2003 include a restructuring charge of $11.0 million before taxes ($7.2 million after taxes) associated with the closure of a manufacturing facility in the Hardware and Home Improvement segment as a result of the acquisition of the Baldwin and Weiser businesses.

(e)

(Loss) earnings from discontinued operations represent the earnings, net of applicable income taxes, of the Corporation’s discontinued European security hardware business. Loss from discontinued operations for the year ended December 31, 2005, includes a loss on sale of discontinued operations of $.1 million. Earnings from discontinued operations for the year ended December 31, 2004, include a gain on sale of discontinued operations of $12.7 million. That gain was net of a $24.4 million goodwill impairment charge associated with the DOM security hardware business. The earnings of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation. For additional information about the discontinued European security hardware business, see Note 19 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 16 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments – Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems – with these business segments comprising approximately 74%, 15%, and 11%, respectively, of the Corporation’s sales in 2007. As more fully disclosed in Note 2 of Notes to Consolidated Financial Statements, on March 1, 2006, the Corporation acquired Vector. Vector, a designer and marketer of consumer portable power products, is included in the Power Tools and Accessories segment.

The Corporation markets its products and services in over 100 countries. During 2007, approximately 60%, 24%, and 16% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

An overview of certain aspects of the Corporation’s performance during the year ended December 31, 2007, follows:

• Sales for 2007 were $6,563.2 million, which represented a 2% increase over 2006 sales of $6,447.3 million. While the effects of a weaker U.S. dollar as compared to most other currencies caused a 3% increase in consolidated sales during 2007, that increase was partially offset by a 1% decline in unit volume. That unit volume decline was driven by lower sales in the United States and was partially offset by higher sales outside of the United States. Sales to U.S. customers in 2007 declined by 5% from the 2006 level due, in part, to sharply lower housing starts. The Corporation expects that continued weakness in key sectors of the U.S. economy, including lower residential construction, will contribute to a low-single-digit rate of sales decline in 2008 as compared to 2007.

• Operating income as a percentage of sales for 2007 decreased by approximately 260 basis points from the 2006 level to 8.9%. Of that decline, approximately 90 basis points was attributable to a reduction in gross margin, approximately 140 basis points was attributable an increase in selling, general, and administrative expenses, and approximately 30 basis points was attributable to a $19.0 million pre-tax restructuring charge. Gross margin as a percentage of sales declined in 2007 as the effects of rising commodity costs – together with the change in China’s value-added tax and appreciation of the Chinese renminbi – which, in the aggregate, increased cost of goods sold by approximately $180 million over the 2006 level, were only partially offset by the favorable effects of productivity initiatives. Gross margin as a percentage of sales in 2007 was also negatively affected by a $21.3 million pre-tax charge associated with the recall of certain DEWALT XRPª cordless drills. Selling, general, and administrative expenses as a percentage of sales increased in 2007 over the 2006 level due principally to, in the U.S., the de-leveraging of expenses over a lower sales base and to higher Corporate expenses, which included a $31.7 million pre-tax charge in 2007 for an environmental matter. The Corporation anticipates that operating income as a percentage of sales will approximate 9% in 2008. The Corporation expects that operating income in 2008 will be unfavorably impacted by the unfavorable effects of rising commodity costs – together with the change in China’s value-added tax and appreciation of the Chinese renminbi – which, in the aggregate, are expected to approximate $120 million of incremental inflation, and an increase in selling, general, and administrative expenses as a percentage of sales associated with the de-leveraging of expenses over a lower sales base. However, the Corporation believes that such unfavorability will be offset by the favorable effect of productivity and restructuring initiatives and from the lack of certain unfavorable items experienced in 2007 – namely, the pre-tax charges previously described relating to an environmental matter, the DEWALT XRP recall, and restructuring and exit costs.

• Interest expense (net of interest income) rose by $8.5 million in 2007 over the 2006 level, due principally to lower interest income associated with reduced levels of cash and cash equivalents.

• Net earnings were $518.1 million, or $7.85 per diluted share, for the year ended December 31, 2007, as compared to $486.1 million, or $6.55 per diluted share, in 2006. Net earnings for the year ended December 31, 2007, included the effects of the following three items: (i) a $153.4 million tax benefit resulting from a settlement agreement reached on an income tax litigation matter; (ii) an after-tax charge of $20.6 million ($31.7 million before taxes) associated with an environmental remediation matter; and (iii) an after-tax restructuring charge of $12.8 million ($19.0 million before taxes).

• Cash flow from operating activities increased by $103.2 million over the 2006 level to $725.9 million for the year ended December 31, 2007. The increase in cash provided by operating activities in 2007 was primarily due to cash provided by working capital in 2007, including the effect of lower income tax payments, as compared to cash used for working capital in 2006.

• Under an ongoing share repurchase program, the Corporation repurchased approximately 5.4 million shares of its common stock during 2007 at a cost of $456.1 million. As a result of those repurchases, shares used in computing annual diluted earnings per share for 2007 declined by 11% as compared to 2006.

The preceding information is an overview of certain aspects of the Corporation’s performance during the year ended December 31, 2007, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

Results of Operations

SALES

The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2007, 2006, and 2005.

	YEAR ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)	2007	2006	2005

Total sales	$ 6,563.2	$ 6,447.3	$ 6,523.7

Unit volume - existing (a)	(1)%	(2)%	7%
Unit volume - acquired (b)	–%	2%	14%
Price	–%	(1)%	(1)%
Currency	3%	–%	1%

Change in total sales	2%	(1)%	21%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists; however, includes unit volume in 2005 of the European FLEX power tools business sold in November 2005.

(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.

Total consolidated sales for the year ended December 31, 2007, were $6,563.2 million, which represented a 2% increase over 2006 sales of $6,447.3 million. As compared to the 2006 level, unit volume declined by 1% in 2007. That unit volume decline was driven by lower sales in the United States and was partially offset by higher sales outside of the United States. Sales to U.S. customers in 2007 declined by 5% from the 2006 level due, in part, to sharply lower housing starts. The effect of pricing actions did not have a material effect on sales in 2007. While the Corporation implemented price increases in late 2006, the impact of those pricing increases in 2007 was mitigated by pricing and promotional actions undertaken to stimulate demand. The effects of a weaker U.S. dollar as compared to most other currencies, particularly the euro and pound sterling, caused the Corporation's consolidated sales for 2007 to increase by 3% over the 2006 levels.

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

EARNINGS

A summary of the Corporation's consolidated gross margin, selling, general, and administrative expenses, and operating income - all expressed as a percentage of sales - follows:

	YEAR ENDED DECEMBER 31,
(PERCENTAGE OF SALES)	2007	2006	2005

Gross margin	33.9%	34.8%	35.5%
Selling, general, and administrative expenses	24.7%	23.3%	23.3%
Restructuring and exit costs	.3%	–	–
Operating income	8.9%	11.5%	12.2%

The Corporation reported consolidated operating income of $582.2 million on sales of $6,563.2 million in 2007, as compared to operating income of $740.4 million on sales of $6,447.3 million in 2006 and to operating income of $794.9 million on sales of $6,523.7 million in 2005.

Consolidated gross margin as a percentage of sales declined by approximately 90 basis points from the 2006 level to 33.9% in 2007. That decrease in gross margin was primarily a result of rising commodity costs which, coupled with the effects of the change in China’s value added tax and appreciation of the Chinese renminbi, added approximately $180 million of incremental costs over 2006. In addition, gross margin in 2007 was burdened by a $21.3 million pre-tax charge associated with the recall of certain DEWALT XRP cordless drills. However, those negative effects were partially offset by the favorable effects of productivity and restructuring initiatives, pricing actions, product mix, and currency.

Consolidated gross margin as a percentage of sales declined by approximately 70 basis points from the 2005 level to 34.8% in 2006. That decrease in gross margin was primarily a result of significant commodity inflation, coupled with the negative effects both of pricing actions and of lower sales and production volumes over which to leverage fixed costs, which offset the positive effects that resulted from restructuring and productivity initiatives as well as favorable product mix.

Consolidated selling, general, and administrative expenses as a percentage of sales were approximately 24.7% in 2007 and 23.3% in both 2006 and 2005. Consolidated selling, general, and administrative expenses in 2007 increased by $124.7 million over the 2006 level. The effect of foreign currency translation accounted for approximately one-third of that increase and the remainder was primarily attributable to additional selling, general, and administrative expenses to support increased sales in certain markets outside of the United States and to higher environmental expenses.

Consolidated selling, general, and administrative expenses in 2006 decreased by $21.1 million from the 2005 level. That decrease was due, in part, to declines in certain sales-related expenses as a result of lower sales volume as well as in certain employee-related expenses, including performance-based incentive compensation, which offset incremental expenses of the acquired Vector business and the unfavorable effect of foreign currency translation.

In 2007, the Corporation recognized $19.0 million of pre-tax restructuring and exit costs related to actions in its Power Tools and Accessories and Hardware and Home Improvement segments. The 2007 restructuring charge reflects actions to reduce the Corporation’s manufacturing cost base as well as selling, general, and administrative expenses in those segments.

Consolidated net interest expense (interest expense less interest income) was $82.3 million in 2007, as compared to $73.8 million in 2006 and $45.4 million in 2005. The increase in net interest expense in 2007, as compared to 2006, was primarily the result of lower interest income associated with reduced levels of cash and cash equivalents. The higher net interest expense in 2006, as compared to 2005, was primarily the result of higher prevailing U.S. interest rates, including the impact on the Corporation’s foreign currency hedging activities, and higher short-term borrowing levels.

Other expense (income) was $2.3 million in 2007, as compared to $2.2 million in 2006 and $(51.6) million in 2005. As more fully described in Note 20 of Notes to Consolidated Financial Statements, the Corporation received a payment of $55.0 million in 2005 relating to the settlement of environmental and product liability coverage litigation with an insurer.

Consolidated income tax expense (benefit) of $(20.5) million, $178.3 million, and $268.9 million was recognized on the Corporation’s earnings from continuing operations before income taxes of $497.6 million, $664.4 million, and $801.1 million, for 2007, 2006, and 2005, respectively. Income tax expense (benefit) in 2007 reflects: (i) the effect of a $153.4 million tax benefit associated a settlement reached on an income tax litigation matter; (ii) an $11.1 million tax benefit associated with the $31.7 million pre-tax charge for an environmental remediation matter; and (iii) a $6.2 million tax benefit associated with a $19.0 million pre-tax restructuring charge. Income tax expense in 2005 reflects incremental tax expense of $51.2 million associated with the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (AJCA) and $19.2 million of tax expense associated with $55.0 million of income recognized upon settlement of environmental and product liability coverage litigation with an insurer. The previously described items had a significant impact on the Corporation’s effective income tax rates in 2007 and 2005. A further analysis of taxes on earnings is included in Note 11 of Notes to Consolidated Financial Statements.

As more fully described in Note 19 of Notes to Consolidated Financial Statements, the Corporation reported a net loss of $.1 million from discontinued operations in 2005, or $– per share on a diluted basis.

The Corporation reported net earnings of $518.1 million, $486.1 million, and $532.1 million, or $7.85, $6.55, and $6.54 per share on a diluted basis, for the years ended December 31, 2007, 2006, and 2005, respectively. Net earnings for the year ended December 31, 2007, included the effects of: (i) a $153.4 million tax benefit resulting from a settlement agreement reached on an income tax litigation matter; (ii) an after-tax charge of $20.6 million ($31.7 million before taxes) associated with an environmental remediation matter; and (iii) an after-tax restructuring charge of $12.8 million ($19.0 million before taxes).

In addition to the matters previously noted, diluted earnings per share for 2007 and 2006 benefited from lower weighted-average shares outstanding, principally as a result of the Corporation’s purchases of its common stock under a previously announced share repurchase program. The 66.0 million weighted-average shares outstanding used in the computation of diluted earnings per share for 2007 represented an 11% decline from the 74.2 million average shares outstanding used in the 2006 computation. The 74.2 million average shares outstanding used in the computation of diluted earnings per share for 2006 represented a 9% decline from the 81.4 million average shares outstanding used in the 2005 computation.

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

POWER TOOLS AND ACCESSORIES

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2007	2006	2005

Sales to unaffiliated customers	$4,720.4	$4,789.9	$4,875.4
Segment profit	471.4	576.1	641.4

Sales to unaffiliated customers in the Power Tools and Accessories segment during 2007 decreased 1% from the 2006 level. That decline, which primarily resulted from lower sales in the United States and Canada, was partially offset by higher sales outside of North America.

Sales in North America decreased at a mid-single-digit rate during 2007, as compared to the 2006 level. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a mid-single-digit rate – due, in part to sharply lower housing starts – as a high-single-digit rate of decline in sales to the independent channel was coupled with sales to major retailers that approximated the 2006 level. Sales of industrial power tools and accessories in the United States declined in 2007 across most product categories. Sales of the consumer power tools and accessories business in the United States decreased at a high-single-digit rate due primarily to lower sales of power tools and accessories, automotive and electronic products, and pressure washers. In Canada, sales decreased at a high-single-digit rate from the 2006 level, with high-single-digit rates of decline in sales of both industrial and consumer power tools and accessories.

Sales of the European power tools and accessories business during 2007 increased at a mid-single-digit rate over the level experienced in 2006. While sales grew in 2007 across most markets, excluding the United Kingdom, a double-digit rate of growth was experienced in the Eastern European, Nordic, and Middle East/Africa regions. Sales of the Corporation’s industrial power tools and accessories business in Europe increased at a double-digit rate while sales of the consumer power tools and accessories business increased at a low-single-digit rate during 2007 due to the introduction of consumer portable power products.

Sales in other geographic areas increased at a double-digit rate in 2007 over the 2006 level. That increase resulted from a double-digit rate of increase in Latin America and a high-single-digit rate of increase in Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.0% for 2007, as compared to 12.0% for 2006. Gross margin as a percentage of sales for 2007 declined in comparison to the 2006 level primarily as a result of the negative effects of commodity inflation (including the change in China’s value-added tax and appreciation of the Chinese renminbi), pricing actions, and the recall of certain DEWALT XRP drills. Those negative effects on gross margin in 2007 were partially offset by the favorable effects of productivity and restructuring initiatives, product mix, and currency. Selling, general, and administrative expenses as a percentage of sales for 2007 increased over the 2006 level due primarily to, in North America, the de-leveraging of expenses over a lower sales base.

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

Sales in North America decreased at a mid-single-digit rate during 2006 as compared to the prior year’s level. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a mid-single-digit rate primarily as a result of lower sales of equipment (due largely to lower sales of generators and compressors), construction tools, and woodworking tools. The U.S. industrial power tools and accessories business was adversely impacted by weak demand in the face of slowing residential construction and actions taken by certain major customers late in 2006 to reduce inventory levels. Sales of the consumer power tools and accessories business in the United States decreased at a low-single-digit rate primarily as a result of lower consumer power tool and pressure washer sales, which were partially offset by the sales of the acquired Vector business. Excluding the sales of the acquired Vector business, sales of the consumer power tools and accessories business declined at a double-digit rate from the 2005 level with sales down across most channels and product lines. Actions taken by major retailers to reduce inventory levels also negatively impacted the U.S. consumer power tools and accessories business in 2006. In Canada, sales decreased at a low-single-digit rate, as a double-digit-rate of decline in sales of consumer power tools and accessories was partially offset by a mid-single-digit rate of increase in sales of industrial power tools and accessories.

Sales of the European power tools and accessories business during 2006 increased at a low-single-digit rate over the level experienced in 2005. A mid-single-digit rate of increase in organic sales was partially offset by the sales decline that resulted from the divestiture of the FLEX business in late 2005. While sales grew in 2006 across most markets, marked growth was experienced in the Middle East/Africa and Eastern European regions. Sales of the European industrial power tools and accessories business increased at a low-single-digit rate in 2006. That increase was the result of a double-digit rate of increase in legacy sales of the industrial power tools and accessories business in Europe which was partially offset by the effects of the FLEX divestiture. Sales of the Corporation’s consumer power tools and accessories business in Europe increased at a low-single-digit rate during 2006.

Sales in other geographic areas increased at a double-digit rate in 2006 over the 2005 level. That increase resulted from a double-digit rate of increase in Latin America and a mid-single-digit rate of increase in Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 12.0% for 2006, as compared to 13.2% for 2005. The incremental effect of the Vector acquisition on segment profit as a percentage of sales for 2006 was not material. Gross margin as a percentage of sales for 2006 declined in comparison to 2005 primarily due to negative pricing actions, lower sales and production volume over which to absorb fixed costs, and commodity inflation. Those negative factors were mitigated by the benefits of restructuring and productivity initiatives as well as favorable mix. Selling, general, and administrative expenses as a percentage of sales for 2006 increased, as compared to 2005, due principally to the de-leveraging of fixed and semi-fixed costs over a lower sales base.

HARDWARE AND HOME IMPROVEMENT

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2007	2006	2005

Sales to unaffiliated customers	$1,000.8	$1,009.2	$1,025.6
Segment profit	113.3	136.9	145.4

Sales to unaffiliated customers in the Hardware and Home Improvement segment during 2007 decreased 1% from the 2006 level. Sales of security hardware in the United States declined at a mid-single-digit rate due, in part, to the negative effects of the U.S. housing slowdown, which were only partially offset by the introduction of the Smart Series of products at retail and by the effect of price increases instituted in late 2006. Sales of plumbing products in the United States rose at a high-single-digit rate in 2007, driven by growth in the retail channel due, in part, to increased listings, new product introductions, and price increases instituted in late 2006. Sales of the Hardware and Home Improvement segment outside of the United States rose at a double-digit rate in 2007 over the 2006 level, driven by increased shelf space for the Weiser lock business at two large Canadian retailers.

Segment profit as a percentage of sales in the Hardware and Home Improvement segment decreased from 13.6% in 2006 to 11.3% in 2007. Gross margin as a percentage of sales declined in 2007, as compared to 2006, as the negative effects of commodity inflation and lower volumes were only partially offset by the favorable effects of pricing actions instituted in late 2006, productivity initiatives, and product mix. Selling, general, and administrative expenses as a percentage of sales increased in 2007, as compared to 2006, as a result of higher promotion, research and development, and distribution expenses as well as the de-leveraging of fixed and semi-fixed costs over a lower sales base.

Sales to unaffiliated customers in the Hardware and Home Improvement segment during 2006 decreased 2% from the 2005 level, due primarily to a mid-single-digit rate of decline in sales of plumbing products. Despite a double-digit rate of decline in U.S. housing starts in 2006, sales of security hardware products approximated the 2005 level. Sales of Kwikset products grew at a low-single-digit rate, as higher retail sales and the effects of a price increase during the fourth quarter of 2006 offset weakness in the wholesale channel. That growth in Kwikset sales offset a low-single-digit rate of decline in sales of Weiser and Baldwin products.

Segment profit as a percentage of sales in the Hardware and Home improvement segment decreased from 14.2% in 2005 to 13.6% in 2006. The decline in segment profit as a percentage of sales in 2006 was attributable to a decline in gross margin, as the favorable effects of restructuring/integration and productivity initiatives, coupled with price increases instituted by the segment, were insufficient to offset the negative effects of significant commodity inflation, particularly with respect to copper and zinc, and lower sales and production volumes. Selling, general, and administrative expenses as a percentage of sales decreased in 2006, as compared to 2005, as a result of cost reduction initiatives.

FASTENING AND ASSEMBLY SYSTEMS

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2007	2006	2005

Sales to unaffiliated customers	$693.3	$669.3	$665.6
Segment profit	106.6	96.1	95.3

Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 4% in 2007 over the 2006 level. Sales of the North American businesses declined at a low-single-digit rate, reflecting weakness in both the industrial and automotive businesses. Sales in the European industrial business rose at a high-single-digit rate while sales in the European automotive business rose at a mid-single-digit rate. In Asia, sales grew at a high-single-digit rate, reflecting sales growth across all markets.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 14.4% in 2006 to 15.4% in 2007. The increase in segment profit as a percentage of sales was principally attributable to the leveraging of fixed costs over a higher sales base.

Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased 1% in 2006 over the 2005 level. Sales of the North American businesses declined at a mid-single-digit rate, reflecting both weak industrial sales and weak automotive sales in the face of production cuts by automotive customers. Sales in the European industrial business rose at a low-single-digit rate while sales in the European automotive business approximated the prior year level. In Asia, sales grew at a double-digit rate, reflecting strong sales in both Japan and China.

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

OTHER SEGMENT-RELATED MATTERS

As indicated in the first table of Note 16 of Notes to Consolidated Financial Statements, segment profit (loss), associated with Corporate, Adjustments, and Eliminations (Corporate) was $(107.7) million, $(66.8) million, and $(82.6) million for the years ended December 31, 2007, 2006, and 2005, respectively. Corporate expenses for 2007 increased over the prior year’s level due to the unfavorable effects of higher legal and environmental expenses (due to the $31.7 million charge taken for an environmental remediation matter), a foreign currency loss by a Corporate subsidiary (that offset a foreign currency gain by that subsidiary in 2006), and higher expenses associated with intercompany eliminations, principally related to foreign currency effects. Those unfavorable effects were partially offset by the favorable effects of income booked by Corporate for the reportable business segments, including the reversal of certain performance-based incentive expenses included in segment profit of the reportable business segments.

Corporate expenses for 2006 declined from the prior year’s level as the positive effects of certain lower employee-related expenses not allocated directly to the reportable business segments (including performance-based incentives) and a foreign currency gain by a Corporate subsidiary, as well as higher Corporate expense allocations charged directly to the Corporation’s business segments, were partially offset by the negative effects of higher pension and environmental expenses.

Expense recognized by the Corporation in 2007, on a consolidated basis, relating to its pension and other postretirement benefits plans decreased by approximately $2 million from the 2006 level. Expense recognized by the Corporation in 2006, on a consolidated basis, relating to its pension and other postretirement benefits plans increased by approximately $13 million over the 2005 level. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the second table included in Note 16 of Notes to Consolidated Financial Statements, was expense in 2007, 2006, and 2005 of $19.9 million, $25.2 million, and $13.8 million, respectively. The $5.3 million decrease in that Corporate adjustment in 2007, as compared to 2006, resulted from the lower level of pension and other postretirement benefit expenses (excluding service costs allocated to the reportable business segments). The $11.4 million increase in that Corporate adjustment in 2006, as compared to 2005, resulted from the higher level of pension and other postretirement benefit expenses (excluding service costs allocated to the reportable business segments). As more fully described in Note 16 of Notes to Consolidated Financial Statements, the only element of pension and other postretirement benefits expense included in the determination of segment profit of the Corporation’s reportable business segments is service costs.

Income (expenses) directly related to reportable business segments booked in consolidation, and, thus, excluded from segment profit for the reportable business segments, were $8.3 million, $(.2) million, and $3.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $8.3 million of segment-related income excluded from segment profit in 2007 principally related to the Power Tools and Accessories segment as well as to the reversal of certain performance-based incentive expenses included in the allocation of Corporate expenses to each of the reportable business segments. The $.2 million of segment-related expense excluded from segment profit in 2006 consisted of an increase in reserves for certain matters associated with the Power Tools and Accessories segment that was substantially offset by the reversal of certain performance-based incentive expenses included in the allocation of Corporate expenses to each of the reportable business segments. The $3.3 million of segment-related income excluded from segment profit in 2005 principally related to a reduction in reserves for certain legal matters associated with the Power Tools and Accessories and Hardware and Home Improvement segments.

As indicated in Note 16 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $19.0 million pre-tax restructuring charge recognized in 2007, $9.0 million and $10.0 million related to the Power Tools and Accessories and Hardware and Home Improvement segments, respectively.

DISCONTINUED OPERATIONS

As more fully discussed in Note 19 of Notes to Consolidated Financial Statements, the European security hardware business, consisting of the NEMEF, Corbin, and DOM businesses, has been reflected as discontinued operations in the Consolidated Financial Statements. As such, the operating results, assets and liabilities, and cash flows of the discontinued European security hardware business have been reported separately from the Corporation’s continuing operations. In November 2005, the Corporation completed the sale of the DOM security hardware business for an aggregate price of $17.2 million, net of cash transferred. The net loss of the discontinued European security hardware business was $.1 million for the year ended December 31, 2005.

Restructuring and Integration Actions

The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2007, is included in Note 18 of Notes to Consolidated Financial Statements.

In 2007, the Corporation recognized $19.0 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories and Hardware and Home Improvement segments. The 2007 restructuring charge reflects actions to reduce the Corporation’s manufacturing cost base as well as selling, general, and administrative expenses. The restructuring actions to reduce the Corporation’s manufacturing cost base in the Power Tools and Accessories segment includes the closure of a manufacturing facility, with production from that facility to be either transferred to other facilities or outsourced from third-party suppliers. Actions to reduce the Corporation’s manufacturing cost base in the Hardware and Home Improvement segment primarily relate to optimization of its North American finishing operations, including the transfer of most finishing operations to a single facility. The principal component of the 2007 restructuring charge related to the elimination of manufacturing and selling, general, and administrative positions. A severance benefits accrual of $14.8 million was recognized associated with the elimination of approximately 650 positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in other facilities, approximately 100 replacement positions will be filled, yielding a net total of approximately 550 positions eliminated as a result of the 2007 restructuring actions. The restructuring and exit costs also include a $7.4 million write-down to fair value of certain long-lived assets of the Hardware and Home Improvement segment that have been idled and will be either sold or scrapped. The $19.0 million restructuring charge taken in 2007 was net of a $3.4 million gain, representing the excess of proceeds received on the sale of the manufacturing facility to be closed under the restructuring plan over its carrying value.

During 2005, the Corporation substantially completed the execution of the restructuring plan that was formulated in the fourth quarter of 2001 and the closure of a manufacturing facility in its Hardware and Home Improvement segment.

In addition to the recognition of restructuring and exit costs, the Corporation also recognized related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under accounting principles generally accepted in the United States (restructuring-related expenses). Those restructuring-related expenses included items – directly related to the underlying restructuring actions – that benefited on-going operations, such as costs associated with the transfer of equipment. Operating results included approximately $5 million of restructuring-related expenses for the year ended December 31, 2007, as compared to approximately $10 million and $15 million of restructuring-related expenses for 2006 and 2005, respectively.

The Corporation realized benefits of approximately $25 million and $35 million in 2006 and 2005, respectively, net of restructuring-related expenses. Those benefits resulted in a reduction in cost of goods sold of approximately $21 million and $33 million in 2006 and 2005, respectively, and a reduction in selling, general, and administrative expenses of approximately $4 million and $2 million in 2006 and 2005, respectively. The Corporation expects that pre-tax savings associated with the 2007 restructuring actions will benefit 2008 results by $7 million, net of restructuring-related expenses.

In addition to the previously discussed restructuring actions, the Corporation also identified opportunities to integrate businesses it acquired, including the Porter-Cable and Delta Tools Group. Prior to the date of the acquisition of the Porter-Cable and Delta Tools Group and during 2004, the Corporation identified opportunities to restructure, as well as to integrate, these businesses into its Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved restructuring/integration actions relating to the acquired business in the amount of $15.2 million. These actions principally reflected severance costs associated with administrative and manufacturing actions related to the acquired businesses, including the closure of three manufacturing facilities, and lease and other contractual obligations for which no future benefit would be realized. Certain of these restructuring/integration actions commenced in 2004 and the remainder commenced in 2005; all actions were substantially completed in 2006. The Corporation realized integration benefits associated with these actions of approximately $15 million and $25 million in 2007 and 2006, respectively, net of restructuring-related expenses. Principally all of those incremental pre-tax savings benefited gross margin.

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

From time to time, currencies may strengthen or weaken in countries in which the Corporation sells or manufactures its product. While the Corporation will take actions to mitigate the impact of any future currency movements, there is no assurance that such movements will not adversely affect the Corporation.

Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders’ equity. During 2007 and 2006, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity, increased stockholders’ equity by $83.2 million and $70.3 million, respectively.

The materials used in the manufacturing of the Corporation’s products, which include certain components and raw materials, are subject to price volatility. These component parts and raw materials are principally subject to market risk associated with changes in the price of nickel, steel, resins, copper, aluminum, and zinc. The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources. Rising commodity costs

(including the impact of the change in China’s value added tax and the appreciation of the Chinese renminbi, which increase the costs of finished products and components manufactured in or purchased from third parties in China) decreased operating income in 2007 by approximately $180 million from the 2006 level and are expected to decrease operating income by approximately $120 million in 2008 from the 2007 level. While future movements in prices of raw materials and component parts are uncertain, the Corporation uses a variety of methods, including established supply arrangements, purchase of component parts and raw materials for future delivery, and supplier price commitments, to address this risk. In addition, the Corporation utilizes derivatives to manage its risk to changes in the prices of certain commodities. As of December 31, 2007, the amount outstanding under commodity hedges was not material.

As more fully described in Note 9 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable-rate-debt to total-debt ratio, the Corporation may elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the cash flows of its indebtedness, through the use of interest rate swap agreements.

In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable-rate-debt to total-debt ratio, after taking interest rate hedges into account, was 44% at December 31, 2007, as compared to 42% at December 31, 2006, and 64% at December 31, 2005. At December 31, 2007, average debt maturity was 6.2 years, as compared to 6.7 years at December 31, 2006, and 4.9 years at December 31, 2005. At both December 31, 2007 and 2006, average long-term debt maturity was 8.0 years, as compared to 7.3 years at December 31, 2005.

INTEREST RATE SENSITIVITY

The following table provides information as of December 31, 2007, about the Corporation’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation’s reporting currency, as of December 31, 2007.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. DOLLARS IN MILLIONS)	2008	2009	2010	2011	2012	THEREAFTER	TOTAL	FAIR VALUE (ASSETS)/ LIABILITIES

LIABILITIES
Short-term borrowings Variable rate (U.S. dollar and other currencies) (a)	$329.7	$–	$–	$–	$–	$–	$329.7	$329.7
Average interest rate	5.45%						5.45%
Long-term debt
Fixed rate (U.S. dollars)	$.2	$.1	$–	$400.0	$–	$750.0	$1,150.3	$1,146.3
Average interest rate	7.00%	7.00%		7.13%		5.61%	6.14%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$–	$–	$–	$150.0	$–	$175.0	$325.0	$(11.6)
Average pay rate (b)
Average receive rate				5.34%		4.86%	5.08%

(a) (b)

Short-term borrowings of $329.7 million include $324.1 million and $5.6 million that are denominated in U.S. dollars and other currencies, respectively.

The average pay rate for swaps in the notional principal amount of $175.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $150.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swap is based upon 6-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

As discussed previously, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2007, the Corporation has hedged a portion of its 2008 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2008 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% strengthening in the value of the United States dollar. The Corporation estimated that this would have the effects of reducing gross profits for 2008 by approximately $24 million. The Corporation also estimated the effects on 2008 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 10% weakening in the value of the United States dollar. A uniform 10% weakening in the value of the United States dollar would have the effect of increasing gross profits.

In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors’ products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, as compared to those experienced during 2007, inherent in the foreign exchange hedging portfolio at December 31, 2007.

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

As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $1,212.9 million at December 31, 2007. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Corporation considers current market conditions, including interest rates, in making these assumptions. The Corporation develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Corporation’s discount rate for United States defined benefit pension plans was 6.50% and 6.00% at December 31, 2007 and 2006, respectively. As discussed further in Note 12 of Notes to Consolidated Financial Statements, the Corporation develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Corporation’s expected long-term rate of return assumption for United States defined benefit plans for 2007 and 2008 is 8.75%.

The Corporation believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Corporation’s financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the market-related value of assets. The Corporation’s aggregate fair value of plan assets exceeded the market-related value of assets by approximately $120 million as of the 2007 measurement date. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Also, gains and losses resulting from changes in assumptions and from differences between assumptions and actual experience (except those differences being amortized to the market-related value of assets) are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Corporation expects that its pension and other postretirement benefit costs in 2008 will decrease by approximately $24 million from the 2007 level.

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

Note 21 of Notes to Consolidation Financial Statements further discusses significant environmental matters which may affect the Corporation.

As more fully disclosed in Notes 1 and 11 of Notes to Consolidated Financial Statements, the Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. The Corporation considers many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements.

Impact of New Accounting Standards

As more fully disclosed in Notes 1 and 11 of Notes to Consolidated Financial Statements, the Corporation adopted FIN 48 on January 1, 2007. Also, as more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation has not yet adopted the provisions of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

Financial Condition

Operating activities provided cash of $725.9 million for the year ended December 31, 2007, as compared to $622.7 million for the year ended December 31, 2006. The increase in cash provided by operating activities in 2007 was primarily due to cash provided by working capital in 2007, including the effect of lower income tax payments in 2007, as compared to cash used for working capital in 2006. The 2007 operating cash flow effects of trade accounts receivables (associated with the timing of sales and improved days sales outstanding), trade accounts payable (associated with the timing of payments and higher inventory levels), and other current liabilities each improved over 2006. The favorable operating cash flow effect of other cur-

rent liabilities in 2007 as compared to 2006 was, in part, due to the 2006 payment of taxes associated with repatriating foreign earnings under the AJCA of 2004 as well as to the lower level of payments made during 2007, as compared to 2006, associated with prior year-end accruals, including accruals for customer incentives, employee incentives, and advertising and promotion. These favorable operating cash flow effects in 2007 were partially offset by an increase in inventory, in part due to higher commodity costs.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2007, decreased moderately from the level as of December 31, 2006. Average inventory turns as of December 31, 2007, approximated inventory turns as of December 31, 2006.

Investing activities used cash of $149.8 million for the year ended December 31, 2007, as compared to $241.0 million for the year ended December 31, 2006. Cash used by investing activities in 2006 included the purchase of Vector for $158.5 million, net of cash acquired, which was partially offset by $16.1 million of cash received associated with the final adjustment to the purchase price of the Porter-Cable and Delta Tools Group. Outflows from hedging activities – associated with the Corporation’s net investment hedging activities – increased by $32.6 million in 2007, as compared to 2006, due to the effects of the weaker U.S. dollar. Capital expenditures increased by $11.8 million over the 2006 level to $116.4 million in 2007. The Corporation anticipates that its capital spending in 2008 will approximate $115 million.

Financing activities used cash of $568.2 million for the year ended December 31, 2007, as compared to $1,124.9 million for the year ended December 31, 2006. Cash used by financing activities in 2007 included the purchase by the Corporation of 5,477,243 shares of its common stock at an aggregate cost of $461.4 million, the repayment of the 6.55% notes due July 1, 2007 of $150.0 million, and dividend payments of $108.6 million. In 2007, the Corporation increased its dividend payment, on a per share basis, from $1.52 in 2006 to $1.68 in 2007. However, the effect of the increase in the Corporation’s dividend payment was offset by the lower level of common stock outstanding. Future dividends will depend on the Corporation’s earnings, financial condition, and other factors. Sources of cash from financing activities in 2007 included proceeds from short-term borrowings of $68.8 million and proceeds received upon the issuance of common stock, including certain related income tax benefits, under stock-based compensation plans of $83.3 million.

Cash used by financing activities in 2006 included the purchase by the Corporation of 11,753,700 shares of its common stock at an aggregate cost of $896.0 million, a net decrease in short-term borrowings of $309.3 million, the repayment of the 7.0% notes due February 1, 2006 of $154.6 million, and dividend payments of $109.1 million. Sources of cash from financing activities in 2006 included the issuance of $300.0 million of 5.75% Senior Notes due in 2016 and $48.2 million of proceeds received upon the issuance of common stock, including certain related income tax benefits, under stock-based compensation plans.

The Corporation carried out its share repurchase program based upon the belief that its shares were undervalued and to manage share growth resulting from option exercises. Subsequent to December 31, 2007, the Corporation repurchased 2,000,400 shares of its common stock at an aggregate cost of $133.6 million. In February 2008, the Board of Directors provided the Corporation with authorization to repurchase an additional 2,000,000 shares of its common stock. After those share repurchases and that authorization, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 4,894,908 shares of its common stock.

As more fully described in Note 11 of Notes to Consolidated Financial Statements, during 2003, the Corporation received notices of proposed adjustments from the U.S. Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS, and disputed by the Corporation, consisted of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. This matter was the subject of litigation between the Corporation and the U.S. government. In December 2007, the Corporation and the U.S. government reached a settlement agreement with respect to that litigation. That settlement agreement resolved the litigation relating to the audits of the tax years 1998 through 2000 and also resolved the treatment of this tax position in subsequent years. The Corporation expects that the IRS closing agreements will be finalized in 2008. The Corporation expects to make cash payments of approximately $50 million during 2008 relating to this settlement.

The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation’s capital expenditures or financial position.

The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to service debt. For amounts available at December 31, 2007, under the Corporation’s revolving credit facilities and under short-term borrowing facilities, see Note 8 of Notes to Consolidated Financial Statements. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its existing unsecured revolving credit facility or under short-term borrowing facilities, and to consider additional term financing. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

The following table provides a summary of the Corporation’s contractual obligations by due date (in millions of dollars). The Corporation’s short-term borrowings, long-term debt, and lease commitments are more fully described in Notes 7, 8, and 17 of Notes to Consolidated Financial Statements.

	PAYMENTS DUE BY PERIOD
	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	AFTER 5 YEARS	TOTAL

Short-term borrowings (a) (b) (c)	$331.5	$–	$–	$–	$331.5
Long-term debt (c)	70.8	141.3	496.0	1,016.7	1,724.8
Operating leases	70.3	90.6	30.0	5.4	196.3
Purchase obligations (d)	594.8	25.0	.6	.8	621.2

Total contractual cash obligations (e) (f)	$1,067.4	$256.9	$526.6	$1,022.9	$2,873.8

(a)

As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation has a $1.0 billion commercial paper program as well as a supporting $1.0 billion credit facility that matures in December 2012. There was $324.1 million outstanding under the commercial paper program at December 31, 2007. The Corporation’s average borrowing outstanding under these facilities during 2007 was $361.0 million.

(b)

As described in Note 7 of Notes to Consolidated Financial Statements, the Corporation has uncommitted lines of credit of approximately $375 million at December 31, 2007. These uncommitted lines of credit do not have termination dates and are reviewed periodically.

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

(e)

The Corporation anticipates that funding of its pension and postretirement benefit plans in 2008 will approximate $37 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Corporation has not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

(f)

As more fully disclosed in Notes 1 and 11 of Notes to the Consolidated Financial Statements, the Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. At December 31, 2007, the Corporation has recognized $398.7 million of liabilities for unrecognized tax benefits of which $81.3 million related to interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of December 31, 2007, the Corporation classified $75.4 million of its liabilities for unrecognized tax benefits as a current liability. While the Corporation cannot reasonably predict the timing of the cash flows, if any, associated with its liabilities for unrecognized tax benefits, it believes that such cash flows would principally occur within the next five years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required under this Item is contained in Item 7 of this report under the caption “Hedging Activities” and in Item 8 of this report in Notes 1 and 9 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings – years ended December 31, 2007, 2006, and 2005.

Consolidated	Balance Sheet – December 31, 2007 and 2006.

Consolidated	Statement of Stockholders’ Equity – years ended December 31, 2007, 2006, and 2005.

Consolidated	Statement of Cash Flows – years ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,	2007		2006		2005

SALES	$6,563.	2	$6,447.	3	$6,523.	7
Cost of goods sold	4,336.	2	4,205.	8	4,206.	6
Selling, general, and administrative expenses	1,625.	8	1,501.	1	1,522.	2
Restructuring and exit costs	19.	0	–		–

OPERATING INCOME	582.	2	740.	4	794.	9
Interest expense (net of interest income of
$19.8 for 2007, $29.6 for 2006, and $36.5 for 2005)	82.	3	73.	8	45.	4
Other expense (income)	2.	3	2.	2	(51.	6)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	497.	6	664.	4	801.	1
Income taxes (benefit)	(20.	5)	178.	3	268.	9

NET EARNINGS FROM CONTINUING OPERATIONS	518.	1	486.	1	532.	2
Loss from discontinued operations (net of income taxes)	–		–		(.	1)

NET EARNINGS	$518.	1	$486.	1	$532.	1

BASIC EARNINGS PER COMMON SHARE
Continuing operations	$8.0	6	$6.7	4	$6.7	2
Discontinued operations	–		–		–

NET EARNINGS PER COMMON SHARE – BASIC	$8.0	6	$6.7	4	$6.7	2

DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$7.8	5	$6.5	5	$6.5	4
Discontinued operations	–		–		–

NET EARNINGS PER COMMON SHARE –
ASSUMING DILUTION	$7.8	5	$6.5	5	$6.5	4

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DECEMBER 31,	2007	2006

ASSETS
Cash and cash equivalents	$254.7	$233.3
Trade receivables, less allowances of $44.2 for 2007 and $44.5 for 2006	1,109.4	1,149.6
Inventories	1,145.8	1,063.5
Other current assets	329.6	257.0

TOTAL CURRENT ASSETS	2,839.5	2,703.4

PROPERTY, PLANT, AND EQUIPMENT	596.2	622.2
GOODWILL	1,212.9	1,195.6
OTHER ASSETS	762.3	726.5

	$5,410.9	$5,247.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$329.7	$258.9
Current maturities of long-term debt	.2	150.2
Trade accounts payable	504.6	458.5
Other current liabilities	1,046.3	912.0

TOTAL CURRENT LIABILITIES	1,880.8	1,779.6

LONG-TERM DEBT	1,179.1	1,170.3
POSTRETIREMENT BENEFITS	311.3	482.4
OTHER LONG-TERM LIABILITIES	581.0	651.8
STOCKHOLDERS' EQUITY
Common stock (outstanding: December 31, 2007 – 62,923,723 shares;
December 31, 2006 – 66,734,843 shares)	31.5	33.4
Capital in excess of par value	27.0	–
Retained earnings	1,498.5	1,473.0
Accumulated other comprehensive income (loss)	(98.3)	(342.8)

TOTAL STOCKHOLDERS' EQUITY	1,458.7	1,163.6

	$5,410.9	$5,247.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

	OUTSTANDING COMMON SHARES	PAR VALUE	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AT DECEMBER 31, 2004	82,095,161	$41.0	$826.2	$1,067.9	$(330.8)	$1,604.3
Comprehensive income (loss):
Net earnings	–	–	–	532.1	–	532.1
Net gain on derivative instruments
(net of tax)	–	–	–	–	34.8	34.8
Minimum pension liability
adjustment (net of tax)	–	–	–	–	15.9	15.9
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	(89.1)	(89.1)
Write-off of accumulated foreign
currency translation
adjustments due to
sale of businesses	–	–	–	–	(16.5)	(16.5)

Comprehensive income	–	–	–	532.1	(54.9)	477.2

Cash dividends on common stock
($1.12 per share)	–	–	–	(88.6)	–	(88.6)
Common stock issued under
stock-based plans (net of forfeitures)	1,538,909	.8	95.2	–	–	96.0
Purchase and retirement
of common stock	(6,276,700)	(3.1)	(522.6)	–	–	(525.7)

BALANCE AT DECEMBER 31, 2005	77,357,370	38.7	398.8	1,511.4	(385.7)	1,563.2
Comprehensive income (loss):
Net earnings	–	–	–	486.1	–	486.1
Net loss on derivative instruments
(net of tax)	–	–	–	–	(8.8)	(8.8)
Minimum pension liability
adjustment (net of tax)	–	–	–	–	80.5	80.5
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	70.3	70.3

Comprehensive income	–	–	–	486.1	142.0	628.1

Adoption of FASB Statement No. 158
(net of tax)	–	–	–	–	(99.1)	(99.1)
Cash dividends on common stock
($1.52 per share)	–	–	–	(109.1)	–	(109.1)
Common stock issued under
stock-based plans (net of forfeitures)	1,131,173	.6	75.9	–	–	76.5
Purchase and retirement
of common stock	(11,753,700)	(5.9)	(474.7)	(415.4)	–	(896.0)

BALANCE AT DECEMBER 31, 2006	66,734,843	33.4	–	1,473.0	(342.8)	1,163.6
Comprehensive income (loss):
Net earnings	–	–	–	518.1	–	518.1
Net loss on derivative instruments
(net of tax)	–	–	–	–	(25.4)	(25.4)
Minimum pension liability
adjustment (net of tax)	–	–	–	–	161.0	161.0
Foreign currency translation
adjustments, less effect
of hedging activities
(net of tax)	–	–	–	–	83.2	83.2
Amortization of actuarial
losses and prior service cost
(net of tax)	–	–	–	–	25.7	25.7

Comprehensive income	–	–	–	518.1	244.5	762.6

Cumulative effect of adopting
FASB Interpretation No. 48	–	–	–	(7.3)	–	(7.3)
Cash dividends on common stock
($1.68 per share)	–	–	–	(108.6)	–	(108.6)
Common stock issued under
stock-based plans (net of forfeitures)	1,666,123	.8	109.0	–	–	109.8
Purchase and retirement
of common stock	(5,477,243)	(2.7)	(82.0)	(376.7)	–	(461.4)

BALANCE AT DECEMBER 31, 2007	62,923,723	$31.5	$27.0	$1,498.5	$(98.3)	$1,458.7

See Notes to Consolidated Financial Statements.

34 & 35

CONSOLIDATED STATEMENT OF CASH FLOWS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

YEAR ENDED DECEMBER 31,	2007	2006	2005

OPERATING ACTIVITIES
Net earnings	$518.1	$486.1	$532.1
Adjustments to reconcile net earnings to cash flow
from operating activities of continuing operations:
Loss from discontinued operations	–	–	.1
Non-cash charges and credits:
Depreciation and amortization	143.4	154.9	150.6
Stock-based compensation	25.9	29.2	30.1
Amortization of actuarial losses and prior service costs	25.7	28.9	23.5
Tax settlement	(153.4)	–	–
Restructuring and exit costs	19.0	–	–
Other	.5	.9	(6.4)
Changes in selected working capital items
(net of effects of businesses acquired or divested):
Trade receivables	99.4	36.1	(128.5)
Inventories	(32.0)	57.5	(105.5)
Trade accounts payable	32.6	(25.1)	12.3
Other current liabilities	33.3	(197.4)	46.2
Restructuring spending	(1.0)	(1.7)	(13.6)
Other assets and liabilities	14.4	53.3	68.5

CASH FLOW FROM OPERATING ACTIVITIES
OF CONTINUING OPERATIONS	725.9	622.7	609.4

CASH FLOW FROM OPERATING ACTIVITIES
OF DISCONTINUED OPERATIONS	–	–	4.7

CASH FLOW FROM OPERATING ACTIVITIES	725.9	622.7	614.1

INVESTING ACTIVITIES
Capital expenditures	(116.4)	(104.6)	(111.1)
Proceeds from disposal of assets	13.0	14.7	12.7
Purchase of business, net of cash acquired	–	(158.5)	–
Reduction in purchase price of previously acquired business	–	16.1	10.4
Proceeds from sale of business, net of cash transferred	–	–	33.6
Proceeds from sale of discontinued operations, net of cash transferred	–	–	17.2
Cash inflow from hedging activities	2.0	1.4	15.9
Cash outflow from hedging activities	(47.4)	(14.8)	(13.4)
Other investing activities, net	(1.0)	4.7	.1

CASH FLOW FROM INVESTING ACTIVITIES	(149.8)	(241.0)	(34.6)

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	68.8	(309.3)	565.6
Proceeds from issuance of long-term debt (net of debt issue cost of $2.4 for 2006)	–	296.4	–
Payments on long-term debt	(150.3)	(155.1)	(.5)
Repayment of preferred stock of subsidiary	–	–	(136.0)
Purchase of common stock	(461.4)	(896.0)	(525.7)
Issuance of common stock	83.3	48.2	69.9
Cash dividends	(108.6)	(109.1)	(88.6)

CASH FLOW FROM FINANCING ACTIVITIES	(568.2)	(1,124.9)	(115.3)
Effect of exchange rate changes on cash	13.5	8.9	(11.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.4	(734.3)	453.2
Cash and cash equivalents at beginning of year	233.3	967.6	514.4

CASH AND CASH EQUIVALENTS AT END OF YEAR	$254.7	$233.3	$967.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2007.

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

Foreign Currency Translation: The financial statements of subsidiaries located outside of the United States, except those subsidiaries operating in highly inflationary economies, generally are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition.

Concentration of Credit: The Corporation sells products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2007, approximately 25% of the Corporation’s trade receivables were due from two large home improvement retailers.

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

The Corporation performed its annual impairment test in the fourth quarters of 2007, 2006, and 2005. No impairment was present upon performing these impairment tests. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $150.9 million in 2007, $139.4 million in 2006, and $133.8 million in 2005.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $340.6 million in 2007, $338.8 million in 2006, and $339.2 million in 2005. Freight charged to customers is recorded as revenue.

Advertising and Promotion: Advertising and promotion expense, which is expensed as incurred, was $199.2 million in 2007, $182.4 million in 2006, and $193.6 million in 2005.

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

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. This Statement revised SFAS No. 123, Accounting for Stock-Based Compensation, by eliminating the option to account for employee stock options under Accounting Principles Board Opinion No. 25 (APB No. 25) and requires companies to recognize the cost of employee services in exchange for awards of equity instruments based on grant-date fair value of those awards (the “fair-value-based” method). The Corporation adopted SFAS No. 123R effective January 1, 2006, using the modified retrospective method of adoption, which permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. All prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted on or after January 1, 1995. SFAS No. 123R also requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements to be classified as financing cash flows.

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Stock-based compensation expense is reflected in the Consolidated Statement of Earnings in selling, general, and administrative expenses. The fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding expected volatility, dividend yield, the risk-free interest rate, expected option life, and the exercise price compared to the stock price on the grant date. In connection with the adoption of SFAS No. 123R, the Corporation evaluated the assumptions previously used for estimating the fair value of the options granted. Based on this evaluation, including guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin 107, the Corporation determined that a combination of historical and implied volatility, rather than historical volatility alone, provided a better indicator of future stock price trends. The volatility assumptions utilized in determining the fair value of stock options granted after 2005, are based upon the average of historical and implied volatility. The Corporation determined the estimated expected life of options based on a weighted average of the average period of time from grant date to exercise date, the average period of time from grant date to cancellation date after vesting, and the mid-point of time to expiration for outstanding vested options. The Corporation determines the fair value of the Corporation’s restricted stock based on the fair value of its common stock at the date of grant.

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

The Corporation uses the corridor approach in the valuation of defined benefit plans and other postretirement benefits. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market- related value of plan assets or the projected benefit obligation at the beginning of the year. For other postretirement benefits, amortization occurs when the net gains and losses exceed 10% of the accumulated postretirement benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants or, for retired participants, the average remaining life expectancy.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires two major changes to accounting for defined benefit and other postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Corporation adopted as of December 31, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur. The impact of the adoption of SFAS No. 158 is more fully described in Note 12.

The second requirement of SFAS No. 158, which is effective for the Corporation as of December 31, 2008, requires that the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as currently permitted. The Corporation currently uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans.

Environmental Liabilities: The Corporation accrues for its environmental remediation costs, including costs of required investigation, remedial activities, and post-remediation operating and maintenance, when it is probable that a liability has been incurred and the amount can be reasonably estimated. For matters associated with properties currently operated by the Corporation, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For matters associated with properties previously sold or operated by the Corporation, the Corporation considers any applicable terms of sale and applicable federal and state laws to determine if it has any remaining liability. For environmental remediation matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including current laws and regulations, remedial activities under consideration, and prior remediation experience. Where no amount within a range of estimates is considered by the Corporation as more likely to occur than another, the minimum amount is accrued. In establishing an accrual for environmental remediation costs at sites with multiple potentially responsible parties, the Corporation considers its likely proportionate share of the anticipated remediation costs and the ability of other parties to fulfill their obligations. Accrued liabilities are not discounted. When future liabilities are determined to be reimbursable by insurance coverage a receivable is recorded related to the insurance reimbursement when reimbursement is virtually certain. As more fully disclosed in Note 21, the uncertain nature inherent in estimating the costs of such environmental remediation and the possibility that current estimates may not reflect the final outcome could result in the recognition of additional expenses in future periods.

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

For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately. For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss (net of tax) is reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment to the extent the derivative is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

Foreign Currency Management: The fair value of foreign currency-related derivatives are generally included in the Consolidated Balance Sheet in other current assets, other assets, other current liabilities, and other long-term liabilities. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is reported in cost of goods sold to match the underlying transaction being hedged. Realized and unrealized gains and losses on these instruments are deferred in accumulated other comprehensive income (loss) until the underlying transaction is recognized in earnings.

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

Income Taxes: The Corporation accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standard for the effect of income taxes. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of wholly-owned foreign subsidiaries as substantially all such earnings are permanently reinvested, or will only be repatriated when possible to do so at minimal additional tax cost.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for balance sheet classification of interest and penalties associated with tax matters, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Corporation adopted FIN 48 effective January 1, 2007. Consistent with its past practice, the Corporation continued to recognize interest and penalties as income tax expense. The impact of the adoption of FIN 48 is more fully disclosed in Note 11.

New Accounting Pronouncements: In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, established a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements.

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

The Corporation has not elected to adopt the fair value option provided under SFAS No. 159 in measuring certain financial assets and liabilities. The Corporation will be required to adopt SFAS No. 157 as of January 1, 2008. The Corporation is currently evaluating the impact of its adoption of SFAS No. 157 and has not yet determined the effect on its earnings or financial position.

NOTE 2: ACQUISITION

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

Prior to the date of the acquisition of Vector and during 2006, the Corporation identified opportunities to integrate the business into its existing Power Tools and Accessories segment. Subsequent to the acquisition, the Corporation approved integration actions relating to the acquired business in the amount of $1.3 million. These actions principally reflect severance costs associated with administrative and distribution functions of the acquired business as well as the cost of lease and other contractual obligations for which no future benefit will be realized. The Corporation completed these actions during 2007.

NOTE 3: INVENTORIES

The classification of inventories at the end of each year, in millions of dollars, was as follows:

	2007	2006

FIFO cost
Raw materials and work-in-process	$275.4	$284.4
Finished products	885.2	769.6

	1,160.6	1,054.0
Adjustment to arrive at
LIFO inventory value	(14.8)	9.5

	$1,145.8	$1,063.5

The cost of United States inventories stated under the LIFO method was approximately 50% and 54% of the value of total inventories at December 31, 2007 and 2006, respectively.

NOTE 4: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

	2007	2006

Property, plant, and equipment at cost:
Land and improvements	$43.8	$41.6
Buildings	308.0	311.9
Machinery and equipment	1,435.8	1,382.8

	1,787.6	1,736.3
Less accumulated depreciation	1,191.4	1,114.1

	$596.2	$622.2

Depreciation expense was $132.6 million, $146.2 million and $146.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 5: GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable business segment, in millions of dollars, were as follows:

	POWER TOOLS & ACCESSORIES	HARDWARE & HOME IMPROVEMENT	FASTENING & ASSEMBLY SYSTEMS	TOTAL

Goodwill at January 1, 2006	$369.0	$463.6	$283.1	$1,115.7
Acquisition	84.2	–	–	84.2
Activity associated with prior year acquisition	(17.0)	–	–	(17.0)
Currency translation adjustment	.9	.2	11.6	12.7

Balance at December 31, 2006	437.1	463.8	294.7	1,195.6
Acquisition	–	–	.5	.5
Activity associated with prior year acquisition	(4.1)	–	–	(4.1)
Currency translation adjustment	3.4	.6	16.9	20.9

Balance at December 31, 2007	$436.4	$464.4	$312.1	$1,212.9

The carrying amount of acquired intangible assets included in other assets at the end of each year, in millions of dollars, was as follows:

	2007	2006

Customer relationships
(net of accumulated amortization
of $10.3 in 2007 and $5.1 in 2006)	$53.0	$54.2
Technology and patents
(net of accumulated amortization
of $7.0 in 2007 and $4.9 in 2006)	14.2	17.1
Trademarks and trade names
(net of accumulated amortization
of $3.7 in 2007 and $1.9 in 2006)	208.4	207.0

Total intangibles, net	$275.6	$278.3

Trademarks and trade names include indefinite-lived assets of $193.9 million at December 31, 2007 and 2006, respectively.

Expense associated with the amortization of intangible assets in 2007, 2006, and 2005 was $9.1 million, $7.3 million, and $3.5 million, respectively. At December 31, 2007, the weighted-average amortization periods were 13 years for customer relationships, 10 years for technology and patents, and 10 years for trademarks and trade names. The estimated future amortization expense for identifiable intangible assets during each of the next five years is $9.1 million.

NOTE 6: OTHER CURRENT LIABILITIES

Other current liabilities at the end of each year, in millions of dollars, included the following:

	2007	2006

Trade discounts and allowances	$239.7	$218.9
Employee benefits	155.2	153.9
Salaries and wages	92.0	80.6
Advertising and promotion	52.4	47.7
Warranty	60.5	60.2
Income taxes, including deferred taxes	88.8	35.2
All other	357.7	315.5

	$1,046.3	$912.0

All other at December 31, 2007 and 2006, consisted primarily of accruals for foreign currency derivatives, environmental exposures, interest, insurance, restructuring, and taxes other than income taxes.

The following provides information with respect to the Corporation’s warranty accrual, in millions of dollars:

	2007	2006

Warranty reserve at January 1	$60.2	$57.3
Accruals for warranties issued during
the period and changes in estimates
related to pre-existing warranties	118.8	116.4
Settlements made	(120.9)	(118.1)
Additions due to acquisition	–	3.0
Currency translation adjustments	2.4	1.6

Warranty reserve at December 31	$60.5	$60.2

NOTE 7: SHORT-TERM BORROWINGS

Short-term borrowings in the amounts of $329.7 million and $258.9 million at December 31, 2007 and 2006, respectively, consisted primarily of borrowings under the terms of the Corporation’s commercial paper program, uncommitted lines of credit, and other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 5.45% and 5.43% at December 31, 2007 and 2006, respectively.

The Corporation maintains an agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue. The maximum amount authorized for issuance under its commercial paper program is $1.0 billion. There was $324.1 million and $251.4 million outstanding under this agreement at December 31, 2007 and 2006, respectively.

In October 2004, the Corporation entered into a $1.0 billion unsecured revolving credit facility that would have expired in October 2009. In December 2007, the Corporation replaced that $1.0 billion unsecured revolving credit facility (the Former Credit Facility) with a $1.0 billion senior unsecured revolving credit agreement (the Credit Facility) that expires December 2012. The amount available for borrowings under the Credit Facility and Former Credit Facility was $675.9 million and $748.6 million at December 31, 2007 and 2006, respectively.

Under the Credit Facility, the Corporation has the option of borrowings at LIBOR plus an applicable margin or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .30%, will increase (by a maximum amount of .30%) or decrease (by a maximum amount of .12%) based on changes in the ratings of the Corporation’s long-term senior unsecured debt.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee, initially equal to ..10% of the amount of the aggregate commitments under the Credit Facility, whether used or unused. The Corporation is also required to pay a utilization fee, initially equal to .05% per annum, applied to the outstanding balance when borrowings under the Credit Facility exceed 50% of the aggregate commitments. The Credit Facility provides that both the facility fee and the utilization fee will increase or decrease based on changes in the ratings of the Corporation’s long-term senior unsecured debt.

The Credit Facility includes usual and customary covenants for transactions of this type, including covenants limiting liens on assets of the Corporation, sale-leaseback transactions and certain asset sales, mergers or changes to the businesses engaged in by the Corporation. The Credit Facility requires that the Corporation maintain specific leverage and interest coverage ratios. As of December 31, 2007, the Corporation was in compliance with all terms and conditions of the Credit Facility.

Under the Former Credit Facility, the Corporation had the option of borrowing at LIBOR plus a specific percentage, or at other variable rates set forth therein. The Former Credit Facility provided that the interest rate margin over LIBOR, initially set at .375%, would increase (by a maximum amount of ..625%) or decrease (by a maximum amount of .115%) based upon changes in the ratings of the Corporation’s long-term senior unsecured debt.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Former Credit Facility, the Corporation was required to pay an annual facility fee, equal to .125% of the amount of the Former Credit Facility’s commitment, whether used or unused. The Corporation was also required to pay a utilization fee, equal to .125%, applied to the outstanding balance when borrowings under the Former Credit Facility exceed 50% of the Former Credit Facility. The Former Credit Facility provides that both the facility fee and the utilization fee would increase or decrease based upon changes in the ratings of the Corporation’s long-term senior unsecured debt.

Under the terms of uncommitted lines of credit at December 31, 2007, the Corporation may borrow up to approximately $375 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

The average borrowings outstanding under the Corporation’s commercial paper program, uncommitted lines of credit, and other short-term borrowing arrangements during 2007 and 2006 was $361.0 million and $509.6 million, respectively.

NOTE 8: LONG-TERM DEBT

The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

	2007	2006

6.55% notes due 2007	$–	$150.0
7.125% notes due 2011
(including discount of $1.1 in 2007 and $1.4 in 2006)	398.9	398.6
4.75% notes due 2014
(including discount of $1.5 in 2007 and $1.7 in 2006)	298.5	298.3
5.75% notes due 2016
(including discount of $1.1 in 2007 and $1.2 in 2006)	298.9	298.8
7.05% notes due 2028	150.0	150.0
Other loans due through 2009	.3	.6
Fair value hedging adjustment	32.7	24.2
Less current maturities of long-term debt	(.2)	(150.2)

	$1,179.1	$1,170.3

As more fully described in Note 1, at December 31, 2007 and 2006, the carrying amount of long-term debt and current maturities thereof includes $32.7 million and $24.2 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swaps agreements. Deferrred gains on the early termination of interest rate swaps were $21.1 million and $25.3 million at December 31, 2007 and 2006.

Indebtedness of subsidiaries in the aggregate principal amounts of $155.9 million and $341.5 million were included in the Consolidated Balance Sheet at December 31, 2007 and 2006, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

Principal payments on long-term debt obligations due over the next five years are as follows: $.2 million in 2008, $.1 million in 2009, $— in 2010, $400.0 million in 2011, and $— million in 2012. Interest payments on all indebtedness were $104.3 million in 2007, $98.0 million in 2006, and $94.3 million in 2005.

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

The Corporation’s portfolio of interest rate swap instruments at December 31, 2007 and 2006, consisted of $325.0 million notional and $400.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 5.08% and 5.11%, respectively. The basis of the variable rate paid is LIBOR.

Credit exposure on the Corporation’s interest rate derivatives at December 31, 2007 and 2006, was $11.6 million and $4.7 million, respectively.

Foreign Currency Management: The Corporation enters into various foreign currency contracts in managing its foreign currency exchange risk. Generally, the foreign currency contracts have maturity dates of less than twenty-four months. The contractual amounts of foreign currency derivatives, principally forward exchange contracts, generally are exchanged by the counterparties. The Corporation’s foreign currency derivatives are designated to, and generally are denominated in the currencies of, the underlying exposures. To minimize the volatility of reported equity, the Corporation may hedge, on a limited basis, a portion of its net investment in subsidiaries located outside the United States through the use of foreign currency forward contracts and purchased foreign currency options.

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

The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2007 and 2006, in millions of dollars, including details by major currency as of December 31, 2007. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amounts represent the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2007	BUY	SELL

United States dollar	$2,246.8	$(1,510.1)
Pound sterling	1,001.4	(1,295.1)
Euro	767.9	(832.6)
Canadian dollar	—	(318.6)
Australian dollar	73.6	(94.9)
Czech koruna	64.2	—
Japanese yen	15.2	(24.6)
Swedish krona	67.3	(90.6)
New Zealand dollar	13.7	(5.2)
Swiss franc	12.1	(27.5)
Norwegian krone	—	(34.0)
Danish krone	9.9	(75.9)
Other	21.7	(18.8)

Total	$4,293.8	$(4,327.9)

AS OF DECEMBER 31, 2006

Total	$5,096.4	$(5,081.6)

No options to buy or sell currencies were outstanding at December 31, 2007.

Credit exposure on foreign currency derivatives as of December 31, 2007 and 2006, was $18.0 million and $32.7 million, respectively.

Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation’s cash flow hedges that were recorded to earnings during 2007, 2006, and 2005 were not significant.

Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2007, that are expected to be re-classified into earnings during 2008 represent an after-tax loss of $21.4 million. The amount expected to be reclassified into earnings in the next twelve months includes unrealized gains and losses related to open foreign currency contracts. Accordingly, the amount that is ultimately reclassified into earnings may differ materially.

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

The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation’s financial instruments, except for those noted above for which carrying amounts approximate fair values:

ASSETS (LIABILITIES) AS OF DECEMBER 31, 2007	CARRYING AMOUNT	FAIR VALUE

Non-derivatives:
Long-term debt	$(1,179.1)	$(1,146.1)

Derivatives relating to:
Debt
Assets	11.6	11.6
Foreign Currency
Assets	18.0	18.0
Liabilities	(44.0)	(44.0)

ASSETS (LIABILITIES) AS OF DECEMBER 31, 2006	CARRYING AMOUNT	FAIR VALUE

Non-derivatives:
Long-term debt	$(1,170.3)	$(1,149.0)

Derivatives relating to:
Debt
Assets	4.7	4.7
Liabilities	(6.0)	(6.0)
Foreign Currency
Assets	32.7	32.7
Liabilities	(29.6)	(29.6)

NOTE 11: INCOME TAXES

Earnings from continuing operations before income taxes for each year, in millions of dollars, were as follows:

	2007	2006	2005

United States	$97.2	$295.7	$400.0
Other countries	400.4	368.7	401.1

	$497.6	$664.4	$801.1

Significant components of income taxes (benefit) from continuing operations for each year, in millions of dollars, were as follows:

	2007	2006	2005

Current:
United States	$(65.5)	$135.4	$219.6
Other countries	68.6	61.1	39.7

	3.1	196.5	259.3

Deferred:
United States	(16.3)	(11.9)	5.8
Other countries	(7.3)	(6.3)	3.8

	(23.6)	(18.2)	9.6

	$(20.5)	$178.3	$268.9

Income tax benefits recorded directly as an adjustment to equity as a result of the exercise of employee stock options and the vesting of other stock-based compensation arrangements were $13.3 million, $9.7 million, and $13.9 million in 2007, 2006, and 2005, respectively. Income tax benefits (expense) recorded directly as an adjustment to equity as a result of hedging activities was $13.8 million, $8.9 million, and $(6.7) million in 2007, 2006 and 2005, respectively.

Income tax payments were $139.5 million in 2007, $221.7 million in 2006, and $165.8 million in 2005.

Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

	2007	2006

Deferred tax liabilities:
Employee and postretirement benefits	$—	$(157.8)
Other	(63.4)	(42.1)

Gross deferred tax liabilities	(63.4)	(199.9)

Deferred tax assets:
Tax loss carryforwards	80.5	129.0
Tax credit and capital loss
carryforwards	—	50.8
Postretirement benefits	65.3	144.8
Environmental remediation matters	36.0	25.1
Stock-based compensation	33.3	36.4
Other	193.3	111.9

Gross deferred tax assets	408.4	498.0

Deferred tax asset valuation allowance	(25.9)	(117.8)

Net deferred tax assets	$319.1	$180.3

Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other current liabilities, and other long-term liabilities. Other deferred tax assets principally relate to accrued liabilities that are not currently deductible and items relating to uncertain tax benefits which would not affect the annual effective tax rate. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax assets or liabilities. As further described below, the January 1, 2007 adoption of FIN 48 resulted in a $157.8 million reduction in deferred tax liabilities and a $12.2 million net reduction in deferred tax assets.

During the year ended December 31, 2007, the deferred tax asset valuation allowance decreased by $91.9 million. That decrease was principally attributable to the tax settlement that is further described below.

Tax loss carryforwards at December 31, 2007, consisted of net operating losses expiring from 2008 to 2026.

A reconciliation of income taxes (benefit) at the federal statutory rate to the Corporation’s income taxes for each year, both from continuing operations, in millions of dollars, is as follows:

	2007	2006	2005

Income taxes at federal
statutory rate	$174.2	$232.5	$280.4
Tax settlement	(153.4)	–	–
Taxes associated with repatriation
of foreign earnings	–	–	51.2
Lower effective taxes on
earnings in other countries	(53.6)	(59.0)	(62.3)
Other— net	12.3	4.8	(.4)

Income taxes (benefit)	$(20.5)	$178.3	$268.9

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

At December 31, 2007, unremitted earnings of subsidiaries outside of the United States were approximately $1.7 billion, on which no United States taxes had been provided. The Corporation’s intention is to reinvest these earnings permanently or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

At December 31, 2006, the Corporation recognized reserves of $303.4 million associated with various tax matters in a number of jurisdictions. Of that amount, $271.2 million was included in other long-term liabilities.

Uncertain Tax Positions: As disclosed in Note 1 of Notes to Consolidated Financial Statements the Corporation adopted FIN 48 effective January 1, 2007. Upon adoption, the Corporation recorded the cumulative effect of the change in accounting principle of $7.3 million as a reduction to retained earnings. In addition, the Corporation recognized a $152.9 million increase in the liability for unrecognized tax benefits, a $157.8 million reduction in deferred tax liabilities, and a $12.2 million net reduction in deferred tax assets. Upon adoption on January 1, 2007, the Corporation recognized $456.3 million of liabilities for unrecognized tax benefits (tax reserves) of which $96.8 million related to interest. The liabilities for unrecognized tax benefits at January 1, 2007, included $38.6 million for which the disallowance of such items would not affect the annual effective tax rate.

As of December 31, 2007, the Corporation has recognized $398.7 million of liabilities for unrecognized tax benefits of which $81.3 million related to interest. As of December 31, 2007, the Corporation classified $75.4 million of its liabilities for unrecognized tax benefits within other current liabilities. Non-current tax reserves are recorded in other long-term liabilities in the Consolidated Balance Sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, in million of dollars, is set forth below:

Balance at January 1, 2007	$359.5
Additions based on tax positions related to 2007	35.2
Additions for tax positions related to 2006 and prior	63.0
Reductions for tax positions related to 2006 and prior	(115.0)
Settlements (payments)	(26.2)
Expiration of the statute of limitations	(13.5)
Foreign currency translation adjustment	14.4

Balance at December 31, 2007	$317.4

The liabilities for unrecognized tax benefits at December 31, 2007, include $83.5 million for which the disallowance of such items would not affect the annual effective tax rate. However, the timing of the realization of the tax benefits is uncertain. Such uncertainty would not impact tax expense but could affect the timing of tax payments to taxing authorities.

The Corporation recognizes interest and penalties relating to its liabilities for unrecognized tax benefits as an element of tax expense. During the year ended December 31, 2007, the Corporation recognized $20.7 million in interest as a component of tax expense. Penalties were not significant.

The Corporation conducts business globally and, as a result, the Corporation and/or one or more of its subsidiaries files income tax returns in the federal and various state jurisdictions in the U.S. as well as in various jurisdictions outside of the U.S. In certain jurisdictions, the Corporation is either currently in the process of a tax examination or the statute of limitations has not yet expired. The Corporation generally remains subject to examination of its U.S. federal income tax returns for 2004 and later years, except as disclosed below. In the U.S., the Corporation generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification of the states. The Corporation generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. for periods ranging from three to five years after the date the return was filed. However, in Canada and Germany, the Corporation remains subject to examination of its tax returns for 1999 and later years.

During 2003, the Corporation received notices of proposed adjustments from the U.S. Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS, and disputed by the Corporation, consisted of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. This matter was the subject of litigation between the Corporation and the U.S. government. If the U.S. government were to have prevailed in its disallowance of the capital loss deduction and imposition of related interest, it would have resulted in a cash outflow by the Corporation of approximately $180 million. If the Corporation were to have prevailed, it would have resulted in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. In December 2007, the Corporation and the U.S. government reached a settlement agreement with respect to the previously described litigation. That settlement agreement resolved the litigation relating to the audits of the tax years 1998 through 2000 and also resolved the treatment of this tax position in subsequent years. As a result of the settlement agreement, the Corporation recognized a $153.4 million reduction to tax expense in 2007, representing a reduction of the previously unrecognized tax benefit associated with the IRS’s disallowance of the capital loss, the imposition of related interest, and the effects of certain related tax positions taken in subsequent years. The effect of tax positions taken in subsequent years included the recognition of $31.4 million of previously unrecognized net operating loss carryforwards of a subsidiary. The Corporation expects that the IRS closing agreements will be finalized in 2008. The Corporation expects to make cash payments of approximately $50 million during 2008 relating to this settlement.

Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s financial statements or income tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The Corporation is currently undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany, and the United Kingdom. The IRS is currently examining the Corporation’s U.S. Federal income tax returns for 2004 and 2005. To date, no proposed adjustments have been issued; however, the Corporation expects that the IRS will complete that examination and issue proposed adjustments in 2008. The Corporation is also subject to legal proceedings regarding certain of its tax positions in a number of countries, including Italy. The final outcome of the future tax consequences of these examinations and legal proceedings as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

NOTE 12: POSTRETIREMENT BENEFITS

As disclosed in Note 1 of Notes to Consolidated Financial Statements, SFAS No. 158, adopted by the Corporation effective December 31, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, with changes in the funded status recorded through other comprehensive income (loss). The Corporation uses a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans. Defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for most United States employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The following tables set forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars.

	2007							2006

	PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES			OTHER POST- RETIREMENT BENEFITS ALL PLANS		PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES		OTHER POST- RETIREMENT BENEFITS ALL PLANS

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,074.	8		$794.	0	$88.	8	$1,045.	7	$757.	1	$103.	8
Service cost	24.	8		14.	7	.	8	23.	5	14.	7	1.	0
Interest cost	62.	5		39.	6	5.	3	58.	4	38.	4	5.	9
Plan participants' contributions		–		1.	4	3.	6		–	1.	6	3.	5
Actuarial (gains) losses	(83.	5)		(76.	6)	2.	4	9.	7	(76.	7)	(10.	0)
Foreign currency exchange rate changes		–		54.	2	1.	1		–	90.	0	.	4
Benefits paid	(65.	4)		(34.	3)	(15.	1)	(62.	7)	(31.	1)	(15.	1)
Plan amendments		–		.	1		–	.	2		–	(.	7)

Benefit obligation at end of year	1,013.	2		793.	1	86.	9	1,074.	8	794.	0	88.	8

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	914.	2		566.	0		–	890.	4	468.4			–
Actual return on plan assets	139.	0		58.	8		–	88.	8	51.6			–
Expenses	(6.	5)		(1.	5)		–	(7.	1)	(1.	2)		–
Benefits paid	(65.	4)		(32.	8)	(15.	1)	(62.	7)	(29.	9)	(15.	1)
Employer contributions	6.	5		16.	0	11.	5	4.	8	15.	0	11.	6
Contributions by plan participants		–		1.	4	3.	6		–	1.	6	3.	5
Foreign currency exchange rate changes		–		35.	7		–		–	60.	5		–

Fair value of plan assets at end of year	987.	8		643.	6		–	914.	2	566.	0		–

Funded status	(25.	4)		(149.	5)	(86.	9)	(160.	6)	(228.	0)	(88.	8)
Contributions subsequent to measurement date	.	1		4.	5		–		–	3.	3		–

Accrued benefit cost at December 31	$(25.	3)		$(145.	0)	$(86.	9)	$(160.	6)	$(224.	7)	$(88.	8)

AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
Noncurrent assets	$75.	6	$	.	9		$–	$31.	3		$–		$–
Current liabilities	(7.	6)		(5.	2)	(9.	6)	(9.	3)	(4.	4)	(9.	3)
Postretirement benefits	(93.	3)		(140.	7)	(77.	3)	(182.	6)	(220.	3)	(79.	5)

Net amount recognized at December 31	$(25.	3)		$(145.	0)	$(86.	9)	$(160.	6)	$(224.	7)	$(88.	8)

WEIGHTED-AVERAGE ASSUMPTIONS
USED TO DETERMINE BENEFIT
OBLIGATIONS AS OF MEASUREMENT
DATE
Discount rate	6.5	0%		5.6	7%	6.0	0%	6.0	0%	4.9	3%	6.2	5%
Rate of compensation increase	3.9	5%		3.6	5%		–	3.9	3%	3.6	5%		–

The amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2007 and 2006, are as follows:

December 31, 2007	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS	TOTAL

Prior service cost (credit)	$11.8	$10.8	$(26.3)	$(3.7)
Net loss	196.7	93.1	11.8	301.6

Total	$208.5	$103.9	$(14.5)	$297.9

December 31, 2006

Prior service cost (credit)	$14.7	$11.8	$(30.9)	$(4.4)
Net loss	363.9	193.1	9.8	566.8

Total	$378.6	$204.9	$(21.1)	$562.4

The amounts in accumulated other comprehensive loss as of December 31, 2007, that are expected to be recognized as components of net periodic benefit cost (credit) during 2008 are as follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS	TOTAL

Prior service cost (credit)	$2.1	$1.5	$(3.6)	$–
Net loss	15.1	5.1	.4	20.6

Total	$17.2	$6.6	$(3.2)	$20.6

The allocation, by asset category, of assets of defined benefit pension plans in the United States at September 30, 2007 and 2006, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30	2007	2006

Equity Securities	69%	69%
Fixed Income Securities	28%	28%
Alternative Investments	3%	3%

	100%	100%

At September 30, 2007, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans in the United States is equity securities – 65% (comprised of 50% U.S. and 15% non-U.S. equities); fixed income securities – 30%; and alternative investments – 5%.

The allocation, by asset category, of assets of defined benefit pension plans outside of the United States at September 30, 2007 and 2006, respectively, were as follows:

PLAN ASSETS AT SEPTEMBER 30	2007	2006

Equity Securities	72%	72%
Fixed Income Securities	20%	21%
Real Estate	7%	5%
Other	1%	2%

	100%	100%

At September 30, 2007, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans outside of the United States is equity securities – 68%; fixed income securities – 25%; and real estate – 7%.

To the extent that the actual allocation of plan assets differs from the targeted allocation by more than 5% for any category, plan assets are rebalanced within three months.

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

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year, in millions of dollars, follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES

	2007	2006	2007	2006

All defined benefit plans:
Accumulated benefit obligation	$948.3	$983.9	$746.4	$742.6
Unfunded defined benefit plans:
Projected benefit obligation	100.9	107.4	126.9	119.5
Accumulated benefit obligation	82.3	85.3	116.6	109.7
Defined benefit plans with an accumulated benefit
obligation in excess of the fair value of plan assets:
Projected benefit obligation	100.9	1,032.0	126.9	780.7
Accumulated benefit obligation	82.3	941.0	116.6	730.1
Fair value of plan assets	—	840.0	—	553.4

The following table sets forth, in millions of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS

2008	$68.1	$37.8	$9.9
2009	69.6	39.1	8.7
2010	70.6	40.7	8.7
2011	70.8	41.6	8.6
2012	70.2	42.9	8.3
2013-2017	387.6	234.7	38.2

The net periodic cost (benefit) related to the defined benefit pension plans included the following components, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES						PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES

	2007		2006		2005		2007		2006		2005

Service cost	$26.	0	$24.	8	$24.	4	$14.	7	$14.	7	$13.	7
Interest cost	62.	5	58.	4	57.	9	39.	6	38.	4	37.	5
Expected return on plan assets	(75.	6)	(76.	7)	(80.	6)	(39.	3)	(34.	6)	(34.	9)
Amortization of the unrecognized
transition obligation		–		–		–		–	.	1	.	1
Amortization of prior service cost	2.	1	3.	3	1.	2	1.	7	1.	6	1.	4
Amortization of net actuarial loss	26.	3	24.	8	21.	3	12.	9	17.	2	12.	0

Net periodic cost	$41.	3	$34.	6	$24.	2	$29.	6	$37.	4	$29.	8

WEIGHTED-AVERAGE ASSUMPTIONS
USED IN DETERMINING NET
PERIODIC COST FOR YEAR:
Discount rate	6.0	0%	5.7	5%	6.0	0%	4.9	3%	4.8	7%	5.4	4%
Expected return on plan assets	8.7	5%	8.7	5%	8.7	5%	7.4	9%	7.4	9%	7.5	0%
Rate of compensation increase	3.9	5%	4.0	0%	4.0	0%	3.6	5%	3.8	6%	3.8	5%

The net periodic cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

	2007			2006		2005

Service cost	$	.	8	$1.	0	$	.	8
Interest cost		5.	3	5.	9		8.	4
Amortization of prior service cost		(4.	5)	(4.	6)		(1.	7)
Amortization of net actuarial loss		.	2	.	9		.	9
Curtailment gain			–	(.	3)		(.	6)

Net periodic cost		$1.	8	$2.	9		$7.	8

Weighted-average discount rate
used in determining
net periodic cost for year		6.2	5%	6.0	0%		6.2	5%

The health care cost trend rate used to determine the postretirement benefit obligation was 9.0% for participants under 65 and 7.75% for participants 65 and older in 2007. This rate decreases gradually to an ultimate rate of 5.0% in 2013, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

ONE-PERCENTAGE-POINT	INCREASE	(DECREASE)

Effect on total of service and
interest cost components	$.3	$(.3)
Effect on postretirement
benefit obligation	3.8	(3.6)

In 2008, the Corporation expects to make cash contributions of approximately $27 million to its defined benefit pension plans. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits. In addition, the Corporation expects to continue to make contributions in 2008 sufficient to fund benefits paid under its other postretirement benefit plans during that year, net of contributions by plan participants. The Corporation expects that such contributions will be approximately $10 million in 2008.

Expense for defined contribution plans amounted to $12.4 million, $12.5 million, and $12.7 million in 2007, 2006, and 2005, respectively.

NOTE 13: STOCKHOLDERS’ EQUITY

The Corporation repurchased 5,477,243, 11,753,700, and 6,276,700 shares of its common stock during 2007, 2006, and 2005 at an aggregate cost of $461.4 million, $896.0 million, and $525.7 million, respectively.

To reflect the repurchases during 2007 and 2006 in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $2.7 million and $5.9 million, respectively, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $82.0 million and $474.7 million, respectively – an amount which brought capital in excess of par value to zero during the quarter in which the repurchases occurred; and (iii) last, charged the residual of $376.7 million and $415.4 million, respectively, to retained earnings.

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Accumulated other comprehensive income (loss) at the end of each year, in millions of dollars, included the following components:

	2007	2006

Foreign currency translation adjustment	$125.5	$33.3
Net loss on derivative instruments, net of tax	(27.6)	(2.2)
Minimum pension liability adjustment, net of tax	(196.2)	(373.9)

	$(98.3)	$(342.8)

The Corporation has designated certain intercompany loans and foreign currency derivative contracts as long-term investments in certain foreign subsidiaries and foreign currency derivative contracts. Net translation (loss) gain associated with these designated intercompany loans and foreign currency derivative contracts in the amounts of $(3.3) million and $(.4) million were recorded in the foreign currency translation adjustment in 2007 and 2006, respectively.

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The minimum pension liability adjustments as of December 31, 2007 and 2006, are net of taxes of $101.7 million and $188.5 million, respectively.

NOTE 14: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each year were as follows:

(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)	2007		2006		2005

Numerator:
Net earnings from continuing operations	$518.	1	$486.	1	$532.	2
Net loss from discontinued operations		–		–	(.	1)

Net earnings	$518.	1	$486.	1	$532.	1

Denominator:
Denominator for basic earnings per share—
weighted-average shares	64.	3	72.	1	79.	2
Employee stock options and
other stock-based plans	1.	7	2.	1	2.	2

Denominator for diluted earnings per share—
adjusted weighted-average shares and
assumed conversions	66.	0	74.	2	81.	4

Basic earnings per share
Continuing operations	$8.0	6	$6.7	4	$6.7	2
Discontinued operations		–		–		–

Basic earnings per share	$8.0	6	$6.7	4	$6.7	2

Diluted earnings per share
Continuing operations	$7.8	5	$6.5	5	$6.5	4
Discontinued operations		–		–		–

Diluted earnings per share	$7.8	5	$6.5	5	$6.5	4

The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The options indicated below were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year.

	2007		2006		2005

Number of options (in millions)	1.	6	1.	3	.	6
Weighted-average exercise price	$88.7	6	$86.5	4	$81.4	5

NOTE 15: STOCK-BASED COMPENSATION

The Corporation recognized total stock-based compensation costs of $25.9 million, $29.2 million, and $30.1 million in 2007, 2006, and 2005, respectively. These amounts are reflected in the Consolidated Statement of Earnings in selling, general, and administrative expenses. The total income tax benefit for stock-based compensation arrangements was $9.1 million, $10.2 million, and $10.5 million in 2007, 2006, and 2005, respectively.

The Corporation has three stock-based employee compensation plans, which are described below. At December 31, 2007, unrecognized stock-based compensation expense related to non-vested stock options, restricted stock and Performance Equity Plan stock awards totaled $60.4 million. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.6 years.

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

Under all stock option plans, there were 1,667,661 shares of common stock reserved for future grants as of December 31, 2007. Transactions are summarized as follows:

	STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE

Outstanding at December 31, 2004	6,988,914	$45.58
Granted	759,275	82.26
Exercised	(1,268,653)	44.15
Forfeited	(207,638)	59.19

Outstanding at December 31, 2005	6,271,898	49.86
Granted	774,670	91.85
Exercised	(871,716)	43.76
Forfeited	(138,840)	69.45

Outstanding at December 31, 2006	6,036,012	55.68
Granted	790,470	88.38
Exercised	(1,406,664)	49.75
Forfeited	(154,788)	80.80

Outstanding at December 31, 2007	5,265,030	$61.43

Options expected to vest at
December 31, 2007	5,122,746	$60.74

Options exercisable at
December 31, 2007	3,558,761	$49.49

As of December 31, 2007, the weighted average remaining contractual term was 5.6 years, 5.5 years, and 4.2 years for options outstanding, options expected to vest, and options exercisable, respectively. As of December 31, 2007, the aggregate intrinsic value was $80.3 million, $80.2 million, and $79.2 million for options outstanding, options expected to vest, and options exercisable, respectively. These preceding aggregate intrinsic values represent the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. These amounts will change based on the fair market value of the Corporation’s stock.

Cash received from option exercises in 2007, 2006, and 2005, was $70.0 million, $38.5 million, and $56.0 million, respectively. The Corporation has recognized $13.3 million, $9.7 million, and $13.9 million, as a financing cash flow, within the caption “Issuance of common stock”, for the years ended December 31, 2007, 2006, and 2005, respectively, associated with the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements.

The total intrinsic value of options exercised in 2007, 2006, and 2005, was $59.0 million, $39.1 million, and $52.7 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $20.4 million, $13.4 million, and $18.2 million in 2007, 2006, and 2005, respectively.

The weighted-average grant-date fair values of options granted during 2007, 2006, and 2005, were $22.98 per share, $25.52 per share, and $26.12 per share, respectively. The fair value of options granted during 2007, 2006, and 2005, were determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2007		2006		2005

Expected life in years	5.	5	5.	4	5.	7
Interest rate	4.5	6%	4.9	6%	4.0	4%
Volatility	25.	3%	25.	8%	31.	0%
Dividend yield	1.9	0%	1.6	6%	1.3	6%

The Corporation has a share repurchase program that was implemented based on the belief that its shares were undervalued and to manage share growth resulting from option exercises. At December 31, 2007, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 4,895,308 shares of its common stock.

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

	NUMBER OF SHARES		WEIGHTED-AVERAGE FAIR VALUE AT GRANT DATE

Non-vested at December 31, 2004	270,34	6	$57.12
Granted	199,63	0	82.23
Forfeited	(32,02	5)	67.72
Vested	(25	5)	55.23

Non-vested at December 31, 2005	437,69	6	67.80
Granted	230,13	4	91.58
Forfeited	(37,09	3)	73.18
Vested	(12,69	9)	68.44

Non-vested at December 31, 2006	618,03	8	76.32
Granted	266,53	7	88.53
Forfeited	(46,42	5)	81.04
Vested	(157,05	6)	56.10

Non-vested at December 31, 2007	681,09	4	$85.43

The fair value of the shares vested during 2007 and 2006 were $14.5 million and $1.1 million, respectively. The fair value of shares that vested during 2005 was not significant.

As of December 31, 2007, 206,352 shares of common stock were reserved for future grants.

Performance Equity Plan: The Corporation also has a Performance Equity Plan (PEP) under which awards payable in the Corporation’s common stock are made. Vesting of the awards, which can range from 0% to 150% of the initial award, is based on pre-established financial performance measures during a two-year performance period. The fair value of the shares that vested during 2007, 2006, and 2005 was $4.4 million, $7.4 million, and $12.7 million, respectively. During 2007, 2006, and 2005, the Corporation granted 41,880, 44,988, and 41,189, performance shares under the PEP, respectively. At December 31, 2007 and 2006, there were 82,923 and 84,693 performance shares outstanding under the PEP, respectively.

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

The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and industrial power tools and accessories, lawn and garden products, and electric cleaning, automotive, lighting, and household products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. On March 1, 2006, the Corporation acquired Vector, which is included in the Power Tools and Accessories segment. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.

Sales, segment profit, depreciation and amortization, and capital expenditures set forth in the following tables exclude the results of the discontinued European security hardware business, as more fully described in Note 19 of Notes to Consolidated Financial Statements.

Business Segments
(MILLIONS OF DOLLARS)

	Reportable Business Segments
Year Ended December 31, 2007	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$4,720.4	$1,000.8	$693.3	$6,414.5	$148.7	$–	$6,563.2
Segment profit (loss) (for Consoli-
dated, operating income before restructuring and exit costs)	471.4	113.3	106.6	691.3	17.6	(107.7)	601.2
Depreciation and amortization	95.1	22.8	19.9	137.8	2.7	2.9	143.4
Income from equity method investees	12.7	–	–	12.7	–	(1.0)	11.7
Capital expenditures	64.1	20.8	21.0	105.9	2.6	7.9	116.4
Segment assets
(for Consolidated, total assets)	2,628.3	653.3	392.8	3,674.4	186.7	1,549.8	5,410.9
Investment in equity method investees	15.6	–	.5	16.1	–	(1.7)	14.4

Year Ended December 31, 2006

Sales to unaffiliated customers	$4,789.9	$1,009.2	$669.3	$6,468.4	$(21.1)	$–	$6,447.3
Segment profit (loss) (for Consoli-
dated, operating income)	576.1	136.9	96.1	809.1	(1.9)	(66.8)	740.4
Depreciation and amortization	111.4	22.9	18.9	153.2	(.5)	2.2	154.9
Income from equity method investees	13.2	–	–	13.2	–	(1.1)	12.1
Capital expenditures	72.8	14.0	16.7	103.5	(.3)	1.4	104.6
Segment assets
(for Consolidated, total assets)	2,780.6	640.3	377.9	3,798.8	31.0	1,417.9	5,247.7
Investment in equity method investees	10.9	–	.3	11.2	–	(1.7)	9.5

Year Ended December 31, 2005

Sales to unaffiliated customers	$4,875.4	$1,025.6	$665.6	$6,566.6	$(42.9)	$–	$6,523.7
Segment profit (loss) (for Consoli-
dated, operating income)	641.4	145.4	95.3	882.1	(4.6)	(82.6)	794.9
Depreciation and amortization	104.0	25.6	18.8	148.4	(1.3)	3.5	150.6
Income from equity method investees	21.1	–	–	21.1	–	(1.7)	19.4
Capital expenditures	82.0	12.9	15.7	110.6	(1.3)	1.8	111.1
Segment assets
(for Consolidated, total assets)	2,781.5	635.0	380.1	3,796.6	(69.9)	2,115.7	5,842.4
Investment in equity method investees	8.9	–	.3	9.2	–	(1.7)	7.5

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

Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, including expenses related to share-based compensation, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment- related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

Segment assets exclude pension and tax assets, intercompany profit in inventory, intercompany receivables, and goodwill associated with the Corporation’s acquisition of Emhart Corporation in 1989.

The reconciliation of segment profit to consolidated earnings from continuing operations before income taxes for each year, in millions of dollars, is as follows:

	2007	2006	2005

Segment profit for total reportable business segments	$691.3	$809.1	$882.1
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to
actual rates	17.6	(1.9)	(4.6)
Depreciation of Corporate property	(1.4)	(.9)	(1.0)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(19.9)	(25.2)	(13.8)
Other adjustments booked in consolidation directly
related to reportable business segments	8.3	(.2)	3.3
Amounts allocated to businesses in arriving at segment
profit in excess of (less than) Corporate center operating
expenses, eliminations, and other amounts identified above	(94.7)	(40.5)	(71.1)

Operating income before restructuring and exit costs	601.2	740.4	794.9
Restructuring and exit costs	19.0	–	–

Operating income	582.2	740.4	794.9
Interest expense, net of interest income	82.3	73.8	45.4
Other expense (income)	2.3	2.2	(51.6)

Earnings from continuing operations before income taxes	$497.6	$664.4	$801.1

The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

	2007	2006	2005

Segment assets for total
reportable business segments	$3,674.4	$3,798.8	$3,796.6
Items excluded from segment assets:
Adjustment of budgeted foreign exchange rates
to actual rates	186.7	31.0	(69.9)
Goodwill	635.9	623.7	613.5
Pension assets	76.6	31.6	45.1
Other Corporate assets	837.3	762.6	1,457.1

	$5,410.9	$5,247.7	$5,842.4

Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.

Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for approximately $1.3 billion, $1.3 billion, and $1.4 billion of the Corporation’s consolidated sales for the years ended December 31, 2007, 2006, and 2005, respectively. Sales to Lowe’s Home Improvement Warehouse, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for approximately $.9 billion of the Corporation’s consolidated sales for the years ended December 31, 2007, 2006, and 2005, respectively.

The composition of the Corporation’s sales by product group for each year, in millions of dollars, is set forth below:

	2007	2006	2005

Consumer and industrial
power tools and product service	$3,537.3	$3,481.1	$3,640.0
Lawn and garden products	430.6	457.8	518.2
Consumer and industrial accessories	479.2	475.1	458.5
Cleaning, automotive, lighting, and household products	345.3	319.3	184.7
Security hardware	730.9	751.7	745.1
Plumbing products	323.3	296.0	308.0
Fastening and assembly systems	716.6	666.3	669.2

	$6,563.2	$6,447.3	$6,523.7

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

	2007	2006	2005

United States	$3,930.2	$4,149.9	$4,317.8
Canada	361.8	356.5	335.1

North America	4,292.0	4,506.4	4,652.9
Europe	1,568.0	1,357.1	1,350.2
Other	703.2	583.8	520.6

	$6,563.2	$6,447.3	$6,523.7

The composition of the Corporation’s property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

	2007	2006	2005

United States	$259.6	$281.9	$328.3
Mexico	106.8	120.9	120.0
Other countries	229.8	219.4	220.5

	$596.2	$622.2	$668.8

NOTE 17: LEASES

The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2007, 2006, and 2005 amounted to $103.6 million, $101.3 million, and $99.7 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2007, in millions of dollars, were as follows:

2008	$70.3
2009	55.1
2010	35.5
2011	19.1
2012	10.9
Thereafter	5.4

$196.3

NOTE 18: RESTRUCTURING ACTIONS

A summary of restructuring activity during the three years ended December 31, 2007, in millions of dollars, is set forth below:

	SEVERANCE BENEFITS	WRITE-DOWN TO FAIR VALUE LESS COSTS TO SELL OF CERTAIN LONG-LIVED ASSETS	OTHER CHARGES	TOTAL

Restructuring reserve at December 31, 2004	$19.0	$–	$1.2	$20.2
Utilization of reserves:
Cash	(13.6)	–	–	(13.6)
Foreign currency translation	(.1)	–	–	(.1)

Restructuring reserve at December 31, 2005	5.3	–	1.2	6.5
Reserves established in 2006	–	1.8	–	1.8
Reversal of reserves	(1.8)	–	–	(1.8)
Utilization of reserves:
Cash	(.9)	–	(.8)	(1.7)
Non-cash	–	(1.8)	–	(1.8)
Foreign currency translation	.2	–	–	.2

Restructuring reserve at December 31, 2006	2.8	–	.4	3.2
Reserves established in 2007	14.8	4.0	.2	19.0
Utilization of reserves:
Cash	(1.0)	–	–	(1.0)
Non-cash	–	(4.0)	–	(4.0)
Foreign currency translation	.1	–	–	.1

Restructuring reserve at December 31, 2007	$16.7	$–	$.6	$17.3

During 2007, the Corporation recorded a restructuring charge of $19.0 million. The $19.0 million was net of $3.4 million representing the excess of proceeds received on the sale of a manufacturing facility which will be closed as part of the restructuring actions, over its carrying value. The 2007 restructuring charge reflects actions to reduce the Corporation’s manufacturing cost base and selling, general and administrative expenses in its Power Tools and Accessories and Hardware Improvement segments. The restructuring actions to reduce the Corporation’s manufacturing cost base in the Power Tools and Accessories segment includes the closure of one facility, transferring the production to other facilities, and outsourcing certain manufactured items. Actions to reduce the Corporation’s manufacturing cost base in the Hardware and Home Improvement segment primarily related to optimization of its North American finishing operations.

The principal component of the 2007 restructuring charge related to the elimination of manufacturing and selling, general and administrative positions. As a result, a severance benefit accrual of $14.8 million, related to the Power Tools and Accessories segment ($12.4 million) and the Hardware and Home Improvement segment ($2.4 million), was included in the restructuring charge. The severance benefits accrual included the elimination of approximately 650 positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in other facilities, approximately 100 replacement positions will be filled, yielding a net total of approximately 550 positions eliminated as a result of the 2007 restructuring actions. The restructuring reserve also included a $7.4 million write-down to fair value of certain long-lived assets of the Hardware and Home Improvement segment, which are either held for sale or have been idled in preparation for disposal as of December 31, 2007.

During 2007, 2006, and 2005 the Corporation paid severance and other exit costs related to restructuring charges taken of $1.0 million, $1.7 million and $13.6 million, respectively.

The Corporation anticipates that actions contemplated under the $17.3 million restructuring accrual at December 31, 2007, will be completed during 2008 and 2009.

NOTE 19: DISCONTINUED OPERATIONS

The Corporation’s former European security hardware business is classified as discontinued operations. The European security hardware business consisted of the NEMEF, Corbin, and DOM businesses. In November 2005, the Corporation completed the sale of the remaining European security hardware business with the sale of the DOM security hardware business and received cash proceeds, net of cash transferred, of $17.2 million.

During 2005, the Corporation recognized a $.1 million loss on the sale of the DOM security hardware business.

Sales and earnings before income taxes of the discontinued operations were $60.1 million and $.5 million, respectively, for the year ended December 31, 2005.

The results of the discontinued operations do not reflect any expense for interest allocated by or management fees charged by the Corporation.

NOTE 20: OTHER EXPENSE (INCOME)

Other expense (income) was $2.3 million in 2007, $2.2 million in 2006, and $(51.6) million in 2005. During 2005, the Corporation received a payment of $55.0 million relating to the settlement of environmental and product liability coverage litigation with an insurer.

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

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Control Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as the West Valley Water District and the Fontana Water Company, a private company, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The federal lawsuit filed by the West Valley Water District and the Fontana Water Company was voluntarily dismissed in October 2007. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the crossclaims in that lawsuit have been dismissed by the court on jurisdictional grounds. The City of Colton and several co-defendants have appealed the dismissal of these claims. The City of Colton also has re-filed its claims in California state court and filed a new federal action arising out of the Comprehensive Environmental Response, CERCLA, the Resource Conservation and Recovery Act, and state law. Certain defendants have crossclaimed against other defendants in the new federal action and have asserted claims against The United States Department of Defense, EPA, and the City of Rialto. Certain defendants have cross-claims against other defendants in the new state court action and have asserted claims against the State of California. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2008. At December 31, 2007, the estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $49 million to approximately $100 million, with no amount within that range representing a more likely outcome. During 2007, the Corporation increased its reserve for this environmental remediation matter by $31.7 million to $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report in 2008. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional potentially responsible parties and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at December 31, 2007.

As of December 31, 2007, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $107.3 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of contamination at each site, the timing and nature of required remedial actions, the technology available, the nature and terms of cost sharing arrangements with other PRPs, the existing legal requirements and nature and extent of future environmental laws, and the determination of the Corporation’s liability at each site. The recognition of additional losses, if and when they may occur, cannot be reasonably predicted.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2007, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

NOTE 22: QUARTERLY RESULTS (UNAUDITED)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA) YEAR ENDED DECEMBER 31, 2007	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER

Sales	$1,577.	2	$1,699.	9	$1,633.	6	$1,652.	5
Gross margin	560.	6	587.	9	555.	9	522.	6
Net earnings	108.	1	118.	0	104.	6	187.	4

Net earnings per common share—basic	$1.6	6	$1.8	0	$1.6	3	$3.0	2

Net earnings per common share—diluted	$1.6	1	$1.7	5	$1.5	9	$2.9	4

YEAR ENDED DECEMBER 31, 2006	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER

Sales	$1,528.	9	$1,696.	9	$1,610.	2	$1,611.	3
Gross margin	543.	6	603.	1	558.	1	536.	7
Net earnings	113.	1	152.	2	125.	1	95.	7

Net earnings per common share—basic	$1.4	9	$2.0	3	$1.7	9	$1.4	2

Net earnings per common share—diluted	$1.4	5	$1.9	8	$1.7	4	$1.3	8

As more fully described in Note 11, net earnings for the fourth quarter of 2007 included a $153.4 million favorable tax settlement. In addition, as more fully described in Notes 18 and 21, respectively, net earnings for the fourth quarter of 2007 included a restructuring charge of $19.0 million before taxes ($12.8 million after taxes) and a charge for an environmental remediation matter of $31.7 million before taxes ($20.6 million after taxes).

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.

      REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Corporation adopted the provisions of the Financial Accounting Standards Board Interprtation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007. Also, as discussed in Note 1, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 15, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the Corporation’s independent registered public accounting firm, audited the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal controls over financial reporting during the quarterly period ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 14, 2008, the Corporation’s Board of Directors approved an amended and restated employment agreement between the Corporation and Nolan D. Archibald, the Corporation’s chairman, president, and chief executive officer, and an amended and restated severance benefits agreement with certain key executives, other than Mr. Archibald. The only material amendments to these agreements relate to the adoption of The Black & Decker 2008 Executive Long-Term Incentive/Retention Plan (the “2008 Long-Term Plan”) by the Board effective February 1, 2008.

Upon the termination of his employment by the Corporation without cause or by Mr. Archibald with good reason, Mr. Archibald would be entitled to certain benefits, including a severance payment. Under the terms of the amended and restated employment agreement, the amount of the severance payment would equal three times the sum of Mr. Archibald’s annual base salary, the “EAIP Maximum Payment”, and the “LTP Amount.” For purposes of the employment agreement, “EAIP Maximum Payment” means the maximum payment that Mr. Archibald could have received under the executive annual incentive plan, determined as if Mr. Archibald had remained a participant and all performance goals that would have entitled Mr. Archibald to a maximum payment are met or exceeded, and “LTP Amount” means an amount equal to 105% of Mr. Archibald's base salary as of his termination date as adjusted upward (or downward) proportionately to the extent the closing sale price per share of the Corporation’s common stock on the trading date immediately preceding the date of Mr. Archibald’s termination of employment exceeds (or is less than) the average daily closing sale price of the Corporation’s common stock during the first quarter of 2008.

The severance benefits agreements provide for the payment of specified benefits if employment terminates under certain circumstances following a change in control, including a severance payment. Under the terms of the amended and restated severance benefits agreements, the severance payment would equal three times the sum of the executive’s annual base salary, the “maximum participant award”, and an amount equal to, depending on the executive, 60-90% of the executive’s annual base salary adjusted upward (or downward) proportionately to the extent the closing sale price per share of the Corporation’s common stock on the trading date immediately preceding the date of the executive’s termination of employment exceeds (or is less than) the average daily closing sale price of the Corporation’s common stock during the first quarter of 2008. For purposes of the severance benefits agreements, “maximum participant award” means the maximum payment that the executive could have received under the applicable annual incentive plan, determined as if the executive had remained a participant and all performance goals that would have entitled an executive to a maximum payment are met or exceeded.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
of The Black & Decker Corporation:

We have audited The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Black & Decker Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Black & Decker Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 15, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 15, 2008

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2008, under the captions “Election of Directors”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2008, under the captions “Corporate Governance” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2008, under the captions “Voting Securities”, “Security Ownership by Management”, and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2008, under the caption “Corporate Governance” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2008, under the caption “Ratification of the Selection of the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)     LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

Consolidated Statement of Earnings – years ended December 31, 2007, 2006, and 2005.

Consolidated Balance Sheet – December 31, 2007 and 2006.

Consolidated Statement of Stockholders’ Equity – years ended December 31, 2007, 2006, and 2005.

Consolidated Statement of Cash Flows – years ended December 31, 2007, 2006, and 2005.

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

Exhibit 3(b)

Bylaws of the Corporation, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007, are incorporated herein by reference.

Exhibit 4(a)

Indenture dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

Exhibit 4(b)(1)

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

Exhibit 4(b)(2)

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

Exhibit 4(c)

Indenture between the Corporation and The Bank of New York, as Trustee, dated as of June 5, 2001, included in the Corporation's Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

Exhibit 4(d)

Indenture, dated as of October 18, 2004, between the Corporation and The Bank of New York, as Trustee, included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

Exhibit 4(e)

Indenture, dated as of November 16, 2006, between the Corporation and The Bank of New York, as Trustee, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

Exhibit 4(f)

First Supplemental Indenture, dated as of November 16, 2006, between the Corporation and The Bank of New York, as Trustee, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 4(g)

Credit Agreement, dated as of December 7, 2007, among the Corporation, Black & Decker Luxembourg Finance S.C.A., and Black & Decker Luxembourg S.A.R.L., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and Bank of America, N.A., BNP Paribas and Commerzbank AG, as Documentation Agents, included in the Corporation’s Current Report on Form 8-K filed with the Commission on December 13, 2007, is incorporated herein by reference.

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

Exhibit 10(g)

The Black & Decker 2003 Stock Option Plan, as amended, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

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

Exhibit 10(l)

The Black & Decker Executive Annual Incentive Plan, as amended and restated.

Exhibit 10(m)

The Black & Decker Management Annual Incentive Plan, as amended, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007, is incorporated herein by reference.

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

Exhibit 10(s)

Form of Severance Benefits Agreement by and between the Corporation and approximately 16 of its key employees.

Exhibit 10(t)

Amended and Restated Employment Agreement, dated as of February 14, 2008, by and between the Corporation and Nolan D. Archibald.

Exhibit 10(u)

Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and John W. Schiech.

Exhibit 10(v)

Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and Charles E. Fenton.

Exhibit 10(w)

Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and Michael D. Mangan.

Exhibit 10(x)

Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and Paul F. McBride.

Exhibit 10(y)

The Black & Decker Corporation Corporate Governance Policies and Procedures Statement, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 25, 2007, is incorporated herein by reference.

Exhibit 10(z)

The description of the compensatory arrangement with the Chief Executive Officer contained in the Corporation’s Current Report on Form 8-K filed with the Commission on April 25, 2007, is incorporated herein by reference.

Exhibit 10(aa)

The Black & Decker 2008 Executive Long-Term Incentive/Retention Plan, included in the Corporation’s Current Report on Form 8-K filed with the Commission on February 7, 2008, is incorporated herein by reference.

Items 10(a) through 10(aa) constitute management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this Report.

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

(c) Financial Statement Schedules and Other Financial Statements

The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		OTHER CHARGES ADD (DEDUCT)		BALANCE AT END OF PERIOD

Year Ended December 31, 2007
Reserve for doubtful accounts and cash discounts	$44.5	$91.8	$94.5	(a)	$2.4	(b)	$44.2

Year Ended December 31, 2006
Reserve for doubtful accounts and cash discounts	$45.1	$101.5	$104.1	(a)	$2.0	(b)	$44.5

Year Ended December 31, 2005
Reserve for doubtful accounts and cash discounts	$52.1	$87.2	$92.8	(a)	$(1.4)	(b)	$45.1

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

DATE: February 15, 2008	THE BLACK & DECKER CORPORATION By /s/ NOLAN D. ARCHIBALD Nolan D. Archibald Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

Principal Executive Officer
/s/ NOLAN D. ARCHIBALD
Nolan D. Archibald

Principal Financial Officer
/s/ MICHAEL D. MANGAN
Michael D. Mangan

Principal Accounting Officer
/s/ CHRISTINA M. MCMULLEN
Christina M. McMullen

	Chairman, President, and Chief Executive Officer Senior Vice President and Chief Financial Officer Vice President and Controller	February 15, 2008 February 15, 2008 February 15, 2008

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

Nolan D. Archibald Norman R. Augustine Barbara L. Bowles George W. Buckley M. Anthony Burns Kim B. Clark	Manuel A. Fernandez Benjamin H. Griswold, IV Anthony Luiso Robert L. Ryan Mark H. Willes

By /s/ NOLAN D. ARCHIBALD Nolan D. Archibald Attorney-in-Fact	DATE: February 15, 2008