Form 10-Q
period 2008-03-30
BLACK & DECKER CORP
filed 2008-05-08
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of April 25, 2008:  61,130,829

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

March 30, 2008

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months Ended March 30, 2008 and April 1, 2007	3
Consolidated Balance Sheet (Unaudited)
March 30, 2008 and December 31, 2007	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended March 30, 2008 and April 1, 2007	5
Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended March 30, 2008 and April 1, 2007	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	31
Item 6. Exhibits	31
SIGNATURES	32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended
	March 30, 2008		April 1, 2007

Sales	$1,495.	8	$1,577.	2
Cost of goods sold	978.	3	1,016.	6
Selling, general, and administrative expenses	394.	6	391.	0
Restructuring and exit costs	18.	3	—

Operating Income	104.	6	169.	6
Interest expense (net of interest income)	16.	5	21.	5
Other expense	—		1.	1

Earnings Before Income Taxes	88.	1	147.	0
Income taxes	20.	7	38.	9

Net Earnings	$67.	4	$108.	1

Net Earnings Per Common Share - Basic	$1.1	1	$1.6	6

Shares Used in Computing Basic Earnings Per Share
(in Millions)	60.	5	65.	1

Net Earnings Per Common Share - Assuming Dilution	$1.0	9	$1.6	1

Shares Used in Computing Diluted Earnings Per Share
(in Millions)	61.	7	67.	1

Dividends Per Common Share	$.4	2	$.4	2

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	March 30, 2008	December 31, 2007

Assets
Cash and cash equivalents	$255.4	$254.7
Trade receivables	1,184.3	1,109.4
Inventories	1,182.5	1,145.8
Other current assets	352.4	329.6

Total Current Assets	2,974.6	2,839.5

Property, Plant, and Equipment	584.7	596.2
Goodwill	1,213.1	1,212.9
Other Assets	783.0	762.3

	$5,555.4	$5,410.9

Liabilities and Stockholders' Equity
Short-term borrowings	$456.5	$329.7
Current maturities of long-term debt	.2	.2
Trade accounts payable	551.1	504.6
Other current liabilities	986.7	1,046.3

Total Current Liabilities	1,994.5	1,880.8

Long-Term Debt	1,289.5	1,179.1
Postretirement Benefits	310.3	311.3
Other Long-Term Liabilities	571.6	581.0
Stockholders' Equity
Common stock, par value $.50 per share	30.5	31.5
Capital in excess of par value	—	27.0
Retained earnings	1,442.4	1,498.5
Accumulated other comprehensive income (loss)	(83.4)	(98.3)

Total Stockholders' Equity	1,389.5	1,458.7

	$5,555.4	$5,410.9

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2006	66,734,843	$33.4		$—	$1,473.0	$(342.8)	$1,163.6
Comprehensive income (loss):
Net earnings	—	—		—	108.1	—	108.1
Net (loss) on derivative
instruments (net of tax)	—	—		—	—	(2.8)	(2.8)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	—	—		—	—	11.1	11.1
Amortization of actuarial losses
and prior service cost (net of tax)	—	—		—	—	6.4	6.4

Comprehensive income	—	—		—	108.1	14.7	122.8

Cumulative effect of adopting
FASB Interpretation No. 48	—	—		—	(7.3)	—	(7.3)
Cash dividends ($.42 per share)	—	—		—	(27.6)	—	(27.6)
Common stock issued under
stock-based plans (net of
forfeitures)	102,045		.1	10.4	—	—	10.5
Purchase and retirement of
common stock	(1,139,300)		(.6)	(10.4)	(79.7)	—	(90.7)

Balance at April 1, 2007	65,697,588	$32.9		$—	$1,466.5	$(328.1)	$1,171.3

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2007	62,923,723	$31.5	$27.0	$1,498.5	$(98.3)	$1,458.7
Comprehensive income (loss):
Net earnings	—	—	—	67.4	—	67.4
Net gain on derivative
instruments (net of tax)	—	—	—	—	11.0	11.0
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	—	—	—	—	.3	.3
Amortization of actuarial losses
and prior service cost (net of tax)	—	—	—	—	3.6	3.6

Comprehensive income	—	—	—	67.4	14.9	82.3

Cash dividends ($.42 per share)	—	—	—	(25.6)	—	(25.6)
Common stock issued under
stock-based plans (net of
forfeitures)	15,186	—	7.7	—	—	7.7
Purchase and retirement of
common stock	(2,000,541)	(1.0)	(34.7)	(97.9)	—	(133.6)

Balance at March 30, 2008	60,938,368	$30.5	$—	$1,442.4	$(83.4)	$1,389.5

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Three Months Ended
	March 30, 2008	April 1, 2007

Operating Activities
Net earnings	$67.4	$108.1
Adjustments to reconcile net earnings to cash flow from
operating activities:
Non-cash charges and credits:
Depreciation and amortization	33.7	37.2
Stock-based compensation	6.8	6.4
Amortization of actuarial losses and
prior service cost	3.6	6.4
Restructuring and exit costs	18.3	—
Other	.7	.3
Changes in selected working capital items (net of
effects of business acquired):
Trade receivables	(73.9)	(48.4)
Inventories	(36.4)	(36.2)
Trade accounts payable	45.8	110.0
Other current liabilities	(88.9)	(61.0)
Restructuring spending	(3.4)	—
Other assets and liabilities	(60.6)	30.7

Cash Flow From Operating Activities	(86.9)	153.5

Investing Activities
Capital expenditures	(25.0)	(20.1)
Proceeds from disposal of assets	.8	3.6
Cash inflow from hedging activities	40.3	—
Cash outflow from hedging activities	—	(7.0)

Cash Flow From Investing Activities	16.1	(23.5)

Financing Activities
Net increase (decrease) in short-term borrowings	126.9	(24.4)
Proceeds from issuance of long-term debt (net of debt
issue costs of $.2)	99.8	—
Payments on long-term debt	—	(.1)
Purchase of common stock	(133.6)	(90.7)
Issuance of common stock	.9	5.6
Cash dividends	(25.6)	(27.6)

Cash Flow From Financing Activities	68.4	(137.2)
Effect of exchange rate changes on cash	3.1	.2

Increase (Decrease) In Cash And Cash Equivalents	.7	(7.0)
Cash and cash equivalents at beginning of period	254.7	233.3

Cash And Cash Equivalents At End Of Period	$255.4	$226.3

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

Operating results for the three-month period ended March 30, 2008, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts presented for the three months ended April 1, 2007, have been reclassified to conform to the 2008 presentation.

Adoption of New Accounting Standard
In September 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, established a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. In February 2008, the FASB adopted a one-year deferral of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.

The Corporation adopted SFAS No. 157 effective January 1, 2008, for measuring financial assets and financial liabilities. That adoption did not have a material impact on the Corporation’s earnings or financial position. The Corporation will be required to adopt the measurement and disclosure requirements of SFAS No. 157 for non-financial assets and liabilities as of January 1, 2009. The Corporation is currently evaluating the impact of its adoption of SFAS No. 157 for non-financial assets and liabilities and has not determined the effect on its earnings or financial position. The impact of the adoption of SFAS No. 157 in the first quarter of 2008 is more fully disclosed in Note 7.

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and the related hedged items affect an entity’s results of operations, financial performance, and cash flows. This statement is effective for the Corporation on January 1, 2009. Since SFAS No. 161 requires enhanced disclosures, without change to existing standards relative to measurement and recognition, the Corporation’s adoption of SFAS No. 161 will not have any effect on its earnings or financial position.

NOTE 2: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	March 30, 2008	December 31, 2007

FIFO cost
Raw materials and work-in-process	$284.1	$275.4
Finished products	916.9	885.2

	1,201.0	1,160.6
Adjustment to arrive at LIFO inventory value	(18.5)	(14.8)

	$1,182.5	$1,145.8

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 3: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT, AND LONG-TERM DEBT
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion senior unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $721.0 million and $240.3 million for the three-month periods ended March 30, 2008 and April 1, 2007, respectively. The amount available for borrowing under the Corporation’s unsecured revolving credit facility was $551.7 million at March 30, 2008.

In March 2008, the Corporation entered into a $100.0 million loan agreement, which matures in December 2012 but permits repayment prior to maturity. The loan agreement provides that borrowings bear interest at LIBOR plus 1.125%.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $158.5 million and $155.9 million were included in the Consolidated Balance Sheet at March 30, 2008 and December 31, 2007, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 4: POSTRETIREMENT BENEFITS
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three months ended March 30, 2008 and April 1, 2007 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	2008	2007	2008	2007

Service cost	$5.7	$6.5	$3.1	$3.6
Interest cost	15.9	15.6	10.7	9.6
Expected return on plan assets	(19.5)	(18.9)	(10.6)	(9.5)
Amortization of prior service cost	.5	.5	.4	.4
Amortization of net actuarial loss	4.0	6.6	1.3	3.1

Net periodic cost	$6.6	$10.3	$4.9	$7.2

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The net periodic pension cost related to these defined postretirement benefit plans was $.6 million and $.4 million for the three months ended March 30, 2008 and April 1, 2007, respectively.

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on 10-K for the year ended December 31, 2007, in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). The funded status recognition and certain disclosure provisions of FAS 158 were effective as of December 31, 2006. The additional requirement of SFAS No. 158, which requires that the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as previously permitted, is effective for the Corporation as of December 31, 2008. The Corporation, which previously used a measurement date of September 30 for the majority of its defined benefit pension plans, will utilize a December 31 measurement date effective December 31, 2008. The Corporation expects that the adoption of the year-end measurement date requirement of SFAS No. 158 as of December 31, 2008, will result in a charge to retained earnings of $8.2 million, an increase in deferred tax assets of $2.2 million, an increase in pension assets of $.2 million, an increase in pension liabilities of $7.1 million, and an increase in accumulated other comprehensive income of $3.6 million.

NOTE 5: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended
(Amounts in Millions Except Per Share Data)	March 30, 2008		April 1, 2007

Numerator:
Net earnings	$67.	4	$108.	1

Denominator:
Denominator for basic earnings per share –
weighted-average shares	60.	5	65.	1
Employee stock options and other
stock-based plans	1.	2	2.	0

Denominator for diluted earnings per share – adjusted
weighted-average shares and assumed conversions	61.	7	67.	1

Basic earnings per share	$1.1	1	$1.6	6

Diluted earnings per share	$1.0	9	$1.6	1

NOTE 6: STOCKHOLDERS' EQUITY
During the three months ended March 30, 2008, the Corporation repurchased 2,000,541 shares of its common stock at a total cost of $133.6 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $1.0 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $34.7 million-- an amount which brought capital in excess of par value to zero as of March 30, 2008; and (iii) last, charged the residual of $97.9 million to retained earnings.

During the three months ended April 1, 2007, the Corporation repurchased 1,139,300 shares of its common stock at a total cost of $90.7 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $.6 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $10.4 million-- an amount which brought capital in excess of par value to zero as of April 1, 2007; and (iii) last, charged the residual of $79.7 million to retained earnings.

NOTE 7: FAIR VALUE MEASUREMENTS
As disclosed in Note 1, the Corporation adopted SFAS No. 157 effective January 1, 2008, with respect to the fair value measurement and disclosure of financial assets and liabilities. As disclosed in Note 1, the effective date of SFAS No. 157 with respect to the fair value measurement and disclosure of non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, is January 1, 2009. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

        Level 1-- Quoted prices in active markets for identical assets or liabilities.
        Level 2-- Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
        Level 3-- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	March 30, 2008 (Total)

Assets:
Investments	$47.3	$39.2	$86.5
Derivatives	1.5	67.4	68.9
Liabilities:
Derivatives	3.1	61.2	64.3

Investments and derivative contracts are valued using quoted market prices for identical or similar assets and liabilities. Investments classified as Level 1 include those whose fair value is based on identical assets in an active market. Investments classified as Level 2 include those whose fair value is based upon identical assets in markets that are less active. The fair value for derivative contracts are based upon current quoted market prices and are classified as Level 1 or Level 2 based on the nature of the underlying market in which these derivatives are traded.

NOTE 8: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended March 30, 2008	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,058.1	$212.3	$186.5	$1,456.9	$38.9	$–	$1,495.8
Segment profit (loss) (for Consoli-
dated, operating income before restructuring and exit costs)	87.2	15.9	28.9	132.0	8.1	(17.2)	122.9
Depreciation and amortization	22.5	4.9	5.4	32.8	.8	.1	33.7
Capital expenditures	15.1	5.3	4.0	24.4	.5	.1	25.0

Three Months Ended April 1, 2007

Sales to unaffiliated customers	$1,177.5	$248.1	$178.8	$1,604.4	$(27.2)	$–	$1,577.2
Segment profit (loss) (for Consoli-
dated, operating income)	146.3	28.2	28.6	203.1	(4.0)	(29.5)	169.6
Depreciation and amortization	24.8	7.2	5.1	37.1	(.5)	.6	37.2
Capital expenditures	13.0	4.8	2.4	20.2	(.2)	.1	20.1

The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and industrial power tools and accessories, lawn and garden products, and electric cleaning, automotive, lighting, and household products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.

The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income before restructuring and exit costs). In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment’s operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year’s budgeted rates of exchange. The amounts included in the preceding table under the captions “Reportable Business Segments” and “Corporate, Adjustments, & Eliminations” are reflected at the

Corporation’s budgeted rates of exchange for 2008. The amounts included in the preceding table under the caption “Currency Translation Adjustments” represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, including expenses related to share-based compensation, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual or non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007

Segment profit for total reportable business segments	$132.0	$203.1
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	8.1	(4.0)
Depreciation of Corporate property	(.1)	(.2)
Adjustment to businesses’ postretirement benefit
expenses booked in consolidation	(.9)	(4.8)
Other adjustments booked in consolidation directly
related to reportable business segments	(2.2)	1.3
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(14.0)	(25.8)

Operating income before restructuring and exit costs	122.9	169.6
Restructuring and exit costs	18.3	–

Operating income	104.6	169.6
Interest expense, net of interest income	16.5	21.5
Other expense	–	1.1

Earnings before income taxes	$88.1	$147.0

NOTE 9: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007

Interest expense	$24.9	$25.5
Interest (income)	(8.4)	(4.0)

	$16.5	$21.5

NOTE 10: INCOME TAXES
The Corporation’s effective tax rate was 23.5% for the first three months of 2008 as compared to the 26.5% effective tax rate recognized in the corresponding period in 2007. The Corporation’s effective tax rate of 23.5% for the first three months of 2008 was less than the 26.5% effective tax rate recognized in the corresponding period in 2007 due principally to two factors in 2008: (i) the $6.1 million tax benefit recognized on the $18.3 million pre-tax restructuring charge; and (ii) the favorable settlement of certain tax audits.

As more fully disclosed in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 the Corporation is subject to periodic examinations by taxing authorities in many countries and, currently, is undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany and the United Kingdom. The final outcome of the future tax consequences of these examinations, legal proceedings, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

NOTE 11: RESTRUCTURING ACTIONS
A summary of restructuring activity during the three-month period ended March 30, 2008, is set forth below (in millions of dollars):

	SEVERANCE BENEFITS	WRITE-DOWN TO FAIR VALUE LESS COSTS TO SELL OF CERTAIN LONG-LIVED ASSETS	OTHER CHARGES	TOTAL

Restructuring reserve at December 31, 2007	$16.7	$–	$.6	$17.3
Reserves established in 2008	14.6	3.7	–	18.3
Utilization of reserves:
Cash	(3.4)	–	–	(3.4)
Non-cash	–	(3.7)	–	(3.7)
Foreign currency translation	(.3)	–	–	(.3)

Restructuring reserve at March 30, 2008	$27.6	$–	$.6	$28.2

The Corporation’s restructuring actions that were initiated prior to 2008 are more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the three months ended March 30, 2008, the Corporation recorded a restructuring charge of $18.3 million, reflecting actions to reduce its selling, general, and administrative expenses and manufacturing cost base. The principal components of the 2008 restructuring charge relate to the elimination of selling, general, and administrative positions as well as direct and indirect manufacturing positions. As a result, a severance benefits accrual of $14.6 million, related to the Power Tools and Accessories segment ($10.9 million), Fastening and Assembly Systems segment ($3.0 million), and Hardware and Home Improvement segment ($.7 million), was included in the restructuring charge. The severance benefits accrual relates to the elimination of approximately 700 positions, including approximately 450 manufacturing-related positions. The restructuring charge also included a $3.7 million write-down to fair value of certain long-lived assets for the Power Tools and Accessories segment ($3.0 million) and Hardware and Home Improvement segment ($.7 million), which, as of March 30, 2008, were either held for sale or idled in preparation for disposal. As part of these restructuring actions, the Power Tools and Accessories segment will close its manufacturing facility in Decatur, Arkansas, transferring production to another facility. As of March 30, 2008, the carrying value of long-lived assets held for sale was not significant.

Of the remaining $28.2 million restructuring accrual at March 30, 2008, $23.5 million relates to the Power Tools and Accessories segment, $3.0 million relates to the Fastening and Assembly Systems segment, and $1.7 million relates to the Hardware and Home Improvement segment. The Corporation anticipates that remaining actions under its restructuring accrual of $28.2 million as of March 30, 2008, will be completed during 2008 and, to a lesser extent, during 2009.

NOTE 12: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 21 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District, alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have cross claims against one another in the federal litigation, and certain defendants have asserted claims against the United States Department of Defense, the EPA, and the City of Rialto. The City of Colton also has a companion case in California state court, as well as an appeal of a prior, related action pending before the United States Court of Appeals for the Ninth Circuit. Certain defendants in the Colton state court action have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, later in 2008. The estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $49 million to approximately $100 million, with no amount within that range representing a more likely outcome. At March 30, 2008, the Corporation maintains a reserve for this environmental remediation matter of $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report later in 2008. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at March 30, 2008.

As of March 30, 2008, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $106.1 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of contamination at each site, the timing and nature of required remedial actions the technology available, the nature and terms of cost sharing arrangements with other PRPs, the existing legal requirements and nature and extent of future environmental laws, and the determination of the Corporation’s liability at each site. The recognition of additional losses, if and when they may occur, cannot be reasonably predicted.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of March 30, 2008, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 8 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 15%, and 12%, respectively, of the Corporation’s sales for the three-month period ended March 30, 2008.

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

An overview of certain aspects of the Corporation’s performance during the three-month period ended March 30, 2008, follows:

o	Sales decreased 5% from the prior year’s level to $1.5 billion. That reduction was the result of a 9% decline in unit volume, partially offset by a 4% favorable impact from foreign currency attributable to the effects of a weaker U.S. dollar. The unit volume decline was driven by lower sales in the United States. The Corporation expects that, excluding the effects of foreign currency translation, continued weakness in key sectors of the U.S. economy, including lower residential housing starts, will contribute to a mid- to high-single-digit rate of sales decline in 2008 as compared to 2007.

o	Operating income as a percentage of sales for the three-month period ended March 30, 2008, decreased by approximately 380 basis points from the corresponding period in 2007 to 7.0%. Of that decline (all as a percentage of sales), approximately 100 basis points was attributable to a reduction in gross margin, approximately 160 basis points was attributable to an increase in selling, general, and administrative expenses, and approximately 120 basis points was attributable to a $18.3 million pre-tax restructuring charge. Gross margin as a percentage of sales declined in the first quarter of 2008, as compared to the corresponding period in 2007, as the negative effects of rising commodity costs – together with the change in China’s value-added tax and appreciation of the Chinese renminbi – which, in the aggregate, increased cost of goods sold by approximately $55 million, were only partially offset by the favorable effects of productivity initiatives. Selling, general, and administrative expenses as a percentage of sales increased in the 2008 quarter, as compared to the 2007 quarter, due principally to the de-leveraging of expenses over a lower sales base in the United States.

o	The Corporation expects that operating income as a percentage of sales will approximate 8.5% in 2008. The Corporation expects that operating income will be unfavorably impacted by the effects of rising commodity costs – together with the change in China’s value-added tax and appreciation of the Chinese renminbi – which, in the aggregate, are expected to approximate $135 million of incremental inflation, and an increase in selling, general, and administrative expenses as a percentage of sales associated with the de-leveraging of expenses over a lower sales base. However, the Corporation believes that those unfavorable effects will be partially offset by the favorable impacts of productivity and restructuring initiatives.

o	Interest expense (net of interest income) decreased by $5.0 million for the three-month period ended March 30, 2008, from the corresponding 2007 period principally as a result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

o	Net earnings were $67.4 million, or $1.09 per share on a diluted basis, for the three-month period ended March 30, 2008, as compared to net earnings of $108.1 million, or $1.61 per share on a diluted basis, for the corresponding period in 2007. Net earnings for the quarter ended March 30, 2008, included the effects of an after-tax restructuring charge of $12.2 million ($18.3 million before taxes).

o	Under an ongoing share repurchase program, the Corporation repurchased approximately 2.0 million shares of its common stock during the first quarter of 2008 at a cost of $133.6 million. As a result of the Corporation’s share repurchase program, shares used in computing diluted earnings per share for the first quarter declined by 8% — from 67.1 million in 2007 to 61.7 million in 2008.

The preceding information is an overview of certain information for the three-month period ended March 30, 2008, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

Sales
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended March 30, 2008 and April 1, 2007:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended
(Dollars in Millions)	March 30, 2008	April 1, 2007

Total sales	$1,495.8	$1,577.2

Unit volume - existing (a)	(9)%	(1)%
Unit volume - acquired (b)	–%	1%
Price	–%	1%
Currency	4%	2%

Change in total sales	(5)%	3%

(a)	Represents change in unit volume for businesses where year-to-year comparability exists.
(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.

Total consolidated sales for the three months ended March 30, 2008, decreased by 5% from the corresponding 2007 period. A 9% unit volume decline was driven primarily by lower sales in the United States. Sales to U.S. customers during the first quarter of 2008 declined by 16% from the 2007 level due to general economic conditions in the U.S., including lower housing starts. In addition, the decline in U.S. sales was exacerbated by a difficult comparison for the power tools and accessories business, which benefited from inventory restocking by a major retailer in the first quarter of 2007 but faced cautious inventory management by most customers in the 2008 period. The effect of pricing actions did not have a material impact on sales in the first quarter of 2008 as compared to the 2007 period. The effects of a weaker U.S. dollar as compared to most other currencies, particularly the euro, Canadian dollar, and Brazilian real, caused a 4% increase in the Corporation’s consolidated sales during the three-month period ended March 30, 2008, as compared to the corresponding period in 2007.

Earnings
A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, and operating income—all expressed as a percentage of sales—follows:

	Three Months Ended
(Percentage of sales)	March 30, 2008	April 1, 2007

Gross margin	34.6%	35.6%
Selling, general, and administrative expenses	26.4%	24.8%
Restructuring and exit costs	1.2%	–%
Operating income	7.0%	10.8%

The Corporation reported consolidated operating income of $104.6 million, or 7.0% of sales, for the first three months of 2008, as compared to operating income of $169.6 million, or 10.8% of sales, for the corresponding period in 2007.

Consolidated gross margin as a percentage of sales for the first quarter of 2008 declined by 100 basis points from the prior year’s level to 34.6%. That decrease in gross margin was primarily a result of rising commodity costs which, coupled with the effects of the change in China’s value added tax and appreciation of the Chinese renminbi, added approximately $55 million of incremental costs versus the first quarter of 2007. However, that negative impact was partly offset by increased productivity.

Consolidated selling, general, and administrative expenses as a percentage of sales were 26.4% and 24.8% for the three-month periods ended March 30, 2008 and April 1, 2007, respectively. Selling, general, and administrative expenses increased by $3.6 million for the three months ended March 30, 2008, over the 2007 level, principally as a result of foreign currency translation, which was partially offset by lower Corporate expenses (including the absence of a foreign currency loss recognized by a Corporate subsidiary in early 2007) and lower promotional expenses.

In the first quarter of 2008, the Corporation recognized a restructuring charge of $18.3 million related to actions in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems segments. As more fully described in Note 11 of Notes to Consolidated Financial Statements, the restructuring charge reflects actions to reduce the Corporation’s selling, general, and administrative expenses, and manufacturing cost base.

Consolidated net interest expense (interest expense less interest income) for the three months ended March 30, 2008, was $16.5 million as compared to net interest expense of $21.5 million for corresponding period in 2007. The decrease in net interest expense was principally the result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

Consolidated income tax expense of $20.7 million and $38.9 million was recognized on the Corporation’s earnings before income taxes of $88.1 million and $147.0 million for the three-month periods ended March 30, 2008 and April 1, 2007, respectively. The Corporation’s effective tax rate of 23.5% for the first three months of 2008 was less than the 26.5% rate recognized in the corresponding period in 2007 due principally to two factors in 2008: (i) the $6.1 million tax benefit recognized on the $18.3 million pre-tax restructuring charge; and (ii) the favorable settlement of certain tax audits.

The Corporation reported net earnings of $67.4 million, or $1.09 per share on a diluted basis, for the three-month period ended March 30, 2008, as compared to net earnings of $108.1 million, or $1.61 per share on a diluted basis, for the three-month period ended April 1, 2007. Net earnings for the quarter ended March 30, 2008, included the effects of an after-tax restructuring charge of $12.2 million ($18.3 million before taxes). In addition to the matters previously noted, diluted earnings per share for the three months ended March 30, 2008, benefited from lower weighted average shares outstanding. Shares used in computing diluted earnings per share declined by 8% — from 67.1 million in the first quarter of 2007 to 61.7 million for the first quarter of 2008 — as a result of the Corporation’s purchases under its stock repurchase program.

BUSINESS SEGMENTS
As more fully described in Note 8 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

Power Tools and Accessories
Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (dollars in millions):

	Three Months Ended
	March 30, 2008	April 1, 2007

Sales to unaffiliated customers	$1,058.1	$1,177.5
Segment profit	87.2	146.3

Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2008 decreased 10% from the 2007 level.

Sales in North America decreased at a double-digit rate during the first three months of 2008 from the prior year’s level primarily as a result of weak demand in the United States. That weak demand in the United States was compounded by a difficult comparison to relatively strong sales in the first quarter of 2007, which benefited from inventory restocking by a major retailer. Sales for the industrial power tools and accessories business in the United States decreased at a double-digit rate due, in large part, to the continued downturn in residential construction, with declines in all key categories and channels. Sales for the consumer power tools and accessories business in the United States decreased approximately 26% from the 2007 level. Over half of that decline was caused by lost listings in the pressure-washer category. In addition, key retailers, which built inventories in early 2007, reduced order rates of consumer power tools in the first quarter of 2008, in response to weakening demand. Sales declined at a double-digit rate in the first quarter of 2008 in the pressure-washer, power tools and accessories, automotive and electronics, and home products categories. These declines were partially offset by a double-digit rate of increase in sales of outdoor products due, in large part, to new listings at a key retailer. In Canada, sales decreased at a double-digit rate as a result of a high-single-digit rate of decline in sales of industrial power tools and accessories and a double-digit rate of decline in sales of consumer power tools and accessories.

Sales in Europe decreased at a mid-single-digit rate during the first three months of 2008 from the prior year’s level, with sales declines across most markets with the exception of Eastern Europe, which grew at a double-digit rate. Sales decreased at a mid-single-digit rate in the industrial power tools and accessories business in Europe due, to some extent, to product availability issues. Sales of the Corporation’s consumer power tools and accessories business in Europe decreased at a mid-single-digit rate driven by a double-digit rate of decline in sales of consumer power tools and accessories.

Sales in other geographic areas increased at a double-digit rate during the first three months of 2008 over the prior year’s level. That increase resulted from a double-digit rate of increase in both Latin America and Asia.

Segment profit as a percentage of sales for the Power Tools and Accessories segment declined from 12.4% for the first quarter of 2007 to 8.2% for the first quarter of 2008. As percentages of sales, the decrease in segment profit resulted from an increase in selling, general, and administrative expenses and a decrease in gross margin. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of those expenses over lower sales volumes. The decline in gross margin as a percentage of sales was principally due to unfavorable effects of rising commodity costs – together with the change in China’s value-added tax and appreciation of the Chinese renminbi – which were only partially offset by the favorable effects of productivity initiatives, foreign currency transaction gains, and certain reserve adjustments, including an adjustment to the DEWALT XRP cordless drill recall reserve, established in late 2007, due to slower-than-anticipated returns in 2008. Those reserve adjustments contributed approximately 70 basis points to the segment’s gross margin and operating income, both as a percentage of sales, during the first quarter of 2008.

Hardware and Home Improvement
Segment sales and segment profit for the Hardware and Home Improvement segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	March 30, 2008	April 1, 2007

Sales to unaffiliated customers	$212.3	$248.1
Segment profit	15.9	28.2

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 14% during the three months ended March 30, 2008, from the corresponding period in 2007. Sales of security hardware products decreased at a double-digit rate due to effects of the U.S. housing slowdown. Sales of plumbing products decreased at a double-digit rate due, in part, to a reduction in inventory levels in both the retail and wholesale channel.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 11.4% for the three months ended April 1, 2007, to 7.5% for the three months ended March 30, 2008. That decrease was primarily attributable to an increase in selling, general, and administrative expenses as a percentage of sales, principally due to the de-leveraging of those expenses over lower sales. Gross margin as a percentage of sales decreased slightly during the three-month period ended March 30, 2008, as compared to the corresponding period in 2007, as the unfavorable effects of commodity inflation and lower volumes were largely offset by productivity and restructuring initiatives.

Fastening and Assembly Systems
Segment sales and segment profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	March 30, 2008	April 1, 2007

Sales to unaffiliated customers	$186.5	$178.8
Segment profit	28.9	28.6

Sales to unaffiliated customers in the Fastening and Assembly Systems segment increased by 4% in the first quarter of 2008 over the corresponding 2007 period. Sales of the North American automotive business decreased at a high-single-digit rate, as compared to the corresponding period in 2007, reflecting the weakness in the U.S. automotive sector. Sales of the North American industrial business increased at a mid-single-digit rate. Sales in Europe during the first quarter of 2008 increased at a mid-single-digit rate over the corresponding 2007 period as a high-single-digit rate of growth in the automotive business was tempered by sales in the industrial business that approximated the 2007 level. Sales in both Asia and Brazil during the first quarter of 2008 increased at a double-digit rate over the corresponding period in 2007.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 16.0% in the first quarter of 2007 to 15.5% in the first quarter of 2008. The favorable effect of the leverage of selling, general, and administrative expenses over higher sales volumes was offset by the unfavorable effect of commodity inflation, principally related to steel costs.

Other Segment-Related Matters
As indicated in the first table of Note 8 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments and Eliminations was $(17.2) million for the three months ended March 30, 2008, as compared to $(29.5) million for the corresponding period in 2007. The decrease in Corporate expenses during the first quarter of 2008 was primarily due to the effects of a foreign currency loss by a Corporate subsidiary in 2007 which did not recur in 2008, lower pension expense, and lower legal and environmental expense, which were partially offset by an increase in expenses booked in consolidation directly related to the reportable business segments.

Expense recognized by the Corporation in the first quarter of 2008, on a consolidated basis, relating to its pension and other postretirement benefit plans decreased by $5.8 million from the 2007 level. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the final table included in Note 8 of Notes to Consolidated Financial Statements was $.9 million and $4.8 million for the three-month periods ended March 30, 2008 and April 1, 2007, respectively. The $3.9 million decrease in that Corporate adjustment in 2008, as compared to the 2007 period, resulted from the lower level of pension and other postretirement benefit expense (excluding the service costs allocated to the reportable business segments). As more fully described in Note 8 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. The Corporation anticipates that its pension and other postretirement benefit costs in 2008 will decrease by approximately $24 million from the 2007 level.

Income (expense) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $(2.2) million and $1.3 million for the three-month periods ended March 30, 2008 and April 1, 2007, respectively. The segment-related income (expense) excluded from segment profit in both periods primarily related to the Power Tools and Accessories segment.

RESTRUCTURING ACTIVITY
The Corporation’s restructuring activities are more fully discussed in both Item 7 under the caption “Restructuring and Integration Actions” and Item 8 in Note 18 of Notes to Consolidated Financial Statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 11 of Notes to Consolidated Financial Statements.

The Corporation realized restructuring benefits of approximately $1.3 million during the three months ended March 30, 2008, net of restructuring-related expenses. Of those restructuring savings, approximately one-half benefited gross margin, with the remainder realized through a reduction of selling, general, and administrative expenses.

The Corporation expects that pre-tax savings associated with the fourth quarter 2007 and first quarter 2008 restructuring actions will benefit its 2008 results by approximately $20 million, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2008, approximately 85% will benefit selling, general, and administrative expenses and the remaining 15% will benefit cost of goods sold.

Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas, such as promotion or research and development, above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY
The following table provides information as of March 30, 2008, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	9 Mos. Ending Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars and other currencies) (a)	$456.5	$–	$–	$–	$–	$–	$456.5	$456.5
Average interest rate	3.29%						3.29%
Long-term debt
Variable rate (U.S. dollars)	$–	$–	$–	$–	$100.0	$–	$100.0	$100.0
Average interest rate					3.74%		3.74%
Fixed rate (U.S. dollars)	$.1	$.1	$–	$400.0	$–	$750.0	$1,150.2	$1,136.5
Average interest rate	7.00%	7.00%		7.13%		5.61%	6.14%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$–	$–	$–	$150.0	$–	$175.0	$325.0	$(24.0)
Average pay rate (b)
Average receive rate				5.34%		4.86%	5.08%

(a)	Short-term borrowings of $456.5 million include $448.3 million and $8.2 million that are denominated in U.S. dollars and other currencies, respectively.
(b)

The average pay rate for swaps in the notional principal amount of $175.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $150.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swap is based upon 6-month forward LIBOR.

FINANCIAL CONDITION
Operating activities used cash of $86.9 million for the three months ended March 30, 2008, as compared to $153.5 million of cash provided in the corresponding period in 2007. That decrease during the first quarter of 2008, as compared to the corresponding period in 2007, was primarily a result of higher working capital requirements and lower earnings. The higher working capital requirements in the first quarter of 2008, as compared to the corresponding 2007 quarter, was primarily due to lower cash provided by accounts payable (associated with both production levels and timing), higher cash used by an increase in trade receivables (associated with both days sales outstanding and timing of sales), and higher cash used by other current liabilities (due to the higher level of customer and employee incentive payments made in the first quarter of 2008). In addition, the higher cash used from operating activities in the first quarter of 2008 reflected higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding increased modestly at March 30, 2008, over the level at April 1, 2007. Average inventory turns at March 30, 2008, decreased slightly as compared to inventory turns at April 1, 2007.

Investing activities for the three months ended March 30, 2008, provided cash of $16.1 million as compared to $23.5 million of cash used during the corresponding period in 2007. This increase primarily resulted from a $47.3 million increase from hedging activities. Capital expenditures increased $4.9 million during the first three months of 2008 as compared to the 2007 period. The Corporation anticipates that its capital spending in 2008 will approximate $115 million.

Financing activities for the three months ended March 30, 2008, provided cash of $68.4 million, as compared to $137.2 million of cash used during the corresponding period in 2007. During the first quarter of 2008, the Corporation purchased 2,000,541 shares of its common stock at an aggregate cost of $133.6 million. During the corresponding period in 2007, the Corporation repurchased 1,139,300 shares of its common stock at an aggregate cost of $90.7 million. As of March 30, 2008, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 4,894,908 shares of its common stock. During the three months ended March 30, 2008, the Corporation entered into a new $100 million credit agreement which resulted in proceeds from long-term debt of $99.8 million (net of issuance costs of $.2 million). Cash provided on the issuance of common stock decreased $4.7 million for the quarter ended March 30, 2008, as compared to the corresponding 2007 period, due to a lower level of stock option exercises. Cash used in financing activities in the first quarter of 2008 was also affected by the Corporation’s quarterly dividend payments, which declined by $2.0 million, as compared to the corresponding 2007 period, as lower shares were outstanding in the first quarter of 2008. The increase in short-term borrowings during the first quarter of 2008, as compared to the net decrease in short-term borrowings in the comparable 2007 period, was the result of the previously described cash flow activity.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 52% and 44% at March 30, 2008 and December 31, 2007, respectively. Average debt maturity was 5.5 years at March 30, 2008, as compared to 6.2 years at December 31, 2007. Average long-term debt maturity was 7.5 years at March 30, 2008, as compared to 8.0 years at December 31, 2007.

The Corporation will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to service debt. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, to borrow under its existing unsecured revolving credit facilities or other short-term borrowing facilities, and to consider additional term financing. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required under this Item is contained in Note 3 of Notes to the Consolidated Financial Statements, in Item 2 of Part I of this report under the caption “Interest Rate Sensitivity”, and under the caption “Hedging Activities”, included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements, included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES
(a)     Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b)     There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As more fully described the Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 12, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” included in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased		Average Price Paid Per Share			Total Number of Shares Purchased as Part of Publicly Announced Plans (b)		Maximum Number of Shares that May Yet be Purchased Under the Plan (b)

January 1, 2008 through
January 27, 2008	2,000,40	0		$ 66.8	0	2,000,40	0	2,894,90	8
January 28, 2008 through
February 24, 2008	14	1	(c)	$ 69.0	8		–	4,894,90	8
February 25, 2008 through
March 30, 2008		–			$–		–	4,894,90	8

Total	2,000,54	1		$ 66.8	0	2,000,40	0	4,894,90	8

(a)	The periods represent the Corporation's monthly fiscal calendar.
(b)

The maximum number of shares that may yet be purchased under the plans represent the remaining shares that are available pursuant to the Corporation's publicly announced repurchase plans. The maximum number of shares that may yet be purchased under the plans noted above included 4,000,000 shares authorized by the Board of Directors on October 17, 2007 and 2,000,000 shares authorized by the Board of Directors on February 14, 2008. There is no expiration date or current intent to terminate the repurchase plans.

(c)	Shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 Annual Meeting of Stockholders was held on April 17, 2008, for the election of directors, to ratify the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2008, to approve The Black & Decker 2008 Restricted Stock Plan, to approve an amendment to The Black & Decker Non-Employee Directors Stock Plan, and to act on one stockholder proposal. A total of 54,655,340 of the 60,935,229 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

    (1)        Elected the following directors:

Directors	Number of Shares Voted For	Number of Shares Authority Withheld

Nolan D. Archibald	52,570,294	2,085,046
Norman R. Augustine	53,286,143	1,369,197
Barbara L. Bowles	53,226,950	1,428,390
George W. Buckley	53,552,131	1,103,209
M. Anthony Burns	53,771,483	883,857
Kim B. Clark	53,738,893	916,447
Manuel A. Fernandez	53,657,661	997,679
Benjamin H. Griswold, IV	53,718,161	937,179
Anthony Luiso	53,237,002	1,418,338
Robert L. Ryan	53,599,386	1,055,954
Mark H. Willes	53,266,912	1,388,428

(2)

Ratified the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2008 by an affirmative vote of 53,164,752; votes against ratification were 988,591; and abstentions were 501,997.

(3)	Approved The Black & Decker 2008 Restricted Stock Plan by an affirmative vote of 45,982,040; votes against ratification were 2,768,878; abstentions were 612,367; and broker non-votes were 5,292,055.

(4)

Approved the amendment to The Black & Decker Non-Employee Directors Stock Plan by an affirmative vote of 40,714,227; votes against ratification were 8,015,121; abstentions were 633,937; and broker non-votes were 5,292,055.

(5)	Rejected the stockholder proposal by a negative vote of 23,826,413; affirmative votes for the stockholder proposal were 19,234,760; abstentions were 6,302,112; and broker non-votes were 5,292,055.

No other matters were submitted to a vote of the stockholders at the meeting.

ITEM 5. OTHER INFORMATION
At its annual meeting on April 17, 2008, the Corporation’s Board of Directors elected Mark H. Willes to serve as the Presiding Director for a one-year term.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	The Black & Decker Performance Equity Plan, as amended, contained in the Corporation’s Current Report on Form 8-K filed with the Commission on March 26, 2008, is incorporated herein by reference.

10.2	The Black & Decker 2008 Restricted Stock Plan, included as Exhibit A to the Proxy Statement, dated March 11, 2008, for the 2008 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

10.3	The Black & Decker Non-Employee Directors Stock Plan, as amended, included as Exhibit B to the Proxy Statement, dated March 11, 2008, for the 2008 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

31.1	Chief Executive Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 8, 2008