Form 10-Q
period 2008-06-29
BLACK & DECKER CORP
filed 2008-08-07
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008

or

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

Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES     X  NO

The number of shares of Common Stock outstanding as of July 25, 2008:  59,969,085

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

June 29, 2008

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Earnings (Unaudited)
For the Three Months and Six Months Ended June 29, 2008 and July 1, 2007	3
Consolidated Balance Sheet (Unaudited)
June 29, 2008 and December 31, 2007	4
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended June 29, 2008 and July 1, 2007	5
Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended June 29, 2008 and July 1, 2007	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities
and Use of Proceeds	33
Item 6. Exhibits	34
SIGNATURES	35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007

Sales	$1,641.	7	$1,699.	9	$3,137.	5	$3,277.	1
Cost of goods sold	1,104.	5	1,112.	0	2,082.	8	2,128.	6
Selling, general, and administrative expenses	399.	5	401.	3	794.	1	792.	3
Restructuring and exit costs	–		–		18.	3	–

Operating Income	137.	7	186.	6	242.	3	356.	2
Interest expense (net of interest income)	14.	8	20.	0	31.	3	41.	5
Other expense	.	4	.	2	.	4	1.	3

Earnings Before Income Taxes	122.	5	166.	4	210.	6	313.	4
Income taxes	25.	8	48.	4	46.	5	87.	3

Net Earnings	$96.	7	$118.	0	$164.	1	$226.	1

Net Earnings Per Common Share - Basic	$1.6	1	$1.8	0	$2.7	2	$3.4	6

Shares Used in Computing Basic Earnings
Per Share (in Millions)	60.	1	65.	6	60.	3	65.	4

Net Earnings Per Common Share - Assuming
Dilution	$1.5	8	$1.7	5	$2.6	7	$3.3	6

Shares Used in Computing Diluted Earnings
Per Share (in Millions)	61.	3	67.	5	61.	5	67.	3

Dividends Per Common Share	$.4	2	$.4	2	$.8	4	$.8	4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	June 29, 2008	December 31, 2007

Assets
Cash and cash equivalents	$287.6	$254.7
Trade receivables	1,247.0	1,109.4
Inventories	1,106.6	1,145.8
Other current assets	369.2	329.6

Total Current Assets	3,010.4	2,839.5

Property, Plant, and Equipment	584.8	596.2
Goodwill	1,221.3	1,212.9
Other Assets	735.3	762.3

	$5,551.8	$5,410.9

Liabilities and Stockholders' Equity
Short-term borrowings	$309.5	$329.7
Current maturities of long-term debt	.2	.2
Trade accounts payable	537.5	504.6
Other current liabilities	1,002.4	1,046.3

Total Current Liabilities	1,849.6	1,880.8

Long-Term Debt	1,401.4	1,179.1
Postretirement Benefits	314.4	311.3
Other Long-Term Liabilities	540.0	581.0
Stockholders' Equity
Common stock, par value $.50 per share	30.1	31.5
Capital in excess of par value	–	27.0
Retained earnings	1,463.1	1,498.5
Accumulated other comprehensive income (loss)	(46.8)	(98.3)

Total Stockholders' Equity	1,446.4	1,458.7

	$5,551.8	$5,410.9

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2006	66,734,843	$33.4		$–	$1,473.0	$(342.8)	$1,163.6
Comprehensive income (loss):
Net earnings	–	–		–	226.1	–	226.1
Net loss on derivative
instruments (net of tax)	–	–		–	–	(11.6)	(11.6)
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–	–		–	–	34.3	34.3
Amortization of actuarial losses
and prior service cost (net of tax)	–	–		–	–	12.8	12.8

Comprehensive income	–	–		–	226.1	35.5	261.6

Cumulative effect of adopting
FASB Interpretation No. 48	–	–		–	(7.3)	–	(7.3)
Cash dividends ($.84 per share)	–	–		–	(55.7)	–	(55.7)
Common stock issued under
stock-based plans (net of
forfeitures)	1,193,860		.6	71.2	–	–	71.8
Purchase and retirement of
common stock	(1,195,276)		(.6)	(15.6)	(79.7)	–	(95.9)

Balance at July 1, 2007	66,733,427	$33.4		$55.6	$1,556.4	$(307.3)	$1,338.1

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2007	62,923,723	$31.5	$27.0	$1,498.5	$(98.3)	$1,458.7
Comprehensive income (loss):
Net earnings	–	–	–	164.1	–	164.1
Net gain on derivative
instruments (net of tax)	–	–	–	–	12.8	12.8
Foreign currency translation
adjustments, less effect of
hedging activities (net of tax)	–	–	–	–	31.6	31.6
Amortization of actuarial losses
and prior service cost (net of tax)	–	–	–	–	7.1	7.1

Comprehensive income	–	–	–	164.1	51.5	215.6

Cash dividends ($.84 per share)	–	–	–	(51.1)	–	(51.1)
Common stock issued under
stock-based plans (net of
forfeitures)	185,066	.1	16.5	–	–	16.6
Purchase and retirement of
common stock	(2,984,405)	(1.5)	(43.5)	(148.4)	–	(193.4)

Balance at June 29, 2008	60,124,384	$30.1	$–	$1,463.1	$(46.8)	$1,446.4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Six Months Ended
	June 29, 2008	July 1, 2007

Operating Activities
Net earnings	$164.1	$226.1
Adjustments to reconcile net earnings to cash flow from
operating activities:
Non-cash charges and credits:
Depreciation and amortization	71.9	74.3
Stock-based compensation	13.2	14.5
Amortization of actuarial losses and
prior service cost	7.1	12.8
Restructuring and exit costs	18.3	–
Other	1.3	1.5
Changes in selected working capital items:
Trade receivables	(113.1)	(64.6)
Inventories	58.7	(70.1)
Trade accounts payable	26.8	158.1
Other current liabilities	(61.3)	(31.6)
Restructuring spending	(10.2)	(.2)
Other assets and liabilities	(78.5)	22.4

Cash Flow From Operating Activities	98.3	343.2

Investing Activities
Capital expenditures	(53.8)	(46.6)
Proceeds from disposal of assets	1.6	3.7
Cash inflow from hedging activities	40.3	–
Cash outflow from hedging activities	(21.0)	(21.4)

Cash Flow From Investing Activities	(32.9)	(64.3)

Financing Activities
Net decrease in short-term borrowings	(20.6)	(161.0)
Proceeds from issuance of long-term debt (net of debt
issue costs of $.3)	224.7	–
Payments on long-term debt	(.1)	(.1)
Purchase of common stock	(193.4)	(95.9)
Issuance of common stock	2.3	57.7
Cash dividends	(51.1)	(55.7)

Cash Flow From Financing Activities	(38.2)	(255.0)
Effect of exchange rate changes on cash	5.7	4.8

Increase In Cash And Cash Equivalents	32.9	28.7
Cash and cash equivalents at beginning of period	254.7	233.3

Cash And Cash Equivalents At End Of Period	$287.6	$262.0

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

Operating results for the three- and six-month periods ended June 29, 2008, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended June 29, 2008, and July 1, 2007, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended June 29, 2008, and July 1, 2007, was $133.3 million and $138.8 million, respectively.

Adoption of New Accounting Standard
In September 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements, but does not require any new fair value measurements. In February 2008, the FASB adopted a one-year deferral of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.

The Corporation adopted SFAS No. 157 effective January 1, 2008, for measuring financial assets and financial liabilities. That adoption did not have a material impact on the Corporation’s earnings or financial position. The Corporation will be required to adopt the measurement and disclosure requirements of SFAS No. 157 for non-financial assets and liabilities as of January 1, 2009. The Corporation is currently evaluating the impact of its adoption of SFAS No. 157 for non-financial assets and liabilities and has not determined the effect on its earnings or financial position. The impact of the adoption of SFAS No. 157 is more fully disclosed in Note 5.

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) how derivative instruments and the related hedged items affect an entity’s results of operations, financial performance, and cash flows. This statement is effective for the Corporation on January 1, 2009. Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Corporation’s adoption of SFAS No. 161 will not have any effect on its earnings or financial position.

NOTE 2: INVENTORIES
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	June 29, 2008	December 31, 2007

FIFO cost
Raw materials and work-in-process	$285.5	$275.4
Finished products	840.4	885.2

	1,125.9	1,160.6
Adjustment to arrive at LIFO inventory value	(19.3)	(14.8)

	$1,106.6	$1,145.8

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

NOTE 3: SHORT-TERM BORROWINGS, CURRENT MATURITIES OF LONG-TERM DEBT, AND LONG-TERM DEBT
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion senior unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $711.4 million and $200.2 million for the six-month periods ended June 29, 2008 and July 1, 2007, respectively. The amount available for borrowing under the Corporation’s unsecured revolving credit facility was $704.5 million at June 29, 2008.

During 2008, the Corporation entered into loan agreements in the aggregate amount of $225.0 million, with $125.0 million and $100.0 million maturing in April 2011 and December 2012, respectively. The terms of the loan agreements permit repayment prior to maturity. Borrowings under the loan agreements are at variable rates. The average borrowing rate under the loan agreements is LIBOR plus 1.14%.

During 2008, the Corporation entered into $75.0 million notional amount of fixed-to-variable interest rate swaps. At June 29, 2008, the Corporation’s portfolio of interest rate swap instruments consisted of $400.0 million of fixed-to-variable interest rate swaps with a weighted-average fixed rate receipt of 5.00%. The basis of the variable rate paid is LIBOR.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $164.3 million and $155.9 million were included in the Consolidated Balance Sheet at June 29, 2008 and December 31, 2007, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

NOTE 4: STOCKHOLDERS’ EQUITY
During the six months ended June 29, 2008, the Corporation repurchased 2,984,405 shares of its common stock at a total cost of $193.4 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $1.5 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $43.5 million — an amount which brought capital in excess of par value to zero as of June 29, 2008; and (iii) last, charged the residual of $148.4 million to retained earnings.

During the six months ended July 1, 2007, the Corporation repurchased 1,195,276 shares of its common stock at a total cost of $95.9 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $.6 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $15.6 million — an amount which brought capital in excess of par value to zero as of July 1, 2007; and (iii) last, charged the residual of $79.7 million to retained earnings.

NOTE 5: FAIR VALUE MEASUREMENTS
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	June 29, 2008 (Total)

Assets:
Investments	$47.3	$39.0	$86.3
Derivatives	1.3	65.2	66.5
Liabilities:
Derivatives	3.4	54.3	57.7

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

NOTE 6: EARNINGS PER SHARE
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended				Six Months Ended
(Amounts in Millions Except Per Share Data)	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007

Numerator:
Net earnings	$96.	7	$118.	0	$164.	1	$226.	1

Denominator:
Denominator for basic earnings per share -
weighted-average shares	60.	1	65.	6	60.	3	65.	4
Employee stock options and other
stock-based awards	1.	2	1.	9	1.	2	1.	9

Denominator for diluted earnings per share
- adjusted weighted-average shares and
assumed conversions	61.	3	67.	5	61.	5	67.	3

Basic earnings per share	$1.6	1	$1.8	0	$2.7	2	$3.4	6

Diluted earnings per share	$1.5	8	$1.7	5	$2.6	7	$3.3	6

As of June 29, 2008, options to purchase approximately 2.4 million shares of common stock, with a weighted-average exercise price of $84.20 per share, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 7: BUSINESS SEGMENTS
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended June 29, 2008	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustments, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,150.1	$241.4	$183.4	$1,574.9	$66.8	$–	$1,641.7
Segment profit (loss) (for Consoli-
dated, operating income)	91.1	22.5	29.4	143.0	11.6	(16.9)	137.7
Depreciation and amortization	24.9	5.9	5.6	36.4	1.2	.6	38.2
Capital expenditures	16.7	4.7	5.3	26.7	.8	1.3	28.8

Three Months Ended July 1, 2007

Sales to unaffiliated customers	$1,273.8	$254.8	$182.8	$1,711.4	$(11.5)	$–	$1,699.9
Segment profit (loss) (for Consoli-
dated, operating income)	158.7	30.7	28.9	218.3	(1.5)	(30.2)	186.6
Depreciation and amortization	25.2	6.0	5.5	36.7	(.3)	.7	37.1
Capital expenditures	14.9	5.9	4.9	25.7	(.2)	1.0	26.5

Six Months Ended June 29, 2008

Sales to unaffiliated customers	$2,208.2	$453.7	$369.9	$3,031.8	$105.7	$–	$3,137.5
Segment profit (loss) (for Consoli-
dated, operating income before
restructuring and exit costs)	178.3	38.4	58.3	275.0	19.7	(34.1)	260.6
Depreciation and amortization	47.4	10.8	11.0	69.2	2.0	.7	71.9
Capital expenditures	31.8	10.0	9.3	51.1	1.3	1.4	53.8

Six Months Ended July 1, 2007

Sales to unaffiliated customers	$2,451.3	$502.9	$361.6	$3,315.8	$(38.7)	$–	$3,277.1
Segment profit (loss) (for Consoli-
dated, operating income)	305.0	58.9	57.5	421.4	(5.5)	(59.7)	356.2
Depreciation and amortization	50.0	13.2	10.6	73.8	(.8)	1.3	74.3
Capital expenditures	27.9	10.7	7.3	45.9	(.4)	1.1	46.6

The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and industrial power tools and accessories, lawn and garden products, and electric cleaning, automotive, lighting, and household products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; and for the sale of plumbing products to customers outside the United States and Canada. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems.

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Segment profit for total reportable business segments	$143.0	$218.3	$275.0	$421.4
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates
to actual rates	11.6	(1.5)	19.7	(5.5)
Depreciation of Corporate property	(.6)	(.3)	(.7)	(.5)
Adjustment to businesses' postretirement benefit
expenses booked in consolidation	(1.0)	(5.0)	(1.9)	(9.8)
Other adjustments booked in consolidation directly
related to reportable business segments	(1.1)	(4.9)	(3.3)	(3.6)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses,
eliminations, and other amounts identified above	(14.2)	(20.0)	(28.2)	(45.8)

Operating income before restructuring and exit costs	137.7	186.6	260.6	356.2
Restructuring and exit costs	–	–	18.3	–

Operating income	137.7	186.6	242.3	356.2
Interest expense, net of interest income	14.8	20.0	31.3	41.5
Other expense	.4	.2	.4	1.3

Earnings before income taxes	$122.5	$166.4	$210.6	$313.4

NOTE 8: POSTRETIREMENT BENEFITS
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The following table presents the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and six months ended June 29, 2008 and July 1, 2007 (in millions of dollars):

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Three Months Ended		Three Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Service cost	$5.6	$6.5	$3.2	$3.6
Interest cost	16.0	15.6	10.8	9.8
Expected return on plan assets	(19.4)	(18.9)	(10.6)	(9.7)
Amortization of prior service cost	.5	.6	.3	.4
Amortization of net actuarial loss	3.9	6.6	1.2	3.2

Net periodic cost	$6.6	$10.4	$4.9	$7.3

	Pension Benefits Plans In the United States		Pension Benefits Plans Outside of the United States
	Six Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Service cost	$11.3	$13.0	$6.3	$7.2
Interest cost	31.9	31.2	21.5	19.4
Expected return on plan assets	(38.9)	(37.8)	(21.2)	(19.2)
Amortization of prior service cost	1.0	1.1	.7	.8
Amortization of net actuarial loss	7.9	13.2	2.5	6.3

Net periodic cost	$13.2	$20.7	$9.8	$14.5

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The net periodic pension cost related to these defined postretirement benefit plans were $.6 million and $1.2 million for the three and six months ended June 29, 2008, and $.4 million and $.8 million for the three and six months ended July 1, 2007, respectively.

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on 10-K for the year ended December 31, 2007, in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). The funded status recognition and certain disclosure provisions of FAS 158 were effective as of December 31, 2006. The additional requirement of SFAS No. 158, which requires that the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as previously permitted, is effective for the Corporation as of December 31, 2008. The Corporation, which previously used a measurement date of September 30 for the majority of its defined benefit pension plans, will utilize a December 31 measurement date effective December 31, 2008. The Corporation expects that the adoption of the year-end measurement date requirement of SFAS No. 158 as of December 31, 2008, will result in a charge to retained earnings of $8.2 million, an increase in deferred tax assets of $2.2 million, an increase in pension assets of $.2 million, an increase in pension liabilities of $7.1 million, and an increase in accumulated other comprehensive income of $3.5 million.

NOTE 9: STOCK-BASED COMPENSATION
The number of shares/units granted under the Corporation’s stock option and restricted stock plans during the six months ended June 29, 2008, the weighted exercise price, and the related weighted-average grant-date fair values were as follows:

	Underlying Shares		Exercise Price		Grant- Date Fair Value

Options Granted	544,52	0	$67.1	8	$17.8	7
Restricted Stock Granted	176,70	0			$68.0	4
Restricted Stock Units Granted	167,04	0			$65.3	2

The options granted are exercisable in equal annual installments over a period of four years. Under the restricted stock plans, restrictions generally expire four years from the date of grant.

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, the fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the stock price on the grant date. The following table summarizes the significant weighted-average assumption used to determine the grant-date fair value of options granted during the six-month period ended June 29, 2008:

Volatility	30.7%
Dividend yield	2.50%
Risk-free interest rate	3.30%
Expected life in years	6.0

NOTE 10: INTEREST EXPENSE (NET OF INTEREST INCOME)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Interest expense	$24.6	$24.0	$49.5	$49.5
Interest (income)	(9.8)	(4.0)	(18.2)	(8.0)

	$14.8	$20.0	$31.3	$41.5

NOTE 11: INCOME TAXES
The Corporation’s effective tax rate was 21.1% and 29.1% for the three-month periods ended June 29, 2008, and July 1, 2007, respectively, and 22.1% and 27.9% for the first six months of 2008 and 2007, respectively. The Corporation’s effective tax rate for the three-month period ended June 29, 2008, was less than the effective tax rate recognized in the corresponding period of 2007 due principally to the favorable settlement of certain tax audits. The Corporation’s effective tax rate for the six-month period ended June 29, 2008, was less than the effective tax rate recognized in the corresponding period of 2007 due principally to two factors in 2008: (i) the favorable settlement of certain tax audits, and (ii) the $6.1 million tax benefit recognized on the $18.3 million pre-tax restructuring charge.

The amount of unrecognized tax benefits, including the amount of related interest, and the amount, if recognized, that would not affect the annual effective tax rate at the end of each period, in millions of dollars, was as follows:

	June 29, 2008	December 31, 2007

Unrecognized tax benefits (including interest of
$75.6 in 2008 and $81.3 in 2007)	$373.9	$398.7
Amount, if recognized, that would not affect the
annual effective tax rate	53.5	83.5

At June 29, 2008, the Corporation classified $102.0 million of its liabilities for unrecognized tax benefits within other current liabilities.

As more fully disclosed in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, the Corporation is subject to periodic examinations by taxing authorities in many countries and, currently, is undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany and the United Kingdom. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation, could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

NOTE 12: RESTRUCTURING ACTIONS
A summary of restructuring activity during the six-month period ended June 29, 2008, is set forth below (in millions of dollars):

	Severance Benefits	Write-Down to Fair Value Less Costs to Sell of Certain Long- Lived Assets	Other Charges	Total

Restructuring reserve at December 31, 2007	$16.7	$–	$.6	$17.3
Reserves established in 2008	14.6	3.7	–	18.3
Utilization of reserves:
Cash	(9.9)	–	(.3)	(10.2)
Non-cash	–	(3.7)	–	(3.7)
Foreign currency translation	(.3)	–	–	(.3)

Restructuring reserve at June 29, 2008	$21.1	$–	$.3	$21.4

The Corporation’s restructuring actions that were initiated prior to 2008 are more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the six months ended June 29, 2008, the Corporation recorded a restructuring charge of $18.3 million, reflecting actions to reduce its selling, general, and administrative expenses and manufacturing cost base. The principal components of the 2008 restructuring charge relate to the elimination of selling, general, and administrative positions as well as direct and indirect manufacturing positions. As a result, a severance benefits accrual of $14.6 million, related to the

Power Tools and Accessories segment ($10.9 million), Fastening and Assembly Systems segment ($3.0 million), and Hardware and Home Improvement segment ($.7 million), was included in the restructuring charge. The severance benefits accrual relates to the elimination of approximately 700 positions, including approximately 450 manufacturing-related positions. The restructuring charge also included a $3.7 million write-down to fair value of certain long-lived assets for the Power Tools and Accessories segment ($3.0 million) and Hardware and Home Improvement segment ($.7 million), which were either held for sale or idled in preparation for disposal. As part of these restructuring actions, the Power Tools and Accessories segment closed its manufacturing facility in Decatur, Arkansas, and transferred production to another facility. As of June 29, 2008, the carrying value of long-lived assets held for sale was not significant.

Of the remaining $21.4 million restructuring accrual at June 29, 2008, $18.4 million relates to the Power Tools and Accessories segment, $2.3 million relates to the Fastening and Assembly Systems segment, and $.7 million relates to the Hardware and Home Improvement segment. The Corporation anticipates that remaining actions under its restructuring accrual of $21.4 million as of June 29, 2008, will be completed during 2008 and, to a lesser extent, during 2009.

NOTE 13: LITIGATION AND CONTINGENT LIABILITIES
As more fully disclosed in Note 21 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, commercial disputes, and income tax matters. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District, alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. These cases were voluntarily dismissed without prejudice in June 2008. The City of Colton also has a companion case in California state court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2009. The estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $48.7 million to approximately $100 million, with no amount within that range representing a more likely outcome. At June 29, 2008, the Corporation maintains a reserve for this environmental remediation matter of $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report in 2009. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at June 29, 2008.

As of June 29, 2008, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $104.3 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of June 29, 2008, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 15%, and 12%, respectively, of the Corporation’s sales for the six-month period ended June 29, 2008.

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

An overview of certain aspects of the Corporation’s performance during the three- and six-month periods ended June 29, 2008, follows:

o	Total consolidated sales for the three- and six-month periods ended June 29, 2008, decreased by 3% and 4%, respectively, from the corresponding 2007 periods to $1.6 billion and $3.1 billion, respectively. Those reductions were the result of a 7% and 8% decline in unit volume for the three- and six-month periods ended June 29, 2008, respectively, and a 1% unfavorable impact from pricing actions that were partially offset by a 5% favorable impact from foreign currency attributable to the effects of a weaker U.S. dollar. Those unit volume declines were primarily driven by lower sales in the United States. The Corporation expects that continued weakness in key sectors of the U.S. economy, including lower residential housing starts, together with slowing conditions in Western Europe, will contribute to a mid- to high-single-digit rate of sales decline, excluding the effects of foreign currency translation, in 2008 as compared to 2007.

o	Operating income as a percentage of sales for the three- and six-month periods ended June 29, 2008, decreased by approximately 260 basis points and 320 basis points, respectively, from the corresponding periods in 2007. Of the 260 basis point decline for the three-month period ending June 29, 2008, approximately 190 basis points was attributable to a reduction in gross margin and approximately 70 basis points was attributable to an increase in selling, general, and administrative expenses. Of the 320 basis point decline for the six-month period ending June 29, 2008, approximately 150 basis points was attributable to a reduction in gross margin, approximately 110 basis points was attributable to an increase in selling, general, and administrative expenses, and approximately 60 basis points was attributable to a $18.3 million pre-tax restructuring charge. Gross margin as a percentage of sales declined in the second quarter and first half of 2008, as compared to the corresponding periods in 2007, as the negative effects of rising commodity costs – together with the change in China’s value added tax and appreciation of the Chinese renminbi – which in the aggregate, increased cost of goods sold by approximately $35 million and $90 million, respectively – were only partially offset by the favorable effects of productivity initiatives. Selling, general, and administrative expenses as a percentage of sales increased in the three- and six-month periods ended June 29, 2008, as compared to the corresponding 2007 periods, due principally to the de-leveraging of expenses over a lower sales base in the United States and Europe.

o	The Corporation expects that operating income as a percentage of sales will approximate 7.7% to 8.2% in 2008, including a .3% impact of the first quarter restructuring charge. The Corporation expects that operating income will be unfavorably impacted by the effects of rising commodity costs – together with the change in China’s value added tax and appreciation of the Chinese renminbi – which, in the aggregate, is expected to approximate $145 million of incremental inflation, and an increase in selling, general, and administrative expenses as a percentage of sales associated with the de-leveraging of expenses over a lower sales base. However, the Corporation believes that those unfavorable effects will be partially offset by the favorable impacts of productivity and restructuring initiatives.

o	Interest expense (net of interest income) decreased by $5.2 million and $10.2 million for the three- and six-month periods ended June 29, 2008, from the corresponding 2007 periods principally as a result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

o	The Corporation’s effective tax rate of 21.1% for the three-month period ended June 29, 2008, was less than the 29.1% effective tax rate recognized in the corresponding period of 2007 due principally to the favorable settlement of certain tax audits. The Corporation’s effective tax rate of 22.1% for the six-month period ended June 29, 2008, was less than the 27.9% effective tax rate recognized in the corresponding period of 2007 due principally to two factors in 2008: (i) the favorable settlement of certain tax audits, and (ii) the $6.1 million tax benefit recognized on the $18.3 million pre-tax restructuring charge.

o	Net earnings were $96.7 million, or $1.58 per share on a diluted basis, for the three-month period ended June 29, 2008, as compared to net earnings of $118.0 million, or $1.75 per share on a diluted basis, for the corresponding period in 2007. For the first half of 2008, net earnings were $164.1 million, or $2.67 per share on a diluted basis, as compared to $226.1 million, or $3.36 per share on a diluted basis, for the corresponding period in 2007.

o	Under an ongoing share repurchase program, the Corporation repurchased approximately 3.0 million shares of its common stock during the first six months of 2008 at a cost of $193.4 million. As a result of the Corporation’s share repurchase program, shares used in computing diluted earnings per share for both the three- and six-month periods ended June 29, 2008, declined by 9%, as compared to the corresponding 2007 periods.

The preceding information is an overview of certain information for the three- and six-month periods ended June 29, 2008, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

Sales
The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended June 29, 2008 and July 1, 2007:

ANALYSIS OF CHANGES IN SALES

	Three Months Ended		Six Months Ended
(Dollars in Millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Total sales	$ 1,641.7	$ 1,699.9	$ 3,137.5	$ 3,277.1

Unit volume - existing (a)	(7) %	(3) %	(8) %	(2) %
Unit volume - acquired (b)	– %	– %	– %	1%
Price	(1) %	1%	(1) %	1%
Currency	5%	2%	5%	2%

Change in total sales	(3) %	– %	(4) %	2%

(a) (b)	Represents change in unit volume for businesses where year-to-year comparability exists.
Represents change in unit volume for businesses that were acquired and were not included in prior period results.

Total consolidated sales for the three- and six-month periods ended June 29, 2008, decreased by 3% and 4%, respectively, from the corresponding 2007 periods. A 7% and 8% unit volume decline for the three- and six-month periods ended June 29, 2008, respectively, was driven primarily by lower sales in the United States due to general economic conditions in the U.S., including lower housing starts. Pricing actions had a 1% unfavorable impact on sales for both the three- and six-month periods ended June 29, 2008, as compared to the corresponding 2007 periods. The effects of a weaker U.S. dollar as compared to most other currencies, particularly the euro, Canadian dollar, Brazilian real, and Japanese yen, resulted in a 5% increase in the Corporation's consolidated sales during the three- and six-month periods ended June 29, 2008, as compared to the corresponding periods in 2007.

Earnings
A summary of the Corporation's consolidated gross margin, selling, general, and administrative expenses, and operating income--all expressed as a percentage of sales--follows:

	Three Months Ended		Six Months Ended
(Percentage of sales)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Gross margin	32.7%	34.6%	33.6%	35.1%
Selling, general, and administrative expenses	24.3%	23.6%	25.3%	24.2%
Restructuring and exit costs	– %	– %	.6%	– %
Operating income	8.4%	11.0%	7.7%	10.9%

The Corporation reported consolidated operating income of $137.7 million, or 8.4% of sales, for the three months ended June 29, 2008, as compared to operating income of $186.6 million, or 11.0% of sales, for the corresponding period in 2007. Operating income for the six months ended June 29, 2008, was $242.3 million, or 7.7% of sales, as compared to operating income of $356.2 million, or 10.9% of sales, for the corresponding period in 2007.

Consolidated gross margin as a percentage of sales declined by 190 basis points and 150 basis points from the 2007 levels to 32.7% and 33.6% for the three- and six-month periods ended June 29, 2008, respectively. That decrease in gross margin was primarily a result of rising commodity costs which, coupled with the effects of the change in China’s value added tax and appreciation of the Chinese renminbi, added approximately $35 million and $90 million of incremental costs for the three- and six-month periods ended June 29, 2008, respectively, as compared to the 2007 periods, and unfavorable fixed cost absorption during 2008 on lower production volumes. However, that negative impact was partly offset by increased productivity.

Consolidated selling, general, and administrative expenses as a percentage of sales increased by 70 basis points and 110 basis points over the 2007 levels to 24.3% and 25.3% for the three- and six-month periods ended June 29, 2008, respectively. Selling, general, and administrative expenses for the three- and six-month periods ended June 29, 2008, approximated the prior year amounts. While the amount of selling, general, and administrative expenses were unfavorably impacted by foreign currency translation, that effect was offset by the favorable effect of cost control initiatives, restructuring actions, lower promotional expenses, and lower expenses as the result of the lower level of sales.

In the first quarter of 2008, the Corporation recognized a restructuring charge of $18.3 million related to actions in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems segments. As more fully described in Note 12 of Notes to Consolidated Financial Statements, the restructuring charge reflects actions to reduce the Corporation’s selling, general, and administrative expenses and manufacturing cost base.

Consolidated net interest expense (interest expense less interest income) for the three months ended June 29, 2008, and July 1, 2007, was $14.8 million and $20.0 million, respectively. Net interest expense for the six months ended June 29, 2008, and July 1, 2007, was $31.3 million and $41.5 million, respectively. The decrease in net interest expense for both the three- and six-month periods ended June 29, 2008, was principally the result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

Other expense was $.4 million and $.2 million for the three months ended June 29, 2008, and July 1, 2007, respectively. Other expense for the six months ended June 29, 2008, and July 1, 2007, was $.4 million and $1.3 million, respectively.

Consolidated income tax expense of $25.8 million and $46.5 million was recognized on the Corporation’s earnings before income taxes of $122.5 million and $210.6 million for the three- and six-month periods ended June 29, 2008, respectively. The Corporation’s effective tax rate of 21.1% for the three-month period ended June 29, 2008, was less than the 29.1% effective tax rate recognized in the corresponding period of 2007 due principally to the favorable settlement of certain tax audits. The Corporation’s effective tax rate of 22.1% for the six-month period ended

June 29, 2008, was less than the 27.9% effective tax rate recognized in the corresponding period of 2007 due principally to two factors in 2008: (i) the favorable settlement of certain tax audits, and (ii) the $6.1 million tax benefit recognized on the $18.3 million pre-tax restructuring charge.

The Corporation reported net earnings of $96.7 million, or $1.58 per share on a diluted basis, for the three-month period ended June 29, 2008, as compared to net earnings of $118.0 million, or $1.75 per share on a diluted basis, for the three-month period ended July 1, 2007. The Corporation reported net earnings of $164.1 million, or $2.67 per share on a diluted basis, for the six-month period ended June 29, 2008, as compared to net earnings of $226.1 million, or $3.36 per share on a diluted basis, for the corresponding period in 2007. Net earnings for the six-month period ended June 29, 2008, included the effects of an after-tax restructuring charge of $12.2 million ($18.3 million before taxes). In addition to the matters previously noted, diluted earnings per share for the three-and six-month periods ended June 29, 2008, benefited from lower weighted average shares outstanding. Shares used in computing diluted earnings per share for the three- and six-month periods ended June 29, 2008, declined by approximately 9%, as compared to the corresponding 2007 periods, as a result of the Corporation’s share repurchase program.

BUSINESS SEGMENTS
As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

Power Tools and Accessories
Segment sales and segment profit for the Power Tools and Accessories segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Sales to unaffiliated customers	$1,150.1	$1,273.8	$2,208.2	$2,451.3
Segment profit	91.1	158.7	178.3	305.0

Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2008 decreased 10% from the corresponding period in 2007.

During the second quarter of 2008, sales in North America decreased at a double-digit rate from the prior year’s level primarily as a result of continued weak demand in the United States. Sales for the industrial power tools and accessories business in the United States decreased at a double-digit rate as a result of lower demand in all key product categories and channels. Sales for the consumer power tools and accessories business in the United States decreased approximately 30% from the 2007 level. Over half of that decline was caused by lost listings in the pressure-washer category and the effects of a transition from the Firestorm® to the Porter-Cable® brand of power tools and accessories at a large customer. Lower sales of both outdoor and automotive and electronic products also contributed to the decline. In Canada, sales increased at a double-digit rate primarily as a result of higher sales in the industrial power tools and accessories business.

Sales in Europe decreased at a mid-single-digit rate during the second quarter of 2008 from the prior year’s level as a result of lower sales in Western Europe, which were only partially offset by higher sales in Eastern Europe and the Middle East. Sales decreased at a high-single-digit rate in the industrial power tools and accessories business in Europe. Sales of the Corporation’s consumer power tools and accessories business in Europe decreased at a mid-single-digit rate driven by a decline in sales of consumer power tools and accessories.

Sales in other geographic areas increased at a double-digit rate during the second quarter of 2008 over the prior year’s level. That increase primarily resulted from a double-digit rate of increase in Latin America. Sales in the Asia/Pacific region approximated the prior year level.

Segment profit as a percentage of sales for the Power Tools and Accessories segment declined from 12.5% for the second quarter of 2007 to 7.9% for the second quarter of 2008. Gross margin as a percentage of sales for the 2008 period decreased from the corresponding period in 2007 as commodity inflation – together with the change in China’s value added tax and appreciation of the Chinese renminbi, pricing actions, unfavorable cost absorption, and higher provisions for warranty were only partially offset by the favorable effects of productivity initiatives and foreign currency transaction gains. Selling, general, and administrative expenses as a percentage of sales was higher for the 2008 period, as compared to the corresponding period in 2007, due to de-leveraging of those expenses over lower sales volumes.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended June 29, 2008, decreased 10% from the corresponding period in 2007.

During the six months ended June 29, 2008, sales in North America decreased at a double-digit rate from the level experienced in the corresponding period in 2007. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a double-digit rate, with declines experienced across all key product categories and channels. Sales of the consumer power tools and accessories business in the United States decreased approximately 28% from the 2007 level. Over half of that decline was caused by lost listings in the pressure-washer category and the effects of a transition from the Firestorm® to the Porter-Cable® brand of power tools and accessories at a large customer. In addition, lower sales of automotive and electronic products contributed to the decline. In Canada, sales increased at a mid-single-digit rate as higher sales of the industrial power tools and accessories business were partially offset by lower sales of the consumer power tools and accessories business.

Sales in Europe decreased at a mid-single-digit rate during the six months ended June 29, 2008, from the level experienced in the corresponding 2007 period as a result of lower sales in Western Europe, which were only partially offset by higher sales in Eastern European and the Middle East. Sales of both the Corporation’s industrial and consumer power tools and accessories businesses in Europe decreased at a mid-single-digit rate.

Sales in other geographic areas increased at a double-digit rate during the six months ended June 29, 2008, over the level experienced in the corresponding period in 2007. That increase resulted from a double-digit rate of increase in Latin America and a high-single-digit rate of increase in the Asia/Pacific region.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 8.1% for the six-month period ended June 29, 2008, as compared to 12.4% for the corresponding period in 2007. Gross margin as a percentage of sales for the 2008 period decreased from the corresponding period in 2007 as commodity inflation – together with the change in China’s value added tax and appreciation of the Chinese renminbi, pricing actions, unfavorable cost absorption, and higher provisions for warranty were only partially offset by the favorable effects of productivity initiatives and foreign currency transaction gains. Selling, general, and administrative expenses as a percentage of sales was higher for the 2008 period, as compared to the corresponding period in 2007, due to de-leveraging of those expenses over lower sales volumes.

Hardware and Home Improvement
Segment sales and segment profit for the Hardware and Home Improvement segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Sales to unaffiliated customers	$241.4	$254.8	$453.7	$502.9
Segment profit	22.5	30.7	38.4	58.9

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 5% during the three-month period ended June 29, 2008, from the corresponding period in 2007. Sales of security hardware products decreased at a high-single-digit rate during the second quarter of 2008, from the corresponding period in 2007, due to lower U.S. sales in the new construction channel that were partially offset by higher sales in the U.S. retail channel, which were partially attributable to a favorable timing of orders, and higher international sales. Sales of plumbing products decreased at a low-single-digit rate during the three-month period ended June 29, 2008, as compared to the corresponding period in 2007, primarily due to lower U.S. sales in the new construction channel that were partially offset by higher U.S. sales in the retail channel.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 12.0% for the three months ended July 1, 2007, to 9.3% for the three months ended June 29, 2008. That decrease was primarily attributable to a lower gross margin as a percentage of sales during the three-month period ended June 29, 2008, as compared to the corresponding period in 2007, due to unfavorable effects of cost absorption and commodity inflation, which were partially offset by productivity improvements. In addition, selling, general, and administrative expenses as a percentage of sales increased during the second quarter of 2008 over the prior year’s level principally due to the de-leveraging of those expenses over lower sales.

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased 10% during the six-month period ended June 29, 2008, from the corresponding period in 2007. Sales of security hardware products decreased at a double-digit rate during the first half of 2008, from the corresponding period in 2007, due to lower U.S. sales in both the new construction and retail channels, which were partially offset by higher international sales. Sales of plumbing products decreased at a high-single-digit rate during the six-month period ended June 29, 2008, as compared to the corresponding period in 2007, due to lower U.S. sales in both the new construction and retail channels.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 11.7% for the six months ended July 1, 2007, to 8.5% for the six months ended June 29, 2008. That decrease was primarily attributable to an increase in selling, general, and administrative expenses as a percentage of sales, principally due to the de-leveraging of those expenses over lower sales. Gross margin as a percentage of sales decreased during the six-month period ended June 29, 2008, as compared to the corresponding period in 2007, due to the effects of commodity inflation and unfavorable cost absorption, which were partially offset by productivity improvements.

Fastening and Assembly Systems
Segment sales and segment profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 7 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Sales to unaffiliated customers	$183.4	$182.8	$369.9	$361.6
Segment profit	29.4	28.9	58.3	57.5

Sales to unaffiliated customers in the Fastening and Assembly Systems segment for the three-month period ended June 29, 2008, approximated the prior year’s level and increased 2% during the six-month period ended June 29, 2008, over the corresponding period in 2007. Sales of the North American automotive business decreased at a double-digit rate during both the second quarter and the first six months of 2008 from the corresponding periods in 2007, reflecting the weakness in the U.S. automotive sector. Sales of the North American industrial business increased at a low-single-digit rate during the second quarter and increased at a mid-single-digit rate during the first six months of 2008 over the corresponding periods in 2007. Sales in Europe during the second quarter and first six months of 2008 increased at a mid-single-digit rate over the corresponding 2007 periods as a high-single-digit rate of growth in the automotive business was tempered by sales in the industrial business that approximated the 2007 level. Sales in Asia during the second quarter of 2008 increased at a high-single-digit rate and increased at a double-digit rate during the first six months of 2008, over the corresponding periods in 2007.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 15.8% in the second quarter of 2007 to 16.0% in the second quarter of 2008 as the favorable effects of lower selling, general, and administrative expenses more than offset a decline in gross margin. Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.9% in the first half of 2007 to 15.8% in the corresponding 2008 period as the unfavorable effect of commodity inflation was partially offset by the favorable effect of the leverage of selling, general, and administrative expenses over higher sales volumes.

Other Segment-Related Matters
As indicated in the first table of Note 7 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments, and Eliminations was $(16.9) million and $(34.1) million for the three- and six-month periods ended June 29, 2008, respectively, as compared to $(30.2) million and $(59.7) million, respectively, for the corresponding periods in 2007. The decrease in Corporate expenses during the three months ended June 29, 2008, was primarily due to the effects of lower pension expense, lower expenses booked in consolidation directly related to the reportable business segments, lower expense related to certain self-insurance reserves, and lower expenses associated with intercompany eliminations. On a year-to-date basis, the decrease in Corporate expenses was primarily due to the effects of lower pension expense, a foreign currency loss by a Corporate subsidiary in 2007 which did not recur in 2008, lower expense related to certain self-insurance reserves, lower expenses associated with intercompany eliminations, and lower legal and environmental expense.

Expense recognized by the Corporation, on a consolidated basis, relating to its pension and other postretirement benefit plans decreased by $6.0 million and $11.8 million for the three- and six-month periods ended June 29, 2008, respectively, as compared to the 2007 levels. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the final table included in Note 7 of Notes to Consolidated Financial Statements was $1.0 million and $1.9 million for the three- and six-month periods ended June 29, 2008, respectively, as compared to $5.0 million and $9.8 million, respectively, for the corresponding periods in 2007. Those decreases in that Corporate adjustment in 2008, as compared to the 2007 periods, resulted from the lower level of pension and other postretirement benefit expense (excluding the service costs allocated to the reportable business segments). As more fully described in Note 7 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. The Corporation anticipates that its pension and other postretirement benefit costs in 2008 will decrease by approximately $24 million from the 2007 level.

Expenses directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $(1.1) million and $(3.3) million for the three- and six-month periods ended June 29, 2008, respectively, as compared to $(4.9) million and $(3.6) million, respectively, for the corresponding periods in 2007. The segment-related income (expense) excluded from segment profit in both the three- and six-month periods ended June 29, 2008, and July 1, 2007, primarily related to the Power Tools and Accessories segment.

RESTRUCTURING ACTIVITY
The Corporation is committed to continuous productivity improvements and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Corporation’s restructuring activities are more fully discussed in both Item 7 under the caption “Restructuring and Integration Actions” and Item 8 in Note 18 of Notes to Consolidated Financial Statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 12 of Notes to Consolidated Financial Statements.

The Corporation realized restructuring benefits of approximately $6 million and $7 million during the three- and six-month periods ended June 29, 2008, net of restructuring-related expenses. Of those restructuring savings, approximately two-thirds were realized through a reduction of selling, general, and administrative expenses, with the remainder benefiting gross margin.

The Corporation expects that pre-tax savings associated with the fourth quarter 2007 and first quarter 2008 restructuring actions will benefit its 2008 results by approximately $20 million, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings in 2008, approximately 75% will benefit selling, general, and administrative expenses and the remaining 25% will benefit cost of goods sold.

Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas, such as promotion or research and development, above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY
The following table provides information as of June 29, 2008, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	6 Mos. Ending Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value (Assets)/ Liabilities

LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars and other currencies) (a)	$309.5	$–	$–	$–	$–	$–	$309.5	$309.5
Average interest rate	3.01%						3.01%
Long-term debt
Variable rate (U.S. dollars)	$–	$–	$–	$125.0	$100.0	$–	$225.0	$225.0
Average interest rate				3.79%	3.66%		3.73%
Fixed rate (U.S. dollars)	$.1	$.1	$–	$400.0	$–	$750.0	$1,150.2	$1,113.3
Average interest rate	7.00%	7.00%		7.13%		5.61%	6.14%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$–	$–	$–	$150.0	$–	$250.0	$400.0	$(11.4)
Average pay rate (b)
Average receive rate				5.34%		4.80%	5.00%

(a)	Short-term borrowings of $309.5 million include $295.5 million and $14.0 million that are denominated in U.S. dollars and other currencies, respectively.
(b)

The average pay rate for swaps in the notional principal amount of $175.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $150.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swaps is based upon 6-month forward LIBOR.

FINANCIAL CONDITION
Operating activities provided cash of $98.3 million for the six months ended June 29, 2008, as compared to $343.2 million of cash provided in the corresponding period in 2007. The lower level of cash provided from operating activities in the first six months of 2008, as compared to the 2007 period, reflected: (i) higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities and the timing of certain prepayments; (ii) higher working capital requirements; and (iii) lower earnings. The higher working capital requirements in the first six months of 2008, as compared to the corresponding 2007 period, were primarily due to lower cash provided by accounts payable (associated with both production levels and timing), higher cash used by an increase in trade receivables (associated with both days sales outstanding and timing of sales), and higher cash used by other current liabilities (due to the higher level of customer and employee incentive payments made in the first quarter of 2008).

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding increased modestly at June 29, 2008, over the level at July 1, 2007. Average inventory turns at June 29, 2008, remained consistent with inventory turns at July 1, 2007.

Investing activities for the six months ended June 29, 2008, used cash of $32.9 million, as compared to $64.3 million of cash used during the corresponding period in 2007. This decrease primarily resulted from a $40.7 million net increase in cash flows from hedging activities. Capital expenditures increased $7.2 million during the first six months of 2008, as compared to the 2007 period. The Corporation anticipates that its capital spending in 2008 will approximate $115 million.

Financing activities for the six months ended June 29, 2008, used cash of $38.2 million, as compared to $255.0 million of cash used during the corresponding period in 2007. During the six months ended June 29, 2008, the Corporation entered into term loan agreements totaling $225.0 million which resulted in proceeds from long-term debt of $224.7 million (net of issuance costs of $.3 million). During the first six months of 2008, the Corporation purchased 2,984,405 shares of its common stock at an aggregate cost of $193.4 million. During the corresponding period in 2007, the Corporation repurchased 1,195,276 shares of its common stock at an aggregate cost of $95.9 million. As of June 29, 2008, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 3,929,108 shares of its common stock. Cash provided on the issuance of common stock decreased $55.4 million for the six months ended June 29, 2008, as compared to the corresponding 2007 period, due to a lower level of stock option exercises. Cash used in financing activities in the first six months of 2008 was also affected by the Corporation’s quarterly dividend payments, which declined by $4.6 million, as compared to the corresponding 2007 period, due to the lower number of shares outstanding in the first six months of 2008. The $20.6 million net decrease in short-term borrowings during the first six months of 2008, as compared to the $161.0 million net decrease in short-term borrowings in the comparable 2007 period, was the result of the previously described cash flow activity.

As more fully described in Note 11 of Notes to Consolidated Financial Statements, included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, the Corporation and the U.S. government reached a settlement agreement in December 2007 with respect to certain litigation, principally related to the proposed disallowance by the Internal Revenue Service, disputed by the Corporation, of a capital loss deduction taken in the Corporation’s tax return and interest on the deficiency. That settlement agreement resolved the litigation relating to the audits of the tax years 1998 through 2000 and also resolved the treatment of this tax position in subsequent years. In the third quarter of 2008, the IRS closing agreement was finalized. The Corporation made a cash payment of approximately $50 million during the third quarter of 2008 relating to this settlement.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 56% and 44% at June 29, 2008 and December 31, 2007, respectively. Average debt maturity was 5.6 years at June 29, 2008, as compared to 6.2 years at December 31, 2007. Average long-term debt maturity was 6.8 years at June 29, 2008, as compared to 8.0 years at December 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES
(a)     Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 29, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b)     There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As more fully described the Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 13, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased (b)		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares that May Yet be Purchased Under the Plans (c)

March 31, 2008 through
April 27, 2008		–		$–		–	4,894,90	8
April 28, 2008 through
May 25, 2008	17,95	9	$ 66.8	2		–	4,894,90	8
May 26, 2008 through
June 29, 2008	965,90	5	$ 60.6	2	965,80	0	3,929,10	8

Total	983,86	4	$ 60.7	3	965,80	0	3,929,10	8

(a) (b) (c)

The periods represent the Corporation’s monthly fiscal calendar.
Includes 18,064 of shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.
The maximum number of shares that may yet be purchased under the plans represent the remaining shares that are available pursuant to the Corporation's publicly announced repurchase plans. The maximum number of shares that may yet be purchased under the plans noted above included 4,000,000 shares authorized by the Board of Directors on October 17, 2007, and 2,000,000 shares authorized by the Board of Directors on February 14, 2008. There is no expiration date or current intent to terminate the repurchase plans.

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

Date: August 7, 2008