Form 10-Q
period 2008-09-28
BLACK & DECKER CORP
filed 2008-11-06
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 1-1553

THE BLACK & DECKER CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0248090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 East Joppa Road
Towson, Maryland	21286
(Address of principal executive offices)	(Zip Code)

(410) 716-3900
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

The number of shares of Common Stock outstanding as of October 24, 2008: 60,093,046

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

September 28, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Sales	$1,570.8	$1,633.6	$4,708.3	$4,910.7
Cost of goods sold	1,061.9	1,077.7	3,144.7	3,206.3
Selling, general, and administrative expenses	373.4	391.4	1,167.5	1,183.7
Restructuring and exit costs	15.6	—	33.9	—
Operating Income	119.9	164.5	362.2	520.7
Interest expense (net of interest income)	13.4	19.9	44.7	61.4
Other (income) expense	(3.0)	.9	(2.6)	2.2
Earnings Before Income Taxes	109.5	143.7	320.1	457.1
Income taxes	23.7	39.1	70.2	126.4
Net Earnings	$85.8	$104.6	$249.9	$330.7

Net Earnings Per Common Share – Basic	$1.45	$1.63	$4.17	$5.09
Shares Used in Computing Basic Earnings Per Share (in Millions)	59.2	64.2	59.9	65.0

Net Earnings Per Common Share – Assuming Dilution	$1.42	$1.59	$4.09	$4.95
Shares Used in Computing Diluted Earnings Per Share (in Millions)	60.4	65.8	61.2	66.8

Dividends Per Common Share	$.42	$.42	$1.26	$1.26

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	September 28, 2008	December 31, 2007
Assets
Cash and cash equivalents	$340.3	$254.7
Trade receivables	1,220.8	1,109.4
Inventories	1,103.7	1,145.8
Other current assets	377.5	329.6
Total Current Assets	3,042.3	2,839.5
Property, Plant, and Equipment	553.3	596.2
Goodwill	1,222.2	1,212.9
Other Assets	749.2	762.3
	$5,567.0	$5,410.9
Liabilities and Stockholders’ Equity
Short-term borrowings	$220.6	$329.7
Current maturities of long-term debt	.2	.2
Trade accounts payable	592.8	504.6
Other current liabilities	1,032.9	1,046.3
Total Current Liabilities	1,846.5	1,880.8
Long-Term Debt	1,405.3	1,179.1
Postretirement Benefits	304.2	311.3
Other Long-Term Liabilities	532.6	581.0
Stockholders’ Equity
Common stock, par value $.50 per share	30.1	31.5
Capital in excess of par value	5.8	27.0
Retained earnings	1,523.5	1,498.5
Accumulated other comprehensive income (loss)	(81.0)	(98.3)
Total Stockholders’ Equity	1,478.4	1,458.7
	$5,567.0	$5,410.9

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	66,734,843	$33.4	$—	$1,473.0	$(342.8)	$1,163.6
Comprehensive income (loss):
Net earnings	—	—	—	330.7	—	330.7
Net loss on derivative instruments (net of tax)	—	—	—	—	(27.0)	(27.0)
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	38.1	38.1
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	19.3	19.3
Comprehensive income	—	—	—	330.7	30.4	361.1
Cumulative effect of adopting FASB Interpretation No. 48	—	—	—	(7.3)	—	(7.3)
Cash dividends ($1.26 per share)	—	—	—	(82.1)	—	(82.1)
Common stock issued under stock-based plans (net of forfeitures)	1,276,751	.6	81.9	—	—	82.5
Purchase and retirement of common stock	(5,475,803)	(2.7)	(81.9)	(376.7)	—	(461.3)
Balance at September 30, 2007	62,535,791	$31.3	$—	$1,337.6	$(312.4)	$1,056.5

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	62,923,723	$31.5	$27.0	$1,498.5	$(98.3)	$1,458.7
Comprehensive income (loss):
Net earnings	—	—	—	249.9	—	249.9
Net gain on derivative instruments (net of tax)	—	—	—	—	40.8	40.8
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	(34.2)	(34.2)
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	10.7	10.7
Comprehensive income	—	—	—	249.9	17.3	267.2
Cash dividends ($1.26 per share)	—	—	—	(76.5)	—	(76.5)
Common stock issued under stock-based plans (net of forfeitures)	305,122	.2	31.1	—	—	31.3
Purchase and retirement of common stock	(3,136,382)	(1.6)	(52.3)	(148.4)	—	(202.3)
Balance at September 28, 2008	60,092,463	$30.1	$5.8	$1,523.5	$(81.0)	$1,478.4

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Operating Activities
Net earnings	$249.9	$330.7
Adjustments to reconcile net earnings to cash flow from operating activities:
Non-cash charges and credits:
Depreciation and amortization	104.7	109.3
Stock-based compensation	20.9	20.5
Amortization of actuarial losses and prior service cost	10.7	19.3
Restructuring and exit costs	33.9	—
Other	.2	(.6)
Changes in selected working capital items:
Trade receivables	(112.1)	(70.9)
Inventories	37.6	(167.3)
Trade accounts payable	87.7	190.0
Other current liabilities	(64.7)	29.0
Restructuring spending	(15.4)	(.8)
Other assets and liabilities	(37.9)	25.6
Cash Flow From Operating Activities	315.5	484.8
Investing Activities
Capital expenditures	(77.6)	(75.4)
Proceeds from disposal of assets	20.2	4.0
Purchase of business, net of cash acquired	(23.8)	—
Cash inflow from hedging activities	40.3	—
Cash outflow from hedging activities	(29.7)	(47.4)
Other investing activities	—	(1.0)
Cash Flow From Investing Activities	(70.6)	(119.8)
Financing Activities
Net (decrease) increase in short-term borrowings	(108.7)	250.3
Proceeds from issuance of long-term debt (net of debt issue costs of $.3)	224.7	—
Payments on long-term debt	(.1)	(150.2)
Purchase of common stock	(202.3)	(461.3)
Issuance of common stock	8.8	62.0
Cash dividends	(76.5)	(82.1)
Cash Flow From Financing Activities	(154.1)	(381.3)
Effect of exchange rate changes on cash	(5.2)	5.1
Increase (Decrease) In Cash And Cash Equivalents	85.6	(11.2)
Cash and cash equivalents at beginning of period	254.7	233.3
Cash And Cash Equivalents At End Of Period	$340.3	$222.1

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

Operating results for the three- and nine-month periods ended September 28, 2008, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended September 28, 2008, and September 30, 2007, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended September 28, 2008, and September 30, 2007, was $51.6 million and $99.5 million, respectively.

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

The Corporation adopted SFAS No. 157 effective January 1, 2008, for measuring financial assets and financial liabilities. That adoption did not have a material impact on the Corporation’s earnings or financial position. The Corporation will be required to adopt the measurement and disclosure requirements of SFAS No. 157 for non-financial assets and liabilities as of January 1, 2009. The Corporation is currently evaluating the impact of its adoption of SFAS No. 157 for non-financial assets and liabilities and has not determined the effect on its earnings or financial position. The impact of the adoption of SFAS No. 157 is more fully disclosed in Note 6.

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

Note 2: Acquisition
Effective September 9, 2008, the Corporation acquired Spiralock Corporation (Spiralock) for a cash purchase price of $23.8 million. The final purchase price is subject to customary adjustments based upon changes in the net assets of Spiralock as of the closing date. The addition of Spiralock to the Corporation’s Fastening and Assembly Systems segment allows the Corporation to offer customers a broader range of products.

The acquisition of Spiralock has been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly the financial position and results of operations have been included in the Corporation’s Consolidated Balance Sheet and Statement of Earnings since the date of acquisition. The acquisition of Spiralock did not have a significant effect on the Corporation’s results of operations for the three- and nine-month periods ended September 28, 2008. The Corporation has not yet obtained all information required to complete the purchase price allocation related to Spiralock. The Corporation anticipates that the allocation will be completed in 2008. The preliminary allocation of the purchase price resulted in the recognition of $12.8 million of goodwill primarily related to the anticipated future earnings and cash flows of Spiralock. The transaction also generated $10.2 million of finite-lived intangible assets that will be amortized over 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet. The Corporation does not believe that the goodwill and intangible assets recognized will be deductible for income tax purposes.

Note 3: Inventories
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	September 28, 2008	December 31, 2007
FIFO cost
Raw materials and work-in-process	$287.6	$275.4
Finished products	838.4	885.2
	1,126.0	1,160.6
Adjustment to arrive at LIFO inventory value	(22.3)	(14.8)
	$1,103.7	$1,145.8

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

Note 4: Short-Term Borrowings, Current Maturities of Long-Term Debt, and Long-Term Debt
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion senior unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $697.9 million and $266.8 million for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively. The amount available for borrowing under the Corporation’s unsecured revolving credit facility was $780.3 million at September 28, 2008.

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

During 2008, the Corporation entered into $100.0 million notional amount of fixed-to-variable interest rate swaps. At September 28, 2008, the Corporation’s portfolio of interest rate swap instruments consisted of $425.0 million of fixed-to-variable interest rate swaps with a weighted-average fixed rate receipt of 4.98%. The basis of the variable rate paid is LIBOR.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $151.1 million and $155.9 million were included in the Consolidated Balance Sheet at September 28, 2008 and December 31, 2007, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

Note 5: Stockholders’ Equity
During the nine months ended September 28, 2008, the Corporation repurchased 3,136,382 shares of its common stock at a total cost of $202.3 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $1.6 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $52.3 million (representing the available balance of capital in excess of par value in each quarter of purchase); and (iii) last, charged the residual of $148.4 million to retained earnings.

During the nine months ended September 30, 2007, the Corporation repurchased 5,475,803 shares of its common stock at a total cost of $461.3 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $2.7 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $81.9 million — an amount which brought capital in excess of par value to zero as of September 30, 2007; and (iii) last, charged the residual of $376.7 million to retained earnings.

Note 6: Fair Value Measurements
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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	September 28, 2008 (Total)
Assets:
Investments	$36.2	$45.3	$81.5
Derivatives	.3	135.1	135.4
Liabilities:
Derivatives	2.8	95.2	98.0

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

Note 7: Earnings Per Share
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in Millions Except Per Share Data)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Numerator:
Net earnings	$85.8	$104.6	$249.9	$330.7
Denominator:
Denominator for basic earnings per share – weighted-average shares	59.2	64.2	59.9	65.0
Employee stock options and other stock-based awards	1.2	1.6	1.3	1.8
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	60.4	65.8	61.2	66.8
Basic earnings per share	$1.45	$1.63	$4.17	$5.09
Diluted earnings per share	$1.42	$1.59	$4.09	$4.95

As of September 28, 2008, options to purchase approximately 2.5 million shares of common stock, with a weighted-average exercise price of $83.28 per share, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Note 8: Business Segments
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):
	Reportable Business Segments
Three Months Ended September 28, 2008	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustment, & Eliminations	Consolidated

Sales to unaffiliated customers	$1,115.9	$232.4	$173.0	$1,521.3	$49.5	$–	$1,570.8
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	84.1	26.4	26.8	137.3	8.5	(10.3)	135.5
Depreciation and amortization	21.6	4.8	5.2	31.6	1.1	.1	32.8
Capital expenditures	13.5	3.8	3.9	21.2	.6	2.0	23.8

Three Months Ended September 30, 2007
Sales to unaffiliated customers	$1,189.9	$267.9	$176.6	$1,634.4	$(.8)	$–	$1,633.6
Segment profit (loss) (for Consoli- dated, operating income)	122.7	33.1	27.6	183.4	(.1)	(18.8)	164.5
Depreciation and amortization	24.7	4.6	5.1	34.4	.1	.5	35.0
Capital expenditures	19.7	4.4	5.0	29.1	–	(.3)	28.8

Nine Months Ended September 28, 2008
Sales to unaffiliated customers	$3,324.1	$686.1	$542.9	$4,553.1	$155.2	$–	$4,708.3
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	262.4	64.8	85.1	412.3	28.2	(44.4)	396.1
Depreciation and amortization	69.0	15.6	16.2	100.8	3.1	.8	104.7
Capital expenditures	45.3	13.8	13.2	72.3	1.9	3.4	77.6

Nine Months Ended September 30, 2007
Sales to unaffiliated customers	$3,641.2	$770.8	$538.2	$4,950.2	$(39.5)	$–	$4,910.7
Segment profit (loss) (for Consoli- dated, operating income)	427.7	92.0	85.1	604.8	(5.6)	(78.5)	520.7
Depreciation and amortization	74.7	17.8	15.7	108.2	(.7)	1.8	109.3
Capital expenditures	47.6	15.1	12.3	75.0	(.4)	.8	75.4

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Segment profit for total reportable business segments	$137.3	$183.4	$412.3	$604.8
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to actual rates	8.5	(.1)	28.2	(5.6)
Depreciation of Corporate property	(.1)	(.2)	(.8)	(.7)
Adjustment to businesses’ postretirement benefit expenses booked in consolidation	(.9)	(5.0)	(2.8)	(14.8)
Other adjustments booked in consolidation directly related to reportable business segments	(.5)	4.6	(3.8)	1.0
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified above	(8.8)	(18.2)	(37.0)	(64.0)
Operating income before restructuring and exit costs	135.5	164.5	396.1	520.7
Restructuring and exit costs	15.6	–	33.9	–
Operating income	119.9	164.5	362.2	520.7
Interest expense, net of interest income	13.4	19.9	44.7	61.4
Other (income) expense	(3.0)	.9	(2.6)	2.2
Earnings before income taxes	$109.5	$143.7	$320.1	$457.1

Note 9: Postretirement Benefits
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The following tables present the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and nine months ended September 28, 2008 and September 30, 2007 (in millions of dollars):

	Pension Benefits Plans		Pension Benefits Plans
	In the United States		Outside of the United States
	Three Months Ended		Three Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$5.6	$6.5	$3.1	$3.7
Interest cost	15.9	15.6	10.6	9.9
Expected return on plan assets	(19.5)	(18.8)	(10.4)	(9.9)
Amortization of prior service cost	.6	.5	.4	.4
Amortization of net actuarial loss	4.0	6.5	1.2	3.3
Net periodic cost	$6.6	$10.3	$4.9	$7.4

	Pension Benefits Plans		Pension Benefits Plans
	In the United States		Outside of the United States
	Nine Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$16.9	$19.5	$9.4	$10.9
Interest cost	47.8	46.8	32.1	29.3
Expected return on plan assets	(58.4)	(56.6)	(31.6)	(29.1)
Amortization of prior service cost	1.6	1.6	1.1	1.2
Amortization of net actuarial loss	11.9	19.7	3.7	9.6
Net periodic cost	$19.8	$31.0	$14.7	$21.9

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The net periodic cost related to these defined postretirement benefit plans were $.7 million and $1.9 million for the three and nine months ended September 28, 2008, and $.5 million and $1.3 million for the three and nine months ended September 30, 2007, respectively.

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

Note 10: Stock-Based Compensation
The number of shares/units granted under the Corporation’s stock option and restricted stock plans during the nine months ended September 28, 2008, together with the weighted exercise price and the related weighted-average grant-date fair values, were as follows:

	Underlying Shares	Exercise Price	Grant- Date Fair Value
Options Granted	547,020	$67.15	$17.86
Restricted Stock Granted	176,700		$68.04
Restricted Stock Units Granted	169,625		$65.20

The options granted are exercisable in equal annual installments over a period of four years. Under the restricted stock plans, restrictions generally expire four years from the date of grant.

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, the fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the stock price on the grant date. The following table summarizes the significant weighted-average assumptions used to determine the grant-date fair value of options granted during the nine-month period ended September 28, 2008:

Volatility	30.7%
Dividend yield	2.50%
Risk-free interest rate	3.30%
Expected life in years	6.0

Note 11: Interest Expense (Net of Interest Income)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest expense	$25.3	$24.6	$74.8	$74.1
Interest (income)	(11.9)	(4.7)	(30.1)	(12.7)
	$13.4	$19.9	$44.7	$61.4

Note 12: Income Taxes
The Corporation’s effective tax rate was 21.6% and 27.2% for the three-month periods ended September 28, 2008, and September 30, 2007, respectively, and 21.9% and 27.7% for the first nine months of 2008 and 2007, respectively. The Corporation’s effective tax rate for the three- and nine-month periods ended September 28, 2008, was less than the effective tax rates recognized in the corresponding periods of 2007, due primarily to the following factors: (i) favorability associated with finalization of closing agreements, in the third quarter of 2008, of the settlement of income tax litigation between the Corporation and the U.S. government agreed in late 2007 and more fully described in Note 11 of Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007; and (ii) the favorable settlement of certain tax audits in 2008. In addition, the tax benefit of $9.1 million recognized on the $33.9 million pre-tax restructuring charge during the nine months ended September 28, 2008, contributed to a lower effective income tax rate in that period, as compared to the corresponding period in 2007.

The amount of unrecognized tax benefits, including the amount of related interest, and the amount, if recognized, that would not affect the annual effective tax rate at the end of each period, in millions of dollars, was as follows:

	September 28, 2008	December 31, 2007
Unrecognized tax benefits (including interest of $38.7 in 2008 and $81.3 in 2007)	$314.7	$398.7
Amount, if recognized, that would not affect the annual effective tax rate	50.1	83.5

At September 28, 2008, the Corporation classified $39.9 million of its liabilities for unrecognized tax benefits within other current liabilities.

As more fully disclosed in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, the Corporation is subject to periodic examinations by taxing authorities in many countries and, currently, is undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany and the United Kingdom. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation, could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

Note 13: Restructuring Actions
A summary of restructuring activity during the nine-month period ended September 28, 2008, is set forth below (in millions of dollars):

	Severance Benefits	Write-Down to Fair Value Less Costs to Sell of Certain Long- Lived Assets	Other Charges	Total
Restructuring reserve at December 31, 2007	$16.7	$–	$.6	$17.3
Reserves established in 2008	29.0	3.7	1.2	33.9
Utilization of reserves:
Cash	(15.0)	–	(.4)	(15.4)
Non-cash	–	(3.7)	–	(3.7)
Foreign currency translation	(1.0)	–	–	(1.0)
Restructuring reserve at September 28, 2008	$29.7	$–	$1.4	$31.1

The Corporation’s restructuring actions that were initiated prior to 2008 are more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the three months ended September 28, 2008, the Corporation recorded a restructuring charge of $15.6 million, reflecting actions to reduce its selling, general, and administrative expenses and manufacturing cost base. The principal components of this restructuring charge related to the elimination of selling, general, and administrative positions as well as direct and indirect manufacturing positions. As a result, a severance benefits accrual of $14.4 million was included in the restructuring charge, of which $11.3 million related to the Power Tools and Accessories segment and $3.1 million related to the Hardware and Home Improvement segment. In total, this restructuring action will result in the elimination of approximately 350 positions; however, the Corporation will increase headcount in other locations by approximately 150 positions. The actions to reduce the Corporation’s manufacturing cost base in its Hardware and Home Improvement segment include the transfer of production from a facility in Mexico to a facility in China. The restructuring charge also reflected $1.2 million related to the early termination of a lease agreement by the Power Tools and Accessories segment necessitated by restructuring actions.

During the three months ended March 30, 2008, the Corporation recorded a restructuring charge of $18.3 million, reflecting actions to reduce its selling, general, and administrative expenses and manufacturing cost base. The principal components of this restructuring charge related to the elimination of selling, general, and administrative positions as well as direct and indirect manufacturing positions. As a result, a severance benefits accrual of $14.6 million was included in the restructuring charge, of which $10.9 million related to the Power Tools and Accessories segment, $3.0 million related to the Fastening and Assembly Systems segment, and $.7 million related to the Hardware and Home Improvement segment. The severance benefits accrual relates to the elimination of approximately 700 positions, including approximately 450 manufacturing-related positions. The restructuring charge also included a $3.7 million write-down to fair value of certain long-lived assets for the Power Tools and Accessories segment ($3.0 million) and Hardware and Home Improvement segment ($.7 million), which were either held for sale or idled in preparation for disposal. As part of these restructuring actions, the Power Tools and Accessories segment closed its manufacturing facility in Decatur, Arkansas, and transferred production to another facility. As of September 28, 2008, the carrying value of long-lived assets held for sale was not significant.

Of the remaining $31.1million restructuring accrual at September 28, 2008, $25.5 million relates to the Power Tools and Accessories segment, $4.2 million relates to the Hardware and Home Improvement segment and $1.4 million relates to the Fastening and Assembly Systems segment. The Corporation anticipates that the remaining actions contemplated under that $31.1 million accrual will be completed during 2008 and 2009.

Note 14: Litigation and Contingent Liabilities
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

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2009. The estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $48.7 million to approximately $100 million, with no amount within that range representing a more likely outcome. At September 28, 2008, the Corporation maintains a reserve for this environmental remediation matter of $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report in 2009. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at September 28, 2008.

As of September 28, 2008, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $105.0 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of September 28, 2008, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 8 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 15%, and 12%, respectively, of the Corporation’s sales for the nine-month period ended September 28, 2008.

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

An overview of certain aspects of the Corporation’s performance during the three- and nine-month periods ended September 28, 2008, follows:

•
Total consolidated sales for the three- and nine-month periods ended September 28, 2008, decreased by 4%, from the corresponding 2007 periods to $1.6 billion and $4.7 billion, respectively. Those reductions were the result of a 6% and 7% decline in unit volume for the three- and nine-month periods ended September 28, 2008, respectively, and a 1% unfavorable impact from pricing actions. Those decreases were partially offset by a 3% and 4% favorable impact from foreign currency attributable to the effects of a weaker U.S. dollar for the three- and nine-month periods ended September 28, 2008, respectively. Those unit volume declines were primarily driven by lower sales in the United States and Western Europe. The Corporation expects that continued weakness in key sectors of the U.S. economy, including lower residential housing starts, together with slowing conditions in Western Europe and the global effects of the recent economic upheaval, will contribute to a high-single-digit rate of sales decline, excluding the effects of foreign currency translation, in 2008, as compared to 2007.

•
Operating income as a percentage of sales for the three- and nine-month periods ended September 28, 2008, decreased by approximately 250 basis points and 290 basis points, respectively, from the corresponding periods in 2007. Of the 250 basis point decline for the three-month period ended September 28, 2008, a reduction in gross margin contributed approximately 160 basis points and the $15.6 million pre-tax restructuring charge contributed approximately 100 basis points, partially offset by approximately 10 basis points of improvement associated with a decrease in selling, general, and administrative expenses. Of the 290 basis point decline for the nine-month period ended September 28, 2008, approximately 150 basis points was attributable to a reduction in gross margin, approximately 70 basis points was attributable to an increase in selling, general, and administrative expenses, and approximately 70 basis points was attributable to a $33.9 million pre-tax restructuring charge. Gross margin as a percentage of sales declined in the three and nine months ended September 28, 2008, as compared to the corresponding periods in 2007, as a result of the negative effects of rising commodity/component costs (together with the change in China’s value added tax and appreciation of the Chinese renminbi that, in the aggregate, increased cost of goods sold by approximately $30 million and $120 million for the three- and nine-month periods, respectively), negative effects of pricing actions, de-leveraging of fixed costs, and unfavorable mix. Those negative effects on gross margin were partially offset by the favorable effects of productivity and restructuring initiatives, lower customer consideration and promotional spending, and foreign currency transaction gains. Selling, general, and administrative expenses as a percentage of sales decreased in the three-month period ended September 28, 2008, as compared to the corresponding 2007 period, due principally to the  favorable effects of cost control and restructuring initiatives. Selling, general, and administrative expenses as a percentage of sales increased in the nine-month period ended September 28, 2008, as compared to the corresponding 2007 period, due principally to the de-leveraging of expenses over a lower sales base in the United States and Europe that more than offset the favorable effects of cost control and restructuring initiatives.

•
The Corporation expects that operating income as a percentage of sales for 2008 will be unfavorably impacted by the effects of rising commodity/component costs (together with the change in China’s value added tax and appreciation of the Chinese renminbi) which, in the aggregate, are expected to approximate $145 million of incremental inflation, and an increase in selling, general, and administrative expenses as a percentage of sales associated with the de-leveraging of expenses over a lower sales base. However, the Corporation believes that those unfavorable effects will be partially offset by the favorable impacts of productivity and restructuring initiatives.

•
Interest expense (net of interest income) decreased by $6.5 million and $16.7 million for the three- and nine-month periods ended September 28, 2008, from the corresponding 2007 periods principally as a result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities. The recent global credit crisis has caused a significant increase in interest rates since mid-September 2008 and the Corporation expects that the effect of higher interest rates will continue throughout the remainder of 2008.

•
The Corporation’s effective tax rates of 21.6% and 21.9% for the three-and nine-month periods ended September 28, 2008, respectively, were less than the 27.2% and 27.7% effective tax rates recognized in the corresponding periods of 2007, primarily due to the following factors: (i) favorability associated with finalization of closing agreements, in the third quarter of 2008, of the settlement of income tax litigation between the Corporation and the U.S. government agreed in late 2007 and more fully described in Note 11 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007; and (ii) the favorable settlement of certain tax audits in 2008. In addition, the tax benefit of $9.1 million recognized on the $33.9 million pre-tax restructuring charge during the nine months ended September 28, 2008, contributed to a lower effective income tax rate in that period, as compared to the corresponding period in 2007.

•
Net earnings were $85.8 million, or $1.42 per share on a diluted basis, for the three-month period ended September 28, 2008, as compared to net earnings of $104.6 million, or $1.59 per share on a diluted basis, for the corresponding period in 2007. For the nine months ended September 28, 2008, net earnings were $249.9 million, or $4.09 per share on a diluted basis, as compared to $330.7 million, or $4.95 per share on a diluted basis, for the corresponding period in 2007.

•
Under an ongoing share repurchase program, the Corporation repurchased approximately 3.1 million shares of its common stock during the first nine months of 2008 at a cost of $201.1 million. As a result of the Corporation’s share repurchase program, shares used in computing diluted earnings per share for both the three- and nine-month periods ended September 28, 2008, declined by 8%, as compared to the corresponding 2007 periods.

The preceding information is an overview of certain information for the three- and nine-month periods ended September 28, 2008, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

Sales
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 28, 2008 and September 30, 2007:

Analysis of Changes in Sales
	Three Months Ended				Nine Months Ended
(Dollars in Millions)	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
Total sales	$1,570.8		$1,633.6		$4,708.3		$4,910.7
Unit volume	(6	) %	(1	) %	(7	) %	(1	) %
Price	(1	) %	—%		(1	) %	1%
Currency	3%		2%		4%		2%
Change in total sales	(4	) %	1%		(4	) %	2%

Total consolidated sales for the three- and nine-month periods ended September 28, 2008, decreased by 4% from the corresponding 2007 levels. Unit volume declined 6% and 7% for the three- and nine-month periods ended September 28, 2008, respectively. Those unit volume declines were primarily driven by lower sales in the United States, due to general economic conditions in the U.S., including lower housing starts, and in Western Europe due to weakening economic conditions. Pricing actions had a 1% unfavorable impact on sales for both the three- and nine-month periods ended September 28, 2008, respectively. The effects of a weaker U.S. dollar, as compared to most other currencies, particularly the euro, Canadian dollar, Brazilian real, and Japanese yen, resulted in a 3% and 4% increase in consolidated sales over the prior year’s levels for the three- and nine-month periods ended September 28, 2008, respectively.

Earnings
A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, restructuring and exit costs, and operating income—all expressed as a percentage of sales follows:

	Three Months Ended		Nine Months Ended
(Percentage of sales)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Gross margin	32.4%	34.0%	33.2%	34.7%
Selling, general, and administra- tive expenses	23.8%	23.9%	24.8%	24.1%
Restructuring and exit costs	1.0%	—%	.7%	—%
Operating income	7.6%	10.1%	7.7%	10.6%

The Corporation reported consolidated operating income of $119.9 million, or 7.6% of sales, for the three months ended September 28, 2008, as compared to operating income of $164.5 million, or 10.1% of sales, for the corresponding period in 2007. Operating income for the nine months ended September 28, 2008, was $362.2 million, or 7.7% of sales, as compared to operating income of $520.7 million, or 10.6% of sales, for the corresponding period in 2007.

Consolidated gross margin as a percentage of sales declined by 160 basis points and 150 basis points from the 2007 levels to 32.4% and 33.2% for the three- and nine-month periods ended September 28, 2008, respectively. That decrease in gross margin was driven by the negative effects of rising commodity/component costs – together with the change in China’s value added tax and appreciation of the Chinese renminbi – which, in the aggregate, increased cost of goods sold over the prior year’s levels by approximately $30 million and $120 million for the three and nine months ended September 28, 2008, respectively. In addition, the comparison of gross margin as a percentage of sales for the three and nine months ended September 28, 2008, to the 2007 levels was unfavorably impacted by the negative effects of pricing actions, de-leveraging of fixed costs, and unfavorable mix. Those negative factors were partially offset by the favorable effects of productivity and restructuring initiatives, lower customer consideration and promotional spending, and foreign currency transaction gains.

Consolidated selling, general, and administrative expenses as a percentage of sales decreased by 10 basis points from the 2007 level to 23.8% for the three months ended September 28, 2008, and increased by 70 basis points over the 2007 level to 24.8% for the nine months ended September 28, 2008.  Selling, general, and administrative expenses declined by $18.0 million and $16.2 million from the prior year’s levels to $373.4 million and $1,167.5 million for the three- and nine-month periods ended September 28, 2008, respectively, as the favorable effects of cost control and restructuring initiatives, coupled with the effect of lower sales on certain volume-sensitive expenses, such as transportation and distribution, offset the unfavorable effects of foreign currency translation.

During the three and nine months ended September 28, 2008, the Corporation recognized restructuring and exit costs of $15.6 million and $33.9 million, respectively, related to actions in its Power Tools and Accessories and Hardware and Home Improvement segments and, for the nine-month period, Fastening and Assembly Systems segment. As more fully described in Note 13 of Notes to Consolidated Financial Statements, these restructuring charges primarily reflect actions to reduce the Corporation’s selling, general, and administrative expenses and to improve its manufacturing cost base.

Consolidated net interest expense (interest expense less interest income) for the three months ended September 28, 2008, and September 30, 2007, was $13.4 million and $19.9 million, respectively. Net interest expense for the nine months ended September 28, 2008, and September 30, 2007, was $44.7 million and $61.4 million, respectively. The decrease in net interest expense, as compared to the prior year's levels, for both the three- and nine-month periods ended September 28, 2008, was principally the result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

Other (income) expense was $(3.0) million and $.9 million for the three months ended September 28, 2008, and September 30, 2007, respectively. Other (income) expense for the nine months ended September 28, 2008, and September 30, 2007, was $(2.6) million and $2.2 million, respectively. Other (income) expense for the three- and nine-month periods ended September 28, 2008, benefited from a gain on the sale of a non-operating asset.

Consolidated income tax expense of $23.7 million and $70.2 million was recognized on the Corporation’s earnings before income taxes of $109.5 million and $320.1 million for the three- and nine-month periods ended September 28, 2008, respectively. The Corporation’s effective tax rate was 21.6% and 21.9% for the three and nine months ended September 28, 2008, respectively. The decline in those effective tax rates from the 27.2% and 27.7% effective tax rates recognized for the three and nine months ended September 30, 2007, respectively, was primarily due to the following factors: (i) favorability associated with finalization of closing agreements, in the third quarter of 2008, of the settlement of income tax litigation between the Corporation and the U.S. government agreed in late 2007 and more fully described in Note 11 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007; and (ii) the favorable settlement of certain tax audits in 2008. In addition, the tax benefit of $9.1 million recognized on the $33.9 million pre-tax restructuring charge during the nine months ended September 28, 2008, contributed to a lower effective income tax rate in that period, as compared to the corresponding period in 2007.

The Corporation reported net earnings of $85.8 million, or $1.42 per share on a diluted basis, for the three-month period ended September 28, 2008, as compared to net earnings of $104.6 million, or $1.59 per share on a diluted basis, for the corresponding period in 2007. The Corporation reported net earnings of $249.9 million, or $4.09 per share on a diluted basis, for the nine-month period ended September 28, 2008, as compared to net earnings of $330.7 million, or $4.95 per share on a diluted basis, for the corresponding period in 2007. Net earnings for the three- and nine-month periods ended September 28, 2008, included the effects of an after-tax restructuring charge of $12.6 million ($15.6 million before taxes) and $24.8 million ($33.9 million before taxes), respectively. In addition to the matters previously noted, diluted earnings per share for the three- and nine-month periods ended September 28, 2008, benefited from lower weighted average shares outstanding. Shares used in computing diluted earnings per share for the three- and nine-month periods, ended September 28, 2008, declined by approximately 8%, as compared to the corresponding 2007 periods, as a result of the Corporation’s share repurchase program.

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

Power Tools and Accessories
Segment sales and segment profit for the Power Tools and Accessories segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Sales to unaffiliated customers	$1,115.9	$1,189.9	$3,324.1	$3,641.2
Segment profit	84.1	122.7	262.4	427.7

Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2008 decreased by 6% from the corresponding period in 2007.

During the third quarter of 2008, sales in North America decreased at a high-single-digit rate from the prior year’s level primarily as a result of continued weak demand in the United States as a result of depressed housing and decelerating commercial construction. Sales for the industrial power tools and accessories business in the United States decreased at a high-single-digit rate as a result of lower demand across all channels and most key product categories, but that decline was mitigated by sales associated with listing gains at a major retailer.  Sales for the consumer power tools and accessories business in the United States decreased at a double-digit rate from the 2007 level as a result of declines caused by lost listings in the pressure-washer category, weak demand, and the effects of a transition from the Firestorm® to the Porter-Cable® brand of power tools and accessories at a large customer. The negative effects of the Firestorm transition were partially offset by initial shipments of the Porter-Cable line in the third quarter of 2008. In Canada, sales increased at a double-digit rate in both the industrial and consumer power tools and accessories businesses, driven by promotional activity.

Sales in Europe decreased at a double-digit rate during the third quarter of 2008 from the prior year’s level primarily as a result of deteriorating economic conditions in Western Europe, which were only partially offset by continued growth in the Middle East and Eastern Europe. The weakness experienced in Western Europe was across virtually all countries but was particularly acute in the United Kingdom and Iberia. During the third quarter of 2008, sales decreased at a double-digit rate in both the industrial and consumer power tools and accessories businesses in Europe.

Sales in other geographic areas increased at a double-digit rate during the third quarter of 2008 over the prior year’s level. That increase primarily resulted from a double-digit rate of increase in Latin America. Sales in the Asia/Pacific region approximated the prior year's level as sales growth in Asia was offset by weaknesses in Australia and New Zealand.

Segment profit as a percentage of sales for the Power Tools and Accessories segment declined from 10.3% for the third quarter of 2007 to 7.5% for the third quarter of 2008. Gross margin as a percentage of sales for the 2008 period decreased from the corresponding period in 2007 due to the unfavorable effects of commodity/component cost inflation (together with the change in China’s value added tax and appreciation of the Chinese renminbi), pricing actions, mix, and fixed cost leverage. Selling, general, and administrative expenses as a percentage of sales were lower for the 2008 period, as compared to the corresponding period in 2007, principally due to the effects of cost reduction initiatives, including restructuring actions.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended September 28, 2008, decreased by 9% from the corresponding period in 2007.

During the nine months ended September 28, 2008, sales in North America decreased at a double-digit rate from the level experienced in the corresponding period in 2007. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a double-digit rate, with declines experienced across all key product categories and channels. Sales of the consumer power tools and accessories business in the United States decreased by approximately 24% from the 2007 level. Over half of that decline was caused by lost listings in the pressure-washer category and the effects of a transition from the Firestorm to the Porter-Cable brand of power tools and accessories at a large customer. In Canada, sales increased at a mid-single-digit rate primarily as a result of higher sales of the industrial power tools and accessories business due, in part, to promotional activities and listing gains.

Sales in Europe decreased at a high-single-digit rate during the nine months ended September 28, 2008, from the level experienced in the corresponding 2007 period as a result of lower sales in Western Europe, which were only partially offset by higher sales in Eastern Europe and the Middle East. Sales of both the Corporation’s industrial and consumer power tools and accessories businesses in Europe decreased at a high-single-digit rate.

Sales in other geographic areas increased at a double-digit rate during the nine months ended September 28, 2008, over the level experienced in the corresponding period in 2007. That increase resulted from a double-digit rate of increase in Latin America and a low-single-digit rate of increase in the Asia/Pacific region.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 7.9% for the nine-month period ended September 28, 2008, as compared to 11.7% for the corresponding period in 2007. Gross margin as a percentage of sales for the 2008 period decreased from the corresponding period in 2007 as the unfavorable effects of commodity/component cost inflation (together with the change in China’s value added tax and appreciation of the Chinese renminbi), pricing actions, fixed cost leverage, unfavorable mix and higher provisions for warranty were only partially offset by the favorable effects of productivity initiatives and foreign currency transaction gains. Selling, general, and administrative expenses as a percentage of sales was higher for the 2008 period, as compared to the corresponding period in 2007, due to de-leveraging of those expenses over lower sales volumes.

Hardware and Home Improvement
Segment sales and segment profit for the Hardware and Home Improvement segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Sales to unaffiliated customers	$232.4	$267.9	$686.1	$770.8
Segment profit	26.4	33.1	64.8	92.0

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 13% during the three-month period ended September 28, 2008, from the corresponding period in 2007. Sales of security hardware products decreased at a double-digit rate during the third quarter of 2008, from the corresponding period in 2007, due to lower U.S. sales in the new construction channel in 2008 as well as to the effect of sales associated with the introduction of the SmartSeries product line in 2007. Sales of plumbing products during the three-month period ended September 28, 2008, approximated the prior year’s level as sales in the new construction channel declined at a double-digit rate but that decline was substantially offset by a slight increase in sales in the larger retail channel, as retailers increased inventories, in part, to support recent listings of the segment’s plumbing products.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 12.3% for the three months ended September 30, 2007, to 11.3% for the three months ended September 28, 2008. That decrease was primarily attributable to an increase in selling, general, and administrative expenses as a percentage of sales, principally due to the de-leveraging of those expenses over lower sales. Gross margin as a percentage of sales increased during the three-month period ended September 28, 2008, as compared to the corresponding period in 2007, as the favorable effects of restructuring and productivity initiatives, together with pricing actions, more than offset the unfavorable effects of commodity inflation and cost absorption.

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 11% during the nine-month period ended September 28, 2008, from the corresponding period in 2007. Sales of security hardware products decreased at a double-digit rate during the first nine months of 2008, from the corresponding period in 2007, due to lower U.S. sales in both the new construction and retail channels. Sales of plumbing products decreased at a mid-single-digit rate during the nine-month period ended September 28, 2008, as compared to the corresponding period in 2007, due to lower U.S. sales in both the new construction and retail channels.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 11.9% for the nine months ended September 30, 2007, to 9.4% for the nine months ended September 28, 2008. That decrease was primarily attributable to an increase in selling, general, and administrative expenses as a percentage of sales, principally due to the de-leveraging of those expenses over lower sales. Gross margin as a percentage of sales decreased slightly during the nine-month period ended September 28, 2008, as compared to the corresponding period in 2007, due to the unfavorable effects of commodity inflation and cost absorption, which were partially offset by the favorable effects of restructuring and productivity initiatives.

Fastening and Assembly Systems
Segment sales and segment profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 8 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Sales to unaffiliated customers	$173.0	$176.6	$542.9	$538.2
Segment profit	26.8	27.6	85.1	85.1

Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased by 2% for the three-month period ended September 28, 2008, and increased by 1% for the nine-month period ended September 28, 2008, as compared to the corresponding periods in 2007. Sales of the North American automotive business decreased at a double-digit rate during both the third quarter and the first nine months of 2008 from the corresponding periods in 2007, reflecting the weakness in the U.S. automotive sector. Sales of the North American industrial business decreased at a low-single-digit rate during the third quarter of 2008 and increased at a low-single-digit rate during the first nine months of 2008, as compared to the corresponding periods in 2007. Sales in Europe during the third quarter of 2008 approximated the prior year’s level as a low-single-digit rate of growth in the automotive business was offset by a low-single-digit rate of decline in the industrial business. Sales in Europe during the nine months ended September 28, 2008, increased at a mid-single-digit rate over the prior year’s level as a mid-single-digit rate of growth in the automotive business was tempered by sales in the industrial business that approximated the 2007 level. Sales in Asia during both the third quarter and the first nine months of 2008 increased at double-digit rates over the corresponding periods in 2007.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.6% in the third quarter of 2007 to 15.5% in the third quarter of 2008 as the effects of the de-leveraging of selling, general and administrative expenses over lower sales volumes more than offset a modest increase in gross margin as a percentage of sales. Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.8% in the first nine months of 2007 to 15.7% in the corresponding 2008 period as the unfavorable effect of a modest decrease in gross margin was partially offset by the favorable effect of the leverage of selling, general, and administrative expenses over higher sales volumes.

As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Fastening and Assembly Systems segment acquired Spiralock, a provider of engineered threaded fastening solutions, on September 9, 2008. That acquisition did not have a material effect on segment sales or segment profit for the three- and nine-month periods ended September 28, 2008. Sales of Spiralock for the year ended December 31, 2007, were approximately $15 million.

Other Segment-Related Matters
As indicated in the first table of Note 8 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments, and Eliminations was $(10.3) million and $(44.4) million for the three- and nine-month periods ended September 28, 2008, respectively, as compared to $(18.8) million and $(78.5) million, respectively, for the corresponding periods in 2007. The decrease in Corporate expenses during the three months ended September 28, 2008, was primarily due to the effects of lower pension expense, lower expenses associated with intercompany eliminations, and lower legal and environmental expenses which were partially offset by (expense) income directly related to reportable business segments booked in consolidation as described below. On a year-to-date basis, the decrease in Corporate expenses was primarily due to the effects of lower pension expense, a foreign currency loss by a Corporate subsidiary in 2007 which did not recur in 2008, and lower legal and environmental expenses which were partially offset by (expense) income directly related to reportable business segments booked in consolidation as described below.

Expense recognized by the Corporation, on a consolidated basis, relating to its pension and other postretirement benefit plans decreased by $6.0 million and $17.8 million for the three- and nine-month periods ended September 28, 2008, respectively, as compared to the 2007 levels. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the final table included in Note 8 of Notes to Consolidated Financial Statements was $.9 million and $2.8 million for the three- and nine-month periods ended September 28, 2008, respectively, as compared to $5.0 million and $14.8 million, respectively, for the corresponding periods in 2007. Those decreases in the Corporate adjustment in 2008, as compared to the 2007 periods, resulted from the lower level of pension and other postretirement benefit expense (excluding the service costs allocated to the reportable business segments). As more fully described in Note 8 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. The Corporation anticipates that its pension and other postretirement benefit costs in 2008 will decrease by approximately $24 million from the 2007 level.

(Expenses) income directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments were $(.5) million and $(3.8) million for the three- and nine-month periods ended September 28, 2008, respectively, as compared to $4.6 million and $1.0 million, respectively, for the corresponding periods in 2007. The segment-related (expense) income excluded from segment profit in both the three- and nine-month periods ended September 28, 2008, and September 30, 2007, primarily related to the Power Tools and Accessories segment.

RESTRUCTURING ACTIVITY
The Corporation is committed to continuous productivity improvements and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Corporation’s restructuring activities are more fully discussed in both Item 7 under the caption “Restructuring and Integration Actions” and Item 8 in Note 18 of Notes to Consolidated Financial Statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 13 of Notes to Consolidated Financial Statements.

The Corporation realized restructuring benefits of approximately $7 million and $14 million during the three- and nine-month periods ended September 28, 2008, net of restructuring-related expenses. Of those restructuring savings, approximately 75% were realized through a reduction of selling, general, and administrative expenses, with the remainder benefiting gross margin.

The Corporation expects that pre-tax savings associated with the fourth quarter 2007 and 2008 restructuring actions will benefit its 2008 and 2009 results by approximately $20 million and $30 million, respectively, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings, approximately 75% will benefit selling, general, and administrative expenses and the remaining 25% will benefit cost of goods sold.

Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas, such as promotion or research and development, above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY
The following table provides information as of September 28, 2008, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	3 Mos. Ending Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value (Assets)/ Liabilities
LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars and other currencies) (a)	$220.6	$—	$—	$—	$—	$—	$220.6	$220.6
Average interest rate	4.33%						4.33%
Long-term debt
Variable rate (U.S. dollars)	$—	$—	$—	$125.0	$100.0	$—	$225.0	$225.0
Average interest rate				3.63%	3.64%		3.63%
Fixed rate (U.S. dollars)	$.1	$.1	$—	$400.0	$—	$750.0	$1,150.2	$1,061.0
Average interest rate	7.00%	7.00%		7.13%		5.61%	6.14%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$—	$—	$—	$150.0	$—	$275.0	$425.0	$(17.7)
Average pay rate (b)
Average receive rate				5.34%		4.78%	4.98%

(a)	Short-term borrowings of $220.6 million include $219.7 million and $.9 million that are denominated in U.S. dollars and other currencies, respectively.
(b)
The average pay rate for swaps in the notional principal amount of $175.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $150.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swaps is based upon 6-month forward LIBOR.

FINANCIAL CONDITION
Operating activities provided cash of $315.5 million for the nine months ended September 28, 2008, as compared to $484.8 million of cash provided in the corresponding period in 2007. The lower level of cash provided from operating activities in the first nine months of 2008, as compared to the 2007 period, reflected: (i) lower earnings, (ii) higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities and (iii) higher working capital requirements. The higher working capital requirements in the first nine months of 2008, as compared to the corresponding 2007 period, were primarily due to lower cash provided by accounts payable (associated with both production levels and timing), cash used rather than provided by other current liabilities (due, in part, to a tax payment in the 2008 period associated with the settlement of U.S. tax litigation), and higher cash used by an increase in trade receivables (associated with both days sales outstanding and timing of sales). Those items were partially offset by the favorable operating cash flow effect associated with inventories (due to the lower level of inventories in the 2008 period).

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding increased modestly at September 28, 2008, over the level at September 30, 2007. Average inventory turns at September 28, 2008, remained consistent with inventory turns at September 30, 2007.

Investing activities for the nine months ended September 28, 2008, used cash of $70.6 million, as compared to $119.8 million of cash used during the corresponding period in 2007. That decrease primarily resulted from a $58.0 million net increase in cash flows associated with certain hedging activities and a $16.2 million increase in proceeds from the disposal of assets principally related to the sale of a non-operating asset. Those favorable items were partially offset by the use of cash of $23.8 million associated with purchase of Spiralock. Capital expenditures increased $2.2 million during the first nine months of 2008, as compared to the 2007 period. The Corporation anticipates that its capital spending in 2008 will approximate $105 million.

Financing activities for the nine months ended September 28, 2008, used cash of $154.1 million, as compared to $381.3 million of cash used during the corresponding period in 2007. During the first nine months of 2008, the Corporation purchased 3,136,382 shares of its common stock at an aggregate cost of $202.3 million. During the corresponding period in 2007, the Corporation repurchased 5,475,803 shares of its common stock at an aggregate cost of $461.3 million. As of September 28, 2008, the Corporation had remaining authorization from its Board of Directors to repurchase an additional 3,777,145 shares of its common stock. During the nine months ended September 28, 2008, the Corporation entered into term loan agreements totaling $225.0 million which resulted in proceeds from long-term debt of $224.7 million (net of issuance costs of $.3 million). During the nine months ended September 30, 2007, the Corporation repaid $150.0 million associated with 6.55% notes due July 1, 2007. Cash provided on the issuance of common stock decreased $53.2 million for the nine months ended September 28, 2008, as compared to the corresponding 2007 period, due to a lower level of stock option exercises. Cash used in financing activities in the first nine months of 2008 was also affected by the Corporation’s quarterly dividend payments, which declined by $5.6 million, as compared to the corresponding 2007 period, due to the lower number of shares outstanding in the first nine months of 2008. The $108.7 million net decrease in short-term borrowings during the first nine months of 2008, as compared to the $250.3 million net increase in short-term borrowings in the comparable 2007 period, was the result of the previously described cash flow activity.

The variable-rate debt to total debt ratio, after taking interest rate hedges into account, was 55% and

44% at September 28, 2008 and December 31, 2007, respectively. Average debt maturity was 5.7 years at September 28, 2008, as compared to 6.2 years at December 31, 2007. Average long-term debt maturity was 6.6 years at September 28, 2008, as compared to 8.0 years at December 31, 2007.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1A of Part II of this report and in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 4. Controls and Procedures
(a) Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 28, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b) There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
As more fully described in the Annual Report on Form 10-K for the year ended December 31, 2007, and in Note 14, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption "Risk Factors" included in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007, as well as the risk factors noted below. These risk factors could materially affect our business, financial condition, or results of operations.

•
The global credit crisis may adversely impact the availability and cost of credit. The recent turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit, particularly through the commercial paper markets.  Although we believe commercial paper markets will remain available to us and the lenders participating in our revolving credit facility, which serves as a backstop to our commercial paper borrowings, will be able to provide financing in accordance with their contractual obligations, the current economic environment may adversely impact our ability to access funds on reasonable terms in a timely manner. Continued disruption in the credit markets also may negatively affect the ability of our customers and suppliers to conduct business on a normal basis.

•
We are exposed to counterparty risk in our hedging arrangements. From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis. The failure of one or more counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations.

•
We have pension plans that are exposed to adverse changes in the market values of equity securities, fixed income securities, and other investments. Our funded pension plans cover substantially all of our employees in the United States and Canada (if hired before 2007) and the United Kingdom (if hired before 2005). Our funding of pension obligations and our pension benefit costs are dependent on the assumptions used in calculating such amounts, as compared to the actual experience of the plan. A decrease in the market value of equity securities, fixed income securities, and other investments could result in an increase to those obligations and costs and could adversely affect our results of operations and our cash flow.

The risks described in the preceding paragraphs and in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risk or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans (c)
June 30, 2008 through July 27, 2008	151,977	$58.56	151,963	3,777,145
July 28, 2008 through August 24, 2008	—	—	—	3,777,145
August 25, 2008 through September 28, 2008	—	—	—	3,777,145
Total	151,977	$58.56	151,963	3,777,145

(a)	The periods represent the Corporation’s monthly fiscal calendar.

(b)	Includes 14 shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.

(c)
The maximum number of shares that may yet be purchased under the plans represent the remaining shares that are available pursuant to the Corporation’s publicly announced repurchase plans. The maximum number of shares that may yet be purchased under the plans noted above included 4,000,000 shares authorized by the Board of Directors on October 17, 2007, and 2,000,000 shares authorized by the Board of Directors on February 14, 2008. There is no expiration date or current intent to terminate the repurchase plans.

Item 6. Exhibits

Exhibit No.	Description

3	Bylaws of the Corporation, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2008, are incorporated herein by reference.

10.1
The Black & Decker Supplemental Retirement Savings Plan, as amended and restated, included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2008, is incorporated herein by reference.

10.2
The Black & Decker Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated, included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2008, is incorporated herein by reference.

10.3	The Black & Decker Executive Annual Incentive Plan, as amended and restated.

10.4	The Black & Decker Management Annual Incentive Plan, as amended and restated.

10.5	The Black & Decker Supplemental Pension Plan, as amended and restated.

10.6	The Black & Decker Supplemental Executive Retirement Plan, as amended and restated.

10.7	The Black & Decker Executive Salary Continuance Plan, as amended and restated.

10.8	Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and Stephen F. Reeves.

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other items were not applicable

THE BLACK & DECKER CORPORATION

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACK & DECKER CORPORATION

By	/s/ STEPHEN F. REEVES
Stephen F. Reeves
Senior Vice President and Chief
Financial Officer

Principal Accounting Officer

By	/s/ CHRISTINA M. MCMULLEN
Christina M. McMullen
Vice President and Controller

Date:  November 6, 2008