Form 10-K
period 2008-12-31
BLACK & DECKER CORP
filed 2009-02-17
CIK 12355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2008	1-1553

THE BLACK & DECKER CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0248090
(State of Incorporation)	(I.R.S. Employer Identification Number)

Towson, Maryland	21286
(Address of principal executive offices)	(Zip Code)

(410) 716-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2008, was $3.26 billion.

The number of shares of Common Stock outstanding as of January 23, 2009, was 60,133,963.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

Power tools and equipment include drills, screwdrivers, impact wrenches and drivers, hammers, wet/dry vacuums, lights, radio/chargers, saws, grinders, band saws, drill presses, shapers, polishers, plate joiners, jointers, lathes, dust management systems, routers, planers, sanders, benchtop and stationary machinery, air tools, building instruments, air compressors, generators, laser products, and WORKMATE® project centers and related products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, pruners, shears, shrubbers, blower/vacuums, power sprayers,  chain saws, pressure washers, and related accessories. Consumer portable power products include inverters, jump-starters, vehicle battery chargers, rechargeable spotlights, and other related products. Home products include stick, canister and hand-held vacuums; flexible flashlights; and wet scrubbers. Power tool accessories include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, screwdriver bits and quick-change systems, bonded and other abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools, equipment, and lawn and garden products.

Power tools, lawn and garden products, portable power products, home products, and accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks, and trade names, including, without limitation, BLACK & DECKER; ORANGE AND BLACK COLOR SCHEME; POWERFUL SOLUTIONS; FIRESTORM; GELMAX COMFORT GRIP; MOUSE; BULLSEYE; PIVOT DRIVER; STORMSTATION; WORKMATE; BLACK & DECKER XT; VERSAPAK; VPX; SMART SELECT; AUTO

SELECT; SMARTDRIVER; CYCLONE; NAVIGATOR; DRAGSTER; SANDSTORM; PROJECTMATE; PIVOTPLUS; QUICK CLAMP; SIGHT LINE; CROSSFIRE; CROSSHAIR; 360°; QUATTRO; DECORMATE; LASERCROSS; AUTO-WRENCH; AUTO-TAPE; AIRSTATION; SHOPMASTER BY DELTA; DEWALT; YELLOW AND BLACK COLOR SCHEME; GUARANTEED TOUGH; XRP; NANO; EHP; SITELOCK; PORTER-CABLE; TRADESMAN; GRAY AND BLACK COLOR SCHEME; PORTA-BAND; POWERBACK; MOLLY; JOB BOSS; DELTA; THE DELTA TRIANGLE LOGO; UNISAW; OMNIJIG; TIGER SAW; TIGER CLAW; CONTRACTOR’S SAW; UNIFENCE; T-SQUARE; MAG SAW; ENDURATECH; BIESEMEYER; BLACK AND WHITE COLOR SCHEME; DAPC; EMGLO; AFS AUTOMATIC FEED SPOOL; GROOM ‘N’ EDGE; HEDGE HOG; GRASS HOG; EDGE HOG; LEAF HOG; LAWN HOG; STRIMMER; REFLEX; VAC ‘N’ MULCH; EXCELL; ALLIGATOR; TRIM ‘N’ EDGE; HDL; TOUGH TRUCK; FLEX TUBE; VECTOR; ELECTROMATE; SIMPLE START; DUSTBUSTER; SNAKELIGHT; SCUMBUSTER; STEAMBUSTER; CYCLOPRO; SWEEP & COLLECT; PIVOT VAC; CLICK & GO; B&D; BULLET; QUANTUM PRO; PIRANHA; SCORPION; QUICK CONNECT; PILOT POINT; RAPID LOAD; ROCK CARBIDE; TOUGH CASE; MAX LIFE; RAZOR; OLDHAM; DEWALT SERVICENET; DROP BOX EXPRESS; and GUARANTEED REPAIR COST (GRC).

The composition of the Corporation’s sales by product groups for 2008, 2007, and 2006 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2008, 2007, or 2006.

The Corporation’s product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, lawn and garden products, consumer portable power products, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to two of the segment’s customers, The Home Depot and Lowe’s Companies, Inc., accounted for greater than 10% of the Corporation’s consolidated sales for 2008, 2007, and 2006. For additional information regarding sales to The Home Depot and Lowe’s Companies, Inc., see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

The Corporation’s product service program supports its power tools and lawn and garden products. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2008, there were approximately 120 such service centers, of which roughly three-quarters were located in the United States. The remainder was located around the world, primarily in Canada and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, lawn and garden products, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers and various independent distributors.

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

The Corporation has certain long-term commitments for the purchase of various finished goods, component parts, and raw materials. Since the onset of the global economic crisis in 2008, certain of the

Corporation’s suppliers have experienced financial difficulties and the Corporation believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Corporation in order to fulfill their obligations. However, alternate sources of supply at competitive prices are available for most items for which long-term commitments exist. Because the Corporation is a leading producer of power tools and accessories, in a limited number of instances, the magnitude of the Corporation’s purchases of certain items is of such significance that a change in the Corporation’s established supply relationship may cause disruption in the marketplace and/or a temporary price imbalance. While the Corporation believes that the termination of any of these commitments would not have a material adverse effect on the operating results of the Power Tools and Accessories segment over the long term, the termination of a limited number of these commitments would have an adverse effect over the short term. In this regard, the Corporation defines long term as a period of time in excess of 12 months and short term as a period of time under 12 months.

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

HARDWARE AND HOME IMPROVEMENT

The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware products (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). It also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. Security hardware products consist of residential and light commercial door locksets, electronic keyless entry systems, exit devices, keying systems, tubular and mortise door locksets, general hardware, decorative hardware, and lamps. General hardware includes door hinges, cabinet hinges, door stops, kick plates, and house numbers. Decorative hardware includes cabinet hardware, switchplates, door pulls, and push plates. Plumbing products consist of a variety of conventional and decorative lavatory, kitchen, and tub and shower faucets, bath and kitchen accessories, and replacement parts.

Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET SECURITY; KWIKSET MAXIMUM SECURITY; KWIKSET ULTRAMAX; KWIKSET SIGNATURE SERIES; KWIKSET; BEAUTY OF STRENGTH; BLACK & DECKER; TYLO; POLO; AVALON; ASHFIELD; ARLINGTON; SMARTSCAN; SMARTKEY; SMARTCODE; POWERBOLT; ABBEY; AMHERST; KWIK INSTALL; GEO; SAFELOCK BY BLACK & DECKER; LIDO; PEMBROKE; TUSTIN; VALIANT; BALBOA; SMARTKEY CONTROL; BALDWIN;  THE ESTATE  COLLECTION; THE IMAGES COLLECTION; ARCHETYPES; BEDFORD; BEL AIR; BROOKLANE; COMMONWEALTH; SONOMA; WELLINGTON; CHELSEA; SHERIDAN; DELTA; CIRCA; LAUREL; HANCOCK; HAWTHORNE; GIBSON; FARMINGTON; CAMERON; LIFETIME FINISH; ROMAN; REGAL; COPA; CORTEZ; DAKOTA; DORIAN; SHELBURNE; LOGAN; SPRINGFIELD; HAMILTON; BLAKELY; MANCHESTER; CANTERBURY; MADISON; STONEGATE; EDINBURGH; KENSINGTON; BRISTOL; TREMONT; PEYTON; PASADENA; RICHLAND; WEISER; WEISER LOCK; COLLECTIONS BY WEISER LOCK; WELCOME HOME SERIES; ELEMENTS SERIES; BASICS BY WEISER LOCK; BRILLIANCE LIFETIME ANTI-TARNISH FINISH; POWERBOLT; POWERBOLT KEYLESS ACCESS SYSTEM; WEISERBOLT; ENTRYSETS; BEVERLY; FAIRFAX; CORSAIR; DANE; GALIANO; KIM COLUMBIA; FASHION and HERITAGE. Plumbing products are marketed under a variety of trademarks and trade names, including, without limitation, PRICE PFISTER; PFIRST SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; AMHERST; AVALON; ASHFIELD; BEDFORD; BIXBY; BRISTOL; BROOKWOOD; CARMEL; CATALINA; CLAIRMONT; CONTEMPRA; FALSETTO; GENESIS; GEORGETOWN; HANOVER; HARBOR; KENZO; LANGSTON; MARIELLE; PASADENA; PARISA; PICARDY; PORTLAND; PORTOLA; REMBRANDT; SANTIAGO; SAVANNAH; SAXTON; SEDONA; SHELDON; SKYE; TREVISO; UNISON; VEGA; and VIRTUE.

The composition of the Corporation’s sales by product groups for 2008, 2007, and 2006 is included in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2008, 2007, or 2006.

The Corporation’s product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to two of the segment’s customers, The Home Depot and Lowe’s Companies, Inc., accounted for greater than 10% of the Corporation’s consolidated sales for 2008, 2007, and 2006. For additional information regarding sales to The Home Depot and Lowe’s Companies, Inc., see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

The principal materials used in the manufacturing of products in the Hardware and Home Improvement segment are zamak, brass, zinc, steel, and copper. The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. The Corporation has experienced no significant work stoppages to date as a result of shortages of materials.

The Corporation has certain long-term commitments for the purchase of various finished goods, component parts, and raw materials. Since the onset of the global economic crisis in 2008, certain of the Corporation’s suppliers have experienced financial difficulties and the Corporation believes it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from the Corporation in order to fulfill their obligations. However, alternate sources of supply at competitive prices are available for most items for which long-term commitments exist. Because the Corporation is a leading producer of residential security hardware and faucets, in a limited number of instances, the magnitude of the Corporation’s purchases of certain items is of such significance that a change in the Corporation’s established supply relationship may cause disruption in the marketplace and/or a temporary price imbalance. While the Corporation believes that the termination of any of these commitments would not have a material adverse effect on the operating results of the Hardware and Home Improvement segment over the long term, the termination of a limited number of these commitments would have an adverse effect over the short term. In this regard, the Corporation defines long term as a period of time in excess of 12 months and short term as a period of time under 12 months.

From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. Additional information with respect to the Corporation’s commodity hedge program, utilizing derivative financial instruments, is included in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

FASTENING AND ASSEMBLY SYSTEMS

The Corporation’s Fastening and Assembly Systems segment has worldwide responsibility for the development, manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners, and self-piercing riveting systems. The Fastening and Assembly Systems segment focuses on engineering solutions for end users’ fastening requirements. The fastening and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEKNOLOGIES; EMHART; AUTOSET; DODGE; DRIL-KWICK; F-SERIES; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; JACK NUT; KALEI; MASTERFIX; NPR; NUT-FAST; PARKER-KALON; PLASTIFAST; PLASTI-KWICK; POINT & SET; PRIMER FREE; POP; POP-LOK; POPMATIC; POPNUT; POPSET; POP-SERT; POWERLINK; PROSET; SMARTSET; SPIRALOCK; SWS; TUCKER; ULTRA-GRIP; ULTRASERT; WARREN; WELDFAST; and WELL-NUT.

The composition of the Corporation’s sales by product groups for 2008, 2007, and 2006 is included in Note 16 of Notes to Consolidated Financial Statements included in Item  8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2008, 2007, or 2006.

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

The raw materials used in the fastening and assembly systems business consist primarily of ferrous and nonferrous metals (in the form of wire, bar stock, and strip and sheet metals) and plastics. These materials are readily available from a number of suppliers.

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

OTHER INFORMATION

The Corporation’s product development program for the Power Tools and Accessories segment is coordinated from the Corporation’s headquarters in Towson, Maryland. Additionally, product development activities are performed at facilities within the United States in Hampstead, Maryland, and Jackson, Tennessee; and at facilities in Spennymoor, England; Brockville, Canada; Perugia, Italy; Suzhou, China; Buchlberg and Idstein, Germany; Mooroolbark, Australia; Uberaba, Brazil; and Reynosa, Mexico.

Product development activities for the Hardware and Home Improvement segment are performed at facilities within the United States in Lake Forest, California, and Reading, Pennsylvania; and at a facility in Xiamen, China.

Product development activities for the Fastening and Assembly Systems segment are performed at facilities within the United States in Danbury and Shelton, Connecticut; Montpelier, Indiana; Campbellsville, Kentucky; Chesterfield and Madison Heights, Michigan; and at facilities in Birmingham, England; Maastricht, Netherlands; Giessen, Germany; and Toyohashi, Japan.

Costs associated with development of new products and changes to existing products are charged to operations as incurred. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report for amounts of expenditures for product development activities.

As of December 31, 2008, the Corporation employed approximately 22,100 persons in its operations worldwide. Approximately 270 employees in the United States are covered by collective bargaining agreements. During 2008, one collective bargaining agreement in the United States was negotiated without material disruption to operations. Two agreements are scheduled for negotiation during 2009. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation’s operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption "Restructuring Actions" in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As a consequence, the Corporation may, from time to time, transfer production from one manufacturing facility to another, outsource certain production, close certain manufacturing facilities, or eliminate selling and administrative positions. Such production transfers, outsourcing, facility closures, and/or eliminations of positions may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation.

The Corporation’s operations are subject to foreign, federal, state, and local environmental laws and regulations. Many foreign, federal, state, and local governments also have enacted laws and regula-

tions that govern the labeling and packaging of products and limit the sale of products containing certain materials deemed to be environmentally sensitive. These laws and regulations not only limit the acceptable methods for the discharge of pollutants and the disposal of products and components that contain certain substances, but also require that products be designed in a manner to permit easy recycling or proper disposal of environmentally sensitive components such as nickel cadmium batteries. The Corporation seeks to comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material adverse effect upon the Corporation’s capital expenditures or financial position.

Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2008, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 23 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.

To minimize the Corporation’s potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation’s involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation’s estimate of the costs associated with environmental exposures is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2008, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $103.4 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2008, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

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

In May 2008, the Corporation submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The Corporation has also filed, as exhibits to this report, the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

(f)	Executive Officers and Other Senior Officers of the Corporation

The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

•	NOLAN D. ARCHIBALD – 65
Chairman, President, and
Chief Executive Officer,
January 1990 – present.

•	BRUCE W. BROOKS – 44
Group Vice President of the Corporation and
President – Consumer Products Group,
Power Tools and Accessories,
January 2009 – present;

Group Vice President of the Corporation and
President – Consumer Products Group
for North America,
Power Tools and Accessories,
September 2008 – January 2009;

Group Vice President of the Corporation and
President – Consumer Products Group,
Power Tools and Accessories,
March 2007 – September 2008;

Vice President of the Corporation and President –
Construction Tools, Industrial Products Group,
Power Tools and Accessories,
May 2005 – March 2007;

Vice President and General Manager –
Construction Tools, Industrial Products Group,
Power Tools and Accessories,
October 2004 – May 2005;

Vice President Marketing – DeWALT Professional
Products, Power Tools and Accessories Group,
July 2003 – October 2004.

•	JAMES T. CAUDILL – 41
Group Vice President of the Corporation and
President – Hardware and Home Improvement,
July 2006 – present;

Vice President of the Corporation and President –
Hardware and Home Improvement,
May 2005 – July 2006;

Vice President and General Manager –
Accessories, Industrial Products Group,
Power Tools and Accessories Group,
October 2004 – May 2005;

Vice President – Accessories,
DeWALT Professional Products,
Power Tools and Accessories Group,
November 2001 – October 2004.

•	CHARLES E. FENTON – 60
Senior Vice President and General Counsel,
December 1996 – present.

•	LES H. IRELAND – 44
Vice President of the Corporation and
President – North America,
Power Tools and Accessories,
January 2009 – present;

Vice President of the Corporation and
President – Commercial Operations –
Industrial Products Group,
Power Tools and Accessories,
April 2008 – January 2009;

Vice President of the Corporation and
President – Europe/Middle East/Africa,
Power Tools and Accessories,
January 2005 – April 2008;

Vice President of the Corporation and
Managing Director – Commercial Operations,
Europe, Black & Decker Consumer Group,
Power Tools and Accessories Group,
November 2001 – January 2005.

•	MICHAEL D. MANGAN – 52
Senior Vice President of the Corporation
and President – Worldwide Power Tools
and Accessories,
September 2008 – present;

Senior Vice President and Chief Financial Officer,
January 2000 – September 2008.

•	PAUL F. McBRIDE – 53
Senior Vice President – Human Resources
and Corporate Initiatives,
March 2004 – present;

Executive Vice President of the Corporation
and President – Power Tools and
Accessories Group,
April 1999 – March 2004.

•	CHRISTINA M. McMULLEN – 53
Vice President and Controller,
April 2000 – present.

•	ANTHONY V. MILANDO – 46
Vice President of the Corporation and
Vice President – Worldwide Power Tools
and Accessories Operations,
Power Tools and Accessories,
January 2009 – present;

Vice President of the Corporation and
Vice President – Industrial Products Group
Global Operations,
Power Tools and Accessories,
July 2008 – January 2009;

Vice President – Industrial Products Group
Global Operations,
Power Tools and Accessories,
November 2005 – July 2008;

Vice President – Global Sourcing,
Power Tools and Accessories,
March 2001 – November 2005.

•	AMY K. O’KEEFE – 38
Vice President of the Corporation and
Vice President – Worldwide Power Tools
and Accessories Finance,
September 2008 – present;

Vice President of Finance,
Hardware and Home Improvement Group,
August 2004 – September 2008;

Vice President of Finance,
Consumer Power Tools and Accessories Group,
November 2000 – August 2004.

•	JAIME A. RAMIREZ – 41
Vice President of the Corporation and President –
Latin America, Power Tools and Accessories,
September 2008 – present;

Vice President and General Manager –
Latin America, Power Tools and Accessories,
May 2007 – September 2008;

Vice President and General Manager –
Andean Region, Power Tools and Accessories,
July 2000 – May 2007.

•	JAMES R. RASKIN – 48
Vice President of the Corporation and
Vice President – Business Development,
July 2006 – present;

Vice President – Business Development,
May 2002 – July 2006.

•	STEPHEN F. REEVES – 49
Senior Vice President and Chief Financial Officer,
September 2008 – present;

Vice President of the Corporation and
Vice President – Global Finance,
Power Tools and Accessories,
March 2004 – September 2008;

Vice President of the Corporation and
Vice President – Finance, Power Tools
and Accessories Group,
April 2000 – March 2004.

•	MARK M. ROTHLEITNER – 50
Vice President – Investor Relations and Treasurer,
January 2000 – present.

•	JOHN W. SCHIECH – 50
Group Vice President of the Corporation and
President – Industrial Products Group,
Power Tools and Accessories,
January 2009 – present;

Group Vice President of the Corporation
and President – Industrial Products Group
for North America, Power Tools and Accessories,
September 2008 – January 2009;

Group Vice President of the Corporation
and President – Industrial Products Group,
Power Tools and Accessories,
March 2004 – September 2008;

Vice President of the Corporation and President –
DeWALT Professional Products, Power Tools
and Accessories Group,
January 2001 – March 2004.

•	NATALIE A. SHIELDS – 52
Vice President and Corporate Secretary,
April 2006 – present;

International Tax and Trade Counsel,
June 1993 – April 2006.

•	BEN S. SIHOTA – 50
Vice President of the Corporation and President –
Asia Pacific, Power Tools and Accessories,
February 2006 – present;

President – Asia, Power Tools and Accessories,
September 2000 – February 2006.

•	WILLIAM S. TAYLOR – 53
Vice President of the Corporation and
Vice President – Global Product Development
Industrial Products Group,
Power Tools and Accessories,
January 2009 – present;

Vice President of the Corporation and
Vice President – Industrial Products
Group Product Development,
Power Tools and Accessories,
July 2008 – January 2009;

Vice President – Industrial Products Group
Product Development,
Power Tools and Accessories,
April 2008 – July 2008;

Vice President/General Manager –
Industrial Accessories Business,
Power Tools and Accessories,
June 2005 – April 2008;

Vice President and General Manager –
Woodworking Tools, Power Tools and Accessories,
October 2004 – June 2005;

Vice President, Product Service Division,
Power Tools and Accessories,
January 2003 – October 2004.

•	MICHAEL A. TYLL – 52
Group Vice President of the Corporation and
President – Fastening and Assembly Systems,
April 2006 – present;

President – Automotive Division,
Fastening and Assembly Systems,
January 2001 – April 2006.

•	JOHN H. A. WYATT – 50
Vice President of the Corporation and
President – Europe, Middle East, and Africa
Power Tools and Accessories,
September 2008 – present;

Vice President – Consumer Products
(Europe, Middle East and Africa),
October 2006 – September 2008.

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

By their nature, all forward-looking statements involve risks and uncertainties, including without limitations the risks described under the caption "Risk Factors" that could materially harm the Corporation’s business, financial condition, and results of operations. You are cautioned not to place undue reliance on the Corporation’s forward-looking statements.

ITEM 1A. RISK FACTORS

Many of the factors that affect our business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially harm our business, financial condition, and results of operations.

•Our business depends on the strength of the economies in various parts of the world, particularly in the United States and Europe. We conduct business in various parts of the world, primarily in the United States and Europe and, to a lesser extent, in Mexico, Central America, the Caribbean, South America, Canada, Asia and Australia. As a result of this worldwide exposure, our net revenue and profitability could be harmed as a result of economic conditions in our major markets, including, but not limited to, recession, inflation and deflation, general weakness in retail, automotive and construction markets, and changes in consumer purchasing power.

•Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, and the inability to penetrate new channels of distribution could adversely affect our business. We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 30% of our consolidated sales in 2008. The loss of either of these large customers, a material negative change in our relationship with these large customers or other major customers, or changes in consumer preferences or loyalties could have an adverse effect on our business. Our major customers are volume purchasers, a few of which are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Changes in purchasing patterns by major customers could negatively impact manufacturing volumes and inventory levels. Further, our inability to continue to penetrate new channels of distribution may have a negative impact on our future results.

•The inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products. We purchase raw materials and component parts from suppliers to be used in the manufacturing of our products. In addition, we purchase certain finished goods from suppliers. Since the onset of the global economic crisis in 2008, certain of our suppliers have experienced financial difficulties and we believe it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from us in order to fulfill their obligations. In a limited number of circumstances, the magnitude of our purchases of certain items is of such significance that a change in our established supply relationships may cause disruption in the marketplace, a temporary price imbalance, or both. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. An increase in value-added taxes by various foreign jurisdictions, or a reduction in value-added tax rebates currently available to us or to our suppliers, could also increase the costs of our manufactured products as well as purchased products and components and could adversely affect our results of operations. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

•We face significant global competition. The markets in which we sell products are highly competitive on the basis of price, quality, and after-sale service. A number of competing domestic and foreign companies are strong, well-established manufacturers that compete globally with us. Some of our major customers sell their own "private label" brands that compete directly with our products. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions and promotional actions taken to drive demand that may not result in anticipated sales levels, could also negatively impact our business. Competition has been intense in recent years and is expected to continue. If we are unable to maintain a competitive advantage, loss of market share, revenue, or profitability may result.

•Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth. Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to us than that of the technology replaced.  That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect our results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in 2009 may not meet sales expectations due to various factors, such as our failure to accurately predict market demand, end-user preferences, and evolving industry standards, to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could be excessive if those expectations are not met.

•Price increases could impact the demand for our products from customers and end-users. We may periodically increase the prices of our products. An adverse reaction by our customers or end-users to price increases could negatively impact our anticipated sales, profitability, manufacturing volumes, and/or inventory levels.

•The inability to generate sufficient cash flows to support operations and other activities could prevent future growth and success. Our inability to generate sufficient cash flows to support capital expansion, business acquisition plans, share repurchases and general operating activities could negatively affect our operations and prevent our expansion into existing and new markets. Our ability to generate cash flows is dependent in part upon obtaining necessary financing at favorable interest rates. Interest rate fluctuations and other capital market conditions may prevent us from doing so.

•The global credit crisis may adversely impact the availability and cost of credit. The recent turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit, particularly through the commercial paper markets. On January 30, 2009, following our guidance for lower earnings in 2009, our current credit rating of BBB/A2 was placed on negative credit watch by Standard & Poor’s. On February 10, 2009, Moody's Investors Service placed our current Baa2/P2 ratings under review for possible downgrade, noting that the review would likely result in no more than a one notch rating change, leaving our senior unsecured ratings within the investment grade rating category.  On February 12, 2009, Fitch Ratings affirmed our current BBB/F2 ratings, but revised our outlook from "Stable" to "Negative".  If our current credit ratings were to be reduced, we may no longer be able to obtain short-term financing under our commercial paper program and may have to draw upon our backstop revolving credit facility or obtain other financing. Although we believe that the lenders participating in our revolving credit facility, which serves as a backstop to our commercial paper borrowings, will be able to provide financing in accordance with their contractual obligations, the current economic environment may adversely impact our ability to access funds on reasonable terms in a timely manner. Continued disruption in the credit markets also may negatively affect the ability of our customers and suppliers to conduct business on a normal basis. The deterioration of our future business performance, beyond our current expectations, could result in our non-compliance with debt covenants.

•Our success depends on our ability to improve productivity and streamline operations to control or reduce costs. We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. We have also undertaken restructuring actions as described in Note 18 of Notes to Consolidated Financial Statements and in "Management’s Discussion and Analysis of Financial Condition and Results of Operations". The ultimate savings realized from restructuring actions may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed. Our failure to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated would adversely affect our results of operations.

•The inability to realize new acquisition opportunities or to successfully integrate the operations of acquired businesses could negatively impact our prospect for future growth and profitability. We expend significant resources on identifying opportunities to acquire new lines of business and companies that could contribute to our success and expansion into existing and new markets. Our inability to successfully identify or realize acquisition opportunities, integrate the operations of acquired businesses, or realize the anticipated cost savings, synergies and other benefits related to the acquisition of those businesses could have a material adverse effect on our business, financial condition and future growth. Acquisitions may also have a material adverse effect on our operating results due to large write-offs, contingent liabilities, substantial depreciation, or other adverse tax or audit consequences.

•Failures of our infrastructure could have a material adverse effect on our business. We are heavily dependent on our infrastructure. Significant problems with our infrastructure, such as manufacturing failures, telephone or information technology (IT) system failure, computer viruses or other third-party tampering with IT systems, could halt or delay manufacturing and hinder our ability to ship in a timely manner or otherwise routinely conduct business. Any of these events could result in the loss of customers, a decrease in revenue, or the incurrence of significant costs to eliminate the problem or failure.

•Our products could be subject to product liability claims and litigation. We manufacture products that create exposure to product liability claims and litigation. If our products are not properly manufactured or designed, personal injuries or property damage could result, which could subject us to claims for damages. The costs associated with defending product liability claims and payment of damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

•Our products could be recalled. The Consumer Product Safety Commission or other applicable regulatory bodies may require the recall, repair or replacement of our products if those products are found not to be in compliance with applicable standards or regulations. A recall could increase costs and adversely impact our reputation.

•We may have additional tax liabilities. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on our income tax provision or net income may result in the period or periods from initial recognition in our reported financial results to the final closure of that tax audit or settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

•We are subject to current environmental and other laws and regulations. We are subject to environmental laws in each jurisdiction in which we conduct business. Some of our products incorporate substances that are regulated in some jurisdictions in which we conduct manufacturing operations. We could be subject to liability if we do not comply with these regulations. In addition, we are currently and may, in the future, be held responsible for remedial investigations and clean-up costs resulting from the discharge of hazardous substances into the environment, including sites that have never been owned or operated by us but at which we have been identified as a potentially responsible party under federal and state environmental laws and regulations. Changes in environmental and other laws and regulations in both domestic and foreign jurisdictions could adversely affect our operations due to increased costs of compliance and potential liability for non-compliance.

•If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings. Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. A deterioration in the future performance of certain of our businesses, beyond our current expectations, may result in the impairment of certain amounts of our goodwill and indefinite-lived intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, resulting in an impact on our results of operations.

•Changes in accounting may affect our reported earnings. For many aspects of our business, United States generally accepted accounting principles, including pronouncements, implementation guidelines, and interpretations, are highly complex and require subjective judgments. Changes in these accounting principles, including their interpretation and application, could significantly change our reported earnings, adding significant volatility to our reported results without a comparable underlying change in our cash flows. If the U.S. Securities and Exchange Commission were to mandate the adoption of International Financial Reporting Standards, significant changes to our reported earnings and balance sheet could result without a comparable underlying change in our cash flows.

•We are exposed to adverse changes in currency exchange rates, raw material commodity prices or interest rates, both in absolute terms and relative to competitors’ risk profiles. We have a number of manufacturing sites throughout the world and sell our products in more than 100 countries. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar and against the currencies of countries in which we have manufacturing facilities. We believe our most significant foreign currency exposures are the euro, pound sterling, and Chinese renminbi. A decrease in the value of the euro and pound sterling relative to the U.S. dollar could adversely affect our results of operations. An increase in the value of the Chinese renminbi relative to the U.S. dollar could adversely affect our results of operations. We utilize materials in the manufacturing of our products that include certain components and raw materials that are subject to commodity price volatility. We believe our most significant commodity-related exposures are to nickel, steel, resins, copper, aluminum, and zinc. An increase in the market prices of these items could adversely affect our results of operations. We have outstanding variable-rate and fixed-rate borrowings. To meet our cash requirements, we may incur additional borrowings in the future under our existing or future borrowing facilities. An increase in interest rates could adversely affect our results of operations.

•We are exposed to counterparty risk in our hedging arrangements. From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis. The failure of one or more counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations.

•We operate a global business that exposes us to additional risks. Our sales outside of the United States accounted for approximately 45% of our consolidated sales in 2008. We continue to expand into foreign markets. The future growth and profitability of our foreign operations are subject to a variety of risks and uncertainties, such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory risks inherent in conducting business internationally. Over the past several years, such factors have become increasingly important as a result of our higher percentage of manufacturing in China, Mexico, and the Czech Republic and purchases of products and components from foreign countries.

•We have pension plans that are exposed to adverse changes in the market values of equity securities, fixed income securities, and other investments. Our funded pension plans cover substantially all of our employees in the United States and Canada (if hired before 2007) and the United Kingdom (if hired before 2005). Our funding of pension obligations and our pension benefit costs are dependent on the assumptions used in calculating such amounts, as compared to the actual experience of the plans. A decrease in the market value of equity securities, fixed income securities, and other investments could result in an increase to those obligations and costs and could adversely affect our results of operations and our cash flow.

•Catastrophic events may disrupt our business. Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of our suppliers or customers, or result in political or economic instability. These events could reduce demand for our products and make it difficult or impossible for us to manufacture our products, deliver products to customers, or to receive products from suppliers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Corporation operates 43 manufacturing facilities around the world, including 29 located outside of the United States in 10 foreign countries. The major properties associated with each business segment are listed in "Narrative Description of the Business" in Item 1(c) of Part I of this report.

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

As more fully described in Item 7 of Part II of this report under the caption "Restructuring Actions", the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Corporation will continue to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and lower product costs and will take appropriate action as deemed necessary.

Management believes that its owned and leased facilities are suitable and adequate to meet the Corporation’s anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters, commercial disputes, and income tax matters. Some of these lawsuits include claims for punitive as well as compensatory damages.

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

The EPA and the Santa Ana Regional Water Quality Control Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also have initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under CERCLA, the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. All defendants have crossclaims against one another in the federal litigation. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin that supplies drinking water to the referenced three municipal water suppliers and one private water company in California and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a "successor" of WCLC. The federal lawsuit filed by the West Valley Water District and the Fontana Water Company was voluntarily dismissed in October 2007. Judgment has been entered in favor of all defendants, including the Corporation and certain of the Corporation’s current and former affiliates, in the federal lawsuit brought by the City of Colton as to Colton’s federal claims. The remaining state claims and the crossclaims in that lawsuit have been dismissed by the court on jurisdictional grounds. The City of Colton and several co-defendants have appealed the dismissal of these claims. The City of Colton also has re-filed its claims in California state court and filed a new federal action arising out of CERCLA, the Resource Conservation and Recovery Act, and state law. Certain defendants have crossclaimed against other defendants in the new federal action and have asserted claims against the United States Department of Defense, EPA, and the City of Rialto. Certain defendants have cross-claims against other defendants in the new state court action and have asserted claims against the State of California. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a "Notice of Potential Liability" related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2009. At December 31, 2008, the estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $48.7 million to approximately $100 million, with no amount within that range representing a more likely outcome. At December 31, 2008, the Corporation maintains a reserve for this environmental remediation matter of $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report in 2009. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional potentially responsible parties and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at December 31, 2008.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2008, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

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

The Corporation’s Common Stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

QUARTER	2008			2007
January to March	$74.240	to	$61.710	$90.910	to	$78.810
April to June	$71.230	to	$57.500	$96.070	to	$81.400
July to September	$69.500	to	$51.560	$97.010	to	$79.300
October to December	$62.090	to	$32.310	$92.300	to	$69.150

(b)	Holders of the Corporation’s Capital Stock

As of January 23, 2009, there were 10,647 holders of record of the Corporation’s Common Stock.

(c)	Dividends

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

Quarterly dividends per common share for the most recent two years are as follows:

QUARTER	2008	2007
January to March	$.42	$.42
April to June	.42	.42
July to September	.42	.42
October to December	.42	.42
	$1.68	$1.68

Common Stock:

150,000,000 shares authorized, $.50 par value, 60,092,726 and 62,923,723 outstanding as of December 31, 2008 and 2007, respectively.

Preferred Stock:

5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2008 and 2007.

(d)	Annual Meeting of Stockholders

The 2009 Annual Meeting of Stockholders of the Corporation is scheduled to be held on April 30, 2009, at 9:00 a.m. at The Black and Decker Corporation, 701 East Joppa Road, Towson, MD 21286.

(e)	Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

DOLLARS
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
December 2003
December 2004
December 2005
December 2006
December 2007
December 2008
The Black & Decker Corporation
S & P 500
Peer Group

(1)	Assumes $100 invested at the close of business on December 31, 2003 in Black & Decker common stock, Standard & Poor’s (S&P) 500 Index, and the Peer Group.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)
The Peer Group consists of the companies in the following indices within the Standard & Poor’s Super Composite 1,500: Household Appliances, Housewares & Specialties, Industrial Machinery, and Building Products. A list of the companies in the Peer Group will be furnished upon request addressed to the Corporate Secretary at 701 East Joppa Road, Towson, Maryland 21286.

(4)	Total return is weighted according to market capitalization of each company at the beginning of each year.

(f)	Issuer Purchases of Equity Securities

PERIOD (a)	TOTAL NUMBER OF SHARES PURCHASED		AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS	(c)
September 29, 2008 through October 26, 2008	262	(b)	$53.58	—	3,777,145
October 27, 2008 through November 30, 2008	—		—	—	3,777,145
December 1, 2008 through December 31, 2008	—		—	—	3,777,145
Total	262		$53.58	—	3,777,145

(a)	The periods represent the Corporation’s monthly fiscal calendar.

(b)	Shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (a)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)	2008	(b)	2007	(c)	2006	2005	(d)	2004
Sales	$6,086.1		$6,563.2		$6,447.3	$6,523.7		$5,398.4
Net earnings from continuing operations	293.6		518.1		486.1	532.2		430.7
(Loss) earnings from discontinued operations (e)	—		—		—	(.1)		14.9
Net earnings	293.6		518.1		486.1	532.1		445.6
Basic earnings per share:
Continuing operations	4.91		8.06		6.74	6.72		5.40
Discontinued operations	—		—		—	—		.19
Net earnings per common share – basic	4.91		8.06		6.74	6.72		5.59
Diluted earnings per share:
Continuing operations	4.82		7.85		6.55	6.54		5.31
Discontinued operations	—		—		—	—		.18
Net earnings per common share – assuming dilution	4.82		7.85		6.55	6.54		5.49
Total assets	5,183.3		5,410.9		5,247.7	5,842.4		5,555.0
Long-term debt	1,444.7		1,179.1		1,170.3	1,030.3		1,200.6
Redeemable preferred stock of subsidiary	—		—		—	—		192.2
Cash dividends per common share	1.68		1.68		1.52	1.12		.84

(a)
The Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, effective January 1, 2006, using the modified retrospective method of adoption whereby the Corporation restated all prior periods presented based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. Amounts in this five-year summary for 2005 and 2004 reflect such restated amounts.

(b)	Earnings from continuing operations for 2008 includes a restructuring charge of $54.7 million before taxes ($39.6 million after taxes).

(c)
Earnings from continuing operations for 2007 includes a favorable $153.4 million settlement of tax litigation. In addition, earnings from continuing operations for 2007 include a charge for an environmental remediation matter of $31.7 million before taxes ($20.6 million after taxes) and a restructuring charge of $19.0 million before taxes ($12.8 million after taxes).

(d)
Earnings from continuing operations for 2005 include a favorable $55.0 million before taxes ($35.8 million after taxes) settlement of environmental and product liability coverage litigation with an insurer. In addition, earnings from continuing operations for 2005 includes $51.2 million of incremental tax expense resulting from the repatriation of $888.3 million of foreign earnings under the American Jobs Creation Act of 2004.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 16 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments – Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems – with these business segments comprising approximately 73%, 15%, and 12%, respectively, of the Corporation’s sales in 2008.

The Corporation markets its products and services in over 100 countries. During 2008, approximately 55%, 25%, and 20% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

An overview of certain aspects of the Corporation’s performance during the year ended December 31, 2008, follows:

• The Corporation faced an increasingly difficult demand environment during 2008. That difficult environment was exacerbated by the global economic crisis that began in the latter part of the year and resulted in tightening consumer credit and declining consumer confidence levels. U.S. housing starts, which declined by approximately 30% in the first nine months of 2008, as compared to the 2007 level, declined by approximately 43% in the fourth quarter of 2008, for an annual 2008 rate of decline of approximately 33%. Global automotive production, which declined by approximately 1% in the first nine months of 2008, as compared to the 2007 level, declined by approximately 23% in the fourth quarter of 2008, for an annual 2008 rate of decline of approximately 7%. The effects of a weaker U.S. dollar, against most major currencies, resulted in a 4% increase in the Corporation’s sales for the first nine months of 2008, as compared to the 2007 levels. However, the effects of a stronger U.S. dollar, against most major currencies, resulted in a 4% decline in the Corporation’s consolidated sales for the fourth quarter of 2008, as compared to the 2007 levels, resulting in an annual 2008 rate of sales increase attributable to foreign currency of 2% over the 2007 level. In total, the Corporation’s consolidated sales for the first nine months of 2008 declined by 4% from the 2007 level, or an 8% decline excluding the effects of foreign currency translation. In total, the Corporation’s consolidated sales for the fourth quarter of 2008 declined by 17% from the 2007 level, or a 13% decline excluding the effects of foreign currency translation. The Corporation believes that the current global economic crisis will cause demand in most of its markets to weaken further in 2009 and, given the strengthening of the U.S. dollar against most other currencies late in 2008, that foreign currency translation will have an unfavorable impact on sales in 2009 absent a change from current exchange rates. In addition, the Corporation believes that it is likely that certain retailers may reduce their inventory levels in early 2009. As a result, the Corporation anticipates a double-digit rate of decline in sales in 2009, excluding the effects of foreign currency translation, from the 2008 level. The Corporation anticipates that operating income as a percentage of sales will approximate 5% in 2009. The Corporation expects that operating income in 2009 will be unfavorably impacted by the de-leveraging of expenses over a lower sales base and by higher commodity costs as the Corporation will be unable to benefit from declines in certain commodity prices that occurred in late 2008 until the expiration of its supply agreements at various points in 2009.

• Sales for 2008 were $6,086.1 million, which represented a 7% decrease from 2007 sales of $6,563.2 million, consisting of a 9% decrease associated with lower unit volume partially offset by a 2% increase associated with foreign currency translation. That unit volume decline was primarily driven by lower sales in the United States, due to general economic conditions in the U.S., including lower housing starts, and in Western Europe due to weakening economic conditions. The effects of a weaker U.S. dollar, as compared to most other currencies, particularly the euro, Japanese yen, Brazilian real and Canadian dollar, resulted in a 2% increase in consolidated sales over the 2007 level. The effect of pricing actions did not have a material effect on sales in 2008.

• Operating income as a percentage of sales for 2008 decreased by approximately 200 basis points from the 2007 level to 6.9%. Of that decline, approximately 110 basis points was attributable to a reduction in gross margin, approximately 30 basis points was attributable to an increase in selling, general, and administrative expenses, and approximately 60 basis points was attributable to a $54.7 million pre-tax restructuring charge. The decrease in gross margin was driven by the negative effects of commodity inflation – together with the change in China’s value added tax and appreciation of the Chinese renminbi – which, in the aggregate, increased cost of goods sold over the 2007 level by approximately $160 million. In addition, the comparison of gross margin as a percentage of sales to the 2007 level was negatively impacted by the effects of unfavorable product mix as well as the de-leveraging of fixed costs over a lower sales base. Those negative factors were partially offset by the favorable effects of productivity and restructuring initiatives, foreign currency transaction gains, and lower customer consideration and cost of sales promotions.

• Interest expense (net of interest income) decreased by $19.9 million in 2008 from the 2007 level, primarily due to lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

• Net earnings were $293.6 million, or $4.82 per diluted share, for the year ended December 31, 2008, as compared to $518.1 million, or $7.85 per diluted share, in 2007. Net earnings for the year ended December 31, 2008, included the effect of an after-tax restructuring charge of $39.6 million ($54.7 million before taxes). Net earnings for the year ended December 31, 2007, included the effects of the following three items: (i) a $153.4 million tax benefit resulting from a settlement agreement reached on an income tax litigation matter; (ii) an after-tax charge of $20.6 million ($31.7 million before taxes) associated with an environmental remediation matter; and (iii) an after-tax restructuring charge of $12.8 million ($19.0 million before taxes).

• Cash flow from operating activities decreased by $300.5 million from the 2007 level to $425.4 million for the year ended December 31, 2008. The decrease in cash provided by operating activities in 2008 was primarily due to lower net earnings, higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities, lower cash generated from working capital, and increased cash spending associated with restructuring activities and tax payments.

• Under an ongoing share repurchase program, the Corporation repurchased approximately 3.1 million shares of its common stock during 2008 at a cost of $202.3 million. As a result of those repurchases, shares used in computing annual diluted earnings per share for 2008 declined by 8%, as compared to 2007.

The preceding information is an overview of certain aspects of the Corporation’s performance during the year ended December 31, 2008, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed. Also, the Corporation has attempted to differentiate between sales of its "existing" businesses and sales of acquired businesses. That differentiation includes sales of businesses where year-to-year comparability exists in the category of "existing" or "legacy" businesses. For example, in 2006, the sales of Vector are included in sales of acquired businesses.

Results of Operations

SALES

The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2008, 2007, and 2006.

(DOLLARS IN MILLIONS)	2008		2007		2006
Total sales	$6,086.1		$6,563.2		$6,447.3
Unit volume – existing (a)	(9	) %	(1	) %	(2	) %
Unit volume – acquired (b)	—%		—%		2%
Price	—%		—%		(1	) %
Currency	2%		3%		—%
Change in total sales	(7	) %	2%		(1	) %

(a)	Represents change in unit volume for businesses where year-to-year comparability exists.

(b)	Represents change in unit volume for businesses that were acquired and were not included in prior period results.

Total consolidated sales for the year ended December 31, 2008, were $6,086.1 million, which represented a decrease of 7% from 2007 sales of $6,563.2 million. As compared to the 2007 level, unit volume decreased 9% in 2008. That unit volume decline was primarily driven by lower sales in the United States, due to general economic conditions in the U.S., including lower housing starts, and in Western Europe due to weakening economic conditions. Neither the effects of pricing actions nor the effects of acquired businesses had a material effect on sales in 2008. The effects of a weaker U.S. dollar, as compared to most other currencies, particularly the euro, Japanese yen, Brazilian real, and Canadian dollar, caused the Corporation’s consolidated sales for 2008 to increase by 2% over the 2007 level.

Total consolidated sales for the year ended December 31, 2007, were $6,563.2 million, which represented a 2% increase over 2006 sales of $6,447.3 million. As compared to the 2006 level, unit volume declined by 1% in 2007. That unit volume decline was driven by lower sales in the United States and was partially offset by higher sales outside of the United States. Sales to U.S. customers in 2007 declined by 5% from the 2006 level due, in part, to sharply lower housing starts. The effect of pricing actions did not have a material effect on sales in 2007. While the Corporation implemented price increases in late 2006, the impact of those pricing increases in 2007 was mitigated by pricing and promotional actions undertaken to stimulate demand. The effects of a weaker U.S. dollar, as compared to most other currencies, particularly the euro and pound sterling, caused the Corporation’s consolidated sales for 2007 to increase by 3% over the 2006 level.

EARNINGS

A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, restructuring and exit costs, and operating income – all expressed as a percentage of sales – follows:

	YEAR ENDED DECEMBER 31,
(PERCENTAGE OF SALES)	2008	2007	2006
Gross margin	32.8%	33.9%	34.8%
Selling, general, and administrative expenses	25.0%	24.7%	23.3%
Restructuring and exit costs	.9%	.3%	—%
Operating income	6.9%	8.9%	11.5%

The Corporation reported consolidated operating income of $422.1 million on sales of $6,086.1 million in 2008, as compared to operating income of $582.2 million on sales of $6,563.2 million in 2007 and to operating income of $740.4 million on sales of $6,447.3 million in 2006.

Consolidated gross margin as a percentage of sales declined by approximately 110 basis points from the 2007 level to 32.8% in 2008. That decrease in gross margin was driven by the negative effects of commodity inflation – together with the change in China’s value added tax and appreciation of the Chinese renminbi – which, in the aggregate, increased cost of goods sold over the 2007 level by approximately $160 million in 2008. In addition, the comparison of gross margin as a percentage of sales for the year ended December 31, 2008, to the 2007 level was negatively impacted by the effects of unfavorable product mix as well as the de-leveraging of fixed costs over a lower sales base. Those negative factors were partially offset by the favorable effects of productivity and restructuring initiatives, foreign currency transaction gains, and lower customer consideration and cost of sales promotions.

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

Consolidated selling, general, and administrative expenses as a percentage of sales were approximately 25.0% in 2008 and 24.7% in 2007. Consolidated selling, general, and administrative expenses in 2008 decreased by $104.2 million from the 2007 level. The favorable effects of cost control and restructuring initiatives, coupled with the effect of lower sales on certain volume-sensitive expenses (such as promotion, transportation, and distribution), and lower environmental expense offset the unfavorable effects of foreign currency translation and additional selling, general, and administrative expenses to support increased sales in certain markets outside of the United States and Europe.

Consolidated selling, general, and administrative expenses as a percentage of sales were approximately 24.7% in 2007 and 23.3% in 2006. Consolidated selling, general, and administrative expenses in 2007 increased by $124.7 million over the 2006 level. The effect of foreign currency translation accounted for approximately one-third of that increase and the remainder was primarily attributable to additional selling, general, and administrative expenses to support increased sales in certain markets outside of the United States and to higher environmental expenses.

In 2008, the Corporation recognized $54.7 million of pre-tax restructuring and exit costs related to actions in each of its business segments as well as its corporate office. The 2008 restructuring charge reflects actions to reduce the Corporation’s manufacturing cost base as well as selling, general, and administrative expenses.

In 2007, the Corporation recognized $19.0 million of pre-tax restructuring and exit costs related to actions in its Power Tools and Accessories and Hardware and Home Improvement segments. The 2007 restructuring charge reflects actions to reduce the Corporation’s manufacturing cost base as well as selling, general, and administrative expenses in those segments.

Consolidated net interest expense (interest expense less interest income) was $62.4 million in 2008, as compared to $82.3 million in 2007 and $73.8 million in 2006. The decrease in net interest expense in 2008, as compared to 2007, was primarily the result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities. The increase in net interest expense in 2007, as compared to 2006, was primarily the result of lower interest income associated with reduced levels of cash and cash equivalents.

Other (income) expense was $(5.0) million in 2008, as compared to $2.3 million in 2007 and $2.2 million in 2006. Other (income) expense for the year ended December 31, 2008, benefited from a gain on the sale of a non-operating asset.

Consolidated income tax expense (benefit) of $71.1 million, $(20.5) million, and $178.3 million was recognized on the Corporation’s earnings before income taxes of $364.7 million, $497.6 million, and $664.4 million, for 2008, 2007, and 2006, respectively. The effective tax rate of 19.5% recognized for the year ended December 31, 2008, was primarily due to the following factors: (i) the favorable resolution of certain tax audits in 2008; (ii) a $15.1 million tax benefit associated with a $54.7 million pre-tax restructuring charge; and (iii) favorability associated with the finalization of closing agreements of the settlement of income tax litigation between the Corporation and the U.S. government agreed to in late 2007. Income tax expense (benefit) in 2007 reflects: (i) the effect of a $153.4 million tax benefit associated a settlement reached on an income tax litigation matter; (ii) an $11.1 million tax benefit associated with a $31.7 million pre-tax charge for an environmental remediation matter; and (iii) a $6.2 million tax benefit associated with a $19.0 million pre-tax restructuring charge. The previously described items had a significant impact on the Corporation’s effective income tax rates in 2008 and 2007. A further analysis of taxes on earnings is included in Note 11 of Notes to Consolidated Financial Statements.

The Corporation reported net earnings of $293.6 million, $518.1 million, and $486.1 million, or $4.82, $7.85 and $6.55 per share on a diluted basis, for the years ended December 31, 2008, 2007, and 2006, respectively. Net earnings for the year ended December 31, 2008, included the effect of an after-tax restructuring charge of $39.6 million ($54.7 million before taxes). Net earnings for the year ended December 31, 2007, included the effect of: (i) a $153.4 million tax benefit resulting from a settlement agreement reached on an income tax litigation matter; (ii) an after-tax charge of $20.6 million ($31.7 million before taxes) associated with an environmental remediation matter; and (iii) an after-tax restructuring charge of $12.8 million ($19.0 million before taxes).

In addition to the matters previously noted, diluted earnings per share for 2008 and 2007 benefited from lower weighted-average shares outstanding, principally as a result of the Corporation’s purchases of its common stock under a previously announced share repurchase program. The 60.9 million weighted-average shares outstanding used in the computation of diluted earnings per share for 2008 represented an 8% decline from the 66.0 million average shares outstanding used in the 2007 computation. The 66.0 million weighted-average shares outstanding used in the computation of diluted earnings per share for 2007 represented an 11% decline from the 74.2 million average shares outstanding used in the 2006 computation.

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

POWER TOOLS AND ACCESSORIES

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2008	2007	2006
Sales to unaffiliated customers	$4,371.6	$4,843.7	$4,907.3
Segment profit	321.3	488.8	591.3

Sales to unaffiliated customers in the Power Tools and Accessories segment during 2008 decreased 10% from the 2007 level. That decline primarily resulted from the North American business, which faced weak housing and discretionary spending all year, and a slowdown in Europe which accelerated during the second half of the year.

Sales in North America decreased at a double-digit rate during 2008, as compared to the 2007 level, primarily as a result of weak demand in the United States as a result of depressed housing and decelerating commercial construction. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a low-double-digit rate due to declines in all major product categories and in most channels due primarily  to broad market weakness. Sales of the consumer power tools and accessories business in the United States decreased by more than 20% primarily due to lost listings in the pressure washer category, weak demand, and the effects of a transition from the Firestorm® to the Porter-Cable® brand of power tools and accessories at a large customer. Most other product categories also declined in comparison to 2007, but those declines were partially offset by increased sales in outdoor products. In Canada, sales increased at a mid-single-digit rate over the 2007 level, primarily due to a double-digit rate of increase of sales of industrial power tools and accessories that partially offset a double-digit rate of decline of sales of consumer power tools and accessories.

Sales of the European power tools and accessories business during 2008 decreased at a low-double-digit rate from the level experienced in 2007 as a result of deteriorating economic conditions in Western Europe, which were partially offset by growth in the Eastern Europe and Middle East/Africa regions due to growth in the first nine months of 2008 which offset declines in the fourth quarter. The decline in sales of the European power tools and accessories business reflected a rapid deterioration in the second half of 2008, following a mid-single-digit decline in the first half of the year. Sales of both the Corporation’s industrial and consumer power tools and accessories businesses in Europe decreased at a double-digit rate during 2008 from the 2007 level.

Sales in other geographic areas increased at a double-digit rate in 2008 over the 2007 level. That growth primarily resulted from a double-digit rate of increase in Latin America and a low-single-digit rate of increase in the Asia/Pacific region, where sales growth in Asia offset declines in Australia and New Zealand.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 7.4% for 2008, as compared to 10.1% for 2007. Gross margin as a percentage of sales for 2008 declined in comparison to 2007 primarily as a result of commodity inflation (together with the change in China’s value added tax and appreciation of the Chinese renminbi), unfavorable product mix, and the de-leveraging of fixed costs, partially offset by the favorable effects of productivity and restructuring initiatives and the absence of a significant product recall that occurred in 2007. Selling, general, and administrative expenses as a percentage of sales for 2008 increased over the 2007 level due primarily to the de-leveraging of expenses over lower sales volumes.

Sales to unaffiliated customers in the Power Tools and Accessories segment during 2007 decreased 1% from the 2006 level. That decline, which primarily resulted from lower sales in the United States and Canada, was partially offset by higher sales outside of North America.

Sales in North America decreased at a mid-single-digit rate during 2007, as compared to the 2006 level. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a mid-single-digit rate – due, in part to lower housing starts – as a high-single-digit rate of decline in sales to the independent channel was coupled with sales to major retailers that approximated the 2006 level. Sales of industrial power tools and accessories in the United States declined in 2007 across most product categories. Sales of the consumer power tools and accessories business in the United States decreased at a high-single-digit rate due primarily to lower sales of power tools and accessories, automotive and electronic products, and pressure washers. In Canada, sales decreased at a high-single-digit rate from the 2006 level, with high-single-digit rates of decline in sales of both industrial and consumer power tools and accessories.

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

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 10.1% for 2007, as compared to 12.0% for 2006. Gross margin as a percentage of sales for 2007 declined in comparison to the 2006 level primarily as a result of the negative effects of commodity inflation (including the change in China’s value-added tax and appreciation of the Chinese renminbi), pricing actions, and the recall of certain DeWALT XRP drills. Those negative effects on gross margin in 2007 were partially offset by the favorable effects of productivity and restructuring initiatives, product mix, and currency. Selling, general, and administrative expenses as a percentage of sales for 2007 increased over the 2006 level due primarily to, in North America, the de-leveraging of expenses over a lower sales base.

HARDWARE AND HOME IMPROVEMENT

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2008	2007	2006
Sales to unaffiliated customers	$896.6	$1,006.7	$1,014.5
Segment profit	76.9	114.9	138.3

Sales to unaffiliated customers in the Hardware and Home Improvement segment during 2008 decreased 11% from the 2007 level. Sales of security hardware in the United States declined at a double-digit rate due, in part, to the negative effects of the U.S. housing slowdown. Sales of plumbing products in the United States declined at a high-single-digit rate in 2008, driven by the U.S. housing slowdown. Sales of the Hardware and Home Improvement segment outside of the United States declined at a low-single-digit rate in 2008 from the 2007 level, principally due to weakness in Canada.

Segment profit as a percentage of sales in the Hardware and Home Improvement segment decreased from 11.4% in 2007 to 8.6% in 2008. Gross margin as a percentage of sales declined slightly in 2008, as compared to 2007, as the negative effects of commodity inflation and lower volumes were only partially offset by productivity and restructuring initiatives. Selling, general, and administrative expenses as a percentage of sales increased in 2008, as compared to 2007, as a result of de-leveraging of fixed and semi-fixed costs over a lower sales base.

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

Segment profit as a percentage of sales in the Hardware and Home Improvement segment decreased from 13.6% in 2006 to 11.4% in 2007. Gross margin as a percentage of sales declined in 2007, as compared to 2006, as the negative effects of commodity inflation and lower volumes were only partially offset by the favorable effects of pricing actions instituted in late 2006, productivity initiatives, and product mix. Selling, general, and administrative expenses as a percentage of sales increased in 2007, as compared to 2006, as a result of higher promotion, research and development, and distribution expenses as well as the de-leveraging of fixed and semi-fixed costs over a lower sales base.

FASTENING AND ASSEMBLY SYSTEMS

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 16 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2008	2007	2006
Sales to unaffiliated customers	$700.4	$718.3	$692.4
Segment profit	103.3	111.5	100.4

Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased 2% in 2008 from the 2007 level. The September acquisition of Spiralock resulted in a 1% increase in the segment’s sales during 2008. Sales of the North American businesses declined at a double-digit rate, reflecting weakness in the automotive businesses due to a drop in automotive production. Sales in the European industrial business fell at a low-single-digit rate while sales in the European automotive business rose at a low-single-digit rate. In Asia, sales grew at a high-single-digit rate, reflecting sales growth across all markets.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.5% in 2007 to 14.7% in 2008. The decrease in segment profit as a percentage of sales was principally attributable to commodity inflation as well as de-leveraging of fixed costs over a lower sales base.

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

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment increased from 14.5% in 2006 to 15.5% in 2007. The increase in segment profit as a percentage of sales was principally attributable to the leveraging of fixed costs over a higher sales base.

OTHER SEGMENT-RELATED MATTERS

As indicated in the first table of Note 16 of Notes to Consolidated Financial Statements, segment profit (loss), associated with Corporate, Adjustments, and Eliminations (Corporate) was $(57.4) million, $(111.5) million, and $(68.1) million for the years ended December 31, 2008, 2007, and 2006, respectively. Corporate expenses for 2008 decreased from the 2007 level primarily due to the effects of lower pension, legal, and environmental expenses, lower expenses associated with intercompany eliminations (due, in part, to foreign currency effects), and a foreign currency loss by a Corporate subsidiary in 2007 that did not recur in 2008, which were partially offset by expense directly related to reportable business segments booked in consolidation in 2008 (as compared to income in 2007 as described below).

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

Expense recognized by the Corporation in 2008, on a consolidated basis, relating to its pension and other postretirement benefits plans decreased by approximately $24 million from the 2007 level. Expense recognized by the Corporation in 2007, on a consolidated basis, relating to its pension and other postretirement benefits plans decreased by approximately $2 million from the 2006 level. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the second table included in Note 16 of Notes to Consolidated Financial Statements, was expense in 2008, 2007, and 2006 of $3.6 million, $19.9 million, and $25.2 million, respectively. The $16.3 million decrease in that Corporate adjustment in 2008, as compared to 2007, resulted from the lower level of pension and other postretirement benefit expenses (excluding service costs allocated to the reportable business segments). The $5.3 million decrease in that Corporate adjustment in 2007, as compared to 2006, resulted from the lower level of pension and other postretirement benefit expenses (excluding service costs allocated to the reportable business segments). As more fully described in Note 16 of Notes to Consolidated Financial Statements, the only element of pension and other postretirement benefits expense included in the determination of segment profit of the Corporation’s reportable business segments is service costs.

Income (expenses) directly related to reportable business segments booked in consolidation, and, thus, excluded from segment profit for the reportable business segments, were $(4.9) million, $8.3 million, and $(.2) million for the years ended December 31, 2008, 2007, and 2006, respectively. The $4.9 million of segment-related expenses excluded from segment profit in 2008 principally related to the Power Tools and Accessories segment, partially offset by the reversal of certain performance-based incentive expenses included in the allocation of Corporate expenses to each of the reportable business segments. The $8.3 million of segment-related income excluded from segment profit in 2007 principally related to the Power Tools and Accessories segment as well as to the reversal of certain performance-based incentive expenses included in the allocation of Corporate expenses to each of the reportable business segments. The $.2 million of segment-related expense excluded from segment profit in 2006 consisted of an increase in reserves for certain matters associated with the Power Tools and Accessories segment that was substantially offset by the reversal of certain performance-based incentive expenses included in the allocation of Corporate expenses to each of the reportable business segments.

As indicated in Note 16 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs. Of the $54.7 million pre-tax restructuring charge recognized in 2008, $42.1 million, $6.1 million, and $6.0 million related to the Power Tools and Accessories, Hardware and Home Improvement and Fastening and Assembly Systems segments, respectively, and $.5 million related to corporate functions. Of the $19.0 million pre-tax restructuring charge recognized in 2007, $9.0 million and $10.0 million related to the Power Tools and Accessories and Hardware and Home Improvement segments, respectively.

Restructuring Actions

The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2008, is included in Note 18 of Notes to Consolidated Financial Statements.

In 2008, the Corporation recognized $54.7 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly segments as well as in its corporate offices. The 2008 restructuring charge reflected actions to reduce the Corporation’s manufacturing cost base as well as selling, general, and administrative expenses. The principal component of the 2008 restructuring charge related to the elimination of manufacturing and selling, general, and administrative positions. A severance benefits accrual of $48.3 million was recognized associated with the elimination of approximately 2,300 positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in other facilities, approximately 200 replacement positions will be filled, yielding a net total of approximately 2,100 positions eliminated as a result of the 2008 restructuring actions. The restructuring charge also included a $3.7 million write-down to fair value of certain long-lived assets for the Power Tools and Accessories segment ($3.0 million) and Hardware and Home Improvement segment ($.7 million), which were either held for sale or idled in preparation for disposal. As part of these restructuring actions, the Power Tools and Accessories segment closed its manufacturing facility in Decatur, Arkansas, and transferred production to another facility. The restructuring charge also reflected $1.8 million related to the early termination of a lease agreement by the Power Tools and Accessories segment necessitated by restructuring actions. The restructuring charge also included a $.9 million non-cash pension curtailment charge associated with positions eliminated as part of the restructuring actions.

In 2007, the Corporation recognized $19.0 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories and Hardware and Home Improvement segments. The 2007 restructuring charge reflected actions to reduce the Corporation’s manufacturing cost base as well as selling, general, and administrative expenses. The restructuring actions to reduce the Corporation’s manufacturing cost base in the Power Tools and Accessories segment included the closure of a manufacturing facility, with production from that facility either transferred to other facilities or outsourced from third-party suppliers. Actions to reduce the Corporation’s manufacturing cost base in the Hardware and Home Improvement segment primarily related to optimization of its North American finishing operations, including the transfer of most finishing operations to a single facility. The principal component of the 2007 restructuring charge related to the elimination of manufacturing and selling, general, and administrative positions. A severance benefits accrual of $14.8 million was recognized associated with the elimination of approximately 650 positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in other facilities, approximately 100 replacement positions were filled, yielding a net total of approximately 550 positions eliminated as a result of the 2007 restructuring actions. The restructuring and exit costs also include a $7.4 million write-down to fair value of certain long-lived assets of the Hardware and Home Improvement segment that have been idled and either sold or scrapped. The $19.0 million restructuring charge taken in 2007 was net of a $3.4 million gain, representing the excess of proceeds received on the sale of the manufacturing facility to be closed under the restructuring plan over its carrying value.

In addition to the recognition of restructuring and exit costs, the Corporation also recognized related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under accounting principles generally accepted in the United States (restructuring-related expenses). Those restructuring-related expenses included items – directly related to the underlying restructuring actions – that benefited on-going operations, such as costs associated with the transfer of equipment. Operating results included approximately $4 million of restructuring-related expenses for the year ended December 31, 2008, as compared to approximately $5 million and $10 million of restructuring-related expenses for 2007 and 2006, respectively.

The Corporation realized benefits of approximately $23 million, $— million, and $25 million in 2008, 2007, and 2006, respectively, net of restructuring-related expenses. Those benefits resulted in a reduction in cost of goods sold of approximately $5 million and $21 million in 2008 and 2006, respectively, and a reduction in selling, general, and administrative expenses of approximately $18 million and $4 million in 2008 and 2006, respectively. The Corporation expects that pre-tax savings associated with the 2008 and 2007 restructuring actions will benefit 2009 results by approximately $60 million, net of restructuring-related expenses.

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

Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders’ equity. During 2008 and 2007, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity, (decreased) increased stockholders’ equity by $(172.1) million and $83.2 million, respectively.

The materials used in the manufacturing of the Corporation’s products, which include certain components and raw materials, are subject to price volatility. These component parts and raw materials are principally subject to market risk associated with changes in the price of nickel, steel, resins, copper, aluminum, and zinc. The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources. Rising commodity costs (including the impact of the change in China’s value added tax and the appreciation of the Chinese renminbi, which increase the costs of finished products and components manufactured in or purchased from third parties in China) decreased operating income in 2008 by approximately $160.0 million from the 2007 level and are expected to decrease operating income by approximately $50.0 million in 2009 from the 2008 level. While future movements in prices of raw materials and component parts are uncertain, the Corporation uses a variety of methods, including established supply arrangements, purchase of component parts and raw materials for future delivery, and supplier price commitments, to address this risk. In addition, the Corporation utilizes derivatives to manage its risk to changes in the prices of certain commodities. As of December 31, 2008, the amount outstanding under commodity hedges was not material.

As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. Based upon its assessment of the future interest rate environment and its desired variable-rate-debt to total-debt ratio, the Corporation may elect to manage its interest rate risk associated with changes in the fair value of its indebtedness, or the cash flows of its indebtedness, through the use of interest rate swap agreements.

In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable-rate-debt to total-debt ratio, after taking interest rate hedges into account, was 44% at December 31, 2008 and 2007, as compared to 42% at December 31, 2006. At December 31, 2008, average debt maturity was 6.0 years, as compared to 6.2 years at December 31, 2007, and 6.7 years at December 31, 2006. At December 31, 2008 the average long-term debt maturity was 6.3 years, as compared to 8.0 years at December 31, 2007 and 2006.

INTEREST RATE SENSITIVITY

The following table provides information as of December 31, 2008, about the Corporation’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation’s reporting currency, as of December 31, 2008.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. DOLLARS IN MILLIONS)	2009	2010	2011	2012	2013	THERE-AFTER	TOTAL	FAIR VALUE (ASSETS)/ LIABILITIES
LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars and other currencies) (a)	$83.3	$—	$—	$—	$—	$—	$83.3	$83.3
Average interest rate	2.20%						2.20%
Long-term debt
Variable rate (U.S. dollars)	$—	$—	$125.0	$100.0	$—	$—	$225.0	$225.2
Average interest rate			4.13%	3.30%			3.76%
Fixed rate (U.S. dollars)	$.1	$—	$400.0	$—	$—	$750.0	$1,150.1	$1,062.3
Average interest rate	7.00%		7.13%			5.61%	6.14%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$—	$—	$100.0	$—	$—	$225.0	$325.0	$(44.9)
Average pay rate (b)
Average receive rate			4.87%			4.79%	4.81%

(a)	Short-term borrowings of $83.3 million include $81.5 million and $1.8 million that are denominated in U.S. dollars and other currencies, respectively.

(b)
The average pay rate for swaps in the notional principal amount of $125.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $100.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swap is based upon 6-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

As discussed previously, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2008, the Corporation has hedged a portion of its 2009 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2009 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 15% strengthening in the value of the United States dollar. The Corporation estimated that this would have the effects of reducing gross profits for 2009 by approximately $32 million. The Corporation also estimated the effects on 2009 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 15% weakening in the value of the United States dollar. A uniform 15% weakening in the value of the United States dollar would have the effect of increasing gross profits.

In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors’ products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, as compared to those experienced during 2008, inherent in the foreign exchange hedging portfolio at December 31, 2008.

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

As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $1,223.2 million at December 31, 2008. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Corporation considers current market conditions, including interest rates, in making these assumptions. The Corporation develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Corporation’s discount rate for United States defined benefit pension plans was 6.75% and 6.50% at December 31, 2008 and 2007, respectively. As discussed further in Note 12 of Notes to Consolidated Financial Statements, the Corporation develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Corporation’s expected long-term rate of return assumption for United States defined benefit plans for 2008 and 2009 was 8.75% and 8.25%, respectively.

The Corporation believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Corporation’s financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the market-related value of assets. The Corporation’s aggregate market-related value of assets exceeded the fair value of plan assets by approximately $350 million as of December 31, 2008. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Also, gains and losses resulting from changes in assumptions and from differences between assumptions and actual experience (except those differences being amortized to the market-related value of assets) are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Corporation expects that its pension and other postretirement benefit costs in 2009 will approximate the 2008 level.

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

Note 20 of Notes to Consolidation Financial Statements further discusses significant environmental matters which may affect the Corporation.

As more fully disclosed in Notes 1 and 11 of Notes to Consolidated Financial Statements, the Corporation adopted Financial Accounting Standards Board (FASB) Interpretation No. 48,  Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. The Corporation considers many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements.

Impact of New Accounting Standards

As more fully disclosed in Notes 1 and 10 of Notes to Consolidated Financial Statements, the Corporation adopted SFAS No. 157,  Fair Value Measurements, on January 1, 2008. Also, as more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation has not yet adopted the provisions of SFAS No. 157, Fair Value Measurements, with respect to certain non-financial assets and liabilities, SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.

Financial Condition

Introduction: The following summarizes the Corporation’s cash flows for each of the three years ended December 31, 2008 (in millions of dollars).

	2008	2007	2006
Cash flow provided by operating activities	$425.4	$725.9	$622.7
Cash flow used in investing activities	(61.4)	(149.8)	(241.0)
Cash flow used in financing activities	(317.0)	(568.2)	(1,124.9)
Effect of exchange rate changes on cash	(23.9)	13.5	8.9
Increase (decrease) in cash and cash equivalents	$23.1	$21.4	$(734.3)
Cash and cash equivalents at end of year	$277.8	$254.7	$233.3

The Corporation’s operating cash flows provide the primary source of funds to finance operating needs and capital expenditures. Operating cash flow is first used to fund capital expenditures and dividends to the Corporation’s stockholders. Other significant uses of operating cash flow may include share repurchases, acquisitions of businesses, and debt reduction. As necessary, the Corporation supplements its operating cash flow with debt. The Corporation’s operating cash flow is significantly impacted by its net earnings and working capital management. The Corporation anticipates that its operating cash flow in 2009 will be adversely impacted by lower net earnings than those experienced in 2008.

Cash inflows and outflows related to the Corporation’s currency hedging activities are classified in the cash flow statement under operating activities or investing activities based upon the nature of the hedge. Cash flows related to hedges of the Corporation’s foreign currency denominated assets, liabilities, and forecasted transactions are classified as operating activities, and cash flows related to hedges of the Corporation’s net investment in foreign subsidiaries are classified as investing activities. Due to the rapid strengthening of the U.S. dollar in late 2008, the Corporation experienced much larger gains and losses on these hedges than it has in the past. Therefore, based upon current exchange rates, the Corporation expects that cash outflows associated with currency hedges whose cash flows are classified within operating activities will significantly reduce cash flows from operating activities in 2009. However, such reduction is expected to be largely offset by cash inflows associated with hedges of the Corporation’s net investment in foreign subsidiaries that are classified within cash flows from investing activities.

The Corporation will continue to have cash requirements to support seasonal working capital needs, capital expenditures, and dividends to stockholders, to pay interest, and to service debt. At December 31, 2008, the Corporation had $277.8 million of cash and cash equivalents. Most of the Corporation’s cash is held by its subsidiaries. The Corporation’s overall cash position reflects its business results and a global cash management strategy that takes into account liquidity management, economic factors, the statutes, regulations and practices in jurisdictions where the Corporation has operations, and tax considerations. At December 31, 2008, the Corporation had $935.0 million of borrowing available under a $1.0 billion unsecured revolving credit facility that expires in December 2012. If necessary, that facility serves as a backstop to the Corporation’s uncommitted commercial paper borrowings. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its commercial paper program, existing unsecured revolving credit facility or under short-term borrowing facilities, and to consider additional term financing. If its current credit ratings were to be reduced, the Corporation may no longer be able to obtain short-term financing under its commercial paper program. The recent turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit; however, the Corporation believes that it can continue to access credit although any new borrowings may be at less favorable terms than the Corporation has historically experienced. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

Cash Flow from Operating Activities: Operating activities provided cash of $425.4 million for the year ended December 31, 2008, as compared to $725.9 million for the year ended December 31, 2007. The decrease in cash provided by operating activities in 2008 was primarily due to lower net earnings, higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities, lower cash generated from working capital, and increased cash spending associated with restructuring activities. The lower level of cash generated from working capital in 2008, as compared to 2007, was primarily due to the increase in cash used associated with accounts payable (associated with both production levels and timing of payments) and other current liabilities (due, in part, to a tax payment in the 2008 period associated with the settlement of U.S. tax litigation and the higher level of payments made during 2008, as compared to 2007, associated with prior year-end accruals, including accruals for customer incentives, employee incentives, and advertising and promotion). Those items were partially offset by increased cash provided by accounts receivable (associated with the lower level of sales during 2008) and inventories (associated with the lower level of inventories during 2008).

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2008, increased moderately from the level as of December 31, 2007. Average inventory turns as of December 31, 2008, were consistent with inventory turns as of December 31, 2007.

The Corporation sponsors pension and postretirement benefit plans. The Corporation’s cash funding of these plans was approximately $36 million, $34 million, and $31 million for the years ended December 31, 2008, 2007, and 2006, respectively. Cash contribution requirements for these plans are either based upon the applicable regulation for each country (principally the U.S. and United Kingdom) or are funded on a pay-as-you-go basis. The Corporation expects that its cash funding of its pension and postretirement benefit plans will approximate $50 million to $55 million in 2009. That increase in cash funding is principally attributable to the Corporation’s qualified pension plans in the U.S. Cash contributions for the Corporation’s qualified pension plans in the U.S. are governed by the Pension Protection Act of 2006 (PPA). Contribution requirements under the PPA are generally based upon the funded status of the plan (determined by comparing plan assets to the actuarially determined plan obligations). The reduction in the fair value of the Corporation’s pension plan assets that occurred in 2008 will require the Corporation to make contributions to its U.S. qualified pension plans in 2009. These contribution requirements could also continue or increase in years subsequent to 2009 unless there is an improvement in the funded status of the Corporation’s U.S. qualified pension plans.

Cash Flow from Investing Activities: Investing activities used cash of $61.4 million for the year ended December 31, 2008, as compared to $149.8 million for the year ended December 31, 2007. Cash used by investing activities in 2008 included the purchase of Spiralock for $24.1 million, net of cash acquired. Hedging activities – associated with the Corporation’s net investment hedging activities – resulted in a net cash inflow of $42.7 million in 2008, as compared to a net cash outflow of $45.4 million in 2007, due to the effects of the strengthening U.S. dollar during 2008, as compared to a weakening U.S. dollar during 2007. Capital expenditures decreased by $17.6 million from the 2007 level to $98.8 million in 2008. The Corporation anticipates that its capital spending in 2009 will approximate $100 million. The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation’s capital expenditures or financial position.

Cash Flow from Financing Activities: Financing activities used cash of $317.0 million for the year ended December 31, 2008, as compared to $568.2 million for the year ended December 31, 2007. Cash used by financing activities in 2008 included the purchase by the Corporation of 3,136,644 shares of its common stock at an aggregate cost of $202.3 million, a net increase in short-term borrowings of $246.0 million, and dividend payments of $101.8 million. Dividend payments, on a per share basis, in 2008 were consistent with 2007; however, the amount paid declined $6.8 million due to the lower level of common stock outstanding. Future dividends will depend on the Corporation’s earnings, financial condition, and other factors. Sources of cash from financing activities in 2008 included proceeds from long-term debt of $224.7 million and proceeds received upon the issuance of common stock, including certain related income tax benefits, under stock-based compensation plans of $8.6 million.

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

The Corporation carried out its share repurchase program based upon the belief that its shares were undervalued and to manage share growth resulting from option exercises. At December 31, 2008, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3,777,145 shares of its common stock.

Credit Rating: The Corporation’s credit ratings are reviewed periodically by major debt rating agencies including Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings. The Corporation’s credit ratings and outlook from each of the credit rating agencies as of December 31, 2008, follow:

	LONG-TERM DEBT	SHORT-TERM DEBT	OUTLOOK
Moody’s Investors Service	Baa2	P2	Stable
Standard & Poor’s	BBB	A2	Stable
Fitch Ratings	BBB	F2	Stable

On January 30, 2009, Standard & Poor’s (S&P) placed its ratings on the Corporation on CreditWatch with negative implications. On February 10, 2009, Moody's Investors Service placed its ratings on the Corporation under review for possible downgrade, noting that the review would likely result in no more than a one notch rating change, leaving the Corporation's senior unsecured ratings within the investment grade rating category.  On February 12, 2009, Fitch Ratings affirmed the Corporation's BBB/F2 ratings, but revised its outlook from "Stable" to "Negative".  Accordingly, it is possible that, during 2009, S&P, Moody's Investors Service, and Fitch Ratings could reduce the Corporation's credit ratings from the levels indicated above.

The credit rating agencies consider many factors when assigning their ratings. The impact of the global economic environment and distress in the financial markets are expected to adversely impact the Corporation’s financial performance in 2009. The distress in the financial market has also significantly increased the unfunded status of the Corporation’s pension plans, which is a factor considered by the credit rating agencies in their evaluations. These factors will negatively impact certain financial metrics utilized by the credit rating agencies in determining the Corporation’s credit rating. Accordingly, it is possible that the credit rating agencies could reduce the Corporation’s credit ratings from their current levels.

The Corporation’s ability to maintain its commercial paper program and its ability to obtain long-term debt financing at comparable risk-based interest rates is principally a function of its current credit standing. If its current credit rating were to be reduced, the Corporation may no longer be able to obtain short-term financing under its commercial paper program. Also, any borrowings under the Corporation’s $1.0 billion unsecured credit facility are at interest rates that vary based upon the rating of its long-term debt. The Corporation’s current borrowing rates under its credit facility are at LIBOR plus .30%. The spread above LIBOR could increase by a maximum amount of .30% based upon reductions in the Corporation’s credit rating.

Contractual Obligations: The following table provides a summary of the Corporation’s contractual obligations by due date (in millions of dollars). The Corporation’s short-term borrowings, long-term debt, and lease commitments are more fully described in Notes 7, 8, and 17 of Notes to Consolidated Financial Statements.

	PAYMENTS DUE BY PERIOD
	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	AFTER 5 YEARS	TOTAL
Short-term borrowings (a) (b) (c)	$83.3	$—	$—	$—	$83.3
Long-term debt (c)	79.2	665.3	187.3	974.6	1,906.4
Operating leases	69.8	80.5	25.2	16.8	192.3
Purchase obligations (d)	418.6	5.5	1.5	.6	426.2
Total contractual cash obligations (e) (f)	$650.9	$751.3	$214.0	$992.0	$2,608.2

(a)
As more fully described in Note 7 of Notes to Consolidated Financial Statements, the Corporation has a $1.0 billion commercial paper program as well as a supporting $1.0 billion credit facility that matures in December 2012. At December 31, 2008, there was $65.0 million outstanding under the commercial paper program and $18.3 million outstanding under other short-term borrowing arrangements. The Corporation’s average borrowing outstanding under these facilities during 2008 was $651.7 million.

(b)
As described in Note 7 of Notes to Consolidated Financial Statements, the Corporation has uncommitted lines of credit of approximately $375 million at December 31, 2008. These uncommitted lines of credit do not have termination dates and are reviewed periodically.

(c)
Payments due by period include contractually required interest payments.  Contractually required interest payments on variable rate long-term debt presented is based upon variable borrowing rates at December 31, 2008.

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

(e)
The Corporation anticipates that funding of its pension and postretirement benefit plans in 2009 will approximate $50 million to $55 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Corporation has not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

(f)
As more fully disclosed in Notes 1 and 11 of Notes to the Consolidated Financial Statements, the Corporation adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. At December 31, 2008, the Corporation has recognized $255.8 million of liabilities for unrecognized tax benefits of which $24.3 million related to interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of December 31, 2008, the Corporation classified $47.5 million of its liabilities for unrecognized tax benefits as a current liability. While the Corporation cannot reasonably predict the timing of the cash flows, if any, associated with its liabilities for unrecognized tax benefits, it believes that such cash flows would principally occur within the next five years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings
–years ended December 31, 2008, 2007,
and 2006.

Consolidated Balance Sheet
–December 31, 2008 and 2007.

Consolidated Statement of Stockholders’ Equity
–years ended December 31, 2008, 2007,
and 2006.

Consolidated Statement of Cash Flows
–years ended December 31, 2008, 2007,
and 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public
Accounting Firm on Consolidated
Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,	2008	2007	2006
SALES	$6,086.1	$6,563.2	$6,447.3
Cost of goods sold	4,087.7	4,336.2	4,205.8
Selling, general, and administrative expenses	1,521.6	1,625.8	1,501.1
Restructuring and exit costs	54.7	19.0	—
OPERATING INCOME	422.1	582.2	740.4
Interest expense (net of interest income of $38.4 for 2008, $19.8 for 2007, and $29.6 for 2006)	62.4	82.3	73.8
Other (income) expense	(5.0)	2.3	2.2
EARNINGS BEFORE INCOME TAXES	364.7	497.6	664.4
Income taxes (benefit)	71.1	(20.5)	178.3
NET EARNINGS	$293.6	$518.1	$486.1
NET EARNINGS PER COMMON SHARE – BASIC	$4.91	$8.06	$6.74
NET EARNINGS PER COMMON SHARE – ASSUMING DILUTION	$4.82	$7.85	$6.55

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DECEMBER 31,	2008	2007
ASSETS
Cash and cash equivalents	$277.8	$254.7
Trade receivables, less allowances of $39.1 for 2008 and $44.2 for 2007	924.6	1,109.4
Inventories	1,024.2	1,145.8
Other current assets	377.0	329.6
TOTAL CURRENT ASSETS	2,603.6	2,839.5
PROPERTY, PLANT, AND EQUIPMENT	527.9	596.2
GOODWILL	1,223.2	1,212.9
OTHER ASSETS	828.6	762.3
	$5,183.3	$5,410.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$83.3	$329.7
Current maturities of long-term debt	.1	.2
Trade accounts payable	453.1	504.6
Other current liabilities	947.4	1,046.3
TOTAL CURRENT LIABILITIES	1,483.9	1,880.8
LONG-TERM DEBT	1,444.7	1,179.1
POSTRESTIREMENT BENEFITS	669.4	311.3
OTHER LONG-TERM LIABILITIES	460.5	581.0
STOCKHOLDERS’ EQUITY
Common stock (outstanding: December 31, 2008 – 60,092,726 shares; December 31, 2007 – 62,923,723 shares)	30.0	31.5
Capital in excess of par value	14.3	27.0
Retained earnings	1,536.8	1,498.5
Accumulated other comprehensive income (loss)	(456.3)	(98.3)
TOTAL STOCKHOLDERS’ EQUITY	1,124.8	1,458.7
	$5,183.3	$5,410.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

	OUTSTANDING COMMON SHARES	PAR VALUE	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT DECEMBER 31, 2005	77,357,370	$38.7	$398.8	$1,511.4	$(385.7)	$1,563.2
Comprehensive income (loss):
Net earnings	—	—	—	486.1	—	486.1
Net loss on derivative instruments (net of tax)	—	—	—	—	(8.8)	(8.8)
Minimum pension liability adjustment (net of tax)	—	—	—	—	80.5	80.5
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	70.3	70.3
Comprehensive income	—	—	—	486.1	142.0	628.1
Adoption of FASB Statement No. 158 (net of tax)	—	—	—	—	(99.1)	(99.1)
Cash dividends on common stock ($1.52 per share)	—	—	—	(109.1)	—	(109.1)
Common stock issued under stock-based plans (net of forfeitures)	1,131,173	.6	75.9	—	—	76.5
Purchase and retirement of common stock	(11,753,700)	(5.9)	(474.7)	(415.4)	—	(896.0)
BALANCE AT DECEMBER 31, 2006	66,734,843	33.4	—	1,473.0	(342.8)	1,163.6
Comprehensive income (loss):
Net earnings	—	—	—	518.1	—	518.1
Net loss on derivative instruments (net of tax)	—	—	—	—	(25.4)	(25.4)
Minimum pension liability adjustment (net of tax)	—	—	—	—	161.0	161.0
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	83.2	83.2
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	25.7	25.7
Comprehensive income	—	—	—	518.1	244.5	762.6
Cumulative effect of adopting FASB Interpretation No. 48	—	—	—	(7.3)	—	(7.3)
Cash dividends on common stock ($1.68 per share)	—	—	—	(108.6)	—	(108.6)
Common stock issued under stock-based plans (net of forfeitures)	1,666,123	.8	109.0	—	—	109.8
Purchase and retirement of common stock	(5,477,243)	(2.7)	(82.0)	(376.7)	—	(461.4)
BALANCE AT DECEMBER 31, 2007	62,923,723	31.5	27.0	1,498.5	(98.3)	1,458.7
Comprehensive income (loss):
Net earnings	—	—	—	293.6	—	293.6
Net gain on derivative instruments (net of tax)	—	—	—	—	83.5	83.5
Minimum pension liability adjustment (net of tax)	—	—	—	—	(284.2)	(284.2)
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	(172.1)	(172.1)
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	14.8	14.8
Comprehensive income (loss)	—	—	—	293.6	(358.0)	(64.4)
Adoption of FASB Statement No. 158 (net of tax)	—	—	—	(5.1)	—	(5.1)
Cash dividends on common stock ($1.68 per share)	—	—	—	(101.8)	—	(101.8)
Common stock issued under stock-based plans (net of forfeitures)	305,647	.1	39.6	—	—	39.7
Purchase and retirement of common stock	(3,136,644)	(1.6)	(52.3)	(148.4)	—	(202.3)
BALANCE AT DECEMBER 31, 2008	60,092,726	$30.0	$14.3	$1,536.8	$(456.3)	$1,124.8

See Notes to Consolidated Financial Statements.

38 & 39

CONSOLIDATED STATEMENT OF CASH FLOWS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

YEAR ENDED DECEMBER 31,	2008	2007	2006
OPERATING ACTIVITIES
Net earnings	$293.6	$518.1	$486.1
Adjustments to reconcile net earnings to cash flow from operating activities:
Non-cash charges and credits:
Depreciation and amortization	136.6	143.4	154.9
Stock-based compensation	29.1	25.9	29.2
Amortization of actuarial losses and prior service costs	14.8	25.7	28.9
Settlement of income tax litigation	—	(153.4)	—
Restructuring and exit costs	54.7	19.0	—
Other	.3	.5	.9
Changes in selected working capital items (net of effects of businesses acquired):
Trade receivables	132.5	99.4	36.1
Inventories	67.9	(32.0)	57.5
Trade accounts payable	(47.9)	32.6	(25.1)
Other current liabilities	(141.8)	33.3	(197.4)
Restructuring spending	(25.3)	(1.0)	(1.7)
Other assets and liabilities	(89.1)	14.4	53.3
CASH FLOW FROM OPERATING ACTIVITIES	425.4	725.9	622.7
INVESTING ACTIVITIES
Capital expenditures	(98.8)	(116.4)	(104.6)
Proceeds from disposal of assets	20.4	13.0	14.7
Purchase of businesses, net of cash acquired	(25.7)	—	(158.5)
Reduction in purchase price of previously acquired business	—	—	16.1
Cash inflow from hedging activities	72.4	2.0	1.4
Cash outflow from hedging activities	(29.7)	(47.4)	(14.8)
Other investing activities, net	—	(1.0)	4.7
CASH FLOW FROM INVESTING ACTIVITIES	(61.4)	(149.8)	(241.0)
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(246.0)	68.8	(309.3)
Proceeds from issuance of long-term debt (net of debt issue costs of $.3 for 2008 and $2.4 for 2006)	224.7	—	296.4
Payments on long-term debt	(.2)	(150.3)	(155.1)
Purchase of common stock	(202.3)	(461.4)	(896.0)
Issuance of common stock	8.6	83.3	48.2
Cash dividends	(101.8)	(108.6)	(109.1)
CASH FLOW FROM FINANCING ACTIVITIES	(317.0)	(568.2)	(1,124.9)
Effect of exchange rate changes on cash	(23.9)	13.5	8.9
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23.1	21.4	(734.3)
Cash and cash equivalents at beginning of year	254.7	233.3	967.6
CASH AND CASH EQUIVALENTS AT END OF YEAR	$277.8	$254.7	$233.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2008.

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

Concentration of Credit: The Corporation sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2008, approximately 26% of the Corporation’s trade receivables were due from two large home improvement retailers.

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

The Corporation assesses the fair value of its reporting units for its goodwill impairment tests based upon a discounted cash flow methodology. Those estimated future cash flows – which are based upon historical results and current projections – are discounted at a rate corresponding to a market rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. The Corporation would measure the goodwill impairment loss based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

The Corporation performed its annual impairment test in the fourth quarters of 2008, 2007, and 2006. No impairment was present upon performing these impairment tests. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $146.0 million in 2008, $150.9 million in 2007, and $139.4 million in 2006.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $315.1 million in 2008, $340.6 million in 2007, and $338.8 million in 2006. Freight charged to customers is recorded as revenue.

Advertising and Promotion: Advertising and promotion expense, which is expensed as incurred, was $162.6 million in 2008, $199.2 million in 2007, and $182.4 million in 2006.

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

Stock-Based Compensation: The Corporation recognizes stock-based compensation expense under the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. This Statement requires companies to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). SFAS No. 123R also requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements to be classified as financing cash flows.

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

Postretirement Benefits: Pension plans, which cover substantially all of the Corporation’s employees in North America (if hired before 2007), the United Kingdom (if hired before 2005), and Europe consist primarily of non-contributory defined benefit plans. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.

Certain employees are covered by defined contribution plans. The Corporation’s contributions to these plans are generally based on a percentage of employee compensation or employee contributions. These plans are funded on a current basis.

In addition to pension benefits, certain postretirement medical, dental, and life insurance benefits are provided to most United States retirees who retired before 1994. Most current United States employees (if hired before 2005) are eligible for postretirement medical and dental benefits from their date of retirement to age 65. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. Retirees in other countries generally are covered by government-sponsored programs.

The expected return on plan assets is determined using the expected rate of return and a calculated value of plan assets referred to as the market-related value of plan assets. Differences between assumed and actual returns are amortized to the market-related value of assets on a straight-line basis over five years.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires two major changes to accounting for defined benefit and other postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Corporation adopted as of December 31, 2006, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur.

The second requirement of SFAS No. 158, which was effective for the Corporation as of December 31, 2008, requires that the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as previously permitted. Prior to December 31, 2008, the Corporation  used a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans. Effective December 31, 2008, the Corporation uses a measurement date of December 31 for its defined benefit pension and postretirement plans. The adoption of the year-end measurement date requirement of SFAS No. 158 as of December 31, 2008, resulted in a charge to retained earnings of $5.1 million, an increase in deferred tax assets of $.7 million, an increase in pension assets of $.6 million, an increase in pension liabilities of $3.2 million, and an increase in accumulated other comprehensive income of $3.2 million.

Environmental Liabilities: The Corporation accrues for its environmental remediation costs, including costs of required investigation, remedial activities, and post-remediation operating and maintenance, when it is probable that a liability has been incurred and the amount can be reasonably estimated. For matters associated with properties currently operated by the Corporation, the Corporation makes an assessment as to whether an investigation and remediation would be required under applicable federal and state laws. For matters associated with properties previously sold or operated by the Corporation, the Corporation considers any applicable terms of sale and applicable federal and state laws to determine if it has any remaining liability. For environmental remediation matters, the most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site, including current laws and regulations, remedial activities under consideration, and prior remediation experience. Where no amount within a range of estimates is considered by the Corporation as more likely to occur than another, the minimum amount is accrued. In establishing an accrual for environmental remediation costs at sites with multiple potentially responsible parties, the Corporation considers its likely proportionate share of the anticipated remediation costs and the ability of other parties to fulfill their obligations. Environmental liabilities are not discounted. When future liabilities are determined to be reimbursable by insurance coverage, a receivable is recorded related to the insurance reimbursement when reimbursement is virtually certain. As more fully disclosed in Note 20, the uncertain nature inherent in estimating the costs of such environmental remediation and the possibility that current estimates may not reflect the final outcome could result in the recognition of additional expenses in future periods.

Derivative Financial Instruments: The Corporation is exposed to certain market risks arising from its business operations. With products and services marketed in over 100 countries and with manufacturing sites in 11 countries, the Corporation is exposed to risks arising from changes in foreign currency rates. Also, the materials used in the manufacturing of the Corporation’s products, which include certain components and raw materials, are subject to price volatility. These component parts and raw materials are principally subject to market risk associated with changes in the price of nickel, steel, resins, copper, aluminum, and zinc. The Corporation is also exposed to market risks associated with changes in interest rates. The primary risks managed by derivative instruments are foreign currency exchange risk, commodity price risk, and interest rate risk. The Corporation also manages each of these risks using methods other than derivative instruments. The Corporation does not utilize derivatives that contain leverage features.

The Corporation accounts for its derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value.

In accordance with SFAS No. 133, on the date on which the Corporation enters into a derivative, the derivative is generally designated as a hedge of the identified exposure. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Corporation measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. The Corporation enters into certain derivatives that are not designated as a hedge of the identified exposures; however, these derivatives – while not designated under SFAS No. 133 – are believed to be hedges of the underlying economic exposure.

Cash Flow Hedging Strategy. For each derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.

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

Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange risk associated with forecasted sale or purchase of product manufactured in a currency different than that of the selling subsidiary. The objective of the hedges is to reduce the variability of cash flows associated with the receipt or payment of those foreign currency risks. When the functional currency of the selling subsidiary weakens against the exposed currency, the increase in the present value of the future foreign currency cash flow associated with the purchase of product is offset by gains in the fair value of the forward contract designated as hedged. Conversely, when the functional currency of the selling subsidiary strengthens against the exposed currency, the decrease in the present value of the future foreign currency cash flow associated with the purchase of product is offset by losses in the fair value of the forward contract designated as hedged. The Corporation may also manage this foreign currency exchange risk through the use of options. No options to buy or sell currencies were outstanding at December 31, 2008.

The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2008 and 2007, in millions of dollars, which were entered into to hedge forecasted purchases, including details by major currency as of December 31, 2008. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2008	BUY	SELL
United States dollar	$416.7	$(21.5)
Pound sterling	—	(49.5)
Euro	111.5	(194.2)
Canadian dollar	—	(199.7)
Australian dollar	—	(6.5)
Czech koruna	33.4	—
Swedish krona	—	(25.9)
Norwegian krone	—	(14.9)
Other	21.6	(6.1)
Total	$583.2	$(518.3)

AS OF DECEMBER 31, 2007
Total	$781.7	$(810.6)

Forward contracts on various foreign currencies are also entered into to manage the foreign currency exchange risk associated with foreign currency denominated assets, liabilities, and firm commitments. The objective of the hedges is to reduce the variability of cash flows associated with the receipt or payment of those foreign currency risks. When the functional currency of the selling subsidiary weakens against the exposed currency, the increase in the present value of the future foreign currency cash flow associated with the future receipt or payment of the foreign currency denominated asset or liability is offset by gains in the fair value of the forward contract designated as hedged. Conversely, when the functional currency of the selling subsidiary strengthens against the exposed currency, the decrease in the future receipt or payment of the foreign currency denominated asset or liability is offset by losses in the fair value of the forward contract designated as hedged.

The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2008 and 2007, in millions of dollars, which were entered into to hedge foreign currency denominated assets, liabilities, and firm commitments, including details by major currency as of December 31, 2008. Foreign currency amounts were translated at current rates as of the reporting date. The "Buy" amounts represent the United States dollar equivalent of commitments to purchase currencies, and the "Sell" amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2008	BUY	SELL
United States dollar	$689.7	$(1,508.3)
Pound sterling	802.8	(167.4)
Euro	619.8	(518.8)
Canadian dollar	.6	(62.8)
Japanese yen	24.4	(32.2)
Swedish krona	94.3	(72.5)
Swiss franc	2.2	(17.1)
Norwegian krone	1.7	(5.7)
Danish krone	1.6	(35.1)
Other	24.3	(14.3)
Total	$2,261.4	$(2,434.2)

AS OF DECEMBER 31, 2007
Total	$2,489.5	$(2,491.1)

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

The Corporation has entered into forward contracts on certain commodities – principally zinc and copper – to manage the price risk associated with the forecasted purchases of materials used in the manufacturing of the Corporation’s products. The objective of the hedge is to reduce the variability of cash flows associated with the forecasted purchase of those commodities. The Corporation had the following notional amounts of commodity contracts outstanding (in millions of pounds).

AS OF DECEMBER 31,	2008	2007
Zinc	13.7	11.7
Copper	3.3	2.7

Fair Value Hedging Strategy. For each derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values. The Corporation manages its interest rate risk, primarily through the use of interest rate swap agreements, in order to achieve a cost-effective mix of fixed and variable rate indebtedness. It seeks to issue debt opportunistically, whether at fixed or variable rates, at the lowest possible costs. The Corporation may, based upon its assessment of the future interest rate environment, elect to manage its interest rate risk associated with changes in the fair value of its indebtedness through the use of interest rate swaps. The interest rate swap agreements utilized by the Corporation effectively modify the Corporation’s exposure to interest rates by converting the Corporation’s fixed-rate debt, to the extent it has been swapped, to a floating rate. The Corporation has designated each of its outstanding interest rate swap agreements as fair value hedges of the underlying fixed rate obligation. The fair value of the interest rate swap agreements is recorded in other current assets, other assets, other current liabilities, or other long-term liabilities with a corresponding increase or decrease in the fixed rate obligation. The changes in the fair value of the interest rate swap agreements and the underlying fixed rate obligations are recorded as equal and offsetting unrealized gains and losses in interest expense in the Consolidated Statement of Earnings. Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap.

As of December 31, 2008 and 2007, the total notional amount of the Corporation’s portfolio of fixed-to-variable interest rate swap instruments was $325.0 million.

Net Investment Hedging Strategy. For derivatives that are designated and qualify as hedges of net investments in subsidiaries located outside the United States, the gain or loss (net of tax) is reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment to the extent the derivative is effective. Any ineffective portion of net investment hedges are recognized in current earnings. Amounts due from or to counterparties are included in other current assets or other current liabilities. The objective of the hedge is to protect the value of the Corporation’s investment in its foreign subsidiaries.

As of December 31, 2008 and 2007, the total notional amount of the Corporation’s net investment hedges consisted of contracts to sell the British Pound Sterling in the amount of £383.8 million and £483.8 million, respectively.

Other Hedging Strategy. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The notional amounts of derivative instruments not designated as hedging instruments at December 31, 2008 and 2007, were not material.

Credit Exposure. The Corporation is exposed to credit-related losses in the event of nonperformance by counterparties to certain derivative financial instruments. The Corporation monitors the creditworthiness of the counterparties and presently does not expect default by any of the counterparties. The Corporation does not obtain collateral in connection with its derivative financial instruments.

The credit exposure that results from interest rate and foreign exchange contracts is the fair value of contracts with a positive fair value as of the reporting date. Some derivatives are not subject to credit exposures. The fair value of all financial instruments is summarized in Note 10.

Fair Value Measurements: In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB adopted a one-year deferral of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized and disclosed at fair value in the financial statements on at least an annual basis.

The Corporation adopted SFAS No. 157 effective January 1, 2008, for measuring financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in the financial statements on at least an annual basis. The Corporation will be required to adopt the measurement and disclosure requirements of SFAS No. 157 for all other non-financial assets and liabilities as of January 1, 2009.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierachy that prioritizes the inputs used to measure fair value. This hierachy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

• Level 1 – Quoted prices in active markets for identical assets or liabilities.

• Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

• Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Income Taxes: The Corporation accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for income taxes. The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of wholly-owned foreign subsidiaries as substantially all such earnings are permanently reinvested, or will only be repatriated when possible to do so at minimal additional tax cost.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance for balance sheet classification, interest and penalties associated with tax matters, accounting in interim periods, disclosure, and transition. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. The Corporation adopted FIN 48 effective January 1, 2007. Consistent with its past practice, the Corporation continued to recognize interest and penalties as income tax expense. The impact of the adoption of FIN 48 is more fully disclosed in Note 11.

New Accounting Pronouncements: As previously noted, the Corporation is required to adopt the provisions of SFAS No. 157 for certain non-financial assets and liabilities as of January 1, 2009. The Corporation does not believe that the adoption of SFAS No. 157, with respect to measuring the fair value of non-financial assets and liabilities, will have a material impact on its financial position or results of operation.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and the related hedged item affect an entity’s results of operations, financial performance, and cash flows. This statement is effective for the Corporation on January 1, 2009. Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Corporation’s adoption of SFAS No. 161 will not have any effect on its earnings or financial position.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. FSP EITF 03-6-1, is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Corporation expects that the adoption of FSP EITF 06-3-1 will result in a reduction of approximately 1% of previously reported basic and diluted earnings per share for each of the years in the three years ended December 31, 2008.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP  132(R)-1). FSP 132(R)-1 provides enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including (i) investment policies and strategies, (ii) major categories of plan assets, (iii) the valuation techniques used to measure the fair value of plan assets, including the effect of significant unobservable inputs on changes in plan assets, and (iv) significant concentrations within plan assets. This statement is effective for the Corporation on December 31, 2009. Since FSP 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Corporation’s adoption of FSP 132(R)-1 will not have any effect on its earnings or financial position.

NOTE 2: ACQUISITIONS

Effective September 9, 2008, the Corporation acquired Spiralock Corporation (Spiralock) for a cash purchase price of $24.1 million. The final purchase price is subject to customary adjustments based upon changes in the net assets of Spiralock as of the closing date. The addition of Spiralock to the Corporation’s Fastening and Assembly Systems segment allows the Corporation to offer customers a broader range of products.

The allocation of the purchase price, subject to any purchase price adjustment, resulted in the recognition of $13.9 million of goodwill primarily related to the anticipated future earnings and cash flows of Spiralock. The transaction also generated $10.2 million of finite-lived intangible assets that will be amortized over 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet. The Corporation does not believe that the goodwill and intangible assets recognized will be deductible for income tax purposes.

The Corporation also acquired another business during 2008, included in the Corporation’s Power Tools and Accessories segment, for a purchase price of $3.8 million. Of that purchase price, $1.6 million was paid in 2008 and the remainder will be paid in 2009.

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

These acquisitions have been accounted for in accordance with SFAS No. 141, Business Combinations, and accordingly, the financial position and results of operations have been included in the Corporation’s Consolidated Balance Sheet and Statement of Earnings since the date of acquisition.

NOTE 3: INVENTORIES

The classification of inventories at the end of each year, in millions of dollars, was as follows:

	2008	2007
FIFO cost
Raw materials and work-in-process	$263.9	$275.4
Finished products	783.8	885.2
	1,047.7	1,160.6
Adjustment to arrive at LIFO inventory value	(23.5)	(14.8)
	$1,024.2	$1,145.8

The cost of United States inventories stated under the LIFO method was approximately 44% and 50% of the value of total inventories at December 31, 2008 and 2007, respectively.

NOTE 4: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

	2008	2007
Property, plant, and equipment at cost:
Land and improvements	$41.3	$43.8
Buildings	299.7	308.0
Machinery and equipment	1,288.9	1,435.8
	1,629.9	1,787.6
Less accumulated depreciation	1,102.0	1,191.4
	$527.9	$596.2

Depreciation expense was $125.2 million, $132.6 million, and $146.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 5: GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable business segment, in millions of dollars, were as follows:

	POWER TOOLS & ACCESSORIES	HARDWARE & HOME IMPROVEMENT	FASTENING & ASSEMBLY SYSTEMS	TOTAL
Balance at January 1, 2007	$437.1	$463.8	$294.7	$1,195.6
Acquisition	—	—	.5	.5
Activity associated with prior year acquisition	(4.1)	—	—	(4.1)
Currency translation adjustment	3.4	.6	16.9	20.9
Balance at December 31, 2007	436.4	464.4	312.1	1,212.9
Acquisition	—	—	13.9	13.9
Currency translation adjustment	(3.5)	(1.0)	.9	(3.6)
Balance at December 31, 2008	$432.9	$463.4	$326.9	$1,223.2

The carrying amount of acquired intangible assets included in other assets at the end of each year, in millions of dollars, was as follows:

	2008	2007
Customer relationships (net of accumulated amortization of $15.7 in 2008 and $10.3 in 2007)	$56.9	$53.0
Technology and patents (net of accumulated amortization of $9.5 in 2008 and $7.0 in 2007)	14.2	14.2
Trademarks and trade names (net of accumulated amortization of $5.6 in 2008 and $3.7 in 2007)	206.5	208.4
Total intangibles, net	$277.6	$275.6

Trademarks and trade names include indefinite-lived assets of $193.9 million at December 31, 2008 and 2007, respectively.

Expense associated with the amortization of finite-lived intangible assets in 2008, 2007, and 2006 was $9.8 million, $9.1 million, and $7.3 million, respectively. At December 31, 2008, the weighted-average amortization periods were 13 years for customer relationships, 11 years for technology and patents, and 10 years for trademarks and trade names. The estimated future amortization expense for identifiable intangible assets during each of the next five years is approximately $10.0 million.

NOTE 6: OTHER CURRENT LIABILITIES

Other current liabilities at the end of each year, in millions of dollars, included the following:

	2008	2007
Trade discounts and allowances	$202.8	$239.7
Employee benefits	128.8	155.2
Salaries and wages	81.1	92.0
Advertising and promotion	37.8	52.4
Warranty	55.2	60.5
Income taxes, including deferred taxes	102.0	88.8
All other	339.7	357.7
	$947.4	$1,046.3

All other at December 31, 2008 and 2007, consisted primarily of accruals for foreign currency derivatives, environmental exposures, interest, insurance, restructuring, and taxes other than income taxes.

The following provides information with respect to the Corporation’s warranty accrual, in millions of dollars:

	2008	2007
Warranty reserve at January 1	$60.5	$60.2
Accruals for warranties issued during the period and changes in estimates related to pre-existing warranties	123.0	118.8
Settlements made	(125.1)	(120.9)
Currency translation adjustments	(3.2)	2.4
Warranty reserve at December 31	$55.2	$60.5

NOTE 7: SHORT-TERM BORROWINGS

Short-term borrowings in the amounts of $83.3 million and $329.7 million at December 31, 2008 and 2007, respectively, consisted primarily of borrowings under the terms of the Corporation’s commercial paper program, uncommitted lines of credit, and other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 2.20% and 5.45% at December 31, 2008 and 2007, respectively.

The Corporation maintains an agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue. The maximum amount authorized for issuance under its commercial paper program is $1.0 billion. The Corporation’s ability to borrow under this commercial paper agreement is generally dependent upon the Corporation maintaining a minimum short-term debt credit rating of A2 / P2. There was $65.0 million and $324.1 million outstanding under this agreement at December 31, 2008 and 2007, respectively.

In October 2004, the Corporation entered into a $1.0 billion unsecured revolving credit facility that would have expired in October 2009. In December 2007, the Corporation replaced that $1.0 billion unsecured revolving credit facility (the Former Credit Facility) with a $1.0 billion senior unsecured revolving credit agreement (the Credit Facility) that expires December 2012. The amount available for borrowings under the Credit Facility was $935.0 million and $675.9 million at December 31, 2008 and 2007, respectively.

Under the Credit Facility, the Corporation has the option of borrowings at London Interbank Offered Rate (LIBOR) plus an applicable margin or at other variable rates set forth therein. The Credit Facility provides that the interest rate margin over LIBOR, initially set at .30%, will increase (by a maximum amount of ..30%) or decrease (by a maximum amount of .12%) based on changes in the ratings of the Corporation’s long-term senior unsecured debt.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Credit Facility, the Corporation is required to pay an annual facility fee, initially equal to .10% of the amount of the aggregate commitments under the Credit Facility, whether used or unused. The Corporation is also required to pay a utilization fee, initially equal to .05% per annum, applied to the outstanding balance when borrowings under the Credit Facility exceed 50% of the aggregate commitments. The Credit Facility provides that both the facility fee and the utiliza-

tion fee will increase or decrease based on changes in the ratings of the Corporation’s long-term senior unsecured debt.

The Credit Facility includes usual and customary covenants for transactions of this type, including covenants limiting liens on assets of the Corporation, sale-leaseback transactions and certain asset sales, mergers or changes to the businesses engaged in by the Corporation. The Credit Facility requires that the Corporation maintain specific leverage and interest coverage ratios. As of December 31, 2008, the Corporation was in compliance with all terms and conditions of the Credit Facility.

Under the Former Credit Facility, the Corporation had the option of borrowing at LIBOR plus a specified percentage, or at other variable rates set forth therein. The Former Credit Facility provided that the interest rate margin over LIBOR, initially set at .375%, would increase (by a maximum amount of .625%) or decrease (by a maximum amount of .115%) based upon changes in the ratings of the Corporation’s long-term senior unsecured debt.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the Former Credit Facility, the Corporation was required to pay an annual facility fee, equal to .125%, of the amount of the Former Credit Facility’s commitment, whether used or unused. The Corporation was also required to pay a utilization fee, equal to .125%, applied to the outstanding balance when borrowings under the Former Credit Facility exceed 50% of the Former Credit Facility. The Former Credit Facility provided that both the facility fee and the utilization fee would increase or decrease based upon changes in the ratings of the Corporation’s long-term senior unsecured debt.

Under the terms of uncommitted lines of credit at December 31, 2008, the Corporation may borrow up to approximately $375 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

The average borrowings outstanding under the Corporation’s commercial paper program, uncommitted lines of credit, and other short-term borrowing arrangements during 2008 and 2007 were $651.7 million and $361.0 million, respectively.

NOTE 8: LONG-TERM DEBT

The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

	2008	2007
7.125% notes due 2011 (including discount of $.7 in 2008 and $1.1 in 2007)	$399.3	$398.9
4.75% notes due 2014 (including discount of $1.3 in 2008 and $1.5 in 2007)	298.7	298.5
5.75% notes due 2016 (including discount of $1.0 in 2008 and $1.1 in 2007)	299.0	298.9
7.05% notes due 2028	150.0	150.0
Other loans due through 2012	225.0	.3
Fair value hedging adjustment	72.8	32.7
Less current maturities of long-term debt	(.1)	(.2)
	$1,444.7	$1,179.1

During 2008, the Corporation entered into loan agreements in the aggregate amount of $225.0 million, with $125.0 million and $100.0 million maturing in April 2011 and December 2012, respectively. The terms of the loan agreements permit repayment prior to maturity. Borrowings under the loan agreements are at variable rates. The average borrowing rate under the loan agreements is LIBOR plus 1.14%. At December 31, 2008, the weighted-average interest rate on these loans were 3.76%.

As more fully described in Note 1, at December 31, 2008 and 2007, the carrying amount of long-term debt and current maturities thereof includes $72.8 million and $32.7 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swap agreements. Deferred gains on the early termination of interest rate swaps were $29.0 million and $21.1 million at December 31, 2008 and 2007.

Indebtedness of subsidiaries in the aggregate principal amounts of $152.8 million and $155.9 million were included in the Consolidated Balance Sheet at December 31, 2008 and 2007, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

Principal payments on long-term debt obligations due over the next five years are as follows: $.1 million in 2009, $— million in 2010, $525.0 million in 2011, $100.0 million in 2012, and $— million in 2013. Interest payments on all indebtedness were $101.1 million in 2008, $104.3 million in 2007, and $98.0 million in 2006.

NOTE 9: DERIVATIVE FINANCIAL INSTRUMENTS

As more fully described in Note 1, the Corporation is exposed to market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. The Corporation manages these risks by entering into derivative financial instruments. The Corporation also manages these risks using methods other than derivative financial instruments. The fair value of all financial instruments is summarized in Note 10.

Foreign Currency Derivatives: As more fully described in Note 1, the Corporation enters into various foreign currency contracts in managing its foreign currency exchange risk. Generally, the foreign currency contracts have maturity dates of less than twenty-four months. The contractual amounts of foreign currency derivatives, principally forward exchange contracts, generally are exchanged by the counterparties.

Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation’s cash flow hedges that were recorded to earnings during 2008, 2007, and 2006 were not significant.

Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2008, that are expected to be reclassified into earnings during 2009 represent an after-tax gain of $44.4 million. The amounts expected to be reclassified into earnings during 2009 include unrealized gains and losses related to open foreign currency contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Interest Rate Derivatives: The Corporation’s portfolio of interest rate swap instruments at December 31, 2008 and 2007, consisted of $325.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 4.81% and 5.08%, respectively. The basis of the variable rate paid is LIBOR.

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

Commodity Derivatives: As more fully described in Note 1, the Corporation enters into various commodity contracts in managing price risk related to metal purchases used in the manufacturing process. Generally, the commodity contracts have maturity dates of less than twenty-four months. The amounts exchanged by the counterparties to the commodity contracts normally are based upon the notional amounts and other terms, generally related to commodity prices.  While the notional amounts of the commodity contracts form part of the basis for the amounts exchanged by the counterparties, the notional amounts are not themselves exchanged, and, therefore, do not represent a measure of the Corporation’s exposure as an end user of derivative financial instruments.

Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation’s cash flow hedges for commodity trades recorded to earnings during 2008, 2007, and 2006 were not significant.

Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2008, that are expected to be reclassified into earnings during 2009 represent an after-tax loss of $5.2 million. The amount expected to be reclassified into earnings during 2009 includes unrealized gains and losses related to open commodity contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Credit Exposure: The Corporation’s credit exposure on foreign currency, interest rate, and commodity derivatives as of December 31, 2008 and 2007 were $183.4 million and $12.5 million, respectively. That credit exposure reflects the effects of legally enforceable master netting arrangements.

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

As more fully discussed in Note 1, effective January 1, 2008, the Corporation adopted SFAS No. 157 for measuring financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in the financial statements.  The following information as it pertains to 2008 is presented in accordance with the requirements of SFAS No. 157. Information pertaining to 2007 is presented in accordance with disclosure requirements in effect prior to the adoption of SFAS No. 157.

The following table presents the fair value of the Corporation’s financial instruments as of December 31, 2008, in millions of dollars. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	FIN 39 NETTING	(a)	DECEMBER 31, 2008
Assets:
Investments	$45.8	$21.7	$—		$67.5
Derivatives	—	402.7	(219.3)		183.4
Liabilities:
Derivatives	(7.7)	(261.6)	219.3		(50.0)
Debt	—	(1,370.8)	—		(1,370.8)

(a)
FASB Interpretation No. 39 (FIN 39), Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting arrangement exists.

The carrying amounts of investments and derivatives are equal to their fair value. The carrying amount of debt at December 31, 2008, is $1,528.1 million.

Investments, derivative contracts and debt are valued at December 31, 2008, using quoted market prices for identical or similar assets and liabilities. Investments classified as Level 1 include those whose fair value is based on identical assets in an active market. Investments classified as Level 2 include those whose fair value is based upon identical assets in markets that are less active. The fair value for derivative contracts are based upon current quoted market prices and are classified as Level 1 or Level 2 based on the nature of the underlying markets in which these derivatives are traded. The fair value of debt is based upon current quoted market prices in markets that are less active.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments at December 31, 2007:

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

The following table sets forth, in millions of dollars, the carrying amounts and fair values of the Corporation’s financial instruments as of December 31, 2007, prior to the adoption of SFAS No. 157, except for those noted above for which carrying amounts approximate fair values:

ASSETS (LIABILITIES)	CARRYING AMOUNT	FAIR VALUE
Non-derivatives:
Investments	$90.8	$90.8
Long-term debt	(1,179.1)	(1,146.1)
Derivatives relating to:
Debt
Assets	11.6	11.6
Foreign Currency
Assets	18.0	18.0
Liabilities	(44.0)	(44.0)

NOTE 11: INCOME TAXES

Earnings before income taxes for each year, in millions of dollars, were as follows:

	2008	2007	2006
United States	$.4	$97.2	$295.7
Other countries	364.3	400.4	368.7
	$364.7	$497.6	$664.4

Significant components of income taxes (benefit) for each year, in millions of dollars, were as follows:

	2008	2007	2006
Current:
United States	$(6.1)	$(65.5)	$135.4
Other countries	69.8	68.6	61.1
	63.7	3.1	196.5
Deferred:
United States	3.2	(16.3)	(11.9)
Other countries	4.2	(7.3)	(6.3)
	7.4	(23.6)	(18.2)
	$71.1	$(20.5)	$178.3

Income tax benefits recorded directly as an adjustment to equity as a result of the exercise of employee stock options and the vesting of other stock-based compensation arrangements were $.1 million, $13.3 million, and $9.7 million in 2008, 2007, and 2006, respectively. Income tax expense (benefits) recorded directly as an adjustment to equity as a result of hedging activities were $89.4 million, $(13.8) million, and $(8.9) million in 2008, 2007, and 2006, respectively.

Income tax payments were $168.1 million in 2008, $139.5 million in 2007, and $221.7 million in 2006.

Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

	2008	2007
Deferred tax liabilities:
Other	$(80.4)	$(63.4)
Gross deferred tax liabilities	(80.4)	(63.4)
Deferred tax assets:
Tax loss carryforwards	36.2	80.5
Postretirement benefits	209.1	65.3
Environmental remediation matters	34.7	36.0
Stock-based compensation	40.7	33.3
Other	163.9	193.3
Gross deferred tax assets	484.6	408.4
Deferred tax asset valuation allowance	(27.6)	(25.9)
Net deferred tax assets	$376.6	$319.1

Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other current liabilities, and other long-term liabilities. Other deferred tax assets principally relate to accrued liabilities that are not currently deductible and items relating to uncertain tax benefits which would not affect the annual effective tax rate. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax assets or liabilities. As further described below, the January 1, 2007, adoption of FIN 48 resulted in a $157.8 million reduction in deferred tax liabilities and a $12.2 million net reduction in deferred tax assets.

During the year ended December 31, 2007, the deferred tax asset valuation allowance decreased by $91.9 million. That decrease was principally attributable to the settlement of tax litigation that is further described below.

Tax loss carryforwards at December 31, 2008, consisted of net operating losses expiring from 2009 to 2026.

A reconciliation of income taxes (benefit) at the federal statutory rate to the Corporation’s income taxes for each year, in millions of dollars, is as follows:

	2008	2007	2006
Income taxes at federal statutory rate	$127.6	$174.2	$232.5
Settlement of tax litigation	—	(153.4)	—
Lower effective taxes on earnings in other countries	(59.5)	(53.6)	(59.0)
Other – net	3.0	12.3	4.8
Income taxes (benefit)	$71.1	$(20.5)	$178.3

At December 31, 2008, unremitted earnings of subsidiaries outside of the United States were approximately $2.2 billion, on which no United States taxes had been provided. The Corporation’s intention is to reinvest these earnings permanently or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

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

As of December 31, 2008 and 2007, the Corporation has recognized $255.8 million and $398.7 million, respectively, of liabilities for unrecognized tax benefits of which $24.3 million and $81.3 million, respectively, related to interest. As of December 31, 2008 and 2007, the Corporation classified $47.5 million and $75.4 million, respectively, of its liabilities for unrecognized tax benefits within other current liabilities. Non-current tax reserves are recorded in other long-term liabilities in the Consolidated Balance Sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, for each year, in million of dollars, is set forth below:

	2008	2007
Balance at January 1	$317.4	$359.5
Additions based on tax positions related to current year	33.9	35.2
Additions for tax positions related to prior years	65.5	63.0
Reductions for tax positions related to prior years	(40.3)	(115.0)
Settlements (payments)	(57.0)	(26.2)
Expiration of the statute of limitations	(75.1)	(13.5)
Foreign currency translation adjustment	(12.9)	14.4
Balance at December 31	$231.5	$317.4

The liabilities for unrecognized tax benefits at December 31, 2008 and 2007, include $38.0 million and $83.5 million, respectively, for which the disallowance of such items would not affect the annual effective tax rate. However, the timing of the realization of the tax benefits is uncertain. Such uncertainty would not impact tax expense but could affect the timing of tax payments to taxing authorities.

The Corporation recognizes interest and penalties relating to its liabilities for unrecognized tax benefits as an element of tax expense. During the years ended December 31, 2008 and 2007, the Corporation recognized $13.4 million and $20.7 million, respectively, in interest as a component of tax expense. Penalties were not significant.

The Corporation conducts business globally and, as a result, the Corporation and/or one or more of its subsidiaries file income tax returns in the federal and various state jurisdictions in the U.S. as well as in various jurisdictions outside of the U.S. In certain jurisdictions, the Corporation is either currently in the process of a tax examination or the statute of limitations has not yet expired. The Corporation generally remains subject to examination of its U.S. federal income tax returns for 2006 and later years, except as disclosed below. In the U.S., the Corporation generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification of the states. The Corporation generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. for periods ranging from three to five years after the date the return was filed. However, in Canada and Germany, the Corporation remains subject to examination of its tax returns for 1999 and later years.

During 2003, the Corporation received notices of proposed adjustments from the U.S. Internal Revenue Service (IRS) in connection with audits of the tax years 1998 through 2000. The principal adjustment proposed by the IRS, and disputed by the Corporation, consisted of the disallowance of a capital loss deduction taken in the Corporation’s tax returns and interest on the deficiency. This matter was the subject of litigation between the Corporation and the U.S. government. If the U.S. government were to have prevailed in its disallowance of the capital loss deduction and imposition of related interest, it would have resulted in a cash outflow by the Corporation of approximately $180 million. If the Corporation were to have prevailed, it would have resulted in the Corporation receiving a refund of taxes previously paid of approximately $50 million, plus interest. In December 2007, the Corporation and the U.S. government reached a settlement agreement with respect to the previously described litigation. That settlement agreement resolved the litigation relating to the audits of the tax years 1998 through 2000 and also resolved the treatment of this tax position in subsequent years. As a result of the settlement agreement, the Corporation recognized a $153.4 million reduction to tax expense in 2007, representing a reduction of the previously unrecognized tax benefit associated with the IRS’s disallowance of the capital loss, the imposition of related interest, and the effects of certain related tax positions taken in subsequent years. The effect of tax positions taken in subsequent years included the recognition of $31.4 million of previously unrecognized net operating loss carryforwards of a subsidiary. The IRS closing agreements were finalized in 2008. The Corporation made cash payments of approximately $50 million during 2008 relating to this settlement.

Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s financial statements or income tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The Corporation is currently undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany, and the United Kingdom. The IRS completed its examination of the Corporation’s U.S. Federal income tax returns for 2004 and 2005 in 2008. At that time, the Corporation received notices of proposed adjustments from the IRS in conjunction with those audits. The Corporation vigorously disputes the position taken by the IRS on these matters and has initiated an appeals process with the IRS. The IRS is currently examining the Corporation’s U.S. federal income tax returns for 2006 and 2007. To date, no proposed adjustments have been issued; however, the Corporation expects that the IRS will complete that examination in 2010. The Corporation is also subject to legal proceedings regarding certain of its tax positions in a number of countries, including Italy. The final outcome of the future tax consequences of these examinations and legal proceedings as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

NOTE 12: POSTRETIREMENT BENEFITS

As disclosed in Note 1 of Notes to Consolidated Financial Statements, effective December 31, 2008, SFAS No. 158 requires that the funded status of the Corporation’s defined benefit pension and postretirement plans be measured at December 31. In 2007, the Corporation used a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans. The following tables set forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet, in millions of dollars.

	2008			2007
	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,013.2	$793.1	$86.9	$1,074.8	$794.0	$88.8
Service cost	26.1	14.7	.8	24.8	14.7	.8
Interest cost	78.1	49.1	4.9	62.5	39.6	5.3
Curtailment gain	(1.1)	(1.5)	—	—	—	—
Plan participants’ contributions	—	1.6	3.3	—	1.4	3.6
Actuarial (gains) losses	(21.9)	(96.7)	3.4	(83.5)	(76.6)	2.4
Foreign currency exchange rate changes	—	(182.3)	(1.9)	—	54.2	1.1
Benefits paid	(82.1)	(46.6)	(15.6)	(65.4)	(34.3)	(15.1)
Plan amendments	—	—	(.4)	—	.1	—
Benefit obligation at end of year	1,012.3	531.4	81.4	1,013.2	793.1	86.9
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	987.8	643.6	—	914.2	566.0	—
Actual return/(loss) on plan assets	(297.1)	(119.6)	—	139.0	58.8	—
Expenses	(9.2)	(2.1)	—	(6.5)	(1.5)	—
Benefits paid	(82.1)	(44.5)	(15.6)	(65.4)	(32.8)	(15.1)
Employer contributions	7.0	21.4	12.3	6.5	16.0	11.5
Contributions by plan participants	—	1.6	3.3	—	1.4	3.6
Foreign currency exchange rate changes	—	(156.8)	—	—	35.7	—
Fair value of plan assets at end of year	606.4	343.6	—	987.8	643.6	—
Funded status	(405.9)	(187.8)	(81.4)	(25.4)	(149.5)	(86.9)
Contributions subsequent to measurement date	—	—	—	.1	4.5	—
Accrued benefit cost at December 31	$(405.9)	$(187.8)	$(81.4)	$(25.3)	$(145.0)	$(86.9)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
Noncurrent assets	$17.5	$—	$—	$75.6	$.9	$—
Current liabilities	(8.6)	(5.3)	(9.3)	(7.6)	(5.2)	(9.6)
Postretirement benefits	(414.8)	(182.5)	(72.1)	(93.3)	(140.7)	(77.3)
Net amount recognized at December 31	$(405.9)	$(187.8)	$(81.4)	$(25.3)	$(145.0)	$(86.9)
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF MEASUREMENT DATE
Discount rate	6.75%	6.16%	6.25%	6.50%	5.67%	6.00%
Rate of compensation increase	3.95%	3.60%	—	3.95%	3.65%	—

The amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2008 and 2007, are as follows, in millions of dollars:

DECEMBER 31, 2008	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS	TOTAL
Prior service (cost) credit	$(9.9)	$(5.4)	$23.1	$7.8
Net loss	(556.3)	(117.8)	(15.1)	(689.2)
Total	$(566.2)	$(123.2)	$8.0	$(681.4)

DECEMBER 31, 2007
Prior service (cost) credit	$(11.8)	$(10.8)	$26.3	$3.7
Net loss	(196.7)	(93.1)	(11.8)	(301.6)
Total	$(208.5)	$(103.9)	$14.5	$(297.9)

The amounts in accumulated other comprehensive income (loss) as of December 31, 2008, that are expected to be recognized as components of net periodic benefit cost (credit) during 2009 are as follows, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS	TOTAL
Prior service cost (credit)	$1.4	$.9	$(3.4)	$(1.1)
Net loss	18.4	—	.8	19.2
Total	$19.8	$.9	$(2.6)	$18.1

The allocation, by asset category, of assets of defined benefit pension plans in the United States at December 31, 2008 and September 30, 2007, respectively, were as follows:

	2008	2007
Equity Securities	60%	69%
Fixed Income Securities	36%	28%
Alternative Investments	4%	3%
	100%	100%

At December 31, 2008, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans in the United States is equity securities – 65% (comprised of 50% U.S. and 15% non-U.S. equities); fixed income securities – 30%; and alternative investments – 5%.

The allocation, by asset category, of assets of defined benefit pension plans outside of the United States at December 31, 2008 and September 30, 2007, respectively, were as follows:

	2008	2007
Equity Securities	60%	72%
Fixed Income Securities	31%	20%
Real Estate	7%	7%
Other	2%	1%
	100%	100%

At December 31, 2008, the Corporation’s targeted allocation, by asset category, of assets of defined benefit pension plans outside of the United States is equity securities – 65%; fixed income securities – 28%; and real estate – 7%.

To the extent that the actual allocation of plan assets differs from the targeted allocation by more than 5% for any category, plan assets are rebalanced within three months.

The Corporation establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied. The Corporation’s weighted-average expected long-term return on plan assets assumption for defined benefit pension plans in the United States and outside of the United States will be 8.25% and 7.24%, respectively, in 2009.

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year, in millions of dollars, follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES
	2008	2007	2008	2007
All defined benefit plans:
Accumulated benefit obligation	$958.4	$948.3	$504.4	$746.4
Unfunded defined benefit plans:
Projected benefit obligation	95.3	100.9	119.4	126.9
Accumulated benefit obligation	84.5	82.3	110.5	116.6
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	1,006.1	100.9	522.3	126.9
Accumulated benefit obligation	952.2	82.3	496.1	116.6
Fair value of plan assets	582.7	—	334.6	—

The following table sets forth, in millions of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS
2009	$74.8	$28.6	$9.6
2010	75.3	29.5	9.4
2011	75.3	30.5	9.0
2012	74.9	31.5	8.5
2013	96.7	32.7	8.2
2014-2018	391.6	178.3	36.2

The net periodic cost (benefit) related to the defined benefit pension plans included the following components, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES			PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES
	2008	2007	2006	2008	2007	2006
Service cost	$22.6	$26.0	$24.8	$12.3	$14.7	$14.7
Interest cost	63.7	62.5	58.4	40.9	39.6	38.4
Expected return on plan assets	(77.9)	(75.6)	(76.7)	(40.1)	(39.3)	(34.6)
Amortization of prior service cost	2.1	2.1	3.3	1.4	1.7	1.7
Amortization of net actuarial loss	15.9	26.3	24.8	4.7	12.9	17.2
Curtailment loss	—	—	—	1.1	—	—
Net periodic cost	$26.4	$41.3	$34.6	$20.3	$29.6	$37.4
WEIGHTED-AVERAGE ASSUMPTIONS USED IN DETERMINING NET PERIODIC COST FOR YEAR:
Discount rate	6.50%	6.00%	5.75%	5.67%	4.93%	4.87%
Expected return on plan assets	8.75%	8.75%	8.75%	7.49%	7.49%	7.49%
Rate of compensation increase	4.00%	3.95%	4.00%	3.65%	3.65%	3.86%

The net periodic cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

	2008	2007	2006
Service cost	$.8	$.8	$1.0
Interest cost	4.9	5.3	5.9
Amortization of prior service cost	(3.6)	(4.5)	(4.6)
Amortization of net actuarial loss	.4	.2	.9
Curtailment gain	—	—	(.3)
Net periodic cost	$2.5	$1.8	$2.9
Weighted-average discount rate used in determining net periodic cost for year	6.00%	6.25%	6.00%

The health care cost trend rate used to determine the postretirement benefit obligation was 8.75% for participants under 65 and 8.50% for participants 65 and older in 2008. This rate decreases gradually to an ultimate rate of 5.0% in 2016, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

ONE-PERCENTAGE-POINT	INCREASE	(DECREASE)
Effect on total of service and interest cost components	$.3	$(.3)
Effect on postretirement benefit obligation	3.4	(3.2)

In 2009, the Corporation expects to make cash contributions of approximately $40 million to $45 million to its defined benefit pension plans. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits. In addition, the Corporation expects to continue to make contributions in 2009 sufficient to fund benefits paid under its other postretirement benefit plans during that year, net of contributions by plan participants. The Corporation expects that such contributions will be approximately $10 million in 2009.

Expense for defined contribution plans amounted to $13.0 million, $12.4 million, and $12.5 million in 2008, 2007, and 2006, respectively.

NOTE 13: STOCKHOLDERS’ EQUITY

The Corporation repurchased 3,136,644,  5,477,243, and 11,753,700 shares of its common stock during 2008, 2007, and 2006 at an aggregate cost of $202.3 million, $461.4 million, and $896.0 million, respectively.

To reflect the repurchases in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $1.6 million in 2008, $2.7 million in 2007, and $5.9 million in 2006, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $52.3 million in 2008, $82.0 million in 2007, and $474.7 million in 2006 – amounts which brought capital in excess of par value to zero during the quarter in which the repurchases occurred; and (iii) last, charged the residual of $148.4 million in 2008, $376.7 million in 2007, and $415.4 million in 2006, to retained earnings.

SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as non-stockholder changes in equity. Accumulated other comprehensive income (loss) at the end of each year, in millions of dollars, included the following components:

	2008	2007
Foreign currency translation adjustment	$(65.4)	$125.5
Net gain (loss) on derivative instruments, net of tax	55.9	(27.6)
Minimum pension liability adjustment, net of tax	(446.8)	(196.2)
	$(456.3)	$(98.3)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.  The Corporation has designated certain intercompany loans and foreign currency derivative contracts as long-term investments in certain foreign subsidiaries. Net translation gains (losses) associated with these designated intercompany loans and foreign currency derivative contracts in the amounts of $151.6 million and $(3.3) million were recorded in the foreign currency translation adjustment in 2008 and 2007, respectively.

The minimum pension liability adjustments as of December 31, 2008 and 2007, are net of taxes of $234.6 million and $101.7 million, respectively.

NOTE 14: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each year were as follows:

(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)	2008	2007	2006
Numerator:
Net earnings	$293.6	$518.1	$486.1
Denominator:
Denominator for basic earnings per share – weighted-average shares	59.8	64.3	72.1
Employee stock options and other stock-based plans	1.1	1.7	2.1
Denominator for diluted earnings per share – adjusted weighted- average shares and assumed conversions	60.9	66.0	74.2
Basic earnings per share	$4.91	$8.06	$6.74
Diluted earnings per share	$4.82	$7.85	$6.55

The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The options indicated below were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year.

	2008	2007	2006
Number of options (in millions)	2.6	1.6	1.3
Weighted-average exercise price	$81.39	$88.76	$86.54

NOTE 15: STOCK-BASED COMPENSATION

The Corporation recognized total stock-based compensation costs of $32.7 million, $25.9 million, and $29.2 million in 2008, 2007, and 2006, respectively. These amounts are reflected in the Consolidated Statement of Earnings in selling, general, and administrative expenses. The total income tax benefit for stock-based compensation arrangements was $9.1 million, $7.9 million, and $9.1 million in 2008, 2007, and 2006, respectively.

At December 31, 2008, unrecognized stock-based compensation expense totaled $64.3 million. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.4 years. The Corporation’s stock-based employee compensation plans are described below.

Stock Option Plans: Under various stock option plans, options to purchase common stock may be granted until 2013. Options are granted at fair market value at the date of grant, generally become exercisable in four equal installments beginning one year from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options.

Under all stock option plans, there were 1,261,997 shares of common stock reserved for future grants as of December 31, 2008. Transactions are summarized as follows:

	STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE
Outstanding at December 31, 2005	6,271,898	$49.86
Granted	774,670	91.85
Exercised	(871,716)	43.76
Forfeited	(138,840)	69.45
Outstanding at December 31, 2006	6,036,012	55.68
Granted	790,470	88.38
Exercised	(1,406,664)	49.75
Forfeited	(154,788)	80.80
Outstanding at December 31, 2007	5,265,030	61.43
Granted	548,020	67.11
Exercised	(163,728)	51.74
Forfeited	(149,128)	83.80
Outstanding at December 31, 2008	5,500,194	$61.68
Options expected to vest at December 31, 2008	5,400,130	$61.35
Options exercisable at December 31, 2008	3,979,000	$54.27

As of December 31, 2008, the weighted average remaining contractual term was 5.1 years, 5.0 years, and 3.9 years for options outstanding, options expected to vest, and options exercisable, respectively. As of December 31, 2008, the aggregate intrinsic value was $5.2 million for options outstanding, options expected to vest, and options exercisable. These preceding aggregate intrinsic values represent the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. These amounts will change based on the fair market value of the Corporation’s stock.

Cash received from option exercises in 2008, 2007, and 2006, was $8.5 million, $70.0 million, and $38.5 million, respectively. The Corporation has recognized $.1 million, $13.3 million, and $9.7 million, as a financing cash flow, within the caption "Issuance of common stock", for the years ended December 31, 2008, 2007, and 2006, respectively, associated with the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements.

The total intrinsic value of options exercised in 2008, 2007, and 2006, was $2.5 million, $59.0 million, and $39.1 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $.9 million, $20.4 million, and $13.4 million in 2008, 2007, and 2006, respectively.

The weighted-average grant-date fair values of options granted during 2008, 2007, and 2006, were $17.85 per share, $22.98 per share, and $25.52 per share, respectively. The fair value of options granted during 2008, 2007, and 2006 were determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2008	2007	2006
Expected life in years	6.0	5.5	5.4
Interest rate	3.30%	4.56%	4.96%
Volatility	30.7%	25.3%	25.8%
Dividend yield	2.50%	1.90%	1.66%

The Corporation has a share repurchase program that was implemented based on the belief that its shares were undervalued and to manage share growth resulting from option exercises. At December 31, 2008, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3,777,145 shares of its common stock.

Restricted Stock Plan: Under two restricted stock plans, restricted stock or restricted stock units may be granted until 2018. Under these plans, eligible employees are awarded restricted shares or restricted share units of the Corporation’s common stock. Restrictions on awards generally expire from three to four years after issuance, subject to continuous employment and certain other conditions. Transactions are summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE FAIR VALUE AT GRANT DATE
Non-vested at December 31, 2005	437,696	$67.80
Granted	230,134	91.58
Forfeited	(37,093)	73.18
Vested	(12,699)	68.44
Non-vested at December 31, 2006	618,038	76.32
Granted	266,537	88.53
Forfeited	(46,425)	81.04
Vested	(157,056)	56.10
Non-vested at December 31, 2007	681,094	85.43
Granted	347,175	66.62
Forfeited	(53,592)	82.20
Vested	(50,263)	56.16
Non-vested at December 31, 2008	924,414	$80.15

The fair value of the shares vested during 2008, 2007, and 2006 were $3.3 million, $14.5 million, and $1.1 million, respectively.

Under all restricted stock plans, 931,248 shares of common stock were reserved for future grants at December 31, 2008.

Other Stock-based Compensation Plans: The Corporation has a Performance Equity Plan (PEP) under which awards payable in the Corporation’s common stock are made. Vesting of the awards, which can range from 0% to 150% of the initial award, is based on pre-established financial performance measures during a two-year performance period. The fair value of the shares that vested during 2008, 2007, and 2006 was $.1 million, $4.4 million, and $7.4 million, respectively. During 2007 and 2006, the Corporation granted 41,880 and 44,988, performance shares under the PEP, respectively. During 2008, there were no performance shares granted by the Corporation under the PEP.  At December 31, 2008, there were no performance shares outstanding under the PEP.  At December 31, 2007, there were 82,923 performance shares outstanding under the PEP.

The Corporation also has an Executive Long-Term Incentive/Retention Plan under which awards, payable in cash but indexed to the fair market value of the Corporation’s common stock, are made. Vesting of the awards generally occurs three years after the awards are made.

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

The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and industrial power tools and accessories, lawn and garden products, and electric cleaning, automotive, lighting, and household products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. On March 1, 2006, the Corporation acquired Vector, which is included in the Power Tools and Accessories segment. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems. On September 9, 2008, the Corporation acquired Spiralock Corporation (Spiralock). Spiralock is included in the Fastening and Assembly Systems segment.

Business Segments
(Millions of Dollars)

	Reportable Business Segments
Year Ended December 31, 2008	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustment, & Eliminations	Consolidated

Sales to unaffiliated customers	$4,371.6	$896.6	$700.4	$5,968.6	$117.5	$—	$6,086.1
Segment profit (loss) (for Consolidated, operating income before restructuring and exit costs)	321.3	76.9	103.3	501.5	32.7	(57.4)	476.8
Depreciation and amortization	90.5	20.6	21.6	132.7	2.8	1.1	136.6
Income from equity method investees	12.0	—	—	12.0	—	(.9)	11.1
Capital expenditures	57.3	16.4	18.7	92.4	1.6	4.8	98.8
Segment assets (for Consolidated, total assets)	2,526.2	573.5	433.4	3,533.1	(60.0)	1,710.2	5,183.3
Investment in equity method investees	26.8	—	.5	27.3	—	(1.7)	25.6

Year Ended December 31, 2007
Sales to unaffiliated customers	$4,843.7	$1,006.7	$718.3	$6,568.7	$(5.5)	$—	$6,563.2
Segment profit (loss) (for Consolidated, operating income before restructuring and exit costs)	488.8	114.9	111.5	715.2	(2.5)	(111.5)	601.2
Depreciation and amortization	97.4	22.8	20.6	140.8	(.3)	2.9	143.4
Income from equity method investees	12.7	—	—	12.7	—	(1.0)	11.7
Capital expenditures	65.5	20.8	21.8	108.1	.4	7.9	116.4
Segment assets (for Consolidated, total assets)	2,687.9	655.5	406.5	3,749.9	97.4	1,563.6	5,410.9
Investment in equity method investees	15.6	—	.5	16.1	—	(1.7)	14.4

Year Ended December 31, 2006
Sales to unaffiliated customers	$4,907.3	$1,014.5	$692.4	$6,614.2	$(166.9)	$—	$6,447.3
Segment profit (loss) (for Consolidated, operating income)	591.3	138.3	100.4	830.0	(21.5)	(68.1)	740.4
Depreciation and amortization	114.3	22.9	19.5	156.7	(4.0)	2.2	154.9
Income from equity method investees	13.2	—	—	13.2	—	(1.1)	12.1
Capital expenditures	74.5	14.0	17.3	105.8	(2.6)	1.4	104.6
Segment assets (for Consolidated, total assets)	2,841.3	642.0	390.4	3,873.7	(58.7)	1,432.7	5,247.7
Investment in equity method investees	10.9	—	.3	11.2	—	(1.7)	9.5

The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income before restructuring and exit costs). In general, segments follow the same accounting policies as those described in Note 1, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment’s operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year’s budgeted rates of exchange. The amounts included in the preceding table under the captions "Reportable Business Segments" and "Corporate, Adjustments, & Eliminations" are reflected at the Corporation’s budgeted rates of exchange for 2008. The amounts included in the preceding table under the caption "Currency Translation Adjustments" represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, including expenses related to share-based compensation, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

Segment assets exclude pension and tax assets, intercompany profit in inventory, intercompany receivables, and goodwill associated with the Corporation’s acquisition of Emhart Corporation in 1989.

The reconciliation of segment profit to consolidated earnings before income taxes for each year, in millions of dollars, is as follows:

	2008	2007	2006
Segment profit for total reportable business segments	$501.5	$715.2	$830.0
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to actual rates	32.7	(2.5)	(21.5)
Depreciation of Corporate property	(1.1)	(1.4)	(.9)
Adjustment to businesses’ postretirement benefit expenses booked in consolidation	(3.6)	(19.9)	(25.2)
Other adjustments booked in consolidation directly related to reportable business segments	(4.9)	8.3	(.2)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified above	(47.8)	(98.5)	(41.8)
Operating income before restructuring and exit costs	476.8	601.2	740.4
Restructuring and exit costs	54.7	19.0	—
Operating income	422.1	582.2	740.4
Interest expense, net of interest income	62.4	82.3	73.8
Other (income) expense	(5.0)	2.3	2.2
Earnings before income taxes	$364.7	$497.6	$664.4

The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

	2008	2007	2006
Segment assets for total reportable business segments	$3,533.1	$3,749.9	$3,873.7
Items excluded from segment assets:
Adjustment of budgeted foreign exchange rates to actual rates	(60.0)	97.4	(58.7)
Goodwill	629.6	636.2	624.0
Pension assets	17.5	76.6	31.6
Other Corporate assets	1,063.1	850.8	777.1
	$5,183.3	$5,410.9	$5,247.7

Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.

Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for approximately $1.0 billion, $1.3 billion, and $1.3 billion of the Corporation’s consolidated sales for the years ended December 31, 2008, 2007, and 2006, respectively. Sales to Lowe’s Companies, Inc., a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for approximately $.8 billion, $.9 billion, and $.9 billion of the Corporation’s consolidated sales for the years ended December 31, 2008, 2007, and 2006, respectively.

The composition of the Corporation’s sales by product group for each year, in millions of dollars, is set forth below:

	2008	2007	2006
Consumer and industrial power tools and product service	$3,236.1	$3,537.3	$3,481.1
Lawn and garden products	377.9	430.6	457.8
Consumer and industrial accessories	452.0	479.2	475.1
Cleaning, automotive, lighting, and household products	321.0	345.3	319.3
Security hardware	649.9	730.9	751.7
Plumbing products	309.2	323.3	296.0
Fastening and assembly systems	740.0	716.6	666.3
	$6,086.1	$6,563.2	$6,447.3

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

	2008	2007	2006
United States	$3,358.6	$3,930.2	$4,149.9
Canada	382.3	361.8	356.5
North America	3,740.9	4,292.0	4,506.4
Europe	1,516.0	1,568.0	1,357.1
Other	829.2	703.2	583.8
	$6,086.1	$6,563.2	$6,447.3

The composition of the Corporation’s property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

	2008	2007	2006
United States	$217.7	$259.6	$281.9
Mexico	98.3	106.8	120.9
Other countries	211.9	229.8	219.4
	$527.9	$596.2	$622.2

NOTE 17: LEASES

The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2008, 2007, and 2006 amounted to $104.6 million, $103.6 million, and $101.3 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2008, in millions of dollars, were as follows:

2009	$69.8
2010	50.5
2011	30.0
2012	17.9
2013	7.3
Thereafter	16.8
$192.3

NOTE 18: RESTRUCTURING ACTIONS

A summary of restructuring activity during the three years ended December 31, 2008, in millions of dollars, is set forth below:

	SEVERANCE BENEFITS	WRITE-DOWN TO FAIR VALUE LESS COSTS TO SELL OF CERTAIN LONG-LIVED ASSETS	OTHER CHARGES	TOTAL
Restructuring reserve at December 31, 2005	$5.3	$—	$1.2	$6.5
Reserves established in 2006	—	1.8	—	1.8
Reversal of reserves	(1.8)	—	—	(1.8)
Utilization of reserves:
Cash	(.9)	—	(.8)	(1.7)
Non-cash	—	(1.8)	—	(1.8)
Foreign currency translation	.2	—	—	.2
Restructuring reserve at December 31, 2006	2.8	—	.4	3.2
Reserves established in 2007	14.8	4.0	.2	19.0
Utilization of reserves:
Cash	(1.0)	—	—	(1.0)
Non-cash	—	(4.0)	—	(4.0)
Foreign currency translation	.1	—	—	.1
Restructuring reserve at December 31, 2007	16.7	—	.6	17.3
Reserves established in 2008	48.3	3.7	2.7	54.7
Utilization of reserves:
Cash	(24.9)	—	(.4)	(25.3)
Non-cash	—	(3.7)	(.9)	(4.6)
Foreign currency translation	(4.5)	—	—	(4.5)
Restructuring reserve at December 31, 2008	$35.6	$—	$2.0	$37.6

During 2008, the Corporation recorded a restructuring charge of $54.7 million, reflecting actions to reduce its manufacturing cost base and selling, general, and administrative expenses. The principal components of this restructuring charge related to the elimination of direct and indirect manufacturing positions as well as selling, general, and administrative positions. As a result, a severance benefits accrual of $48.3 million was included in the restructuring charge, of which $36.4 million related to the Power Tools and Accessories segment, $5.4 million related to the Hardware and Home Improvement segment, and $6.0 million related to the Fastening and Assembly Systems segment, as well as $.5 million related to certain Corporate functions. The severance benefits accrual included the elimination of approximately 2,300 positions including approximately 1,400 manufacturing-related positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in other facilities, approximately 200 replacement positions will be filled, yielding a net total of approximately 2,100 positions eliminated as a result of the 2008 restructuring actions. The restructuring charge also included a $3.7 million write-down to fair value of certain long-lived assets for the Power Tools and Accessories segment ($3.0 million) and Hardware and Home Improvement segment ($.7 million), which were either held for sale or idled in preparation for disposal. As part of these restructuring actions, the Power Tools and Accessories segment closed its manufacturing facility in Decatur, Arkansas, and transferred production to another facility. The actions to reduce the Corporation’s manufacturing cost base in its Hardware and Home Improvement segment included the transfer of production from a facility in Mexico to a facility in China. The restructuring charge also reflected $1.8 million related to the early termination of a lease agreement by the Power Tools and Accessories segment necessitated by restructuring actions. The restructuring charge also included a $.9 million non-cash curtailment charge associated with the restructuring actions. As of December 31, 2008, the carrying value of long-lived assets held for sale was not significant.

During 2007, the Corporation recorded a restructuring charge of $19.0 million. The $19.0 million was net of $3.4 million representing the excess of proceeds received on the sale of a manufacturing facility which will be closed as part of the restructuring actions, over its carrying value. The 2007 restructuring charge reflected actions to reduce the Corporation’s manufacturing cost base and selling, general and administrative expenses in its Power Tools and Accessories and Hardware and Home Improvement segments. The restructuring actions to reduce the Corporation’s manufacturing cost base in the Power Tools and Accessories segment included the closure of one facility, transferring production to other facilities, and outsourcing certain manufactured items. Actions to reduce the Corporation’s manufacturing cost base in the Hardware and Home Improvement segment primarily related to optimization of its North American finishing operations.

The principal component of the 2007 restructuring charge related to the elimination of manufacturing and selling, general and administrative positions. As a result, a severance benefit accrual of $14.8 million, related to the Power Tools and Accessories segment ($12.4 million) and the Hardware and Home Improvement segment ($2.4 million), was included in the restructuring charge. The severance benefits accrual included the elimination of approximately 650 positions. The Corporation estimated that, as a result of increases in manufacturing employee headcount in other facilities, approximately 100 replacement positions were filled, yielding a net total of approximately 550 positions eliminated as a result of the 2007 restructuring actions. The restructuring reserve also included a $7.4 million write-down to fair value of certain long-lived assets of the Hardware and Home Improvement segment, which were either held for sale or have been idled in preparation for disposal as of December 31, 2007.

During 2008, 2007, and 2006 the Corporation paid severance and other exit costs related to restructuring charges taken of $25.3 million, $1.0 million and $1.7 million, respectively.

Of the remaining $37.6 million restructuring accrual at December 31, 2008, $28.4 million relates to the Power Tools and Accessories segment, $5.3 million relates to the Hardware and Home Improvement segment, $3.4 million relates to the Fastening and Assembly Systems segment, and $.5 million relates to certain Corporate functions. The Corporation anticipates that the remaining actions contemplated under that $37.6 million accrual will be completed during 2009.

NOTE 19: OTHER (INCOME) EXPENSE

Other (income) expense was $(5.0) million in 2008, $2.3 million in 2007, and $2.2 million in 2006. Other (income) expense for the year ended December 31, 2008, benefited from a gain on the sale of a non-operating asset.

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

The Environmental Protection Agency (EPA) and the Santa Ana Regional Water Quality Control Board (the Water Quality Board) have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The cities of Colton and Rialto, as well as Goodrich Corporation, also initiated lawsuits against the Corporation and certain of the Corporation’s former or current affiliates in the Federal District Court for California, Central District alleging similar claims that the Corporation is liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Resource Conservation and Recovery Act, and state law for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. These cases were voluntarily dismissed without prejudice in June 2008. The city of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendents in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a "successor" of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a "Notice of Potential Liability" related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2009. At December 31, 2008, the estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $48.7 million to approximately $100 million, with no amount within that range representing a more likely outcome. During 2007, the Corporation increased its reserve for this environmental remediation matter by $31.7 million to $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at December 31, 2008.

As of December 31, 2008, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $103.4 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of contamination at each site, the timing and nature of required remedial actions, the technologies available, the nature and terms of cost sharing arrangements with other PRPs, the existing legal requirements and nature and extent of future environmental laws, and the determination of the Corporation’s liability at each site. The recognition of additional losses, if and when they may occur, cannot be reasonably predicted.

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2008, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

NOTE 21: QUARTERLY RESULTS (UNAUDITED)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA) YEAR ENDED DECEMBER 31, 2008	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Sales	$1,495.8	$1,641.7	$1,570.8	$1,377.8
Gross margin	517.5	537.2	508.9	434.8
Net earnings	67.4	96.7	85.8	43.7
Net earnings per common share–basic	$1.11	$1.61	$1.45	$.74
Net earnings per common share–diluted	$1.09	$1.58	$1.42	$.73

YEAR ENDED DECEMBER 31, 2007	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Sales	$1,577.2	$1,699.9	$1,633.6	$1,652.5
Gross margin	560.6	587.9	555.9	522.6
Net earnings	108.1	118.0	104.6	187.4
Net earnings per common share–basic	$1.66	$1.80	$1.63	$3.02
Net earnings per common share–diluted	$1.61	$1.75	$1.59	$2.94

As more fully described in Notes 18, net earnings for the first, third, and fourth quarter of 2008 included a pre-tax restructuring charge of $18.3 million, $15.6 million and $20.8 million, respectively ($12.2 million, $12.6 million, and $14.8 million, respectively, after taxes).

As more fully described in Note 11, net earnings for the fourth quarter of 2007 included a $153.4 million favorable settlement of income tax litigation. In addition, as more fully described in Notes 18 and 20, respectively, net earnings for the fourth quarter of 2007 included a restructuring charge of $19.0 million pre-tax ($12.8 million after taxes) and a pre-tax charge for an environmental remediation matter of $31.7 million ($20.6 million after taxes).

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
of The Black & Decker Corporation:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Corporation (1) effective January 1, 2007, adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (2) effective December 31, 2006, began to recognize the funded status of its defined benefit plans in its consolidated balance sheets to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FASB 158), and (3) effective December 31, 2008, changed the measurement date for defined benefit plan and postretirement plan assets and liabilities to coincide with its year end to conform with FASB 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 16, 2009

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of  Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the Corporation’s independent registered public accounting firm, audited the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal controls over financial reporting during the quarterly period ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 12, 2009, the Corporation's Board of Directors approved an amendment to The Black & Decker Corporate Governance Policies and Procedures Statement to provide that, effective January 1, 2009, the presiding director is entitled to an annual retainer of $35,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC
 ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
of The Black & Decker Corporation:

We have audited The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Black & Decker Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Black & Decker Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 16, 2009

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009, under the captions "Election of Directors", "Corporate Governance", and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009, under the captions "Corporate Governance" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009, under the captions "Voting Securities", "Security Ownership by Management", and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009, under the caption "Corporate Governance" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2009, under the caption "Ratification of the Selection of the Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements, Financial Statement Schedules, and Exhibits

(1) LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

Consolidated Statement of Earnings – years ended December 31, 2008, 2007, and 2006.

Consolidated Balance Sheet – December 31, 2008 and 2007.

Consolidated Statement of Stockholders’ Equity – years ended December 31, 2008, 2007, and 2006.

Consolidated Statement of Cash Flows – years ended December 31, 2008, 2007, and 2006.

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

Exhibit 4(a)
Indenture, dated as of June 26, 1998, by and among Black & Decker Holdings Inc., as Issuer, the Corporation, as Guarantor, and The First National Bank of Chicago, as Trustee, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, is incorporated herein by reference.

Exhibit 4(b)
Indenture, dated as of June 5, 2001, between the Corporation and The Bank of New York, as Trustee, included in the Corporation’s Registration Statement on Form S-4 (Reg. No. 333-64790), is incorporated herein by reference.

Exhibit 4(c)
Indenture, dated as of October 18, 2004, between the Corporation and The Bank of New York, as Trustee, included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2004, is incorporated herein by reference.

Exhibit 4(d)
Indenture, dated as of November 16, 2006, between the Corporation and The Bank of New York, as Trustee, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

Exhibit 4(e)
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

Exhibit 4(f)
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

Exhibit 10(b)
The Black & Decker Non-Employee Directors Stock Plan, as amended and restated, included as Exhibit B to the Proxy Statement, dated March 11, 2008, for the 2008 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

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

Exhibit 10(h)
The Black & Decker Corporation 2004 Restricted Stock Plan, included as Exhibit B to the Proxy Statement, dated March 16, 2004, for the 2004 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

Exhibit 10(i)
The Black & Decker 2008 Restricted Stock Plan, included as Exhibit A to the Proxy Statement, dated March 11, 2008, for the 2008 Annual Meeting of Stockholders of the Corporation, is incorporated herein by reference.

Exhibit 10(j)
The Black & Decker Performance Equity Plan, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on March 26, 2008, is incorporated herein by reference.

Exhibit 10(k)
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

Exhibit 10(m)
The Black & Decker Executive Annual Incentive Plan, as amended and restated, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is incorporated herein by reference.

Exhibit 10(n)
The Black & Decker Management Annual Incentive Plan, as amended and restated, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is incorporated herein by reference.

Exhibit 10(o)
The Black & Decker Supplemental Pension Plan, as amended and restated, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is incorporated herein by reference.

Exhibit 10(p)
The Black & Decker Supplemental Retirement Savings Plan, as amended and restated, included in the Corporation’s Current Report on Form 8-K filed with the Commission on October 20, 2008, is incorporated herein by reference.

Exhibit 10(q)
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is incorporated herein by reference.

Exhibit 10(r)
The Black & Decker Executive Salary Continuance Plan, as amended and restated, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is incorporated herein by reference.

Exhibit 10(s)
Form of Severance Benefits Agreement by and between the Corporation and approximately 19 of its key employees, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

Exhibit 10(t)
Amended and Restated Employment Agreement, dated as of February 14, 2008, by and between the Corporation and Nolan D. Archibald, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

Exhibit 10(u)
Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and John W. Schiech, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

Exhibit 10(v)
Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and Charles E. Fenton, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

Exhibit 10(w)
Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and Michael D. Mangan, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

Exhibit 10(x)
Severance Benefits Agreement, dated February 14, 2008, by and between the Corporation and Stephen F. Reeves, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is incorporated herein by reference.

Exhibit 10(y)
The Black & Decker Corporation Corporate Governance Policies and Procedures Statement, as amended.

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

(c)	Financial Statement Schedules and Other Financial Statements

The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The Black & Decker Corporation and Subsidiaries
(MILLIONS OF DOLLARS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		OTHER CHANGES ADD (DEDUCT)		BALANCE AT END OF PERIOD
Year Ended December 31, 2008
Reserve for doubtful accounts and cash discounts	$44.2	$89.2	$91.8	(a)	$(2.5	)(b)	$39.1
Year Ended December 31, 2007
Reserve for doubtful accounts and cash discounts	$44.5	$91.8	$94.5	(a)	$2.4	(b)	$44.2
Year Ended December 31, 2006
Reserve for doubtful accounts and cash discounts	$45.1	$101.5	$104.1	(a)	$2.0	(b)	$44.5

(a)	Accounts written off during the year and cash discounts taken by customers.

(b)	Primarily includes currency translation adjustments and amounts associated with acquired and divested businesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BLACK & DECKER CORPORATION

Date:	February 16, 2009	By	/s/ NOLAN D. ARCHIBALD
Nolan D. Archibald
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

Principal Executive Officer
/s/ NOLAN D. ARCHIBALD		February 16, 2009
Nolan D. Archibald	Chairman, President, and Chief Executive Officer

Principal Financial Officer
/s/ STEPHEN F. REEVES		February 16, 2009
Stephen F. Reeves	Senior Vice President and Chief Financial Officer

Principal Accounting Officer
/s/ CHRISTINA M. MCMULLEN		February 16, 2009
Christina M. McMullen	Vice President and Controller

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

Nolan D. Archibald	Manual A. Fernandez
Norman R. Augustine	Benjamin H. Griswold, IV
Barbara L. Bowles	Anthony Luiso
George W. Buckley	Robert L. Ryan
M. Anthony Burns	Mark H. Willes
Kim B. Clark

By	/s/ NOLAN D. ARCHIBALD	Date:	February 16, 2009
Nolan D. Archibald
Attorney-in-Fact