Form 10-Q
period 2009-03-29
BLACK & DECKER CORP
filed 2009-05-08
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

The number of shares of Common Stock outstanding as of April 24, 2009: 60,122,865

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

March 29, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended
	March 29,	March 30,
	2009	2008
Sales	$1,073.7	$1,495.8
Cost of goods sold	732.9	978.3
Selling, general, and administrative expenses	303.0	394.6
Restructuring and exit costs	11.9	18.3
Operating Income	25.9	104.6
Interest expense (net of interest income)	15.9	16.5
Other expense	1.0	—
Earnings Before Income Taxes	9.0	88.1
Income taxes	4.1	20.7
Net Earnings	$4.9	$67.4

Net Earnings Per Common Share – Basic	$.08	$1.10
Shares Used in Computing Basic Earnings Per Share (in Millions)	59.4	60.5

Net Earnings Per Common Share – Assuming Dilution	$.08	$1.08
Shares Used in Computing Diluted Earnings Per Share (in Millions)	59.4	61.4

Dividends Per Common Share	$.42	$.42

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	March 29,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$325.0	$277.8
Trade receivables	906.4	924.6
Inventories	982.5	1,024.2
Other current assets	288.5	377.0
Total Current Assets	2,502.4	2,603.6
Property, Plant, and Equipment	507.4	527.9
Goodwill	1,214.0	1,223.2
Other Assets	825.3	828.6
	$5,049.1	$5,183.3
Liabilities and Stockholders’ Equity
Short-term borrowings	$286.2	$83.3
Current maturities of long-term debt	.1	.1
Trade accounts payable	377.5	453.1
Other current liabilities	768.0	947.4
Total Current Liabilities	1,431.8	1,483.9
Long-Term Debt	1,437.7	1,444.7
Postretirement Benefits	660.2	669.4
Other Long-Term Liabilities	458.1	460.5
Stockholders’ Equity
Common stock, par value $.50 per share	30.0	30.0
Capital in excess of par value	22.7	14.3
Retained earnings	1,516.4	1,536.8
Accumulated other comprehensive income (loss)	(507.8)	(456.3)
Total Stockholders’ Equity	1,061.3	1,124.8
	$5,049.1	$5,183.3

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	62,923,723	$31.5	$27.0	$1,498.5	$(98.3)	$1,458.7
Comprehensive income (loss):
Net earnings	—	—	—	67.4	—	67.4
Net gain on derivative instruments (net of tax)	—	—	—	—	11.0	11.0
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	.3	.3
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	3.6	3.6
Comprehensive income	—	—	—	67.4	14.9	82.3
Cash dividends ($.42 per share)	—	—	—	(25.6)	—	(25.6)
Common stock issued under stock-based plans (net of forfeitures)	15,186	—	7.7	—	—	7.7
Purchase and retirement of common stock	(2,000,541)	(1.0)	(34.7)	(97.9)	—	(133.6)
Balance at March 30, 2008	60,938,368	$30.5	$—	$1,442.4	$(83.4)	$1,389.5

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	60,092,726	$30.0	$14.3	$1,536.8	$(456.3)	$1,124.8
Comprehensive income (loss):
Net earnings	—	—	—	4.9	—	4.9
Net loss on derivative instruments (net of tax)	—	—	—	—	(5.1)	(5.1)
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	(49.4)	(49.4)
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	3.0	3.0
Comprehensive income (loss)	—	—	—	4.9	(51.5)	(46.6)
Cash dividends ($.42 per share)	—	—	—	(25.3)	—	(25.3)
Common stock issued under stock-based plans (net of forfeitures)	33,309	—	8.4	—	—	8.4
Balance at March 29, 2009	60,126,035	$30.0	$22.7	$1,516.4	$(507.8)	$1,061.3

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Three Months Ended
	March 29,	March 30,
	2009	2008
Operating Activities
Net earnings	$4.9	$67.4
Adjustments to reconcile net earnings to cash flow from operating activities:
Non-cash charges and credits:
Depreciation and amortization	31.0	33.7
Stock-based compensation	7.6	6.8
Amortization of actuarial losses and prior service cost	3.0	3.6
Restructuring and exit costs	11.9	18.3
Other	.1	.7
Changes in selected working capital items:
Trade receivables	(2.3)	(73.9)
Inventories	15.0	(36.4)
Trade accounts payable	(69.8)	45.8
Other current liabilities	(107.3)	(88.9)
Restructuring spending	(15.1)	(3.4)
Other assets and liabilities	(148.8)	(60.6)
Cash Flow From Operating Activities	(269.8)	(86.9)
Investing Activities
Capital expenditures	(19.8)	(25.0)
Proceeds from disposal of assets	.9	.8
Cash outflow associated with purchase of previously acquired business	(1.1)	—
Cash inflow from hedging activities	165.8	40.3
Cash Flow From Investing Activities	145.8	16.1
Financing Activities
Net increase in short-term borrowings	203.0	126.9
Proceeds from issuance of long-term debt (net of debt issue costs of $.2)	—	99.8
Purchase of common stock	—	(133.6)
Issuance of common stock	—	.9
Cash dividends	(25.3)	(25.6)
Cash Flow From Financing Activities	177.7	68.4
Effect of exchange rate changes on cash	(6.5)	3.1
Increase In Cash And Cash Equivalents	47.2	.7
Cash and cash equivalents at beginning of period	277.8	254.7
Cash And Cash Equivalents At End Of Period	$325.0	$255.4

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

Operating results for the three-month period ended March 29, 2009, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Adoption of New Accounting Standards
As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, effective January 1, 2008, for measuring financial assets and financial liabilities. The Corporation adopted the measurement and disclosure requirements of SFAS No. 157 for non-financial assets and liabilities as of January 1, 2009. That adoption did not have a material impact on the Corporation’s financial position or results of operations.

The Corporation adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, effective January 1, 2009. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, without a change to existing standards relative to measurement and recognition. That adoption did not have any effect on the Corporation’s financial position or results of operations. The Corporation’s disclosure about its derivative and hedging activities are included in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 9.

The Corporation adopted FASB Staff Position No. EITF 03-6-1 (FSP EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities, effective January 1, 2009. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting and requires that all prior-period earnings per share data presented be adjusted retrospectively. Accordingly, basic and diluted earnings per share for the three months ended March 30, 2008, have been adjusted to reflect the adoption of FSP EITF 03-6-1.

Note 2: Inventories
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	March 29,	December 31,
	2009	2008
FIFO cost
Raw materials and work-in-process	$245.8	$263.9
Finished products	761.7	783.8
	1,007.5	1,047.7
Adjustment to arrive at LIFO inventory value	(25.0)	(23.5)
	$982.5	$1,024.2

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

Note 3: Short-Term Borrowings, Current Maturities of Long-Term Debt, and Long-Term Debt
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion senior unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $346.7 million and $721.0 million for the three-month periods ended March 29, 2009 and March 30, 2008, respectively. The amount available for borrowing under the Corporation’s unsecured revolving credit facility was $717.0 million at March 29, 2009.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $153.3 million and $152.8 million were included in the Consolidated Balance Sheet at March 29, 2009 and December 31, 2008, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

Subsequent to March 29, 2009, the Corporation issued $350.0 million of 8.95% senior notes due 2014.

Note 4: Stockholders’ Equity
During the three months ended March 30, 2008, the Corporation repurchased 2,000,541 shares of its common stock at a total cost of $133.6 million. To reflect that repurchase in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $1.0 million, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $34.7 million — an amount which brought capital in excess of par value to zero as of March 30, 2008; and (iii) last, charged the residual of $97.9 million to retained earnings.

Note 5: Earnings Per Share
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended
(Amounts in Millions Except Per Share Data)	March 29, 2009	March 30, 2008
Numerator:
Net earnings	$4.9	$67.4
Dividends on stock-based plans	(.4)	(.3)
Undistributed earnings allocable to stock-based plans	.3	(.5)
Numerator for basic and diluted earnings per share – net earnings available to common stockholders	$4.8	$66.6
Denominator:
Denominator for basic earnings per share — weighted- average shares	59.4	60.5
Employee stock options	—	.9
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	59.4	61.4
Basic earnings per share	$.08	$1.10
Diluted earnings per share	$.08	$1.08

As of March 29, 2009 and March 30, 2008, options to purchase approximately 5.2 million and 2.0 million shares of common stock, respectively, with a weighted-average exercise price of $63.30  and $87.71 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Note 6: Business Segments
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended March 29, 2009	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustment, & Eliminations	Consolidated

Sales to unaffiliated customers	$803.4	$171.0	$124.1	$1,098.5	$(24.8)	$—	$1,073.7
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	31.0	6.9	2.4	40.3	2.1	(4.6)	37.8
Depreciation and amortization	20.8	4.8	5.4	31.0	(.3)	.3	31.0
Capital expenditures	14.8	2.9	1.7	19.4	(.2)	.6	19.8

Three Months Ended March 30, 2008
Sales to unaffiliated customers	$1,038.2	$211.1	$187.2	$1,436.5	$59.3	$—	$1,495.8
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	86.1	15.6	29.5	131.2	8.0	(16.3)	122.9
Depreciation and amortization	22.4	4.8	5.4	32.6	1.0	.1	33.7
Capital expenditures	15.0	5.3	3.8	24.1	.8	.1	25.0

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

The profitability measure employed by the Corporation and its chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is segment profit (for the Corporation on a consolidated basis, operating income before restructuring and exit costs). In general, segments follow the same accounting policies as those described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, except with respect to foreign currency translation and except as further indicated below. The financial statements of a segment’s operating units located outside of the United States, except those units operating in highly inflationary economies, are generally measured using the local currency as the functional currency. For these units located outside of the United States, segment assets and elements of segment profit are translated using budgeted rates of exchange. Budgeted rates of exchange are established annually and, once established, all prior period segment data is restated to reflect the current year’s budgeted rates of exchange. The amounts included in the preceding table under the captions “Reportable Business Segments” and “Corporate, Adjustments, & Eliminations” are reflected at the Corporation’s budgeted rates of exchange for 2009. The amounts included in the preceding table under the caption “Currency Translation Adjustments” represent the difference between consolidated amounts determined using those budgeted rates of exchange and those determined based upon the rates of exchange applicable under accounting principles generally accepted in the United States.

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
Segment profit for total reportable business segments	$40.3	$131.2
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to actual rates	2.1	8.0
Depreciation of Corporate property	(.3)	(.1)
Adjustment to businesses’ postretirement benefit expenses booked in consolidation	(3.0)	(.9)
Other adjustments booked in consolidation directly related to reportable business segments	5.9	(2.2)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified above	(7.2)	(13.1)
Operating income before restructuring and exit costs	37.8	122.9
Restructuring and exit costs	11.9	18.3
Operating income	25.9	104.6
Interest expense, net of interest income	15.9	16.5
Other expense	1.0	—
Earnings before income taxes	$9.0	$88.1

Note 7: Postretirement Benefits
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The following tables present the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three months ended March 29, 2009 and March 30, 2008 (in millions of dollars):

	Pension Benefits Plans		Pension Benefits Plans
	In the United States		Outside of the United States
	Three Months Ended		Three Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Service cost	$4.8	$5.7	$1.8	$3.1
Interest cost	16.5	15.9	7.8	10.7
Expected return on plan assets	(17.4)	(19.5)	(7.5)	(10.6)
Amortization of prior service cost	.4	.5	.2	.4
Amortization of net actuarial loss	4.6	4.0	—	1.3
Net periodic cost	$8.9	$6.6	$2.3	$4.9

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The net periodic cost related to these defined postretirement benefit plans were $.7 million and $.6 million for the three months ended March 29, 2009 and March 30, 2008, respectively.

Note 8: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	FIN 39 Netting (a)	March 29, 2009 (Total)
Assets:
Investments	$26.9	$20.5	$—	$47.4
Derivatives	.3	166.1	(52.6)	113.8
Liabilities:
Derivatives	(4.6)	(66.9)	52.6	(18.9)
Debt	—	(1,541.7)	—	(1,541.7)
(a)
FASB Interpretation No. 39 (FIN 39), Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting arrangement exits.

Investments, derivative contracts and debt are valued using quoted market prices for identical or similar assets and liabilities. Investments classified as Level 1 include those whose fair value is based on identical assets in an active market. Investments classified as Level 2 include those whose fair value is based upon identical assets in markets that are less active. The fair value for derivative contracts are based upon current quoted market prices and are classified as Level 1 or Level 2 based on the nature of the underlying markets in which these derivatives are traded. The fair value of debt is based upon current quoted market prices in markets that are less active.

Note 9: Derivative Financial Instruments
The Corporation’s objectives and strategies for using derivative instruments are more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes the contractual amount of foreign currency forward exchange contracts as of March 29, 2009, in millions of dollars, which were entered into to hedge forecasted purchases or to hedge foreign currency denominated assets, liabilities, and firm commitments. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amount represents the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

	Buy	Sell
Forward exchange contracts to hedge forecasted purchases	$469.6	$(414.5)
Forward exchange contracts to hedge foreign currency denominated assets, liabilities and firm commitments	2,343.5	(2,381.2)

The notional amount of commodity contracts outstanding at March 29, 2009, was 11.1 million pounds and 2.8 million pounds of commodity contracts for zinc and copper, respectively. As of March 29, 2009, the notional amount of the Corporation’s portfolio of fixed-to-variable interest rate swap instruments was $325.0 million. As of March 29, 2009, the notional amount of the Corporation’s net investment hedges consisted of contracts to sell the British Pound Sterling in the amount of £383.8 million. The notional amount of derivative instruments not designated as hedging instruments at March 29, 2009 was not material.

The following table details the fair value of derivative financial instruments included in the Consolidated Balance Sheet as of March 29, 2009 (in millions of dollars):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate contracts	Other current assets	$2.6	Other current liabilities	$—
	Other assets	38.4	Other long-term liabilities	—
Foreign exchange contracts	Other current assets	58.2	Other current liabilities	57.5
	Other assets	11.3	Other long-term liabilities	.8
Net investment contracts	Other current assets	43.8	Other current liabilities	—
Commodity contracts	Other current assets	.1	Other current liabilities	4.5
	Other assets	.2	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		$154.6		$62.8

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$11.8	Other current liabilities	$8.7
Total Derivatives		$166.4		$71.5

The fair value of derivative financial instruments in the preceding table is presented prior to the netting of derivative receivables and derivative payables under FIN 39 as disclosed in Note 8.

The following table details the impact of derivative financial instruments in the Consolidated Statement of Earnings for the three months ended March 29, 2009 (in million of dollars):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (a) (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Foreign exchange contracts	$9.5	Cost of goods sold	$17.3	Cost of goods sold	$(.3)
		Interest expense, net	1.6	Interest expense, net	—
		Other expense	(4.8)	Other expense	.1
Commodity contracts	1.8	Cost of goods sold	(2.4)	Cost of goods sold	—
Total	$11.3		$11.7		$(.2)

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate contracts	Interest expense, net	$(3.6)

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Foreign exchange contracts	$(1.9)	Other expense	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Foreign exchange contracts	Cost of goods sold	$.9
	Other expense	1.0
Commodity contracts	Cost of goods sold	—
Total		$1.9

(a) OCI is defined as Accumulated Other Comprehensive income (loss), a component of stockholders’ equity.

Amounts deferred in accumulated other comprehensive income (loss) at March 29, 2009, that are expected to be reclassified into earnings during the next twelve months represent an after-tax gain of $39.6 million. The amount expected to be reclassified into earnings during the next twelve months includes unrealized gains and losses related to open foreign currency and commodity contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Note 10: Interest Expense (Net of Interest Income)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
Interest expense	$19.1	$24.9
Interest (income)	(3.2)	(8.4)
	$15.9	$16.5

Note 11: Income Taxes
Consolidated income tax expense of $4.1 million and $20.7 million was recognized on the Corporation’s earnings before income taxes of $9.0 million and $88.1 million for the three-month periods ended March 29, 2009 and March 30, 2008, respectively. Consolidated income tax expense included a tax benefit of $3.5 million and $6.1 million recognized on the $11.9 million and $18.3 million pre-tax restructuring charges during the three-month periods ended March 29, 2009 and March 30, 2008, respectively. The Corporation’s effective tax rate was 45.6% and 23.5% for the three-month periods ended March 29, 2009 and March 30, 2008, respectively. The Corporation’s effective tax rate for the three-month periods ended March 29, 2009, was higher than the effective tax rate recognized in the corresponding period of 2008, due primarily to the following factors: (i) the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense ratably over the year, on lower earnings before income taxes in the 2009 period; and (ii) the favorable resolution of certain tax audits in the 2008 period.

The amount of unrecognized tax benefits, including the amount of related interest, and the amount, if recognized, that would not affect the annual effective tax rate at the end of each period, in millions of dollars, was as follows:

	March 29, 2009	December 31, 2008
Unrecognized tax benefits (including interest of $23.6 in 2009 and $24.3 in 2008)	$254.8	$255.8
Amount, if recognized, that would not affect the annual effective tax rate	39.1	38.0

At March 29, 2009, the Corporation classified $47.5 million of its liabilities for unrecognized tax benefits within other current liabilities.

As more fully disclosed in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation is subject to periodic examinations by taxing authorities in many countries and, currently, is undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany and the United Kingdom. The final outcome of the future tax consequences of these examinations and legal proceedings, as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation, could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material effect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

Note 12: Restructuring Actions
A summary of restructuring activity during the three-month period ended March 29, 2009, is set forth below (in millions of dollars):

	Severance Benefits	Write-Down to Fair Value Less Costs to Sell of Certain Long- Lived Assets	Other Charges	Total
Restructuring reserve at December 31, 2008	$35.6	$–	$2.0	$37.6
Reserves established in 2009	11.1	.4	.4	11.9
Utilization of reserves:
Cash	(15.0)	–	(.1)	(15.1)
Non-cash	–	(.4)	–	(.4)
Foreign currency translation	(.6)	–	–	(.6)
Restructuring reserve at March 29, 2009	$31.1	$–	$2.3	$33.4

The Corporation’s restructuring actions that were initiated prior to 2009 are more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the three-month period ended March 29, 2009, the Corporation recorded a restructuring charge of $11.9 million. The principal components of this restructuring charge related to the elimination of direct and indirect manufacturing positions as well as selling, general, and administrative positions. As a result, a severance benefits accrual of $11.1 million was included in the restructuring charge, of which $8.9 million related to the Power Tools and Accessories segment, $1.4 million related to the Hardware and Home Improvement segment, and $.8 million related to the Fastening and Assembly Systems segment. The severance benefits accrual included the elimination of approximately 1,500 positions including approximately 1,200 manufacturing related positions. The restructuring charge also included a $.4 million write-down to fair value of certain long-lived assets for the Hardware and Home Improvement segment. In addition, the restructuring charge reflected $.3 million and $.1 million related to the early termination of lease agreements by the Power Tools and Accessories segment and Fastening and Assembly Systems segment, respectively, necessitated by the restructuring actions.

Of the remaining $33.4 million restructuring accrual at March 29, 2009, $26.7 million relates to the Power Tools and Accessories segment, $4.7 million relates to the Hardware and Home Improvement segment, $1.8 million relates to the Fastening and Assembly Systems segment and $.2 million relates to Corporate. The Corporation anticipates that the remaining actions contemplated under the $33.4 million accrual will be completed during 2009 and 2010.

Note 13: Litigation and Contingent Liabilities
As more fully disclosed in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation is involved in various lawsuits in the ordinary course of business.

These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products and allegations of patent and trademark infringement. The Corporation also is involved in litigation and administrative proceedings involving employment matters, commercial disputes and income tax matters. Some of these lawsuits include claims for punitive as well as compensatory damages.

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

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2009. At December 31, 2008, the estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $48.7 million to approximately $100 million, with no amount within that range representing a more likely outcome. During 2007, the Corporation increased its reserve for this environmental remediation matter to $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at March 29, 2009.

As of March 29, 2009, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $102.3 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of March 29, 2009, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales for the three-month period ended March 29, 2009.

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

An overview of certain aspects of the Corporation’s performance during the three-month period ended March 29, 2009, follows:

•
The Corporation continued to face a difficult demand environment during the first quarter of 2009 due to the impact of the global recession. Sales for the three-month period ended March 29, 2009, decreased by 28% from the corresponding 2008 level. That reduction was the result of a 24% decline in unit volume, a 5% unfavorable impact from foreign currency attributable to the effects of a stronger U.S. dollar, partially offset by 1% of favorable price. The unit volume decline was experienced across all business segments and throughout all geographic regions. The Corporation expects that continued weakness in economic conditions will result in a sales decline of approximately 20% in 2009, as compared to 2008, including a 5% unfavorable impact from foreign currency.

•
Operating income as a percentage of sales for the three-month period ended March 29, 2009, decreased by 460 basis points, from the corresponding period in 2008. Of that 460 basis-point decline, a reduction in gross margin as a percentage of sales contributed approximately 290 basis points and an increase in selling, general, and administrative expenses as a percentage of sales contributed approximately 180 basis points, and were offset by a $6.4 million reduction in restructuring and exit costs that contributed a favorable 10 basis points. Gross margin as a percentage of sales declined in the three months ended March 29, 2009, as compared to the corresponding period in 2008, as a result of the unfavorable effects of lower volumes, commodity inflation (including the appreciation of the Chinese renminbi) and mix, which were only partially offset by the favorable effects of pricing. Despite a 23% reduction in selling, general, and administrative expenses in the first quarter of 2009 from the 2008 level, selling, general, and administrative expenses as a percentage of sales increased in the three-month period ended March 29, 2009, as compared to the corresponding period in 2008, due to the de-leveraging of expenses over a lower sales base. The Corporation anticipates that operating income as a percentage of sales will approximate 5% in 2009.  The Corporation expects that operating income in 2009 will be unfavorably impacted by the de-leveraging of expenses over a lower sales base and by higher commodity costs as the Corporation will be unable to benefit from declines in certain commodity prices that occurred in late 2008 until the expiration of its supply agreements at various points in 2009.

•
Interest expense (net of interest income) decreased by $.6 million for the three-month period ended March 29, 2009, from the corresponding 2008 period principally as a result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities. In early April 2009, the Corporation issued $350.0 million of 8.95% senior notes due 2014. The Corporation utilized the net proceeds from the issuance of the senior notes to repay outstanding short-term borrowings and, therefore, anticipates that its quarterly interest expense for the remainder of 2009 will increase from the interest expense recognized during the first quarter of 2009.

•
The Corporation’s effective tax rate of 45.6% for the three-month period ended March 29, 2009, was greater than the 23.5% effective tax rate recognized in the corresponding period of 2008, primarily due to the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense ratably over the year, on lower earnings before taxes in the 2009 period, as well as to the favorable effect of the resolution of certain tax audits in the 2008 period.

•
Net earnings were $4.9 million, or $.08 per share on a diluted basis, for the three-month period ended March 29, 2009, as compared to net earnings of $67.4 million, or $1.08 per share on a diluted basis, for the corresponding period in 2008.

•
Cash used in operating activities increased by $182.9 million for the three-month period ended March 29, 2009, as compared to the first quarter of 2008. The increase in cash used in operating activities was primarily due to lower net earnings and higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities.

The preceding information is an overview of certain information for the three-month period ended March 29, 2009, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

Sales
The following chart sets forth an analysis of the consolidated changes in sales for the three-month periods ended March 29, 2009 and March 30, 2008:

Analysis of Changes in Sales
	Three Months Ended
(Dollars in Millions)	March 29, 2009	March 30, 2008
Total sales	$1,073.7	$1,495.8
Unit volume	(24)%	(9)%
Price	1%	—%
Currency	(5)%	4%
Change in total sales	(28)%	(5)%

Total consolidated sales for the three-month period ended March 29, 2009, decreased by 28% from the corresponding 2008 level. Unit volume declined 24% for the three-month period ended March 29, 2009. The unit volume decline was experienced across all business segments and throughout all geographic regions. Pricing actions had a 1% favorable impact on sales for the three-month period ended March 29, 2009. The effects of a stronger U.S. dollar, as compared to most other currencies, particularly the euro, Canadian dollar, British pound, and Brazilian real, resulted in a 5% decrease in consolidated sales for the three-month period ended March 29, 2009, as compared to the corresponding period in 2008.

Earnings
A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, restructuring and exit costs, and operating income—all expressed as a percentage of sales—follows:

	Three Months Ended
(Percentages of sales)	March 29, 2009	March 30, 2008
Gross margin	31.7%	34.6%
Selling, general, and administrative expenses	28.2%	26.4%
Restructuring and exit costs	1.1%	1.2%
Operating income	2.4%	7.0%

The Corporation reported consolidated operating income of $25.9 million, or 2.4% of sales, for the three months ended March 29, 2009, as compared to operating income of $104.6 million, or 7.0% of sales, for the corresponding period in 2008.

Consolidated gross margin as a percentage of sales declined by 290 basis points from the 2008 level to 31.7% for the three-month period ended March 29, 2009. That decrease in gross margin resulted from the unfavorable effects of lower volumes, commodity inflation (including the appreciation of the Chinese renminbi) and mix. Those negative factors were partially offset by the favorable effects of pricing.

Consolidated selling, general, and administrative expenses as a percentage of sales increased by 180 basis points from the 2008 level to 28.2% for the three months ended March 29, 2009. That increase in selling, general, and administrative expenses as a percentage of sales was primarily due to the de-leveraging of expenses over a lower sales base. Selling, general, and administrative expenses for the three-month period ended March 29, 2009, declined by $91.6 million from the prior year’s level to $303.0 million. That decline was due to several factors, including: (i) a decline in variable selling expenses due to lower sales volumes; (ii) cost reduction initiatives that resulted in lower general and administrative expenses in all business segments; (iii) the favorable effects of foreign currency translation; (iv) restructuring savings; and (v) lower legal and environmental expense, including the reversal of a previously established reserve in the amount of $3.9 million due to a favorable ruling on certain litigation in the quarter.

During the three months ended March 29, 2009, the Corporation recognized restructuring and exit costs of $11.9 million, related to actions in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems segments. As more fully described in Note 12 of Notes to Consolidated Financial Statements, these restructuring charges primarily reflect actions to reduce the Corporation’s selling, general, and administrative expenses and to improve its manufacturing cost base.

Consolidated net interest expense (interest expense less interest income) for the three months ended March 29, 2009 and March 30, 2008, was $15.9 million and $16.5 million, respectively. The decrease in net interest expense for the three-month period ended March 29, 2009, as compared to the prior year’s level, was primarily the result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

Other expense was $1.0 million and $— million for the three months ended March 29, 2009 and March 30, 2008, respectively.

Consolidated income tax expense of $4.1 million was recognized on the Corporation’s earnings before income taxes of $9.0 million for the three-month period ended March 29, 2009. The Corporation’s effective tax rate of 45.6% for the first three months of 2009 was greater than the 23.5% rate recognized in the corresponding period in 2008 primarily due to the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense ratably over the year, on lower earnings before taxes in the 2009 period, as well as to the favorable effect of the resolution of certain tax audits in the 2008 period.

The Corporation reported net earnings of $4.9 million, or $.08 per share on a diluted basis, for the three-month period ended March 29, 2009, as compared to net earnings of $67.4 million, or $1.08 per share on a diluted basis, for the corresponding period in 2008. Net earnings for the three-month period ended March 29, 2009 and March 30, 2008, included the effects of an after-tax restructuring charge of $8.4 million ($11.9 million before taxes) and $12.2 million ($18.3 million before taxes), respectively.

BUSINESS SEGMENTS
As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems.

Power Tools and Accessories
Segment sales and segment profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (dollars in millions):

	Three Months Ended
	March 29, 2009	March 30, 2008
Sales to unaffiliated customers	$803.4	$1,038.2
Segment profit	31.0	86.1

Sales to unaffiliated customers in the Power Tools and Accessories segment during the first quarter of 2009 decreased by 23% from the corresponding period in 2008.

During the first quarter of 2009, sales in North America decreased 23% from the prior year’s level primarily due to continued weak demand in the United States as a result of depressed housing and decelerating commercial construction. Sales of industrial power tools and accessories in the United States decreased approximately 30% as a result of lower sales in the independent channel and at retail, including the effects of inventory corrections. These decreases were partially offset by increased sales at a major retailer due to new product listings. Sales of consumer power tools and accessories in the United States decreased at a mid-single-digit rate from the 2008 level. That decrease was the result of the timing of significant shipments of lawn and garden products that occurred in December ahead of the spring 2009 season, which was partially offset by increased sales of the recently introduced Porter-Cable Tradesman line. In Canada, sales decreased at a double-digit rate as a result of a 25% decline in sales of industrial power tools and accessories and a mid-single-digit rate of decline in sales of consumer power tools and accessories.

Sales in Europe decreased nearly 30% during the first quarter of 2009 from the prior year’s level as the impact of the global recession accelerated in Europe. Sales declined across all markets and in all key product lines. The sales decline was particularly severe in Eastern Europe, due to currency volatility and investment flight, and in the Nordic and Iberian regions. During the first quarter of 2009, European sales of industrial power tools and accessories declined by 33% and sales of consumer power tools and accessories declined by 23% from the prior year’s levels.

Sales in other geographic areas decreased at a mid-single-digit rate during the first quarter of 2009 from the prior year’s level. This decrease primarily resulted from a double-digit rate of decline in Asia, with declines experienced in most countries. Sales in Latin America approximated the prior year’s level.

Segment profit as a percentage of sales for the Power Tools and Accessories segment declined from 8.3% for the first quarter of 2008 to 3.9% for the first quarter of 2009. As percentages of sales, the decrease in segment profit resulted from a nearly equal decrease in gross margin and increase in selling, general and administrative expenses. The decrease in gross margin as a percentage of sales was principally due to the unfavorable effects of commodity inflation (including the appreciation of the Chinese renminbi), lower volumes, including the de-leveraging of fixed costs, and unfavorable mix, which more than offset favorable price. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales which more than offset lower variable selling expenses and the favorable effects of restructuring and cost reduction initiatives.

Hardware and Home Improvement
Segment sales and segment profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	March 29, 2009	March 30, 2008
Sales to unaffiliated customers	$171.0	$211.1
Segment profit	6.9	15.6

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 19% during the three-month period ended March 29, 2009, from the corresponding period in 2008. Lockset sales decreased 21% during the first quarter of 2009, from the corresponding period in 2008, due to the effects of U.S. housing conditions as well as a reduction in sales of higher-priced products. Sales of plumbing products during the three-month period ended March 29, 2009, decreased at a double-digit rate, as compared to the prior year’s level as sales in the both the new construction and retail channels declined at double-digit rates.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 7.4% for the three months ended March 30, 2008, to 4.0% for the three months ended March 29, 2009. As percentages of sales, the decrease in segment profit resulted from a decrease in gross margin and an increase in selling, general and administrative expenses. The decrease in gross margin was primarily due to the unfavorable effects of lower volumes, commodity inflation, and product transition costs, which were only partially offset by the favorable effects of pricing and restructuring actions. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales which more than offset the effects of reduced selling expenses due to lower sales volumes and lower general and administrative costs that resulted from restructuring and cost reduction initiatives.

Fastening and Assembly Systems
Segment sales and segment profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended
	March 29, 2009	March 30, 2008
Sales to unaffiliated customers	$124.1	$187.2
Segment profit	2.4	29.5

Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased by 34% for the three-month period ended March 29, 2009, as compared to the corresponding period in 2008. That decline primarily resulted from weakness in both the automotive industry and the industrial channel related to the global economic slowdown. The September 2008 acquisition of Spiralock resulted in a 2% increase in the segment’s sales during the first quarter of 2009. Sales in North America decreased 43% during the first quarter of 2009 from the corresponding period in 2008, reflecting significant weakness in the U.S. automotive and industrial businesses. Sales in Europe during the first quarter of 2009 decreased 28%, as compared to the prior year’s level as a result of a similar decline in the automotive and industrial business. Sales in Asia during the first three months of 2009 decreased 34% from the corresponding period in 2008.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.8% in the first quarter of 2008 to 1.9% in the first quarter of 2009 due to the effects of de-leveraging of costs over lower sales volumes. As percentages of sales, the decrease in segment profit resulted from a nearly equal decrease in gross margin and increase in selling, general, and administrative expenses.

Other Segment-Related Matters
As indicated in the first table of Note 6 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments, and Eliminations was $(4.6) million for the three-month period ended March 29, 2009, as compared to $(16.3) million, for the corresponding period in 2008. The decrease in Corporate expenses during the three months ended March 29, 2009, was primarily due to the effects of lower legal and environmental expense, lower expenses associated with intercompany eliminations, the effects of cost reduction initiatives, and income directly related to reportable business segments booked in consolidation, including a $3.9 million reversal of previously established legal reserves due to a favorable ruling on certain litigation in the quarter.

Expense recognized by the Corporation, on a consolidated basis, relating to its pension and other postretirement benefit plans decreased by $.2 million for the three-month period ended March 29, 2009, as compared to the 2008 level. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $3.0 million for the three-month period ended March 29, 2009, as compared to $.9 million, for the corresponding period in 2008. The increase in the Corporate adjustment in 2009, as compared to the 2008 period, resulted from an increase in pension and other postretirement benefit expense (excluding the service costs allocated to the reportable business segments). As more fully described in Note 6 of Notes to Consolidated Financial

Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. The Corporation anticipates that its pension and other postretirement benefit costs in 2009 will approximate the 2008 level.

Income (expense) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments was $5.9 million for the three-month period ended March 29, 2009, as compared to $(2.2) million for the corresponding period in 2008. The segment-related income excluded from segment profit for the three-month period ended March 29, 2009, primarily related to the Hardware and Home Improvement and Power Tools and Accessories segments. The segment-related expense excluded from segment profit for the three-month period ended March 30, 2008, primarily related to the Power Tools and Accessories segment.

RESTRUCTURING ACTIVITY
The Corporation is committed to continuous productivity improvements and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Corporation’s restructuring activities are more fully discussed in Item 7 under the caption “Restructuring Actions” and Item 8 in Note 18 of Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 12 of Notes to Consolidated Financial Statements.

The Corporation realized restructuring benefits of approximately $15 million during the three-month period ended March 29, 2009, net of restructuring-related expenses. Of those restructuring savings, approximately 70% were realized through a reduction of selling, general, and administrative expenses, with the remainder benefiting gross margin.

The Corporation expects that pre-tax savings associated with the fourth quarter 2007, 2008 and first quarter 2009 restructuring actions will benefit its 2009 results by approximately $75 million, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings, approximately 70% will benefit selling, general, and administrative expenses and the remaining 30% will benefit cost of goods sold.

Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas, such as promotion or research and development, above levels that were otherwise assumed.

FINANCIAL CONDITION
Introduction: The following summarizes the Corporation’s cash flows for the three months ended March 29, 2009 and March 30, 2008 (in millions of dollars).

	March 29, 2009	March 30, 2008
Cash flow used in operating activities	$(269.8)	$(86.9)
Cash flow provided by investing activities	145.8	16.1
Cash flow provided by financing activities	177.7	68.4
Effect of exchange rate changes on cash	(6.5)	3.1
Increase in cash and cash equivalents	$47.2	$.7
Cash and cash equivalents at end of period	$325.0	$255.4

As more fully disclosed under the caption “Financial Condition”, included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation’s operating cash flow provides the primary source of funds to finance operating needs and capital expenditures. As necessary, the Corporation supplements its operating cash flow with debt. The Corporation’s operating cash flow is significantly impacted by its net earnings and working capital management. The Corporation anticipates that its operating cash flow in 2009 will be adversely impacted by lower net earnings than those experienced in 2008.

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

The Corporation will continue to have cash requirements to support seasonal working capital needs, capital expenditures, and dividends to stockholders, to pay interest, and to service debt. At March 29, 2009, the Corporation had $325.0 million of cash and cash equivalents. Most of the Corporation’s cash is held by its subsidiaries. The Corporation’s overall cash position reflects its business results and a global cash management strategy that takes into account liquidity management, economic factors, the statutes, regulations and practices in jurisdictions where the Corporation has operations, and tax considerations. At March 29, 2009, the Corporation had $717.0 million of borrowing available under a $1.0 billion unsecured revolving credit facility that expires in December 2012. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its commercial paper program, existing unsecured revolving credit facility or under short-term borrowing facilities and additional term financing. The recent turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit; however, the Corporation believes that it can continue to access credit although any new borrowings may be at less favorable terms than the Corporation has historically experienced. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

Cash Flow from Operating Activities: Operating activities used cash of $269.8 million for the three months ended March 29, 2009, as compared to $86.9 million for the three months ended March 30, 2008. The increase in cash used by operating activities in the first quarter of 2009 was primarily due to lower net earnings, higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities, restructuring spending and working capital, including the effects of higher payments for income taxes.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of March 29, 2009, increased modestly from the level as of March 30, 2008. Average inventory turns as of March 29, 2009, approximated inventory turns as of March 30, 2008.

The Corporation sponsors pension and postretirement benefit plans. The Corporation’s cash funding of these plans was approximately $36 million for the year ended December 31, 2008. Cash contribution requirements for these plans are either based upon the applicable regulation for each country (principally the U.S. and United Kingdom) or are funded on a pay-as-you-go basis. The Corporation expects that its cash funding of its pension and postretirement benefit plans will approximate $40 million to $45 million in 2009. That increase in cash funding is principally attributable to the Corporation’s qualified pension plans in the U.S. Cash contributions for the Corporation’s qualified pension plans in the U.S. are governed by the Pension Protection Act of 2006 (PPA). Contribution requirements under the PPA are generally based upon the funded status of the plan (determined by comparing plan assets to the actuarially determined plan obligations). The reduction in the fair value of the Corporation’s pension plan assets that occurred in 2008 requires the Corporation to make contributions to its U.S. qualified pension plans in 2009. These contribution requirements could also continue or increase in years subsequent to 2009 unless there is an improvement in the funded status of the Corporation’s U.S. qualified pension plans.

Cash Flow from Investing Activities: Investing activities provided cash of $145.8 million for the three months ended March 29, 2009, as compared to $16.1 million for the three months ended March 30, 2008. Hedging activities – associated with the Corporation’s net investment hedging activities – resulted in a cash inflow of $165.8 million for the three months ended March 29, 2009, as compared $40.3 million for the corresponding period in 2008. The increase in cash inflow from hedging activities in the first quarter of 2009 over the comparable 2008 period is attributable to the relative weakening of the pound sterling against the U.S. dollar over the respective hedged periods. Capital expenditures decreased by $5.2 million from the first quarter of 2008 level to $19.8 million in first quarter of 2009. The Corporation anticipates that its capital spending in 2009 will approximate $85 million.

Cash Flow from Financing Activities: Financing activities provided cash of $177.7 million for the three months ended March 29, 2009, as compared to $68.4 million for the three months ended March 30, 2008. Cash provided by financing activities in the first quarter of 2009 included a net increase in short-term borrowings of $203.0 million and dividend payments of $25.3 million. Dividend payments, on a per share basis, in the first quarter of 2009 were consistent with corresponding period in 2008. Sources of cash from financing activities in the first quarter of 2008 primarily included a net increase in short-term borrowings of $126.9 million, and proceeds from long-term debt of $99.8 million (net of issuance costs of $.2 million). These cash sources were offset by the Corporation’s purchase of 2,000,541 of its common stock at an aggregate cost of $133.6 million and dividend payments of $25.6 million. At March 29, 2009, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3,777,145 shares of its common stock.

In early April 2009, the Corporation issued $350.0 million of 8.95% senior notes due 2014. The Corporation utilized the net proceeds from the issuance of the senior notes to repay short-term borrowings which were outstanding at that time. In addition, in April 2009, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.12 per share on the Corporation’s outstanding stock payable during the second quarter of 2009. The $.12 dividend represents a 71% decrease from the $.42 quarterly dividend paid by the Corporation during the first quarter of 2009. Future dividends will depend on the Corporation’s earnings, financial condition, and other factors.

Credit Rating: The Corporation’s credit ratings are reviewed periodically by major debt rating agencies including Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings. The Corporation’s credit ratings and outlook from each of the credit rating agencies as of March 29, 2009, follow:
	Long-term Debt	Short-term Debt	Outlook
Moody’s Investors Service	Baa3	P3	Stable
Standard & Poor’s	BBB	A3	Negative
Fitch Ratings	BBB	F2	Negative

The credit ratings and outlook noted in the preceding table reflect the following changes that occurred during the three months ended March 29, 2009. On February 12, 2009, Fitch Ratings affirmed the Corporation’s BBB/F2 ratings, but revised its outlook from “Stable” to “Negative”. On February 26, 2009, Moody’s Investor Service downgraded the Corporation’s ratings from Baa2/P2 to Baa3/P3 and assigned a “Stable” outlook to the ratings. On March 4, 2009, Standard & Poor’s affirmed its BBB long-term debt rating, downgraded the Corporation’s short-term debt rating from A2 to A3, and revised its ratings outlook from “Stable” to “Negative”. The credit rating agencies consider many factors when assigning their ratings, such as the impact of the global economic environment and distress in the financial markets and their possible impact on the Corporation’s financial performance, including certain financial metrics utilized by the credit rating agencies in determining the Corporation’s credit rating. Accordingly, it is possible that the credit rating agencies could reduce the Corporation’s credit ratings from their current level. This could significantly influence the interest rate of any of the Corporation’s future financing.

The Corporation’s ability to maintain its commercial paper program is principally a function of its short-term debt credit rating. As a result of the reduction in the Corporation’s short-term credit ratings that occurred during the first quarter of 2009, the Corporation’s ability to access commercial paper borrowings has been substantially reduced. As a result, the Corporation has initiated borrowing under its $1.0 billion unsecured credit facility. Borrowings under this credit facility are at interest rates that may vary based upon the rating of its long-term debt. The Corporation’s current borrowing rates under its credit facility may be set at either Citibank’s prime rate or at LIBOR plus ..30%. The spread above LIBOR could increase by a maximum amount of .30% based upon reductions in the Corporation’s credit rating. The Corporation expects to utilize borrowings under its $1.0 billion unsecured credit facility and its commercial paper program to fund its short-term borrowing requirements.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those factors identified in Item 1A of Part II of this report and in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information required under this Item is contained in Note 3 of Notes to the Consolidated Financial Statements, and under the caption “Hedging Activities”, included in Item 7, and in Notes 1 and 9 of Notes to Consolidated Financial Statements, included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated by reference herein.

Item 4. Controls and Procedures
(a) Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 29, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b) There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended March 29, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
As more fully described in the Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 13, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption "Risk Factors" included in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the risk factor noted below, which could materially affect our business, financial condition or results of operations.

•
The global credit crisis may impact the availability and cost of credit.  The turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit, particularly through the commercial paper market.  Our ability to maintain our commercial paper program is principally a function of our short-term debt credit rating. Following our guidance for lower earnings in 2009, each of the major debt rating agencies – Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings – reviewed our credit ratings.  During the three months ended March 29, 2009, Fitch Ratings affirmed our short-term debt rating of F2, Moody’s Investors Service downgraded our short-term debt rating from P2 to P3, and Standard & Poor’s downgraded our short-term debt rating from A2 to A3. As a result of the reduction in our short-term credit ratings that occurred during the first quarter of 2009, our ability to access commercial paper borrowings has been substantially reduced. As a result, we have initiated borrowing under our $1.0 billion unsecured credit facility. Although we believe that the lenders participating in our revolving credit facility will be able to provide financing in accordance with their contractual obligations, the current economic environment may adversely impact our ability to borrow additional funds on comparable terms in a timely manner.  Continued disruption in the credit markets also may negatively affect the ability of our customers and suppliers to conduct business on a normal basis. The deterioration of our future business performance, beyond our current expectations, could result in our non-compliance with debt covenants.

The risks described in the preceding paragraph and in our Annual Report on Form 10-K are not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risk or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, or result of operations.

Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Stockholders was held on April 30, 2009, for the election of directors and to ratify the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2009. A total of 52,675,654 of the 60,129,728 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting, the stockholders:

(1)	Elected the following directors:

Directors	Number of Shares Voted For	Number of Shares Authority Withheld
Nolan D. Archibald	45,389,106	7,286,548
Norman R. Augustine	51,157,954	1,517,700
Barbara L. Bowles	51,115,626	1,560,028
George W. Buckley	48,558,988	4,116,666
M. Anthony Burns	51,722,612	953,042
Kim B. Clark	51,821,468	854,186
Manuel A. Fernandez	51,420,804	1,254,850
Benjamin H. Griswold, IV	48,750,181	3,925,473
Anthony Luiso	51,212,682	1,462,972
Robert L. Ryan	51,692,560	983,094
Mark H. Willes	48,778,581	3,897,073

(2)
Ratified the selection of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal year 2009 by an affirmative vote of 51,604,337; votes against ratification were 1,010,162; and abstentions were 61,155.

No other matters were submitted to a vote of the stockholders at the meeting.

Item 6. Exhibits

Exhibit No.	Description

10.1	The Black & Decker 2003 Stock Option Plan, as amended and restated.

10.2
Form of Restricted Stock Unit Award Agreement relating to The Black & Decker 2008 Restricted Stock Plan, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 30, 2009, is incorporated herein by reference.

10.3
Form of Restricted Share Agreement relating to The Black & Decker 2004 Restricted Stock Plan, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 30, 2009, is incorporated herein by reference.

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

Date:  May 7, 2009