Form 10-Q
period 2009-06-28
BLACK & DECKER CORP
filed 2009-08-06
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 28, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from	to

Commission File Number: 1-01553

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

The number of shares of Common Stock outstanding as of July 24, 2009: 60,167,458

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

June 28, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales	$1,191.4	$1,641.7	$2,265.1	$3,137.5
Cost of goods sold	819.2	1,104.5	1,552.1	2,082.8
Selling, general, and administrative expenses	301.3	399.5	604.3	794.1
Restructuring and exit costs	—	—	11.9	18.3
Operating Income	70.9	137.7	96.8	242.3
Interest expense (net of interest income)	22.9	14.8	38.8	31.3
Other (income) expense	(5.0)	.4	(4.0)	.4
Earnings Before Income Taxes	53.0	122.5	62.0	210.6
Income taxes	14.7	25.8	18.8	46.5
Net Earnings	$38.3	$96.7	$43.2	$164.1

Net Earnings Per Common Share – Basic	$.63	$1.58	$.71	$2.68
Shares Used in Computing Basic Earnings Per Share (in Millions)	59.5	60.1	59.4	60.3

Net Earnings Per Common Share – Assuming Dilution	$.63	$1.56	$.71	$2.64
Shares Used in Computing Diluted Earnings Per Share (in Millions)	59.5	61.1	59.4	61.3

Dividends Per Common Share	$.12	$.42	$.54	$.84

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	June 28, 2009	December 31, 2008
Assets
Cash and cash equivalents	$564.0	$277.8
Trade receivables	929.6	924.6
Inventories	799.3	1,024.2
Other current assets	275.0	377.0
Total Current Assets	2,567.9	2,603.6
Property, Plant, and Equipment	503.1	527.9
Goodwill	1,222.7	1,223.2
Other Assets	818.6	828.6
	$5,112.3	$5,183.3
Liabilities and Stockholders’ Equity
Short-term borrowings	$.5	$83.3
Current maturities of long-term debt	—	.1
Trade accounts payable	333.6	453.1
Other current liabilities	739.0	947.4
Total Current Liabilities	1,073.1	1,483.9
Long-Term Debt	1,720.9	1,444.7
Postretirement Benefits	676.9	669.4
Other Long-Term Liabilities	475.6	460.5
Stockholders’ Equity
Common stock, par value $.50 per share	30.1	30.0
Capital in excess of par value	26.5	14.3
Retained earnings	1,547.4	1,536.8
Accumulated other comprehensive income (loss)	(438.2)	(456.3)
Total Stockholders’ Equity	1,165.8	1,124.8
	$5,112.3	$5,183.3

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	62,923,723	$31.5	$27.0	$1,498.5	$(98.3)	$1,458.7
Comprehensive income (loss):
Net earnings	—	—	—	164.1	—	164.1
Net gain on derivative instruments (net of tax)	—	—	—	—	12.8	12.8
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	31.6	31.6
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	7.1	7.1
Comprehensive income	—	—	—	164.1	51.5	215.6
Cash dividends ($.84 per share)	—	—	—	(51.1)	—	(51.1)
Common stock issued under stock-based plans (net of forfeitures)	185,066	.1	16.5	—	—	16.6
Purchase and retirement of common stock	(2,984,405)	(1.5)	(43.5)	(148.4)	—	(193.4)
Balance at June 29, 2008	60,124,384	$30.1	$—	$1,463.1	$(46.8)	$1,446.4

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	60,092,726	$30.0	$14.3	$1,536.8	$(456.3)	$1,124.8
Comprehensive income (loss):
Net earnings	—	—	—	43.2	—	43.2
Net loss on derivative instruments (net of tax)	—	—	—	—	(27.5)	(27.5)
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	39.7	39.7
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	5.9	5.9
Comprehensive income	—	—	—	43.2	18.1	61.3
Cash dividends ($.54 per share)	—	—	—	(32.6)	—	(32.6)
Common stock issued under stock-based plans (net of forfeitures)	133,977	.1	14.4	—	—	14.5
Purchase and retirement of common stock	(57,905)	—	(2.2)	—	—	(2.2)
Balance at June 28, 2009	60,168,798	$30.1	$26.5	$1,547.4	$(438.2)	$1,165.8

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Six Months Ended
	June 28, 2009	June 29, 2008
Operating Activities
Net earnings	$43.2	$164.1
Adjustments to reconcile net earnings to cash flow from operating activities:
Non-cash charges and credits:
Depreciation and amortization	63.1	71.9
Stock-based compensation	15.2	13.2
Amortization of actuarial losses and prior service cost	5.9	7.1
Restructuring and exit costs	11.9	18.3
Other	(1.4)	1.3
Changes in selected working capital items:
Trade receivables	8.0	(113.1)
Inventories	233.2	58.7
Trade accounts payable	(118.6)	26.8
Other current liabilities	(130.8)	(61.3)
Restructuring spending	(26.1)	(10.2)
Other assets and liabilities	(154.8)	(78.5)
Cash Flow From Operating Activities	(51.2)	98.3
Investing Activities
Capital expenditures	(34.5)	(53.8)
Proceeds from disposal of assets	3.0	1.6
Cash outflow associated with purchase of previously acquired business	(1.4)	—
Cash inflow from hedging activities	193.9	40.3
Cash outflow from hedging activities	—	(21.0)
Cash Flow From Investing Activities	161.0	(32.9)
Financing Activities
Net decrease in short-term borrowings	(83.8)	(20.6)
Proceeds from issuance of long-term debt (net of debt issue costs of $2.7 and $.3, respectively)	343.1	224.7
Payments on long-term debt	(50.1)	(.1)
Purchase of common stock	(2.2)	(193.4)
Issuance of common stock	.1	2.3
Cash dividends	(32.6)	(51.1)
Cash Flow From Financing Activities	174.5	(38.2)
Effect of exchange rate changes on cash	1.9	5.7
Increase In Cash And Cash Equivalents	286.2	32.9
Cash and cash equivalents at beginning of period	277.8	254.7
Cash And Cash Equivalents At End Of Period	$564.0	$287.6

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

Operating results for the three- and six-month periods ended June 28, 2009, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Corporation has evaluated subsequent events through the filing date of this Form 10-Q, August 6, 2009, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the six months ended June 28, 2009, and June 29, 2008, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended June 28, 2009, and June 29, 2008, was $107.9 million and $133.3 million, respectively.

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

The Corporation adopted FASB Staff Position No. EITF 03-6-1 (FSP EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payments Transactions are Participating Securities, effective January 1, 2009. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting and requires that all prior-period earnings per share data presented be adjusted retrospectively. Accordingly, basic and diluted earnings per share for the three- and six-month periods ended June 29, 2008, have been adjusted to reflect the adoption of FSP EITF 03-6-1.

Note 2:  Inventories
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	June 28, 2009	December 31, 2008
FIFO cost
Raw materials and work-in-process	$213.4	$263.9
Finished products	609.9	783.8
	823.3	1,047.7
Adjustment to arrive at LIFO inventory value	(24.0)	(23.5)
	$799.3	$1,024.2

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

Note 3:  Short-Term Borrowings, Current Maturities of Long-Term Debt, and Long-Term Debt
The terms of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion senior unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $245.9 million and $711.4 million for the six-month periods ended June 28, 2009 and June 29, 2008, respectively. The amount available for borrowing under the Corporation’s unsecured revolving credit facility was approximately $1.0 billion at June 28, 2009.

In April 2009, the Corporation issued senior unsecured notes in the principal amount of $350.0 million. The notes bear interest at a fixed rate of 8.95% and are due in 2014.

In June 2009, the Corporation amended the terms of a $50.0 million term loan agreement to provide for periodic repayments and borrowings up to the original loan amount through the maturity date of April 2011. The Corporation is required to pay a commitment fee on the unutilized portion of the facility. At June 28, 2009, no borrowings were outstanding under this agreement.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $150.6 million and $152.8 million were included in the Consolidated Balance Sheet at June 28, 2009 and December 31, 2008, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

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

Note 5:  Earnings Per Share
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended		Six Months Ended
(Amounts in Millions Except Per Share Data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Numerator:
Net earnings	$38.3	$96.7	$43.2	$164.1
Dividends on stock-based plans	(.2)	(.4)	(.6)	(.7)
Undistributed earnings allocable to stock-based plans	(.7)	(1.2)	(.2)	(1.7)
Numerator for basic and diluted earnings per share – net earnings available to common stockholders	$37.4	$95.1	$42.4	$161.7
Denominator:
Denominator for basic earnings per share – weighted-average shares	59.5	60.1	59.4	60.3
Employee stock options	—	1.0	—	1.0
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	59.5	61.1	59.4	61.3
Basic earnings per share	$.63	$1.58	$.71	$2.68
Diluted earnings per share	$.63	$1.56	$.71	$2.64

As of June 28, 2009 and June 29, 2008, options to purchase approximately 5.8 million and 2.4 million shares of common stock, respectively, with a weighted-average exercise price of $60.01 and $84.20 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Note 6:  Business Segments
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):

	Reportable Business Segments
Three Months Ended June 28, 2009	PowerTools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustment, & Eliminations	Consolidated

Sales to unaffiliated customers	$888.8	$190.8	$124.8	$1,204.4	$(13.0)	$—	$1,191.4
Segment profit (loss) (for Consoli- dated, operating income)	57.7	22.1	7.3	87.1	1.3	(17.5)	70.9
Depreciation and amortization	21.7	4.7	5.6	32.0	(.2)	.3	32.1
Capital expenditures	10.1	3.6	1.1	14.8	(.1)	—	14.7

Three Months Ended June 29, 2008
Sales to unaffiliated customers	$1,127.2	$240.3	$183.8	$1,551.3	$90.4	$—	$1,641.7
Segment profit (loss) (for Consoli- dated, operating income)	89.4	22.2	29.8	141.4	11.8	(15.5)	137.7
Depreciation and amortization	24.7	6.0	5.6	36.3	1.3	.6	38.2
Capital expenditures	16.5	4.7	5.4	26.6	.9	1.3	28.8

Six Months Ended June 28, 2009
Sales to unaffiliated customers	$1,692.2	$361.8	$248.9	$2,302.9	$(37.8)	$—	$2,265.1
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	88.7	29.0	9.7	127.4	3.4	(22.1)	108.7
Depreciation and amortization	42.5	9.5	11.0	63.0	(.5)	.6	63.1
Capital expenditures	24.9	6.5	2.8	34.2	(.3)	.6	34.5

Six Months Ended June 29, 2008
Sales to unaffiliated customers	$2,165.4	$451.4	$371.0	$2,987.8	$149.7	$—	$3,137.5
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	175.5	37.8	59.3	272.6	19.8	(31.8)	260.6
Depreciation and amortization	47.1	10.8	11.0	68.9	2.3	.7	71.9
Capital expenditures	31.5	10.0	9.2	50.7	1.7	1.4	53.8

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Segment profit for total reportable business segments	$87.1	$141.4	$127.4	$272.6
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to actual rates	1.3	11.8	3.4	19.8
Depreciation of Corporate property	(.3)	(.6)	(.6)	(.7)
Adjustment to businesses’ postretirement benefit expenses booked in consolidation	(3.0)	(1.0)	(6.0)	(1.9)
Other adjustments booked in consolidation directly related to reportable business segments	(.8)	(1.1)	5.1	(3.3)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified above	(13.4)	(12.8)	(20.6)	(25.9)
Operating income before restructuring and exit costs	70.9	137.7	108.7	260.6
Restructuring and exit costs	—	—	11.9	18.3
Operating income	70.9	137.7	96.8	242.3
Interest expense, net of interest income	22.9	14.8	38.8	31.3
Other (income) expense	(5.0)	.4	(4.0)	.4
Earnings before income taxes	$53.0	$122.5	$62.0	$210.6

Note 7:  Postretirement Benefits
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The following tables present the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and six months ended June 28, 2009 and June 29, 2008 (in millions of dollars):

	Pension Benefits Plans		Pension Benefits Plans
	In the United States		Outside of the United States
	Three Months Ended		Three Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$4.9	$5.6	$1.8	$3.2
Interest cost	16.4	16.0	8.1	10.8
Expected return on plan assets	(17.4)	(19.4)	(7.8)	(10.6)
Amortization of prior service cost	.3	.5	.2	.3
Amortization of net actuarial loss	4.6	3.9	—	1.2
Net periodic cost	$8.8	$6.6	$2.3	$4.9

	Pension Benefits Plans		Pension Benefits Plans
	In the United States		Outside of the United States
	Six Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$9.7	$11.3	$3.6	$6.3
Interest cost	32.9	31.9	15.9	21.5
Expected return on plan assets	(34.8)	(38.9)	(15.3)	(21.2)
Amortization of prior service cost	.7	1.0	.4	.7
Amortization of net actuarial loss	9.2	7.9	—	2.5
Net periodic cost	$17.7	$13.2	$4.6	$9.8

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The net periodic cost related to these defined postretirement benefit plans were $.7 million and $1.4 million for the three and six months ended June 28, 2009, and $.6 million and $1.2 million for the three and six months ended June 29, 2008, respectively.

Note 8:  Fair Value Measurements
The following table presents the fair value of the Corporation’s financial instruments as of June 28, 2009 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	FIN 39 Netting (a)	June 28, 2009 (Total)
Assets:
Investments	$31.0	$22.4	$—	$53.4
Derivatives	1.1	163.2	(97.9)	66.4
Liabilities:
Derivatives	(2.0)	(97.0)	97.9	(1.1)
Debt	—	(1,674.3)	—	(1,674.3)
(a)
FASB Interpretation No. 39 (FIN 39), Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting arrangement exits.

The carrying amounts of investments and derivatives are equal to their fair value. The carrying amount of debt at June 28, 2009, is $1,721.4 million.

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

Note 9:  Derivative Financial Instruments
The Corporation’s objectives and strategies for using derivative instruments are more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes the contractual amount of foreign currency forward exchange contracts as of June 28, 2009, in millions of dollars, which were entered into to hedge forecasted purchases or to hedge foreign currency denominated assets, liabilities, and firm commitments. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amounts represent the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

	Buy	Sell
Forward exchange contracts to hedge forecasted purchases	$488.5	$(467.0)
Forward exchange contracts to hedge foreign currency denominated assets, liabilities and firm commitments	3,070.0	(3,017.5)

The notional amount of commodity contracts outstanding at June 28, 2009, was 8.6 million pounds and 2.2 million pounds of commodity contracts for zinc and copper, respectively. As of June 28, 2009, the notional amount of the Corporation’s portfolio of fixed-to-variable interest rate swap instruments was $325.0 million. As of June 28, 2009, the notional amount of the Corporation’s net investment hedges consisted of contracts to sell the British Pound Sterling in the amount of £377.7 million. The notional amount of derivative instruments not designated as hedging instruments at June 28, 2009 was not material.

The following table details the fair value of derivative financial instruments included in the Consolidated Balance Sheet as of June 28, 2009 (in millions of dollars):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate contracts	Other current assets	$1.8	Other current liabilities	$—
	Other assets	27.1	Other long-term liabilities	—
Foreign exchange contracts	Other current assets	105.3	Other current liabilities	34.8
	Other assets	4.6	Other long-term liabilities	1.0
Net investment contracts	Other current assets	—	Other current liabilities	40.9
Commodity contracts	Other current assets	.6	Other current liabilities	1.9
	Other assets	.6	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		$140.0		$78.6

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$24.3	Other current liabilities	$20.4
Total Derivatives		$164.3		$99.0

The fair value of derivative financial instruments in the preceding table is presented prior to the netting of derivative receivables and derivative payables under FIN 39 as disclosed in Note 8.

The following table details the impact of derivative financial instruments in the Consolidated Statement of Earnings for the three and six months ended June 28, 2009 (in million of dollars):

Derivatives in Cash Flow Hedging Relationships Three Months Ended June 28, 2009	Amount of Gain (Loss) Recognized in OCI (a) (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Foreign exchange contracts	$50.6	Cost of goods sold	$9.0	Cost of goods sold	$.2
		Interest expense, net	.6	Interest expense, net	—
		Other income	75.3	Other income	—
Commodity contracts	1.9	Cost of goods sold	(1.8)	Cost of goods sold	—
Total	$52.5		$83.1		$.2

Derivatives in Fair Value Hedging Relationships Three Months Ended June 28, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate contracts	Interest expense, net	$(8.6)

Derivatives in Net Investment Hedging Relationships Three Months Ended June 28, 2009	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Foreign exchange contracts	$(56.7)	Other expense	$—

Derivatives Not Designated as Hedging Instruments Three Months Ended June 28, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Foreign exchange contracts	Cost of goods sold	$(.8)
Total		$(.8)

Derivatives in Cash Flow Hedging Relationships Six Months Ended June 28, 2009	Amount of Gain (Loss) Recognized in OCI (a) (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Foreign exchange contracts	$60.1	Cost of goods sold	$26.3	Cost of goods sold	$(.1)
		Interest expense, net	2.2	Interest expense, net	—
		Other income	70.6	Other expense	.1
Commodity contracts	3.7	Cost of goods sold	(4.1)	Cost of goods sold	—
Total	$63.8		$95.0		$—

Derivatives in Fair Value Hedging Relationships Six Months Ended June 28, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate contracts	Interest expense, net	$(12.2)

Derivatives in Net Investment Hedging Relationships Six Months Ended June 28, 2009	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Foreign exchange contracts	$(58.6)	Other expense	$—

Derivatives Not Designated as Hedging Instruments Six Months Ended June 28, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Foreign exchange contracts	Other expense	$1.0
Total		$1.0
(a) OCI is defined as Accumulated Other Comprehensive income (loss), a component of stockholders’ equity.

Amounts deferred in accumulated other comprehensive income (loss) at June 28, 2009, that are expected to be reclassified into earnings during the next twelve months represent an after-tax gain of $25.1 million. The amount expected to be reclassified into earnings during the next twelve months includes unrealized gains and losses related to open foreign currency and commodity contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Note 10:  Stock-Based Compensation
The number of shares/units granted under the Corporation’s stock option and restricted stock plans during the six months ended June 28, 2009, together with the weighted exercise price and the related weighted-average grant-date fair values, were as follows:

	Underlying Shares	Exercise Price	Grant-Date Fair Value
Options Granted	795,940	$38.28	$11.55
Restricted Stock Granted	95,300		$38.28
Restricted Stock Units Granted	488,330		$38.28

The options granted are exercisable in equal annual installments over a period of four years. Under the restricted stock plans, restrictions generally expire four years from the date of grant.

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the stock price on the grant date. The following table summarizes the significant weighted-average assumptions used to determine the grant-date fair value of options granted during the six-month period ended June 28, 2009:

Volatility	35.4%
Dividend yield	2.00%
Risk-free interest rate	2.23%
Expected life in years	6.0

Note 11:  Interest Expense (Net of Interest Income)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest expense	$24.9	$24.6	$44.0	$49.5
Interest (income)	(2.0)	(9.8)	(5.2)	(18.2)
	$22.9	$14.8	$38.8	$31.3

Note 12:  Other (Income) Expense
Other (income) expense was $(5.0) million and $.4 million for the three months ended June 28, 2009, and June 29, 2008, respectively and was $(4.0) million and $.4 million for the six months ended June 28, 2009, and June 29, 2008, respectively. Other (income) expense for the three- and six-month periods ended June 28, 2009 includes a $6.0 million insurance settlement related to an environmental matter.

Note 13:  Income Taxes
Consolidated income tax expense of $14.7 million and $18.8 million was recognized on the Corporation’s earnings before income taxes of $53.0 million and $62.0 million for the three- and six-month periods ended June 28, 2009, respectively. Consolidated income tax expense of $25.8 million and $46.5 million was recognized on the Corporation’s earnings before income taxes of $122.5 million and $210.6 million for the three- and six-month periods ended June 29, 2008, respectively. Consolidated income tax expense included a tax benefit of $3.5 million and $6.1 million recognized on the $11.9 million and $18.3 million pre-tax restructuring charges during the six-month periods ended June 28, 2009 and June 29, 2008, respectively. The Corporation’s effective tax rate was 27.7% and 21.1% for the three-month periods ended June 28, 2009, and June 29, 2008, respectively, and 30.3% and 22.1% for the first six months of 2009 and 2008, respectively. The Corporation’s effective tax rate for the three- and six-month periods ended June 28, 2009, was higher than the effective tax rate recognized in the corresponding period of 2008, due primarily to the following factors:  (i) the favorable resolution of certain tax audits in the 2008 period; and (ii) the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense ratably over the year, on lower earnings before income taxes in the 2009 period.

The amount of unrecognized tax benefits, including the amount of related interest, and the amount, if recognized, that would not affect the annual effective tax rate at the end of each period, in millions of dollars, was as follows:

	June 28, 2009	December 31, 2008
Unrecognized tax benefits (including interest of $25.8 in 2009 and $24.3 in 2008)	$267.8	$255.8
Amount, if recognized, that would not affect the annual effective tax rate	39.9	38.0

At June 28, 2009, the Corporation classified $52.5 million of its liabilities for unrecognized tax benefits within other current liabilities.

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

Note 14:  Restructuring Actions
A summary of restructuring activity during the six-month period ended June 28, 2009, is set forth below (in millions of dollars):

	Severance Benefits	Write-Down to Fair Value Less Costs to Sell of Certain Long- Lived Assets	Other Charges	Total
Restructuring reserve at December 31, 2008	$35.6	$–	$2.0	$37.6
Reserves established in 2009	11.1	.4	.4	11.9
Utilization of reserves:
Cash	(25.7)	–	(.4)	(26.1)
Non-cash	–	(.4)	–	(.4)
Foreign currency translation	.9	–	–	.9
Restructuring reserve at June 28, 2009	$21.9	$–	$2.0	$23.9

The Corporation’s restructuring actions that were initiated prior to 2009 are more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the six-month period ended June 28, 2009, the Corporation recorded a restructuring charge of $11.9 million. The principal components of this restructuring charge related to the elimination of direct and indirect manufacturing positions as well as selling, general, and administrative positions. As a result, a severance benefits accrual of $11.1 million was included in the restructuring charge, of which $8.9 million related to the Power Tools and Accessories segment, $1.4 million related to the Hardware and Home Improvement segment, and $.8 million related to the Fastening and Assembly Systems segment. The severance benefits accrual included the elimination of approximately 1,500 positions including approximately 1,200 manufacturing related positions. The restructuring charge also included a $.4 million write-down to fair value of certain long-lived assets for the Hardware and Home Improvement segment. In addition, the restructuring charge reflected $.3 million and $.1 million related to the early termination of lease agreements by the Power Tools and Accessories segment and Fastening and Assembly Systems segment, respectively, necessitated by the restructuring actions.

Of the remaining $23.9 million restructuring accrual at June 28, 2009, $20.1 million relates to the Power Tools and Accessories segment, $2.8 million relates to the Hardware and Home Improvement segment, $.9 million relates to the Fastening and Assembly Systems segment and $.1 million relates to Corporate. The Corporation anticipates that the remaining actions contemplated under the $23.9 million accrual will be completed during 2009 and 2010.

Note 15:  Litigation and Contingent Liabilities
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

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2010. The estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $48.7 million to approximately

$100 million, with no amount within that range representing a more likely outcome. The Corporation's reserve for this environmental remediation matter of $48.7 million reflects the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at June 28, 2009.

As of June 28, 2009, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $102.1 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of June 28, 2009, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments — Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems — with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales for the six-month period ended June 28, 2009.

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

An overview of certain aspects of the Corporation’s performance during the three- and six-month periods ended June 28, 2009, follows:

•
The Corporation continued to face a difficult demand environment during 2009 due to the impact of the global recession. Sales for the three- and six-month periods ended June 28, 2009, decreased by 27% and 28%, respectively, from the corresponding 2008 periods to $1.2 billion and $2.3 billion, respectively. Those reductions were the result of a 23% and 24% decline in unit volume for the three- and six-month periods ended June 28, 2009, respectively, and a 5% unfavorable impact from foreign currency attributable to the effects of a stronger U.S. dollar, partially offset by 1% of favorable price. The unit volume decline was experienced across all business segments and throughout all geographic regions. The Corporation expects that continued weakness in economic conditions will result in a sales decline of approximately 24% in 2009, as compared to 2008, including a 3% unfavorable impact from foreign currency.

•
Operating income as a percentage of sales for the three- and six-month periods ended June 28, 2009, decreased by approximately 250 basis points and 340 basis points, respectively, from the corresponding periods in 2008. Of the 250 basis point decline for the three-month period ended June 28, 2009, a reduction in gross margin as a percentage of sales contributed approximately 150 basis points and an increase in selling, general, and administrative expenses as a percentage of sales contributed approximately 100 basis points. Of the 340 basis point decline for the six-month period ended June 28, 2009, a reduction in gross margin as a percentage of sales contributed approximately 210 basis points and an increase in selling, general, and administrative expenses as a percentage of sales contributed approximately 140 basis points, and were partially offset by a $6.4 million reduction in restructuring and exit costs that contributed a favorable 10 basis points. Gross margin as a percentage of sales declined in the second quarter and first half of 2009, as compared to the corresponding periods in 2008, as a result of the unfavorable effects of lower volumes, including the de-

leveraging of fixed costs, and mix, which were partially offset by lower inventory write-downs, the favorable effects of pricing, and restructuring. Despite a 25% and 24% reduction in selling, general, and administrative expenses in the second quarter and first half of 2009 from the 2008 levels, selling, general, and administrative expenses as a percentage of sales increased in the three- and six-month periods ended June 28, 2009, as compared to the corresponding periods in 2008, due to the de-leveraging of expenses over a lower sales base. The Corporation anticipates that operating income as a percentage of sales will approximate 5% in 2009. The Corporation expects that operating income in 2009 will be unfavorably impacted by the de-leveraging of expenses over a lower sales base which will be partially offset by the benefits of restructuring, cost reduction and productivity initiatives and by favorable pricing.

•
Interest expense (net of interest income) increased by $8.1 million and $7.5 million for the three- and six-month periods ended June 28, 2009, over the corresponding 2008 periods primarily as a result of the early April 2009 issuance of $350.0 million of 8.95% senior notes due 2014 and the effects of lower interest rate spreads earned on the Corporation’s foreign currency hedging activities. The Corporation utilized the net proceeds from the issuance of the senior notes to repay outstanding short-term borrowings and, therefore, anticipates that its quarterly interest expense for the remainder of 2009 will approximate interest expense recognized during the second quarter of 2009.

•
The Corporation’s effective tax rate was 27.7% and 21.1% for the three-month periods ended June 28, 2009, and June 29, 2008, respectively, and 30.3% and 22.1% for the first six months of 2009 and 2008, respectively. The Corporation’s effective tax rate for the three- and six-month periods ended June 28, 2009, was higher than the effective tax rate recognized in the corresponding periods of 2008, due primarily to the following factors:  (i) the favorable resolution of certain tax audits in the 2008 period; and (ii) the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense ratably over the year, on lower earnings before income taxes in the 2009 period.

•
Net earnings were $38.3 million, or $.63 per share on a diluted basis, for the three-month period ended June 28, 2009, as compared to net earnings of $96.7 million, or $1.56 per share on a diluted basis, for the corresponding period in 2008. For the first half of 2009, net earnings were $43.2 million, or $.71 per share on a diluted basis, as compared to $164.1 million, or $2.64 per share on a diluted basis, for the corresponding period in 2008.

The preceding information is an overview of certain information for the three- and six-month periods ended June 28, 2009, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

Sales

The following chart sets forth an analysis of the consolidated changes in sales for the three- and six-month periods ended June 28, 2009 and June 29, 2008:

Analysis of Changes in Sales
	Three Months Ended		Six Months Ended
(Dollars in Millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Total sales	$1,191.4	$1,641.7	$2,265.1	$3,137.5
Unit volume	(23)%	(7)%	(24)%	(8)%
Price	1%	(1)%	1%	(1)%
Currency	(5)%	5%	(5)%	5%
Change in total sales	(27)%	(3)%	(28)%	(4)%

Total consolidated sales for the three- and six-month periods ended June 28, 2009, decreased by 27% and 28%, respectively, from the corresponding 2008 periods. Unit volume declined 23% and 24% for the three- and six-month periods ended June 28, 2009, respectively. The unit volume decline was experienced across all business segments and throughout all geographic regions. Pricing actions had a 1% favorable impact on sales for the three- and six-month periods ended June 28, 2009, respectively. The effects of a stronger U.S. dollar, as compared to most other currencies, particularly the euro, Canadian dollar, British pound, and Brazilian real, resulted in a 5% decrease in consolidated sales for the three- and six-month periods ended June 28, 2009, as compared to the corresponding periods in 2008.

Earnings

A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, restructuring and exit costs, and operating income—all expressed as a percentage of sales—follows:

	Three Months Ended		Six Months Ended
(Percentage of sales)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Gross margin	31.2%	32.7%	31.5%	33.6%
Selling, general, and administrative expenses	25.3%	24.3%	26.7%	25.3%
Restructuring and exit costs	—%	—%	.5%	.6%
Operating income	5.9%	8.4%	4.3%	7.7%

The Corporation reported consolidated operating income of $70.9 million, or 5.9% of sales, for the three months ended June 28, 2009, as compared to operating income of $137.7 million, or 8.4% of sales, for the corresponding period in 2008. Operating income for the six months ended June 28, 2009, was $96.8 million, or 4.3% of sales, as compared to operating income of $242.3 million, or 7.7% of sales, for the corresponding period in 2008.

Consolidated gross margin as a percentage of sales declined by 150 basis points from the 2008 level to 31.2% for the three-month period ended June 28, 2009 as a result of lower volumes, including the de-leveraging of fixed costs, and unfavorable mix which were partially offset by the favorable comparison to prior year inventory write-downs and to the favorable effects of pricing, restructuring benefits and commodity deflation. Consolidated gross margin as a percentage of sales declined by 210 basis points from the 2008 level to 31.5% for the six-month period ended June 28, 2009 as a result of lower volumes, the de-leveraging of fixed costs, commodity inflation, and unfavorable mix which were partially offset by the favorable effects of pricing, productivity gains, a favorable comparison to prior year inventory write-downs, and restructuring benefits.

Consolidated selling, general, and administrative expenses as a percentage of sales increased by 100 basis points and 140 basis points over the 2008 levels to 25.3% and 26.7% for the three- and six-month periods ended June 28, 2009, respectively. Those increases in selling, general, and administrative expenses as a percentage of sales were primarily due to the de-leveraging of expenses over a lower sales base. Selling, general, and administrative expenses for the three- and six-month periods ended June 28, 2009, declined by $98.2 million and $189.8 million, respectively, from the prior year’s levels to $301.3 million and $604.3 million, respectively. Those declines were due to several factors, including: (i) cost reduction initiatives and restructuring savings; (ii) the favorable effects of foreign currency translation; and (iii) declines in variable selling expenses due to lower sales volumes.

In the first quarter of 2009, the Corporation recognized restructuring and exit costs of $11.9 million, related to actions in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems segments. As more fully described in Note 14 of Notes to Consolidated Financial Statements, these restructuring charges primarily reflect actions to reduce the Corporation’s selling, general, and administrative expenses and to improve its manufacturing cost base.

Consolidated net interest expense (interest expense less interest income) for the three months ended June 28, 2009, and June 29, 2008, was $22.9 million and $14.8 million, respectively. Consolidated net interest expense (interest expense less interest income) for the six months ended June 28, 2009, and June 29, 2008, was $38.8 million and $31.3 million, respectively. The increase in net interest expense for both the three- and six-month periods ended June 28, 2009, was primarily the result of the early April 2009 issuance of $350.0 million of 8.95% senior notes due 2014 and the effects of lower interest rate spreads earned on the Corporation’s foreign currency hedging activities.

Other (income) expense was $(5.0) million and $.4 million for the three months ended June 28, 2009, and June 29, 2008, respectively and was $(4.0) million and $.4 million for the six months ended June 28, 2009, and June 29, 2008, respectively. Other (income) expense for the three- and six-month periods ended June 28, 2009 includes a $6.0 million insurance settlement related to an environmental matter.

Consolidated income tax expense of $14.7 million and $18.8 million was recognized on the Corporation’s earnings before income taxes of $53.0 million and $62.0 million for the three- and six-month periods ended June 28, 2009, respectively. The Corporation’s effective tax rate was 27.7% and 21.1% for the three-month periods ended June 28, 2009, and June 29, 2008, respectively, and 30.3% and 22.1% for the first six months of 2009 and 2008, respectively. The

Corporation’s effective tax rate for the three- and six-month periods ended June 28, 2009, was higher than the effective tax rate recognized in the corresponding period of 2008, due primarily to the following factors:  (i) the favorable resolution of certain tax audits in the 2008 period; and (ii) the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense ratably over the year, on lower earnings before income taxes in the 2009 period.

The Corporation reported net earnings of $38.3 million, or $.63 per share on a diluted basis, for the three-month period ended June 28, 2009, as compared to net earnings of $96.7 million, or $1.56 per share on a diluted basis, for the corresponding period in 2008. The Corporation reported net earnings of $43.2 million, or $.71 per share on a diluted basis, for the six-month period ended June 28, 2009, as compared to net earnings of $164.1 million, or $2.64 per share on a diluted basis, for the corresponding period in 2008. Net earnings for the six-month periods ended June 28, 2009 and June 29, 2008, included the effects of an after-tax restructuring charge of $8.4 million ($11.9 million before taxes) and $12.2 million ($18.3 million before taxes), respectively.

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

Power Tools and Accessories

Segment sales and segment profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales to unaffiliated customers	$888.8	$1,127.2	$1,692.2	$2,165.4
Segment profit	57.7	89.4	88.7	175.5

Sales to unaffiliated customers in the Power Tools and Accessories segment during the second quarter of 2009 decreased by 21% from the corresponding period in 2008.

During the second quarter of 2009, sales in North America decreased 19% from the prior year’s level primarily due to continued weak demand in the United States as a result of depressed housing and contracting commercial construction. Sales of industrial power tools and accessories in the United States decreased nearly 30% as a result of a continued decline in construction activity. Sales were down in all key channels. Sales of consumer power tools and accessories in the United States increased at a high-single-digit rate over the 2008 level. That increase was attributable to sales of the recently introduced Porter-Cable tradesman line and to sales of  lawn and garden products. These increases were partially offset by lower sales in the automotive and electric and the home product categories. In Canada, sales decreased approximately 34% primarily as a result of double-digit rates of decline in sales of both industrial and consumer power tools and accessories.

Sales in Europe decreased approximately 30% during the second quarter of 2009 from the prior year’s level. Sales declined across all major markets. The sales decline was particularly severe in Eastern Europe. The United Kingdom as well as the Scandinavian and Iberian regions also experienced above-average rates of sales decline as compared to the rest of the European business. During the second quarter of 2009, European sales of industrial power tools and accessories declined by 35% and sales of consumer power tools and accessories declined by 24% from the prior year’s levels.

Sales in other geographic areas decreased at a double-digit rate during the second quarter of 2009 from the prior year’s level. This decrease primarily resulted from a double-digit rate of decline in Latin America as the economic downturn in the United States adversely affected sales in Central America and Mexico. Sales in Asia decreased at a high-single-digit rate.

Segment profit as a percentage of sales for the Power Tools and Accessories segment declined from 7.9% for the second quarter of 2008 to 6.5% for the second quarter of 2009. As percentages of sales, the decline in segment profit resulted from a 60 basis point decrease in gross margin and an 80 basis point increase in selling, general and administrative expenses. The decrease in gross margin as a percentage of sales was principally due to the impact of lower volumes, including the de-leveraging of fixed costs, and unfavorable mix which were partially offset by a favorable comparison to inventory write-downs in the prior year and to the favorable effects of pricing. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales, which more than offset the favorable effects of restructuring and cost reduction initiatives and lower variable selling expenses.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the six months ended June 28, 2009 decreased by 22% from the corresponding period in 2008.

During the six months ended June 28, 2009, sales in North America decreased 21% from the prior year’s level primarily due to continued weak demand in the United States as a result of depressed housing and decelerating commercial construction. Sales of industrial power tools and accessories in the United States decreased 29% as a result of lower sales in the independent channel and at retail. Sales of consumer power tools and accessories in the United States increased at a low-single-digit rate over the 2008 level. In Canada, sales decreased 27% primarily as a result of double-digit rates of decline in sales of both industrial and consumer power tools and accessories.

Sales in Europe decreased 30% during the six months ended June 28, 2009, from the level experienced in the corresponding 2008 period due to the impact of the global recession. Sales declined across all markets and in all key product lines. The sales decline was particularly severe in Eastern Europe, Scandinavia, the United Kingdom, and the Central European and Iberian regions. During the six months ended June 28, 2009, European sales of industrial power tools and accessories declined by 34% and sales of consumer power tools and accessories declined by 24% from the prior year’s levels.

Sales in other geographic areas decreased at a high-single-digit rate during the six months ended June 28, 2009, from the level experienced in the corresponding period in 2008. This decrease primarily resulted from a high-single-digit rate of decline in Latin America, with double-digit rates of declines experienced in Central America and Mexico. Sales in Asia decreased at a double-digit rate.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 5.2% for the six-month period ended June 28, 2009, as compared to 8.1% for the corresponding period in 2008. As percentages of sales, the decrease in segment profit resulted from a nearly equal decrease in gross margin and increase in selling, general and administrative expenses. The decrease in gross margin as a percentage of sales was principally due to the unfavorable effects of commodity inflation (including the appreciation of the Chinese renminbi), lower volumes, including the de-leveraging of fixed costs, and unfavorable mix, which more than offset favorable price and a favorable comparison to inventory write-downs in the prior year. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales, which more than offset the favorable effects of restructuring and cost reduction initiatives and lower variable selling expenses.

Hardware and Home Improvement

Segment sales and segment profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales to unaffiliated customers	$190.8	$240.3	$361.8	$451.4
Segment profit	22.1	22.2	29.0	37.8

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 21% during the three-month period ended June 28, 2009, from the corresponding period in 2008. Lockset sales decreased at a double-digit rate during the second quarter of 2009, from the corresponding period in 2008, due to the effects of U.S. housing conditions as well as to a reduction in sales of higher-priced products. Sales of plumbing products during the three-month period ended June 28, 2009, decreased 32%, as compared to the prior year’s level as sales in the both the new construction and retail channels declined at double-digit rates.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment increased from 9.2% for the three months ended June 29, 2008, to 11.6% for the three months ended June 28, 2009. As percentages of sales, the increase in segment profit primarily resulted from an increase in gross margin. The increase in gross margin was due to the favorable effects of commodity deflation, productivity gains and restructuring benefits, which were partially offset by the unfavorable effects of lower volumes and  fixed cost absorption. Selling, general, and administrative expenses as a percentage of sales were virtually flat as cost reductions were consistent with the sales decline.

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 20% during the six-month period ended June 28, 2009, from the corresponding period in 2008. Lockset sales decreased at a double-digit rate during the first half of 2009 from the corresponding period in 2008 due to the effects of U.S. housing conditions as well as to a reduction in sales of higher-priced products. Sales of plumbing products during the six-month period ended

June 28, 2009, decreased 24%, as compared to the prior year’s level as sales in the both the new construction and retail channels declined at double-digit rates.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment decreased from 8.4% for the six months ended June 29, 2008, to 8.0% for the six months ended June 28, 2009. As percentages of sales, the decrease in segment profit primarily resulted from an increase in selling, general and administrative expenses which was partially offset by an increase in gross margin. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales, which more than offset the benefit of reduced selling, general and administrative expenses resulting from restructuring and cost reduction initiatives. The increase in gross margin was primarily due to commodity deflation as well as favorable mix and price which were partially offset by lower volumes and unfavorable fixed cost absorption.

Fastening and Assembly Systems

Segment sales and segment profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales to unaffiliated customers	$124.8	$183.8	$248.9	$371.0
Segment profit	7.3	29.8	9.7	59.3

Sales to unaffiliated customers in the Fastening and Assembly Systems segment for the three-month period ended June 28, 2009, decreased by 32%, as compared to the corresponding period in 2008. That decline primarily resulted from weakness in both the automotive industry and the industrial channel related to the global economic slowdown. The September 2008 acquisition of Spiralock resulted in a 2% increase in the segment’s sales during the second quarter. Sales in North America decreased 42% during the second quarter from the corresponding period in 2008, reflecting significant weakness in both the U.S. automotive and industrial businesses. Sales in Europe during the second quarter of 2009 decreased 28% as compared to the prior year’s level, as a result of double-digit rates of decline in sales of both the automotive and industrial businesses. Sales in Asia during the second quarter decreased 30% from the corresponding period in 2008.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 16.2% in the second quarter of 2008 to 5.8% in the second quarter of 2009 due to the effects of de-leveraging of costs over lower sales volumes. As percentages of sales, the decrease in segment profit resulted from a decrease in gross margin and an increase in selling, general, and administrative expenses.

Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased by 33% during the six-month period ended June 28, 2009, as compared to the corresponding period in 2008. That decline primarily resulted from weakness in both the automotive industry and the industrial channel related to the global economic slowdown. The September 2008 acquisition of Spiralock resulted in a 2% increase in the segment’s sales during the first half of 2009. Sales in North America decreased 43% during the first half of 2009 from the corresponding period in 2008, reflecting significant declines in both the U.S. automotive and industrial businesses. Sales in

Europe during the first half of 2009 decreased 28% as compared to the prior year’s level, as a result of double-digit rates of decline in sales of both the automotive and industrial business. Sales in Asia during the first half of 2009 decreased 32% from the corresponding period in 2008.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 16.0% in the first half of 2008 to 3.9% in the corresponding 2009 period due to the effects of de-leveraging of costs over lower sales volumes. As percentages of sales, the decrease in segment profit resulted from a decrease in gross margin and an increase in selling, general, and administrative expenses.

Other Segment-Related Matters

As indicated in the first table of Note 6 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments, and Eliminations was $(17.5) million and $(22.1) million for the three- and six-month periods ended June 28, 2009, respectively, as compared to $(15.5) million and $(31.8) million, respectively, for the corresponding periods in 2008. The increase in Corporate expenses during the three months ended June 28, 2009, was primarily due to higher benefits and risks expenses (in excess of amounts charged to the reportable segments), and higher pension expense which were partially offset by the effects of lower legal and environmental expenses and lower Corporate spending.

On a year-to-date basis, the decrease in Corporate expenses in 2009 was primarily due to income directly related to reportable business segments booked in consolidation, including a $3.9 million reversal of previously established legal reserves due to a favorable ruling on certain litigation in the first quarter, the effects of lower legal and environmental expense, lower corporate spending, and lower expenses associated with intercompany eliminations which were partially offset by increased expenses associated with benefits and risks expenses (in excess of amounts charged to the reportable segments) and higher pension costs.

Expense recognized by the Corporation, on a consolidated basis, relating to its pension and other postretirement benefit plans decreased by $.3 million and $.5 million for the three- and six-month periods ended June 28, 2009, respectively, as compared to the 2008 levels. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $3.0 million and $6.0 million for the three- and six-month periods ended June 28, 2009, respectively, as compared to $1.0 million and $1.9 million, respectively, for the corresponding periods in 2008. Those increases in the Corporate adjustment in 2009, as compared to the 2008 periods, resulted from an increase in pension and other postretirement benefit expense (excluding the service costs allocated to the reportable business segments). As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. The Corporation anticipates that its pension and other postretirement benefit costs in 2009 will approximate the 2008 level.

Income (expense) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments was $(.8) million and $5.1 million for the three- and six-month periods ended June 28, 2009, as compared to $(1.1) million and $(3.3) million for the corresponding periods in 2008. The segment-related income

(expense) excluded from segment profit for both the three- and six-month periods ended June 28, 2009, primarily related to the Hardware and Home Improvement and Power Tools and Accessories segments. The segment-related expense excluded from segment profit for both the three- and six-month periods ended June 29, 2008, primarily related to the Power Tools and Accessories segment.

RESTRUCTURING ACTIVITY

The Corporation is committed to continuous productivity improvements and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Corporation’s restructuring activities are more fully discussed in Item 7 under the caption “Restructuring Actions” and Item 8 in Note 18 of Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 14 of Notes to Consolidated Financial Statements.

The Corporation realized restructuring benefits of approximately $18 million and $33 million during the three- and six-month periods ended June 28, 2009, respectively, net of restructuring-related expenses. Of those restructuring savings, approximately 70% were realized through a reduction of selling, general, and administrative expenses, with the remainder benefiting gross margin.

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

INTEREST RATE SENSITIVITY
The following table provides information as of June 28, 2009, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	6 Mos. Ending Dec. 31, 2009	2010	2011	2012	2013	Thereafter	Total	Fair Value (Assets)/ Liabilities
LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars and other currencies) (a)	$.5	$—	$—	$—	$—	$—	$.5	$.5
Average interest rate	15.04%						15.04%
Long-term debt
Variable rate (U.S. dollars)	$—	$—	$75.0	$100.0	$—	$—	$175.0	$175.0
Average interest rate			1.44%	1.53%			1.49%
Fixed rate (U.S. dollars)	$—	$—	$400.0	$—	$—	$1,100.0	$1,500.0	$1,498.8
Average interest rate			7.13%			6.67%	6.79%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$—	$—	$100.0	$—	$—	$225.0	$325.0	$(29.0)
Average pay rate (b)
Average receive rate			4.87%			4.79%	4.81%
(a)	Short-term borrowings of $.5 million are predominantly denominated in Brazilian real.
(b)
The average pay rate for swaps in the notional principal amount of $125.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $100.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swaps is based upon 6-month forward LIBOR.

FINANCIAL CONDITION
Introduction: The following summarizes the Corporation’s cash inflows (outflows) for the six months ended June 28, 2009 and June 29, 2008 (in millions of dollars).

	June 28, 2009	June 29, 2008
Cash flow from operating activities	$(51.2)	$98.3
Cash flow from investing activities	161.0	(32.9)
Cash flow from financing activities	174.5	(38.2)
Effect of exchange rate changes on cash	1.9	5.7
Increase in cash and cash equivalents	$286.2	$32.9
Cash and cash equivalents at end of period	$564.0	$287.6

As more fully disclosed under the caption “Financial Condition”, included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the Corporation’s operating cash flow provides the primary source of funds to finance operating needs and capital expenditures. As necessary, the Corporation supplements its operating cash flow with debt. The Corporation’s operating cash flow is significantly impacted by its net earnings and working capital management, as well as by its hedging activity discussed below. The Corporation anticipates that its operating cash flow in 2009 will be adversely impacted by lower net earnings than that experienced in 2008.

Cash inflows and outflows related to the Corporation’s currency hedging activities are classified in the cash flow statement under operating activities or investing activities based upon the nature of the hedge. Cash flows related to hedges of the Corporation’s foreign currency denominated assets, liabilities, and forecasted transactions are classified as operating activities, and cash flows related to hedges of the Corporation’s net investment in foreign subsidiaries are classified as investing activities. Due to the rapid strengthening of the U.S. dollar in late 2008, the Corporation experienced much larger gains and losses on these hedges than it has in the past. Therefore, based upon current exchange rates, the Corporation expects that cash outflows associated with currency hedges whose cash flows are classified within operating activities will significantly reduce cash flows from operating activities in 2009. However, such reduction is expected to be more than offset by cash inflows associated with hedges of the Corporation’s net investment in foreign subsidiaries that are classified within cash flows from investing activities.

The Corporation will continue to have cash requirements to support seasonal working capital needs, capital expenditures, and dividends to stockholders, to pay interest, and to service debt. At June 28, 2009, the Corporation had $564.0 million of cash and cash equivalents. Most of the Corporation’s cash is held by its subsidiaries. The Corporation’s overall cash position reflects its business results and a global cash management strategy that takes into account liquidity management, economic factors, the statutes, regulations and practices in jurisdictions where the Corporation has operations, and tax considerations. At June 28, 2009, the Corporation had approximately $1.0 billion of borrowing available under a $1.0 billion unsecured revolving credit facility that expires in December 2012. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its commercial paper program, existing unsecured revolving credit facility or under short-term borrowing facilities. The recent turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit; however, the Corporation believes that it can continue to access credit although any new borrowings may be at less favorable terms than the Corporation has historically experienced. The Corporation believes that cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

Cash Flow from Operating Activities:  Operating activities used cash of $51.2 million for the six months ended June 28, 2009, as compared to cash provided of $98.3 million for the six months ended June 29, 2008. The change in cash from operating activities in the first half of 2009 was primarily due to lower net earnings, higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities, and restructuring spending, which were partially offset by lower working capital requirements.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of June 28, 2009, was flat, as compared to the level as of June 29, 2008. Average inventory turns as of June 28, 2009, approximated inventory turns as of June 29, 2008.

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

Cash Flow from Investing Activities:  Investing activities provided cash of $161.0 million for the six months ended June 28, 2009, as compared to a use of cash of $32.9 million for the six months ended June 29, 2008. Hedging activities – associated with the Corporation’s net investment hedging activities – resulted in a cash inflow of $193.9 million for the six months ended June 28, 2009, as compared to net inflow of $19.3 million for the corresponding period in 2008. The increase in cash inflow from hedging activities in the first half of 2009 over the comparable 2008 period is attributable to the relative weakening of the pound sterling against the U.S. dollar during the respective hedged periods. Capital expenditures decreased by $19.3 million from the first half of 2008 level to $34.5 million in first half of 2009. The Corporation anticipates that its capital spending in 2009 will approximate $80 million.

Cash Flow from Financing Activities:  Financing activities provided cash of $174.5 million for the six months ended June 28, 2009, as compared to a use of cash of $38.2 million for the six months ended June 29, 2008. In early April 2009, the Corporation issued $350.0 million of 8.95% senior notes due 2014. The Corporation utilized the proceeds of $343.1 million (net of issuance costs of $2.7 million and debt discount) from the issuance of the senior notes to repay short-term borrowings that were outstanding at that time. Cash used for financing activities for the six months ended June 28, 2009, included a net decrease in short-term borrowings of $83.8 million, payments on long-term debt of $50.1 million, and dividend payments of $32.6 million. Cash used to pay dividends was $32.6 million for the six months ended June 28, 2009, as compared to $51.1 million in the corresponding 2008 period, a decrease of $18.5 million. Dividend payments, on a per share basis, in the first half of 2009 were $.54 as compared to $.84 in the corresponding period in 2008. In April 2009, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.12 per share on the Corporation’s outstanding stock payable during the second quarter of 2009, a 71% decrease from the $.42 quarterly dividend paid by the Corporation since the first quarter of 2007. Future dividends will depend on the Corporation’s earnings, financial condition, and other factors.

Sources of cash from financing activities in the first half of 2008 primarily included proceeds from long-term debt of $224.7 million (net of issuance costs of $.3 million). Cash used for financing activities for the six months ended June 29, 2008, included a net decrease in short-term borrowings of $20.6 million, share repurchases of $193.4 million, and dividend payments of $51.1 million. During the six months ended June 29, 2008, the Corporation purchased 2,984,405 shares of its common stock at an aggregate cost of $193.4 million. At June 28, 2009, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3.8 million shares of its common stock.

Credit Rating:  The Corporation’s credit ratings are reviewed periodically by major debt rating agencies including Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings. The Corporation’s credit ratings and outlook from each of the credit rating agencies as of June 28, 2009, follow:

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

The Corporation’s ability to maintain its commercial paper program is principally a function of its short-term debt credit rating. As a result of the reduction in the Corporation’s short-term credit ratings that occurred during the first quarter of 2009, the Corporation’s ability to access commercial paper borrowings has been substantially reduced. As a result, the Corporation has utilized its $1.0 billion unsecured credit facility during 2009. No amounts were outstanding under this credit facility as of June 28, 2009. Borrowings under this credit facility are at interest rates that may vary based upon the rating of its long-term debt. The Corporation’s current borrowing rates under its credit facility may be set at either Citibank’s prime rate or at LIBOR plus ..30%. The spread above LIBOR could increase by a maximum amount of .30% based upon reductions in the Corporation’s credit rating. The Corporation expects to utilize borrowings under its commercial paper program and $1.0 billion unsecured credit facility to fund its short-term borrowing requirements.

CRITICAL ACCOUNTING POLICIES
The Corporation’s disclosure of its critical accounting policies – those significant accounting policies that may involve a higher degree of judgment, estimation, or complexity than other accounting policies – are more fully disclosed under the caption “Critical Accounting Policies” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and as included below.

At December 31, 2008, goodwill in the amount of $1,223.2 million was recognized in the Corporation’s consolidated balance sheet, of which $432.9 million related to its Power Tools and Accessories segment, $463.4 million related to its Hardware and Home Improvement segment, and $326.9 million related to its Fastening and Assembly Systems segment. The Corporation accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to an impairment test on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to conduct its annual test for goodwill impairment in the fourth quarter of each year.

The Corporation assesses the fair value of its reporting units for its goodwill impairment tests based upon a discounted cash flow methodology. The identification of reporting units begins at the operating segment level—in the Corporation’s case, the Power Tools and Accessories segment, the Hardware and Home Improvement segment, and the Fastening and Assembly Systems segment—and considers whether operating components one level below the segment level should be identified as reporting units for purposes of goodwill impairment tests if certain conditions exists. These conditions include, among other factors, (i) the extent to which an operating component represents a business (that is, the operating component contains all of the inputs and processes necessary for it to continue to conduct normal operations if transferred from the segment) and (ii) the disaggregation of economically dissimilar operating components within a segment. The Corporation has determined that its reporting units, for purposes of its goodwill impairment tests, represent its operating segments, except with respect to its Hardware and Home Improvement segment for which its reporting units are the plumbing products and security hardware businesses. Goodwill is allocated to each reporting unit at the time of a business acquisition and is adjusted upon finalization of the purchase price of an acquisition. The Corporation has not made any material change in the accounting methodology used to evaluate goodwill impairment during the last year.

The discounted cash flow methodology utilized by the Corporation in estimating the fair value of its reporting units for purposes of its goodwill impairment testing requires various judgmental assumptions about sales, operating margins, growth rates, discount rates, and working capital requirements. In determining those judgmental assumptions, the Corporation considers a variety of data, including—for each reporting unit—its annual budget for the upcoming year (which forms the basis of certain annual incentive targets for reporting unit management), its longer-term business plan, economic projections, anticipated future cash flows, and market data. Assumptions are also made for varying perpetual growth rates for periods beyond the longer-term business plan period. When estimating the fair value of its reporting units in the fourth quarter of 2008, the Corporation assumed operating margins in years 2010 and beyond in excess of the margins realized in 2008 and budgeted for 2009 based upon its belief that recovery from the current global economic crisis will permit a return to more normalized sales levels and operating margins for its reporting units. The key assumptions used to estimate the fair value of the Corporation’s reporting units at the time of its fourth quarter 2008 goodwill impairment test included:  (i) an average sales growth assumption of approximately 3% per annum; (ii) annual operating margins ranging from approximately 6% to 15%; and (iii) a discount rate of 9.5%, which was determined based upon a then-market-based weighted average cost of capital.

The Corporation’s goodwill impairment analysis is subject to uncertainties due to uncontrollable events, including the strategic decisions made in response to economic or competitive conditions, the general economic environment, or material changes in its relationships with significant customers that could positively or negatively impact anticipated future operating conditions and cash flows. In addition, the Corporation’s goodwill impairment analysis is subject to uncertainties due to the current global economic crisis, including the severity of that crisis and the time period before which the global economy recovers.

If the carrying amounts of the Corporation’s reporting units (including recorded goodwill) exceed their respective fair values, determined through the discounted cash flow methodology described above, goodwill impairment may be present. In such an instance, the Corporation would measure the goodwill impairment loss, if any, based upon the fair value of the underlying assets and liabilities of the impacted reporting unit, included any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

The Corporation could be required to evaluate the recoverability of goodwill prior to the next annual assessment if it experiences unexpected significant declines in operating results (including those associated with a more severe or prolonged global economic crisis or other business disruptions than currently assumed), a material negative change in its relationships with significant customers, or divestitures of significant components of the Corporation’s businesses. However, based upon the Corporation’s goodwill impairment analysis conducted in the fourth quarter of 2008, a hypothetical reduction in the fair value of its reporting units by a specified percentage, ranging from approximately 13% for one reporting unit to between approximately 30% to 70% for the Corporation’s other reporting units, would not have resulted in a situation in which the carrying value of the respective reporting unit exceeded that reduced fair value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information required under this Item is contained in Note 3 of Notes to the Consolidated Financial Statements, in Item 2 of Part 1 of this report under the caption “Interest Rate Sensitivity”, and under the caption “Hedging Activities”, included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated by reference herein.

Item 4. Controls and Procedures
(a) Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 28, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b) There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended June 28, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

THE BLACK & DECKER CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
As more fully described in the Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 15, the Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of the Corporation’s products, allegations of patent and trademark infringement, and litigation and administrative proceedings relating to employment matters, tax matters and commercial disputes. In addition, the Corporation is party to litigation and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment.

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

The global credit crisis may impact the availability and cost of credit. The turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit, particularly through the commercial paper market. Our ability to maintain our commercial paper program is principally a function of our short-term debt credit rating. Following our guidance for lower earnings in 2009, each of the major debt rating agencies – Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings – reviewed our credit ratings. During the first quarter of 2009, Fitch Ratings affirmed our short-term debt rating of F2, Moody’s Investors Service downgraded our short-term debt rating from P2 to P3, and Standard & Poor’s downgraded our short-term debt rating from A2 to A3. As a result of the reduction in our short-term credit ratings that occurred during the first quarter of 2009, our ability to access commercial paper borrowings has been substantially reduced. As a result, we have utilized our $1.0 billion unsecured credit facility during 2009. Although we believe that the lenders participating in our revolving credit facility will be able to provide financing in accordance with their contractual obligations, the current economic environment may adversely impact our ability to borrow additional funds on comparable terms in a timely manner. Continued disruption in the credit markets also may negatively affect the ability of our customers and suppliers to conduct business on a normal basis. The deterioration of our future business performance, beyond our current expectations, could result in our non-compliance with debt covenants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans (c)
March 30, 2009 through April 26, 2009	173	$36.12	—	3,777,145
April 27, 2009 through May 24, 2009	57,732	37.23	—	3,777,145
May 25, 2009 through June 28, 2009	—	—	—	3,777,145
Total	57,905	$37.23	—	3,777,145

(a)	The periods represent the Corporation’s monthly fiscal calendar.

(b)	Includes 57,905 shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to The Black & Decker Supplemental Pension Plan.

10.2
The Black & Decker Supplemental Executive Retirement Plan, as amended and restated, included in the Corporation’s Current Report on Form 8-K filed with the Commission on July 20, 2009, is incorporated herein by reference.

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

Date:  August 6, 2009