Form 10-Q
period 2009-09-27
BLACK & DECKER CORP
filed 2009-11-06
CIK 12355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

The number of shares of Common Stock outstanding as of October 23, 2009:  60,231,022

THE BLACK & DECKER CORPORATION

INDEX – FORM 10-Q

September 27, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Sales	$1,208.7	$1,570.8	$3,473.8	$4,708.3
Cost of goods sold	808.4	1,061.9	2,360.5	3,144.7
Selling, general, and administrative expenses	309.6	373.4	913.9	1,167.5
Restructuring and exit costs	—	15.6	11.9	33.9
Operating Income	90.7	119.9	187.5	362.2
Interest expense (net of interest income)	22.3	13.4	61.1	44.7
Other expense (income)	.8	(3.0)	(3.2)	(2.6)
Earnings Before Income Taxes	67.6	109.5	129.6	320.1
Income taxes	12.2	23.7	31.0	70.2
Net Earnings	$55.4	$85.8	$98.6	$249.9

Net Earnings Per Common Share – Basic	$.91	$1.43	$1.63	$4.11
Shares Used in Computing Basic Earnings Per Share (in Millions)	59.5	59.2	59.4	59.9

Net Earnings Per Common Share – Assuming Dilution	$.91	$1.41	$1.62	$4.04
Shares Used in Computing Diluted Earnings Per Share (in Millions)	59.6	60.1	59.5	60.9

Dividends Per Common Share	$.12	$.42	$.66	$1.26

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEET (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Amount)

	September 27, 2009	December 31, 2008
Assets
Cash and cash equivalents	$821.5	$277.8
Trade receivables	972.6	924.6
Inventories	793.5	1,024.2
Other current assets	257.1	377.0
Total Current Assets	2,844.7	2,603.6
Property, Plant, and Equipment	489.6	527.9
Goodwill	1,226.7	1,223.2
Other Assets	827.0	828.6
	$5,388.0	$5,183.3
Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$83.3
Current maturities of long-term debt	—	.1
Trade accounts payable	443.8	453.1
Other current liabilities	793.6	947.4
Total Current Liabilities	1,237.4	1,483.9
Long-Term Debt	1,722.2	1,444.7
Postretirement Benefits	682.9	669.4
Other Long-Term Liabilities	498.4	460.5
Stockholders’ Equity
Common stock, par value $.50 per share	30.1	30.0
Capital in excess of par value	36.9	14.3
Retained earnings	1,595.5	1,536.8
Accumulated other comprehensive income (loss)	(415.4)	(456.3)
Total Stockholders’ Equity	1,247.1	1,124.8
	$5,388.0	$5,183.3

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions Except Per Share Data)

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	62,923,723	$31.5	$27.0	$1,498.5	$(98.3)	$1,458.7
Comprehensive income (loss):
Net earnings	—	—	—	249.9	—	249.9
Net gain on derivative instruments (net of tax)	—	—	—	—	40.8	40.8
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	(34.2)	(34.2)
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	10.7	10.7
Comprehensive income	—	—	—	249.9	17.3	267.2
Cash dividends ($1.26 per share)	—	—	—	(76.5)	—	(76.5)
Common stock issued under stock-based plans (net of forfeitures)	305,122	.2	31.1	—	—	31.3
Purchase and retirement of common stock	(3,136,382)	(1.6)	(52.3)	(148.4)	—	(202.3)
Balance at September 28, 2008	60,092,463	$30.1	$5.8	$1,523.5	$(81.0)	$1,478.4

	Outstanding Common Shares	Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	60,092,726	$30.0	$14.3	$1,536.8	$(456.3)	$1,124.8
Comprehensive income (loss):
Net earnings	—	—	—	98.6	—	98.6
Net loss on derivative instruments (net of tax)	—	—	—	—	(47.5)	(47.5)
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	79.5	79.5
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	8.9	8.9
Comprehensive income	—	—	—	98.6	40.9	139.5
Cash dividends ($.66 per share)	—	—	—	(39.9)	—	(39.9)
Common stock issued under stock-based plans (net of forfeitures)	190,248	.1	24.8	—	—	24.9
Purchase and retirement of common stock	(58,056)	—	(2.2)	—	—	(2.2)
Balance at September 27, 2009	60,224,918	$30.1	$36.9	$1,595.5	$(415.4)	$1,247.1

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
The Black & Decker Corporation and Subsidiaries
(Dollars in Millions)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Operating Activities
Net earnings	$98.6	$249.9
Adjustments to reconcile net earnings to cash flow from operating activities:
Non-cash charges and credits:
Depreciation and amortization	95.6	104.7
Stock-based compensation	23.1	20.9
Amortization of actuarial losses and prior service cost	8.9	10.7
Restructuring and exit costs	11.9	33.9
Other	(5.0)	.2
Changes in selected working capital items:
Trade receivables	(21.0)	(112.1)
Inventories	251.1	37.6
Trade accounts payable	(10.8)	87.7
Other current liabilities	(81.0)	(64.7)
Restructuring spending	(33.3)	(15.4)
Other assets and liabilities	(103.9)	(37.9)
Cash Flow From Operating Activities	234.2	315.5
Investing Activities
Capital expenditures	(48.2)	(77.6)
Proceeds from disposal of assets	3.1	20.2
Purchase of business, net of cash required	—	(23.8)
Cash outflow associated with purchase of previously acquired business	(1.4)	—
Cash inflow from hedging activities	193.9	40.3
Cash outflow from hedging activities	(15.4)	(29.7)
Cash Flow From Investing Activities	132.0	(70.6)
Financing Activities
Net decrease in short-term borrowings	(84.3)	(108.7)
Proceeds from issuance of long-term debt (net of debt issue costs of $2.7 and $.3, respectively)	343.1	224.7
Payments on long-term debt	(50.1)	(.1)
Purchase of common stock	(2.2)	(202.3)
Issuance of common stock	2.4	8.8
Cash dividends	(39.9)	(76.5)
Cash Flow From Financing Activities	169.0	(154.1)
Effect of exchange rate changes on cash	8.5	(5.2)
Increase In Cash And Cash Equivalents	543.7	85.6
Cash and cash equivalents at beginning of period	277.8	254.7
Cash And Cash Equivalents At End Of Period	$821.5	$340.3

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

Operating results for the three- and nine-month periods ended September 27, 2009, are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Comprehensive Income
Accounting standards generally accepted in the United States require that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. For the nine months ended September 27, 2009, and September 28, 2008, the Corporation has presented comprehensive income in the accompanying Consolidated Statement of Stockholders’ Equity. Comprehensive income for the three months ended September 27, 2009, and September 28, 2008, was $78.2 million and $51.6 million, respectively.

Adoption of New Accounting Standards
The following describes new accounting standards that have been adopted by the Corporation.  The adoption of each of these new accounting standards was required under accounting principles generally accepted in the United States.

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, effective January 1, 2008, the Corporation adopted a new accounting standard for measuring the fair value of financial assets and financial liabilities. The Corporation adopted the fair value measurement and disclosure requirements for non-financial assets and liabilities as of January 1, 2009. That adoption did not have a material impact on the Corporation’s financial position or results of operations.

Effective January 1, 2009. the Corporation adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative and hedging activities, without a change to existing standards relative to measurement and recognition. That adoption did not have any effect on the Corporation’s financial position or results of operations. The Corporation’s disclosure about its derivative and hedging activities are included in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, and in Note 9.

Effective January 1, 2009, the Corporation adopted a new accounting standard that clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. See Note 5 of Notes to Consolidated Financial Statements for application of the two-class method to the Corporation’s stock-based plans. The new accounting standard requires that all prior-period earnings per share presented be adjusted retrospectively. Accordingly, basic and diluted earnings per share for the three months ended September 28, 2008, have been adjusted to $1.43 and $1.41, respectively, from $1.45 and $1.42, respectively. Basic and diluted earnings per share for the nine months ended September 28, 2008, have been adjusted to $4.11 and $4.04, respectively, from $4.17 and $4.09, respectively.

Note 2:  Inventories
The classification of inventories at the end of each period, in millions of dollars, was as follows:

	September 27, 2009	December 31, 2008
FIFO cost
Raw materials and work-in-process	$192.7	$263.9
Finished products	617.2	783.8
	809.9	1,047.7
Adjustment to arrive at LIFO inventory value	(16.4)	(23.5)
	$793.5	$1,024.2

Inventories are stated at the lower of cost or market. The cost of United States inventories is based primarily on the last-in, first-out (LIFO) method; all other inventories are based on the first-in, first-out (FIFO) method.

Note 3:  Short-Term Borrowings, Current Maturities of Long-Term Debt, and Long-Term Debt
The terms of the of the Corporation’s $1.0 billion commercial paper program and its supporting $1.0 billion senior unsecured revolving credit facility are more fully disclosed in Note 7 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation’s average borrowings outstanding under its commercial paper program, its unsecured revolving credit facility, and other short-term borrowing arrangements were $196.5 million and $697.9 million for the nine-month periods ended September 27, 2009, and September 28, 2008, respectively. The amount available for borrowing under the Corporation’s unsecured revolving credit facility was approximately $1.0 billion at September 27, 2009.

In April 2009, the Corporation issued senior unsecured notes in the principal amount of $350.0 million. The notes bear interest at a fixed rate of 8.95% and are due in 2014.

In June 2009, the Corporation amended the terms of a $50.0 million term loan agreement to provide for periodic repayments and borrowings up to the original loan amount through the maturity date of April 2011. The Corporation is required to pay a commitment fee on the unutilized portion of the facility. At September 27, 2009, no borrowings were outstanding under this agreement.

Indebtedness of subsidiaries of the Corporation in the aggregate principal amounts of $150.0 million and $152.8 million were included in the Consolidated Balance Sheet at September 27, 2009 and December 31, 2008, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

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

Note 5:  Earnings Per Share
The computations of basic and diluted earnings per share for each period are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in Millions Except Per Share Data)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Numerator:
Net earnings	$55.4	$85.8	$98.6	$249.9
Dividends on stock-based plans	(.2)	(.4)	(.7)	(1.1)
Undistributed earnings allocable to stock-based plans	(1.1)	(1.0)	(1.2)	(2.7)
Numerator for basic and diluted earnings per share – net earnings available to common stockholders	$54.1	$84.4	$96.7	$246.1
Denominator:
Denominator for basic earnings per share – weighted-average shares	59.5	59.2	59.4	59.9
Employee stock options	.1	.9	.1	1.0
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	59.6	60.1	59.5	60.9
Basic earnings per share	$.91	$1.43	$1.63	$4.11
Diluted earnings per share	$.91	$1.41	$1.62	$4.04

As of September 27, 2009, and September 28, 2008, options to purchase approximately 5.7 million and 2.5 million shares of common stock, respectively, with a weighted-average exercise price of $60.09 and $83.28 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Note 6:  Business Segments
The following table provides selected financial data for the Corporation’s reportable business segments (in millions of dollars):
	Reportable Business Segments
Three Months Ended September 27, 2009	PowerTools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustment, & Eliminations	Consolidated

Sales to unaffiliated customers	$869.5	$192.9	$132.8	$1,195.2	$13.5	$—	$1,208.7
Segment profit (loss) (for Consoli- dated, operating income)	65.8	24.8	12.3	102.9	2.7	(14.9)	90.7
Depreciation and amortization	21.8	4.7	5.3	31.8	.4	.3	32.5
Capital expenditures	7.6	4.6	1.3	13.5	.2	—	13.7

Three Months Ended September 28, 2008
Sales to unaffiliated customers	$1,094.4	$231.2	$173.8	$1,499.4	$71.4	$—	$1,570.8
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	83.0	26.1	27.6	136.7	7.8	(9.0)	135.5
Depreciation and amortization	21.5	4.8	5.2	31.5	1.2	.1	32.8
Capital expenditures	13.4	3.8	3.9	21.1	.7	2.0	23.8

Nine Months Ended September 27, 2009
Sales to unaffiliated customers	$2,561.7	$554.7	$381.7	$3,498.1	$(24.3)	$—	$3,473.8
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	154.5	53.8	22.0	230.3	6.1	(37.0)	199.4
Depreciation and amortization	64.3	14.2	16.3	94.8	(.1)	.9	95.6
Capital expenditures	32.5	11.1	4.1	47.7	(.1)	.6	48.2

Nine Months Ended September 28, 2008
Sales to unaffiliated customers	$3,259.8	$682.6	$544.8	$4,487.2	$221.1	$—	$4,708.3
Segment profit (loss) (for Consoli- dated, operating income before restructuring and exit costs)	258.5	63.9	86.9	409.3	27.6	(40.8)	396.1
Depreciation and amortization	68.6	15.6	16.2	100.4	3.5	.8	104.7
Capital expenditures	44.9	13.8	13.1	71.8	2.4	3.4	77.6

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

The reconciliation of segment profit to the Corporation’s earnings before income taxes for each period, in millions of dollars, is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Segment profit for total reportable business segments	$102.9	$136.7	$230.3	$409.3
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to actual rates	2.7	7.8	6.1	27.6
Depreciation of Corporate property	(.3)	(.1)	(.9)	(.8)
Adjustment to businesses’ postretirement benefit expenses booked in consolidation	(2.9)	(.9)	(8.9)	(2.8)
Other adjustments booked in consolidation directly related to reportable business segments	.3	(.5)	5.4	(3.8)
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified above	(12.0)	(7.5)	(32.6)	(33.4)
Operating income before restructuring and exit costs	90.7	135.5	199.4	396.1
Restructuring and exit costs	—	15.6	11.9	33.9
Operating income	90.7	119.9	187.5	362.2
Interest expense, net of interest income	22.3	13.4	61.1	44.7
Other expense (income)	.8	(3.0)	(3.2)	(2.6)
Earnings before income taxes	$67.6	$109.5	$129.6	$320.1

Note 7:  Postretirement Benefits
The Corporation’s pension and other postretirement benefit plans are more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The following tables present the components of the Corporation’s net periodic cost related to its defined benefit pension plans for the three and nine months ended September 27, 2009 and September 28, 2008 (in millions of dollars):

	Pension Benefits Plans		Pension Benefits Plans
	In the United States		Outside of the United States
	Three Months Ended		Three Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$4.8	$5.6	$2.0	$3.1
Interest cost	16.5	15.9	8.9	10.6
Expected return on plan assets	(17.4)	(19.5)	(8.7)	(10.4)
Amortization of prior service cost	.4	.6	.3	.4
Amortization of net actuarial loss	4.6	4.0	—	1.2
Net periodic cost	$8.9	$6.6	$2.5	$4.9

	Pension Benefits Plans		Pension Benefits Plans
	In the United States		Outside of the United States
	Nine Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$14.5	$16.9	$5.6	$9.4
Interest cost	49.4	47.8	24.8	32.1
Expected return on plan assets	(52.2)	(58.4)	(24.0)	(31.6)
Amortization of prior service cost	1.1	1.6	.7	1.1
Amortization of net actuarial loss	13.8	11.9	—	3.7
Net periodic cost	$26.6	$19.8	$7.1	$14.7

The Corporation’s defined postretirement benefits consist of several unfunded health care plans that provide certain postretirement medical, dental, and life insurance benefits for certain United States retirees and employees. The postretirement medical benefits are contributory and include certain cost-sharing features, such as deductibles and co-payments. The net periodic cost related to these defined postretirement benefit plans were $.7 million and $2.1 million for the three and nine months ended September 27, 2009, and $.7 million and $1.9 million for the three and nine months ended September 28, 2008, respectively.

Note 8:  Fair Value Measurements
The following table presents the fair value of the Corporation’s financial instruments as of September 27, 2009 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Permitted Netting (a)	September 27, 2009 (Total)
Assets:
Investments	$32.4	$24.3	$—	$56.7
Derivatives	2.8	158.3	(106.0)	55.1
Liabilities:
Derivatives	(.4)	(108.6)	106.0	(3.0)
Debt	—	(1,775.6)	—	(1,775.6)
(a)	Accounting principles generally accepted in the United States permits the netting of derivative receivables and derivative payables when a legally enforceable master netting arrangement exits.

The carrying amounts of investments and derivatives are equal to their fair value. The carrying amount of debt at September 27, 2009, is $1,722.2 million.

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

Note 9:  Derivative Financial Instruments
The Corporation’s objectives and strategies for using derivative instruments are more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes the contractual amount of foreign currency forward exchange contracts as of September 27, 2009, in millions of dollars, which were entered into to hedge forecasted purchases or to hedge foreign currency denominated assets, liabilities, and firm commitments. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amounts represent the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

	Buy	Sell
Forward exchange contracts to hedge forecasted purchases	$401.3	$(396.4)
Forward exchange contracts to hedge foreign currency denominated assets, liabilities and firm commitments	3,524.2	(3,462.8)

The notional amount of commodity contracts outstanding at September 27, 2009, was 9.6 million pounds and 2.2 million pounds of commodity contracts for zinc and copper, respectively. As of

September 27, 2009, the notional amount of the Corporation’s portfolio of fixed-to-variable interest rate swap instruments was $325.0 million. As of September 27, 2009, the notional amount of the Corporation’s net investment hedges consisted of contracts to sell the British Pound Sterling in the amount of £377.7 million. The notional amount of derivative instruments not designated as hedging instruments at September 27, 2009 was not material.

The following table details the fair value of derivative financial instruments included in the Consolidated Balance Sheet as of September 27, 2009 (in millions of dollars):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Interest rate contracts	Other current assets	$4.3	Other current liabilities	$—
	Other assets	29.9	Other long-term liabilities	—
Foreign exchange contracts	Other current assets	112.8	Other current liabilities	47.4
	Other assets	1.5	Other long-term liabilities	1.7
Net investment contracts	Other current assets	—	Other current liabilities	49.0
Commodity contracts	Other current assets	2.2	Other current liabilities	.3
	Other assets	.6	Other long-term liabilities	—
Total Derivatives Designated as Hedging Instruments		$151.3		$98.4

Derivatives Not Designated as Hedging Instruments

Foreign exchange contracts	Other current assets	$9.8	Other current liabilities	$10.6
Total Derivatives		$161.1		$109.0

The fair value of derivative financial instruments in the preceding table is presented prior to the netting of derivative receivables and derivative payables as disclosed in Note 8.

The following table details the impact of derivative financial instruments in the Consolidated Statement of Earnings for the three and nine months ended September 27, 2009 (in millions of dollars):

Derivatives in Cash Flow Hedging Relationships Three Months Ended September 27, 2009	Amount of Gain (Loss) Recognized in OCI (a) [Effective Portion]	Location of Gain (Loss) Reclassified from OCI into Income [Effective Portion]	Amount of Gain (Loss) Reclassified from OCI into Income [Effective Portion]	Location of Gain (Loss) Recognized in Income [Ineffective Portion]	Amount of Gain (Loss) Recognized in Income [Ineffective Portion]
Foreign exchange contracts	$11.5	Cost of goods sold	$11.0	Cost of goods sold	$.1
		Interest expense, net	.1	Interest expense, net	—
		Other expense (income)	27.0	Other expense (income)	—
Commodity contracts	2.5	Cost of goods sold	(1.5)	Cost of goods sold	—
Total	$14.0		$36.6		$.1

Derivatives in Fair Value Hedging Relationships Three Months Ended September 27, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate contracts	Interest expense, net	$5.8

Derivatives in Net Investment Hedging Relationships Three Months Ended September 27, 2009	Amount of Gain (Loss) Recognized in OCI [Effective Portion]	Location of Gain (Loss) Recognized in Income [Ineffective Portion]	Amount of Gain (Loss) Recognized in Income [Ineffective Portion]
Foreign exchange contracts	$(23.6)	Other expense (income)	$—

Derivatives Not Designated as Hedging Instruments Three Months Ended September 27, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Foreign exchange contracts	Cost of goods sold	$(.2)
	Other expense (income)	.5
Total		$.3

Derivatives in Cash Flow Hedging Relationships Nine Months Ended September 27, 2009	Amount of Gain (Loss) Recognized in OCI [Effective Portion]	Location of Gain (Loss) Reclassified from OCI into Income [Effective Portion]	Amount of Gain (Loss) Reclassified from OCI into Income [Effective Portion]	Location of Gain (Loss) Recognized in Income [Ineffective Portion]	Amount of Gain (Loss) Recognized in Income [Ineffective Portion]
Foreign exchange contracts	$71.6	Cost of goods sold	$37.3	Cost of goods sold	$—
		Interest expense, net	2.3	Interest expense, net	—
		Other expense (income)	97.5	Other expense (income)	.1
Commodity contracts	6.2	Cost of goods sold	(5.7)	Cost of goods sold	—
Total	$77.8		$131.4		$.1

Derivatives in Fair Value Hedging Relationships Nine Months Ended September 27, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate contracts	Interest expense, net	$(6.4)

Derivatives in Net Investment Hedging Relationships Nine Months Ended September 27, 2009	Amount of Gain (Loss) Recognized in OCI [Effective Portion]	Location of Gain (Loss) Recognized in Income [Ineffective Portion]	Amount of Gain (Loss) Recognized in Income [Ineffective Portion]
Foreign exchange contracts	$(82.2)	Other expense (income)	$—

Derivatives Not Designated as Hedging Instruments Nine Months Ended September 27, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Foreign exchange contracts	Cost of goods sold	$(.1)
	Other expense (income)	1.5
Total		$1.4
(a) OCI is defined as Accumulated Other Comprehensive income (loss), a component of stockholders’ equity.

Amounts deferred in accumulated other comprehensive income (loss) at September 27, 2009, that are expected to be reclassified into earnings during the next twelve months, represent an after-tax gain of $8.9 million. The amount expected to be reclassified into earnings during the next twelve months includes unrealized gains and losses related to open foreign currency and commodity contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Note 10:  Stock-Based Compensation
The number of shares/units granted under the Corporation’s stock option and restricted stock plans during the nine months ended September 27, 2009, together with the weighted exercise price and the related weighted-average grant-date fair values, were as follows:

	Underlying Shares	Exercise Price	Grant- Date Fair Value
Options Granted	795,940	$38.28	$11.55
Restricted Stock Granted	95,300		$38.28
Restricted Stock Units Granted	488,610		$38.28

The options granted are exercisable in equal annual installments over a period of four years. Under the restricted stock plans, restrictions generally expire four years from the date of grant.

As more fully disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, the fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the stock price on the grant date. The following table summarizes the significant weighted-average assumptions used to determine the grant-date fair value of options granted during the nine months ended September 27, 2009:

Volatility	35.4%
Dividend yield	2.00%
Risk-free interest rate	2.23%
Expected life in years	6.0

Note 11:  Interest Expense (Net of Interest Income)
Interest expense (net of interest income) for each period, in millions of dollars, was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest expense	$23.7	$25.3	$67.7	$74.8
Interest (income)	(1.4)	(11.9)	(6.6)	(30.1)
	$22.3	$13.4	$61.1	$44.7

Note 12:  Other Expense (Income)
Other expense (income) was $.8 million and $(3.0) million for the three months ended September 27, 2009, and September 28, 2008, respectively and was $(3.2) million and $(2.6) million for the nine months ended September 27, 2009, and September 28, 2008, respectively. Other expense (income) income for nine months ended September 27, 2009 includes a $6.0 million insurance settlement related to an environmental matter. Other expense (income) for the three- and nine-month periods ended September 28, 2008, benefited from a gain on the sale of a non-operating asset.

Note 13:  Income Taxes
Consolidated income tax expense of $12.2 million and $31.0 million was recognized on the Corporation’s earnings before income taxes of $67.6 million and $129.6 million for the three- and nine-month periods ended September 27, 2009, respectively. Consolidated income tax expense of $23.7 million and $70.2 million was recognized on the Corporation’s earnings before income taxes of $109.5 million and $320.1 million for the three- and nine-month periods ended September 28, 2008, respectively. Consolidated income tax expense included a tax benefit of $3.5 million and $9.1 million recognized on the $11.9 million and $33.9 million pre-tax restructuring charges during the nine-month periods ended September 27, 2009, and September 28, 2008, respectively. The Corporation’s effective tax rate was 18.0% and 21.6% for the three-month periods ended September 27, 2009, and September 28, 2008, respectively, and 23.9% and 21.9% for the nine-month periods ended September 27, 2009, and September 28, 2008, respectively.  The Corporation’s effective tax rate for the three- and nine-month periods ended September 27, 2009, benefited from favorable adjustments associated with new facts regarding certain income tax matters and the favorable resolution of certain tax audits. The Corporation’s effective tax rate for the three- and nine-month periods ended September 28, 2008, benefited from; (i) favorability associated with  the finalization of closing agreements, in the third quarter of 2008, of the settlement of income tax litigation between the Corporation and the U.S. government agreed in late 2007 and more fully described in Note 11 of Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008; and (ii) the favorable resolution of certain tax audits.

The amount of unrecognized tax benefits, including the amount of related interest, and the amount, if recognized, that would not affect the annual effective tax rate at the end of each period, in millions of dollars, was as follows:

	September 27, 2009	December 31, 2008
Unrecognized tax benefits (including interest of $27.8 in 2009 and $24.3 in 2008)	$283.9	$255.8
Amount, if recognized, that would not affect the annual effective tax rate	40.6	38.0

At September 27, 2009, the Corporation classified $49.5 million of its liabilities for unrecognized tax benefits within other current liabilities.

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

Note 14:  Restructuring Actions
A summary of restructuring activity during the nine-month period ended September 27, 2009, is set forth below (in millions of dollars):

	Severance Benefits	Write-Down to Fair Value Less Costs to Sell of Certain Long- Lived Assets	Other Charges	Total
Restructuring reserve at December 31, 2008	$35.6	$–	$2.0	$37.6
Reserves established in 2009	11.1	.4	.4	11.9
Utilization of reserves:
Cash	(32.7)	–	(.6)	(33.3)
Non-cash	–	(.4)	–	(.4)
Foreign currency translation	1.4	–	–	1.4
Restructuring reserve at September 27, 2009	$15.4	$–	$1.8	$17.2

The Corporation’s restructuring actions that were initiated prior to 2009 are more fully disclosed in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

During the nine-month period ended September 27, 2009, the Corporation recorded a restructuring charge of $11.9 million. The principal components of this restructuring charge related to the elimination of direct and indirect manufacturing positions as well as selling, general, and administrative positions. As a result, a severance benefits accrual of $11.1 million was included in the restructuring charge, of which $8.9 million related to the Power Tools and Accessories segment, $1.4 million related to the Hardware and Home Improvement segment, and $.8 million related to the Fastening and Assembly Systems segment. The severance benefits accrual included the elimination of approximately 1,500 positions including approximately 1,200 manufacturing related positions.  The restructuring charge also included a $.4 million write-down to fair value of certain long-lived assets for the Hardware and Home Improvement segment. In addition, the restructuring charge reflected $.3 million and $.1 million related to the early termination of lease agreements by the Power Tools and Accessories segment and Fastening and Assembly Systems segment, respectively, necessitated by the restructuring actions.

Of the remaining $17.2 million restructuring accrual at September 27, 2009, $14.8 million relates to the Power Tools and Accessories segment, $1.9 million relates to the Hardware and Home Improvement segment and $.5 million relates to the Fastening and Assembly Systems segment.

The Corporation anticipates that the remaining actions contemplated under the $17.2 million accrual will be completed during 2009 and 2010.

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

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of

Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2010. The estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $49.5 million to approximately $100 million, with no amount within that range representing a more likely outcome. The Corporation’s reserve for this environmental remediation matter of $49.5 million reflects the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at September 27, 2009.

As of September 27, 2009, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $101.3 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of September 27, 2009, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

Note 16: Subsequent Events
On November 2, 2009, the Corporation announced that it had entered into a definitive merger agreement to create Stanley Black & Decker in an all-stock transaction. Under the terms of the transaction, which has been approved by the Boards of Directors of both the Corporation and The Stanley Works, the Corporation’s shareholders will receive a fixed ratio of 1.275 shares of The Stanley Works common stock for each share of the Corporation’s common stock that they own. Consummation of the transaction, which is subject to customary closing conditions, including obtaining certain regulatory approvals as well as shareholder approval from the shareholders of both the Corporation and The Stanley Works, is expected to occur in the first half of 2010.

The provisions of the definitive merger agreement provide for a termination fee, in the amount of $125 million, to be paid by either the Corporation or by The Stanley Works under certain circumstances, including circumstances in which the Board of Directors of The Stanley Works or the Corporation withdraw or modify adversely their recommendation of the proposed transaction.

Approval of the definitive merger agreement by the Corporation’s Board of Directors constituted a “change in control” as defined in certain agreements with employees. That “change in control” resulted in the following events, all of which will be recognized in the Corporation’s financial statements for the quarter ending December 31, 2009:

i.
Under the terms of two restricted stock plans, all restrictions lapse on outstanding, but non-vested, restricted stock and restricted stock units, except for those held by the Corporation’s Chairman, President, and Chief Executive Officer. As a result of that lapse, the Corporation will recognize previously unrecognized compensation expense in the amount of approximately $33 million, restrictions will lapse on approximately 486,000 restricted shares, and the Corporation will issue approximately 481,000 shares in satisfaction of the restricted stock units. Those 967,000 shares will be reduced by shares with a fair value equal to amounts necessary to satisfy employee tax withholding requirements.

ii.
Under the terms of severance agreements with 19 of its key employees, all unvested stock options held by those individuals, aggregating approximately 1.1 million options, immediately vest. As a result, the Corporation will recognize previously unrecognized compensation expense associated with those options in the amount of approximately $9 million.

iii.
Under the terms of The Black & Decker Supplemental Executive Retirement Plan, which covers six key employees, the participants become fully vested. As a result, the Corporation expects to recognize additional pension expense of approximately $5 million.

The events described in paragraphs i. through iii. above require accounting recognition in the Corporation’s financial statements for the quarter ending December 31, 2009, as the approval of the definitive merger agreement by the Corporation’s Board of Directors on November 2, 2009, constituted a “change in control” under certain agreements with employees and resulted in the occurrence—irrespective of whether or not the proposed merger is ultimately consummated—of those events.  Additional payments upon a change in control—that are solely payable upon consummation of the proposed merger or termination of certain employees—will not be recognized in the Corporation’s financial statements until: (1) consummation of the proposed merger, which is subject to customary closing conditions, including obtaining certain regulatory approvals, as well as shareholder approval from the shareholders of both the Corporation and The Stanley Works, and therefore cannot be considered probable until such approvals are obtained; or (2) if prior to consummation of the proposed merger, the Corporation reaches a determination to terminate an affected employee, irrespective of whether the proposed merger is consummated.

On November 2, 2009, the Corporation’s Board of Directors amended the terms of The Black & Decker 2008 Executive Long-Term Incentive/Retention Plan to remove the provision whereby cash payouts under the plan are adjusted upward or downward proportionately to the extent that the Corporation’s common stock exceeds or is less than $67.78. As a result of this modification, the Corporation will recognize additional compensation expense of approximately $3 million in its financial statements for the quarter ending December 31, 2009.

The Corporation also expects that it will incur fees for various advisory, legal, and accounting services associated with the proposed merger. The Corporation estimates that these outside service fees, which will be expensed as incurred, will approximate $25 million, with approximately $7.5 to $10 million of expenses expected to be recognized in the quarter ending December 31, 2009. The anticipated $25 million of outside service fees includes approximately $10.5 million of fees that are only payable upon consummation of the proposed merger. The Corporation’s estimate of outside service fees is based upon current forecasts of expected service activity. There is no assurance that the amount of these fees could not increase significantly in the future if circumstances change.

The Corporation has evaluated subsequent events through November 5, 2009, the date of issuance of these financial statements, and determined that: (i) no subsequent events have occurred that would require recognition in its consolidated financial statements as of September 27, 2009, or for the three- and nine-month periods then ended; and (ii) no other subsequent events have occurred that would require disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 6 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments—Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems—with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales for the nine-month period ended September 27, 2009.

The Corporation markets its products and services in over 100 countries. During 2008, approximately 55%, 25%, and 20% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as to the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

As described in Note 16 of Notes to Consolidated Financial Statements, on November 2, 2009, the Corporation announced that it had entered into a definitive merger agreement to create Stanley Black & Decker in an all-stock transaction. Under the terms of the transaction, which has been approved by the Boards of Directors of both the Corporation and The Stanley Works, the Corporation’s shareholders will receive a fixed ratio of 1.275 shares of The Stanley Works common stock for each share of the Corporation’s common stock that they own. Consummation of the transaction, which is subject to customary closing conditions, including obtaining certain regulatory approvals as well as shareholder approval from the shareholders of both the Corporation and The Stanley Works, is expected to occur in the first half of 2010.

An overview of certain aspects of the Corporation’s performance during the three- and nine-month periods ended September 27, 2009, follows:

•
The Corporation continued to face a difficult demand environment during 2009 due to the impact of the global recession. Sales for the three-month period ended September 27, 2009, decreased by 23% from the corresponding 2008 period to $1.2 billion. This reduction was the result of a 21% decline in unit volume and a 3% unfavorable impact from foreign currency attributable to the effects of a stronger U.S. dollar, partially offset by 1% of favorable price. That unit volume decline was experienced across all business segments and throughout all geographic regions. Sales for the nine-month period ended September 27, 2009, decreased by 26%, from the corresponding 2008 periods to $3.5 billion. This reduction was the result of a 23% decline in unit volume and a 4% unfavorable impact from foreign currency attributable to the effects of a stronger U.S. dollar, partially offset by 1% of favorable price. That unit volume decline was experienced across all business segments and throughout all geographic regions. The Corporation expects that continued weakness in economic conditions will result in a sales decline of approximately 23% in 2009, as compared to 2008, including a 3% unfavorable impact from foreign currency.

•
Operating income as a percentage of sales for the three- and nine-month periods ended September 27, 2009, decreased by approximately 10 basis points and 230 basis points, respectively, from the corresponding periods in 2008.  Of the 10 basis point decline for the three-month period ended September 27, 2009, an increase in selling, general, and administrative expenses contributed approximately 180 basis points but was substantially offset by an increase in gross margin of approximately 70 basis points and a decrease of $15.6 million in restructuring and exit costs that contributed a favorable 100 basis points.  Of the 230 basis point decline for the nine-month period ended September 27, 2009, a reduction in gross margin contributed approximately 120 basis points and an increase in selling, general, and administrative expenses contributed approximately 150 basis points, both of which were partially offset by a $22.0 million reduction in restructuring and exit costs that contributed a favorable 40 basis points.  Gross margin as a percentage of sales increased in the three-month period ended September 27, 2009, as compared to the corresponding period in 2008, as a result of the favorable effects of commodity deflation, restructuring and cost reduction initiatives, and pricing, which were partially offset by the unfavorable effects of lower volumes, including the deleveraging of fixed costs.  Gross margin as a percentage of sales declined in the nine-month period ended September 27, 2009, as compared to the corresponding period in 2008, as a result of the unfavorable effects of lower volumes, including the de-leveraging of fixed costs, commodity inflation, and unfavorable mix, which were partially offset by the favorable effects of pricing, restructuring and cost reduction initiatives, productivity gains, and a favorable comparison to prior year inventory write-downs. Despite a 17% and 22% reduction in selling, general, and administrative expenses in the three- and nine-month periods ended September 27, 2009 from the corresponding 2008 levels, selling, general, and administrative expenses as a percentage of sales increased in the three- and nine-month periods ended September 27, 2009, over the 2008 levels, due to the de-leveraging of expenses over a lower sales base.

•
Interest expense (net of interest income) increased over the corresponding 2008 periods by $8.9 million and $16.4 million for the three- and nine-month periods ended September 27, 2009, respectively, primarily as a result of the early April 2009 issuance of $350.0 million of 8.95% senior notes due 2014 and of the effects of lower interest rate spreads earned on the Corporation’s foreign currency hedging activities.

•
The Corporation’s effective tax rate was 18.0% and 21.6% for the three-month periods ended September 27, 2009, and September 28, 2008, respectively, and 23.9% and 21.9% for the nine-month periods ended September 27, 2009, and September 28, 2008, respectively. The Corporation’s effective tax rate for the three-month period ended September 27, 2009, was lower than the comparable 2008 period as the impact of favorable adjustments associated with new facts regarding certain income tax matters and the favorable resolution of certain tax audits in the 2009 period had a greater impact on the effective rate than the impact of a favorable resolution of tax matters that occurred during the comparable 2008 period. While the Corporation’s effective tax rate for the nine-month periods ended September 27, 2009 and 2008, benefited from favorable adjustments associated with new facts regarding certain income tax matters and the favorable resolution of certain tax audits, the Corporation’s effective tax rate for the nine-month period ended September 27, 2009, increased over that of the comparable 2008 period primarily as a result of the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense, on lower earnings before income taxes in the 2009 period.

•
Net earnings were $55.4 million, or $.91 per share on a diluted basis, for the three-month period ended September 27, 2009, as compared to net earnings of $85.8 million, or $1.41 per share on a diluted basis, for the corresponding period in 2008. For the nine-month period ended September 27, 2009, net earnings were $98.6 million, or $1.62 per share on a diluted basis, as compared to $249.9 million, or $4.04 per share on a diluted basis, for the corresponding period in 2008.

The preceding information is an overview of certain information for the three- and nine-month periods ended September 27, 2009, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

RESULTS OF OPERATIONS

Sales
The following chart sets forth an analysis of the consolidated changes in sales for the three- and nine-month periods ended September 27, 2009 and September 28, 2008:

Analysis of Changes in Sales
	Three Months Ended		Nine Months Ended
(Dollars in Millions)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Total sales	$1,208.7	$1,570.8	$3,473.8	$4,708.3
Unit volume	(21)%	(6)%	(23)%	(7)%
Price	1%	(1)%	1%	(1)%
Currency	(3)%	3%	(4)%	4%
Change in total sales	(23)%	(4)%	(26)%	(4)%

Total consolidated sales for the three- and nine-month periods ended September 27, 2009, decreased by 23% and 26%, respectively, from the corresponding 2008 periods. Unit volume declined 21% and 23% for the three- and nine-month periods ended September 27, 2009, respectively. The unit volume decline was experienced across all business segments and throughout all geographic regions. Pricing actions had a 1% favorable impact on sales for both the three- and nine-month periods ended September 27, 2009. The effects of a stronger U.S. dollar, as compared to most other currencies, particularly the euro, Canadian dollar, Brazilian real, British pound, and Mexican peso, resulted in a 3% and 4% decrease  in consolidated sales for the three- and nine-month periods ended September 27, 2009, respectively.

Earnings
A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, restructuring and exit costs, and operating income—all expressed as a percentage of sales—follows:

	Three Months Ended		Nine Months Ended
(Percentage of sales)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Gross margin	33.1%	32.4%	32.0%	33.2%
Selling, general, and administrative expenses	25.6%	23.8%	26.3%	24.8%
Restructuring and exit costs	—%	1.0%	.3%	.7%
Operating income	7.5%	7.6%	5.4%	7.7%

The Corporation reported consolidated operating income of $90.7 million, or 7.5% of sales, for the three months ended September 27, 2009, as compared to operating income of $119.9 million, or 7.6% of sales, for the corresponding period in 2008. Operating income for the nine months ended September 27, 2009, was $187.5 million, or 5.4% of sales, as compared to operating income of $362.2 million, or 7.7% of sales, for the corresponding period in 2008.

Consolidated gross margin as a percentage of sales increased by 70 basis points from the 2008 level to 33.1% for the three-month period ended September 27, 2009 as a result of  the favorable effects of commodity deflation, restructuring and cost reduction initiatives, and pricing, which were offset by the unfavorable effects of lower volumes, including the de-leveraging of fixed costs. Consolidated gross margin as a percentage of sales declined by 120 basis points from the 2008 level to 32.0% for the nine-month period ended September 27, 2009 as a result of the unfavorable effects of lower volumes, including the de-leveraging of fixed costs, commodity inflation and unfavorable mix, which were partially offset by the favorable effects of pricing, restructuring benefits, productivity gains, and a favorable comparison to prior year inventory write-downs.

Consolidated selling, general, and administrative expenses as a percentage of sales increased by 180 basis points and 150 basis points over the 2008 levels to 25.6% and 26.3% for the three- and nine-month periods ended September 27, 2009, respectively. Those increases in selling, general, and administrative expenses as a percentage of sales were primarily due to the de-leveraging of expenses over a lower sales base. Selling, general, and administrative expenses for the three- and nine-month periods ended September 27, 2009, declined from the 2008 levels by $63.8 million to $309.6 million and by $253.6 million to $913.9 million, respectively. Those declines were due to several factors, including: (i) cost reduction initiatives and restructuring savings; (ii) decreases in variable selling expenses due to lower sales volumes; and (iii) the favorable effects of foreign currency translation.

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

Consolidated net interest expense (interest expense less interest income) for the three months ended September 27, 2009, and September 28, 2008, was $22.3 million and $13.4 million, respectively. Consolidated net interest expense (interest expense less interest income) for the nine months ended September 27, 2009, and September 28, 2008, was $61.1 million and $44.7 million, respectively. The increase in net interest expense for both the three- and nine-month periods ended September 27, 2009, was primarily the result of the early April 2009 issuance of $350.0 million of 8.95% senior notes due 2014 and of the effects of lower interest rate spreads earned on the Corporation’s foreign currency hedging activities.

Other expense (income) was $.8 million and $(3.0) million for the three months ended September 27, 2009, and September 28, 2008, respectively and was $(3.2) million and $(2.6) million for the nine months ended September 27, 2009, and September 28, 2008, respectively. Other expense (income) for the nine-month period ended September 27, 2009, includes the benefit of a $6.0 million insurance settlement related to an environmental matter. Other expense (income) for the three- and nine-month periods ended September 28, 2008, benefited from a gain on the sale of a non-operating asset.

Consolidated income tax expense of $12.2 million and $31.0 million was recognized on the Corporation’s earnings before income taxes of $67.6 million and $129.6 million for the three- and nine-month periods ended September 27, 2009, respectively. The Corporation’s effective tax rate was 18.0% and 21.6% for the three-month periods ended September 27, 2009, and September 28, 2008, respectively, and 23.9% and 21.9% for the nine-month periods ended September 27, 2009, and September 28, 2008, respectively. The Corporation’s effective tax rate for the three-month period ended September 27, 2009, was lower than the comparable 2008 period as the impact of favorable adjustments associated with new facts regarding certain income tax matters and the favorable resolution of certain tax audits in the 2009 period had a greater impact on the effective rate than the impact of the favorable resolution of tax matters that occurred during the comparable 2008 period. While the Corporation’s effective tax rate for the nine-month period ended September 27, 2009, benefited from favorable adjustments associated with new facts regarding certain income tax matters and the favorable resolution of certain tax audits, the Corporation’s effective tax rate for the nine-month period ended September 27, 2009, increased over the rate of the comparable 2008 period primarily as a result of the leveraging effect of the interest component on reserves for uncertain tax positions, included as a component of tax expense, on lower earnings before income taxes in the 2009 period.

The Corporation reported net earnings of $55.4 million, or $.91 per share on a diluted basis, for the three-month period ended September 27, 2009, as compared to net earnings of $85.8 million, or $1.41 per share on a diluted basis, for the corresponding period in 2008. Net earnings for the three-month period ended September 28, 2008, included the effects of an after-tax restructuring charge of $12.6 million ($15.6 million before taxes). The Corporation reported net earnings of $98.6 million, or $1.62 per share on a diluted basis, for the nine-month period ended September 27, 2009, as compared to net earnings of $249.9 million, or $4.04 per share on a diluted basis, for the corresponding period in 2008. Net earnings for the nine-month periods ended September 27, 2009, and September 28, 2008, included the effects of an after-tax restructuring charge of $8.4 million ($11.9 million before taxes) and $24.8 million ($33.9 million before taxes), respectively.

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

Power Tools and Accessories
Segment sales and segment profit for the Power Tools and Accessories segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Sales to unaffiliated customers	$869.5	$1,094.4	$2,561.7	$3,259.8
Segment profit	65.8	83.0	154.5	258.5

Sales to unaffiliated customers in the Power Tools and Accessories segment during the third quarter of 2009 decreased by 21% from the corresponding period in 2008.

During the third quarter of 2009, sales in North America decreased 23% from the prior year’s level primarily due to continued weak demand in the United States as a result of sharp declines in residential and commercial construction activity. Sales of industrial power tools and accessories in the United States decreased 23% as a result of a continued decline in construction activity, with sales down in all key channels. Sales of consumer power tools and accessories in the United States decreased 20% from the 2008 level. That decrease was principally attributable to continued weak demand in the core tools category as well as to lower sales in the automotive and electric product category. In Canada, sales decreased approximately 30% from the prior year’s level, with a 31% decline in sales of industrial power tools and accessories and a 25% decline in sales of consumer power tools and accessories.

In Europe, sales decreased 23% during the third quarter of 2009 from the prior year’s level, with declines experienced in all major markets. The sales decline was particularly severe in Eastern Europe. During the third quarter of 2009, European sales of industrial power tools and accessories declined by 24% and sales of consumer power tools and accessories declined by 22% from the prior year’s levels.

Sales in other geographic areas decreased at a mid-single-digit rate during the third quarter of 2009 from the prior year’s level. In Latin America, sales declined at a mid-single-digit rate, as sales declines in the Caribbean, Central America, and Mexico, which were adversely affected by the economic downturn in the United States, were partially offset by sales growth in other parts of the region, including Brazil and Argentina. Sales in Asia/Pacific increased at a mid-single-digit rate, with gains in India and Australia more than offsetting declines in most other countries.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 7.6%, which was flat to the third quarter of 2008. As percentages of sales, an increase in gross margin of 110 basis points was offset by a 110 basis point increase in selling, general, and administrative expenses. The increase in gross margin as a percentage of sales was principally due to the favorable effects of pricing, restructuring and cost reduction initiatives, and component cost deflation. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales, which more than offset the favorable effects of restructuring and cost reduction initiatives and reductions in variable selling expenses.

Sales to unaffiliated customers in the Power Tools and Accessories segment during the nine months ended September 27, 2009, decreased by 21% from the corresponding period in 2008.

During the nine months ended September 27, 2009, sales in North America decreased 22% from the prior year’s level primarily due to continued weak demand in the United States as a result of depressed housing activity and decelerating commercial construction. Sales of industrial power tools and accessories in the United States decreased 27%, with lower sales in the independent channel and at retail. Sales of consumer power tools and accessories in the United States decreased at a mid-single-digit rate from the 2008 level. In Canada, sales decreased 28%, with a 31% decline in sales of industrial power tools and accessories and a double-digit rate of decline in consumer power tools and accessories.

Sales in Europe decreased 28% during the nine months ended September 27, 2009, from the level experienced in the corresponding 2008 period due to the impact of the global recession. Sales declined across all markets and in all key product lines. The sales decline was particularly severe in Eastern Europe, Scandinavia, and the United Kingdom, and the Central European and Iberian regions. During the nine months ended September 27, 2009, European sales of industrial power tools and accessories declined by 31% and sales of consumer power tools and accessories declined by 23% from the prior year’s levels.

Sales in other geographic areas decreased at a high-single-digit rate during the nine months ended September 27, 2009, from the level experienced in the corresponding period in 2008. This decrease primarily resulted from a mid-single-digit rate of decline in Latin America, with double-digit rates of declines experienced in the Caribbean, Central America, and Mexico—areas more closely tied to the U.S. economy than others in the region. Sales in Asia/Pacific decreased at a high-single-digit rate.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 6.0% for the nine months ended September 27, 2009, as compared to 7.9% for the corresponding period in 2008. As percentages of sales, the decrease in segment profit resulted from a 60 basis point decrease in gross margin and a 130 basis point increase in selling, general, and administrative expenses. The decrease in gross margin as a percentage of sales was principally due to the unfavorable effects of commodity inflation (including the appreciation of the Chinese renminbi), lower volumes, including the de-leveraging of fixed costs, and unfavorable mix, which more than offset favorable price, a positive comparison to inventory write-downs in the prior year, and the benefit of restructuring and cost reduction initiatives. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales, which more than offset the favorable effects of restructuring and cost reduction initiatives and a reduction in variable selling expenses.

Hardware and Home Improvement
Segment sales and segment profit for the Hardware and Home Improvement segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Sales to unaffiliated customers	$192.9	$231.2	$554.7	$682.6
Segment profit	24.8	26.1	53.8	63.9

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 17% during the third quarter of 2009 from the corresponding period in 2008. Sales of both locksets and plumbing products decreased at a double-digit rate during the third quarter of 2009 from the corresponding period in 2008.  Locksets sales in the United States declined in the third quarter of 2009 due to sharply lower housing activity, with the decline more strongly felt with higher-price-point products. Sales of plumbing products in the United States decreased as sales in the new construction channel were down over 30%, reflecting decreased housing activity, and sales in the retail channel declined at a double-digit rate, reflecting lower consumer remodeling activity and cautious reorders by customers. Sales in other geographic regions declined by 24% from the prior year’s level, principally due to weakness in Canada.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment increased from 11.3% for third quarter of 2008 to 12.9% for the third quarter of 2009. As percentages of sales, the increase in segment profit resulted from an increase in gross margin which was partially offset by an increase in selling, general, and administrative expenses. The increase in gross margin was due to the favorable effects of commodity deflation, restructuring and cost reduction initiatives, productivity gains, and fixed cost absorption, which was partially offset by unfavorable price. Selling, general, and administrative expenses as a percentage of sales increased as a result of the de-leveraging of expenses over lower sales, which more than offset the benefits of restructuring and cost reduction initiatives and reductions in variable selling expenses.

Sales to unaffiliated customers in the Hardware and Home Improvement segment decreased by 19% during the nine months ended September 27, 2009, from the corresponding period in 2008. Lockset sales in the United States decreased at a double-digit rate during the nine months ended September 27, 2009 from the corresponding period in 2008 due to the effects of U.S. housing conditions as well as to a reduction in sales of higher-priced products. Sales of plumbing products in the United States declined by 22% during the nine months ended September 27, 2009, as compared to the prior year’s level, as sales in the both the new construction and retail channels declined at double-digit rates. Sales in other geographic regions declined by 22% from the 2008 level, principally due to weakness in Canada.

Segment profit as a percentage of sales for the Hardware and Home Improvement segment increased from 9.4% for the nine months ended September 28, 2008, to 9.7% for the nine months ended September 27, 2009. As percentages of sales, the increase in segment profit resulted from an increase in gross margin that was partially offset by an increase in selling, general, and administrative expenses. The increase in gross margin was primarily due to commodity deflation and benefits from restructuring and cost reduction initiatives, as well as favorable price and mix, which were partially offset by the unfavorable effects of lower volumes and fixed cost absorption. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales, which more than offset the benefit of reduced selling, general, and administrative expenses resulting from restructuring and cost reduction initiatives.

Fastening and Assembly Systems
Segment sales and segment profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 6 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Sales to unaffiliated customers	$132.8	$173.8	$381.7	$544.8
Segment profit	12.3	27.6	22.0	86.9

Sales to unaffiliated customers in the Fastening and Assembly Systems segment for the third quarter of 2009 decreased by 24%, as compared to the corresponding period in 2008. That decline primarily resulted from weakness in both the automotive and industrial businesses related to the global economic slowdown. The September 2008 acquisition of Spiralock resulted in a 2% increase in the segment’s sales during the third quarter of 2009. Sales in North America decreased 23% during the third quarter of 2009 from the corresponding period in 2008, reflecting significant weakness in both the U.S. automotive and industrial businesses. Sales in Europe during the third quarter of 2009 decreased 25%, as compared to the prior year’s level, as a result of double-digit rates of decline in sales of both the automotive and industrial businesses. Sales in Asia during the third quarter decreased 24% from the corresponding period in 2008.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.9% in the third quarter of 2008 to 9.3% in the third quarter of 2009 due to the effects of de-leveraging of costs over lower sales volumes. As percentages of sales, the decrease in segment profit resulted from a decrease in gross margin and an increase in selling, general, and administrative expenses.

Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased by 30% during the nine months ended September 27, 2009, as compared to the corresponding period in 2008. That decline primarily resulted from weakness in both the automotive and the industrial businesses related to the global economic slowdown. The September 2008 acquisition of Spiralock resulted in a 2% increase in the segment’s sales during the nine months ended September 27, 2009. Sales in North America decreased 37% during the nine months ended September 27, 2009, from the corresponding period in 2008, reflecting significant declines in both the U.S. automotive and industrial businesses. Sales in Europe during the nine months ended September 27, 2009, decreased 27% as compared to the prior year’s level, as a result of double-digit rates of decline in sales of both the automotive and industrial businesses. Sales in Asia during the nine months ended September 27, 2009, decreased 29% from the corresponding period in 2008.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 16.0% in the nine months ended September 28, 2008 to 5.8% in the corresponding 2009 period due to the effects of de-leveraging of costs over lower sales volumes. As percentages of sales, the decrease in segment profit resulted from a decrease in gross margin and an increase in selling, general, and administrative expenses.

Other Segment-Related Matters
As indicated in the first table of Note 6 of Notes to Consolidated Financial Statements, segment profit (expense) associated with Corporate, Adjustments, and Eliminations was $(14.9) million and $(37.0) million for the three- and nine-month periods ended September 27, 2009, respectively, as compared to $(9.0) million and $(40.8) million, respectively, for the corresponding periods in 2008. The rise in Corporate expenses during the three months ended September 27, 2009, over the prior year’s level was primarily due to increased incentives and higher pension expense, which were partially offset by the effects of lower legal and environmental expenses, income directly related to reportable business segments booked in consolidation, and cost reduction initiatives undertaken with respect to Corporate departmental spending.

On a year-to-date basis, the decrease in Corporate expenses in 2009 was primarily due to income directly related to reportable business segments booked in consolidation, including a $3.9 million reversal of previously established legal reserves due to a favorable ruling on certain litigation in the first quarter, the effects of lower legal and environmental expense, and benefits from cost reduction initiatives undertaken with respect to Corporate departmental spending, which were partially offset by increased expenses associated with benefits and risks expenses (in excess of amounts charged to the reportable segments) and higher pension expense.

Expense recognized by the Corporation, on a consolidated basis, relating to its pension and other postretirement benefit plans decreased by $.1 million and $.6 million for the three- and nine-month periods ended September 27, 2009, respectively, as compared to the 2008 levels. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the final table included in Note 6 of Notes to Consolidated Financial Statements was $2.9 million and $8.9 million for the three- and nine-month periods ended September 27, 2009, respectively, as compared to $.9 million and $2.8 million, respectively, for the corresponding periods in 2008. Those increases in the Corporate adjustment in 2009, as compared to the 2008 periods, resulted from an increase in pension and other postretirement benefit expense (excluding the service costs allocated to the reportable business segments). As more fully described in Note 6 of Notes to Consolidated Financial Statements, in determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs.

Income (expense) directly related to reportable business segments booked in consolidation and, thus, excluded from segment profit for the reportable business segments was $.3 million and $5.4 million for the three- and nine-month periods ended September 27, 2009, as compared to $(.5) million and $(3.8) million for the corresponding periods in 2008. The segment-related income excluded from segment profit for both the three- and nine-month periods ended September 27, 2009, primarily related to the Hardware and Home Improvement and Power Tools and Accessories segments. The segment-related expense excluded from segment profit for both the three- and nine-month periods ended September 28, 2008, primarily related to the Power Tools and Accessories segment.

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

The Corporation realized restructuring benefits of approximately $22 million and $55 million during the three- and nine-month periods ended September 27, 2009, respectively, net of restructuring-related expenses. Of those restructuring savings, approximately two thirds were realized through a reduction of selling, general, and administrative expenses, with the remainder benefiting gross margin.

The Corporation expects that pre-tax savings associated with the fourth quarter 2007, 2008 and first quarter 2009 restructuring actions will benefit its 2009 results by approximately $75 million, net of restructuring-related expenses. The Corporation expects that, of those incremental pre-tax savings, approximately two thirds will benefit selling, general, and administrative expenses and the remaining one third will benefit cost of goods sold.

Ultimate savings realized from restructuring actions may be mitigated by such factors as economic weakness and competitive pressures, as well as decisions to increase costs in areas, such as promotion or research and development, above levels that were otherwise assumed.

INTEREST RATE SENSITIVITY
The following table provides information as of September 27, 2009, about the Corporation’s short-term borrowings, long-term debt, and interest rate hedge portfolio. This table should be read in conjunction with the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Interest Rate Sensitivity” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. Dollars in Millions)	3 Mos. Ending Dec. 31, 2009	2010	2011	2012	2013	Thereafter	Total	Fair Value (Assets)/ Liabilities
LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars and other currencies)	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate
Long-term debt
Variable rate (U.S. dollars)	$—	$—	$75.0	$100.0	$—	$—	$175.0	$175.0
Average interest rate			1.39%	1.47%			1.43%
Fixed rate (U.S. dollars)	$—	$—	$400.0	$—	$—	$1,100.0	$1,500.0	$1,600.6
Average interest rate			7.13%			6.67%	6.79%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$—	$—	$100.0	$—	$—	$225.0	$325.0	$(34.2)
Average pay rate (a)
Average receive rate			4.87%			4.79%	4.81%

(a)
The average pay rate for swaps in the notional principal amount of $125.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $100.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swaps is based upon 6-month forward LIBOR.

FINANCIAL CONDITION
Introduction: The following summarizes the Corporation’s cash inflows (outflows) for the nine-month period ended September 27, 2009 and September 28, 2008 (in millions of dollars).

	September 27, 2009	September 28, 2008
Cash flow from operating activities	$234.2	$315.5
Cash flow from investing activities	132.0	(70.6)
Cash flow from financing activities	169.0	(154.1)
Effect of exchange rate changes on cash	8.5	(5.2)
Increase in cash and cash equivalents	$543.7	$85.6
Cash and cash equivalents at end of period	$821.5	$340.3

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

The Corporation will continue to have cash requirements to support seasonal working capital needs, capital expenditures, and dividends to stockholders, to pay interest, and to service debt. In addition, as disclosed in Note 16 of Notes to Consolidated Financial Statements, the Corporation expects that it will incur fees—estimated at approximately $25 million, including $10.5 million that is only payable upon consummation of the proposed merger—for various advisory, legal, and accounting services associated with the proposed merger to create Stanley Black & Decker in an all stock merger. At September 27, 2009, the Corporation had $821.5 million of cash and cash equivalents. Most of the Corporation’s cash is held by its subsidiaries. The Corporation’s overall cash position reflects its business results and a global cash management strategy that takes into account liquidity management, economic factors, the statutes, regulations and practices in jurisdictions where the Corporation has operations, and tax considerations. At September 27, 2009, the Corporation had the full amount available under its $1.0 billion unsecured revolving credit facility that expires in December 2012. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its commercial paper program, existing unsecured revolving credit facility or under short-term borrowing facilities. The Corporation believes that—absent events or payments which would only be triggered upon consummation of the proposed merger and creation of Stanley Black & Decker—cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

Cash Flow from Operating Activities:  Operating activities provided cash of $234.2 million for the nine-month period ended September 27, 2009, as compared to $315.5 million for the nine-month period ended September 28, 2008. The change in cash from operating activities in the nine-month period ended September 27, 2009 was primarily due to lower net earnings, higher usage of cash associated with other assets and liabilities, including the impact of the Corporation’s foreign currency hedging activities, and restructuring spending, which were partially offset by lower working capital requirements.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of September 27, 2009, was slightly higher, as compared to the level as of

September 28, 2008. Average inventory turns as of September 27, 2009, approximated inventory turns as of September 28, 2008.

The Corporation sponsors pension and postretirement benefit plans. The Corporation’s cash funding of these plans was approximately $36 million for the year ended December 31, 2008. Cash contribution requirements for these plans are either based upon the applicable regulation for each country (principally the U.S. and United Kingdom) or are funded on a pay-as-you-go basis. The Corporation expects that its cash funding of its pension and postretirement benefit plans in 2009 will approximate the 2008 level. The Corporation expects that its cash funding of its pension and postretirement benefit plans in 2010 will increase by approximately $35 million over the 2009 level.  That increase in cash funding is principally attributable to the Corporation’s qualified pension plans in the U.S. Cash contributions for the Corporation’s qualified pension plans in the U.S. are governed by the Pension Protection Act of 2006 (PPA). Contribution requirements under the PPA are generally based upon the funded status of the plan (determined by comparing plan assets to the actuarially determined plan obligations). The reduction in the fair value of the Corporation’s pension plan assets that occurred in 2008 will require the Corporation to make contributions to its U.S. qualified pension plans for their 2009 and 2010 plan years. The majority of these contributions will occur in 2010 and 2011.  These contribution requirements could also continue or increase in subsequent years unless there is an improvement in the funded status of the Corporation’s U.S. qualified pension plans.

Cash Flow from Investing Activities:  Investing activities provided cash of $132.0 million for the nine-month period ended September 27, 2009, as compared to a use of cash of $70.6 million for the nine-month period ended September 28, 2008. Hedging activities—associated with the Corporation’s net investment hedging activities—resulted in a net cash inflow of $178.5 million for the nine-month period ended September 27, 2009, as compared to a net cash inflow of $10.6 million for the corresponding period in 2008. The increase in cash inflow from hedging activities in the nine-month period ended September 27, 2009, over the comparable 2008 period, is attributable to the relative weakening of the pound sterling against the U.S. dollar during the respective hedged periods. Capital expenditures decreased by $29.4 million to $48.2 million for the nine-month period ended September 27, 2009, as compared to the corresponding period in 2008. The Corporation anticipates that its capital spending in 2009 will approximate $70 million. Cash proceeds associated with the disposal of assets decreased $17.1 million for the nine-month period ended September 27, 2009, as compared to the corresponding 2008 period, principally due to the proceeds from the sale of a non-operating asset in the 2008 period. The Corporation used $23.8 million of cash during the nine-month period ended September 28, 2008, associated with its purchase of Spiralock, a component of the Fastening and Assembly Systems segment.

Cash Flow from Financing Activities:  Financing activities provided cash of $169.0 million for the nine-month period ended September 27, 2009, as compared to a use of cash of $154.1 million for the corresponding period in 2008. In early April 2009, the Corporation issued $350.0 million of 8.95% senior notes due 2014. The Corporation utilized the proceeds of $343.1 million (net of issuance costs of $2.7 million and debt discount) from the issuance of those senior notes to repay short-term borrowings that were outstanding at that time. Cash used for financing activities for the nine-month period ended September 27, 2009, included a net decrease in short-term borrowings of $84.3 million, payments on long-term debt of $50.1 million, and dividend payments of $39.9 million. Cash used to pay dividends was $39.9 million for the nine-month period ended September 27, 2009, as compared to $76.5 million in the corresponding 2008 period, a decrease of $36.6 million. Dividend payments, on a per share basis, in the nine-month period ended September 27, 2009 were $.66, as compared to $1.26 in the corresponding period in 2008. In April 2009, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.12 per share on the Corporation’s outstanding stock payable during the third quarter of 2009, a 71% decrease from the $.42 quarterly dividend paid by the Corporation since the first quarter of 2007. Future dividends will depend on the Corporation’s earnings, financial condition, and other factors.

Sources of cash from financing activities in the nine-month period ended September 28, 2008, primarily included proceeds from long-term debt of $224.7 million (net of issuance costs of $.3 million). Cash used for financing activities for the nine months ended September 28, 2008, included a net decrease in short-term borrowings of $108.7 million and dividend payments of $76.5 million. During the nine-month period ended September 28, 2008, the Corporation purchased 3,136,382 shares of its common stock at an aggregate cost of $202.3 million. At September 27, 2009, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3.8 million shares of its common stock. Under the terms of the definitive merger agreement to create Stanley Black & Decker, absent the consent of The Stanley Works, the Corporation has agreed not to repurchase any of the shares of its common stock pending consummation of the merger.

Credit Rating:  The Corporation’s credit ratings are reviewed periodically by major debt rating agencies including Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings. The Corporation’s credit ratings and outlook from each of the credit rating agencies as of September 27, 2009, follow:

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

The Corporation’s ability to maintain its commercial paper program is principally a function of its short-term debt credit rating. As a result of the reduction in the Corporation’s short-term credit ratings that occurred during the first quarter of 2009, the Corporation’s ability to access commercial paper borrowings has been substantially reduced. As a result, the Corporation has utilized its $1.0 billion unsecured credit facility during 2009. No amounts were outstanding under this credit facility as of September 27, 2009. Borrowings under this credit facility are at interest rates that may vary based upon the rating of its long-term debt. The Corporation’s current borrowing rates under its credit facility may be set at either Citibank’s prime rate or at LIBOR plus ..30%. The spread above LIBOR could increase by a maximum amount of .30% based upon reductions in the Corporation’s credit rating. The Corporation expects to utilize borrowings under its commercial paper program and $1.0 billion unsecured credit facility to fund its short-term borrowing requirements.

CRITICAL ACCOUNTING POLICIES
The Corporation’s disclosure of its critical accounting policies—those significant accounting policies that may involve a higher degree of judgment, estimation, or complexity than other accounting policies—are more fully disclosed under the caption “Critical Accounting Policies” included in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 and as included below.

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

Item 4. Controls and Procedures
(a) Under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, the Corporation carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 27, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b) There have been no changes in the Corporation’s internal control over financial reporting during the quarterly period ended September 27, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption "Risk Factors" included in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the risk factors noted below, which could materially affect our business, financial condition, or results of operations.

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

Our announcement that we had entered into a definitive merger agreement with The Stanley Works to create Stanley Black & Decker in an all-stock transaction could adversely affect our business. On November 2, 2009, we announced that we had entered into a definitive merger agreement to create Stanley Black & Decker in an all stock transaction. As a result of the merger, each of our shareholders will receive a fixed ratio of 1.275 shares of The Stanley Works common stock for each share of our common stock that they own. Consummation of the transaction, which is subject to customary closing conditions, including obtaining certain regulatory approvals as well as shareholder approval from both our shareholders and the shareholders of The Stanley Works, is expected to occur in the first half of 2010. Expected synergies associated with the transaction will require the merger of certain of our operations into those of The Stanley Works, resulting in the likely termination of a number of our employees and restructuring of certain of our operations. The announcement and pending nature of the transaction could cause disruptions in our business and have an adverse effect on our relationship with our customers, vendors, and employees, which could, in turn, have an adverse effect on our business, financial results, and operations.

The consummation of the transaction to create Stanley Black & Decker is not certain, and its delay or failure could adversely affect our business. There is no assurance that the transaction will occur. If the transaction is consummated, it is currently anticipated to be completed in the first half of 2010. However, we cannot predict the exact timing of the consummation of the transaction. Consummation of the transaction is subject to the satisfaction of various conditions, including obtaining certain regulatory approvals and the approval of both our shareholders and the shareholders of The Stanley Works. A number of the conditions are not within our control. We cannot assure you that all closing conditions will be satisfied, that we will receive the required governmental approvals, or that the transaction will be successfully consummated. If the transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects the assumption that the transaction will be completed. In addition, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Under certain circumstances, upon termination of the merger agreement, we could be required to pay a termination fee of $125 million to The Stanley Works.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans (c)
June 29, 2009 through July 26, 2009	151	$28.66	—	3,777,145
July 27, 2009 through August 23, 2009	—	—	—	3,777,145
August 24, 2009 through September 27, 2009	—	—	—	3,777,145
Total	151	$28.66	—	3,777,145

(a)	The periods represent the Corporation’s monthly fiscal calendar.

(b)	Shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.

(c)
The maximum number of shares that may yet be purchased under the plans represent the remaining shares that are available pursuant to the Corporation’s publicly announced repurchase plans. The maximum number of shares that may yet be purchased under the plans noted above included 4,000,000 shares authorized by the Board of Directors on October 17, 2007, and 2,000,000 shares authorized by the Board of Directors on February 14, 2008. Under the terms of the definitive merger agreement to create Stanley Black & Decker, absent the consent of The Stanley Works, the Corporation has agreed not to repurchase any of the shares of its common stock pending consummation of the merger.

Item 5. Other Information

The Corporation’s press release of October 22, 2009, included a forward-looking statement with respect to management’s expectation that: (i) the Corporation’s diluted earnings per share would range from $2.31 to $2.41 for the full year 2009; (ii) excluding the impact of the first-quarter restructuring charge of $11.9 million pre-tax ($8.4 million after-tax), or $.14 per share, the Corporation’s diluted earnings per share would range from $2.45 to $2.55 for the full year 2009; and (iii)  the Corporation’s diluted earnings per share for the fourth quarter of 2009 would range from $.68 to $.78. Those expectations with respect to earnings per share for the full year and fourth quarter of 2009 did not reflect the additional expenses or adjustment to outstanding shares described in Note 16 of Notes to Consolidated Financial Statements. Factoring those expenses and shares into the previously described ranges of earnings-per-share expectations would revise management’s expectations, which are not otherwise being updated, as follows: (i) the Corporation’s diluted earnings per share would range from $1.62 to $1.72 for the full year 2009; (ii) excluding the impact of the first-quarter restructuring charge of $11.9 million pre-tax ($8.4 million after-tax), or $.14 per share, the Corporation’s diluted earnings per share would range from $1.76 to $1.86 for the full year 2009; and (iii) the Corporation’s diluted earnings per share for the fourth quarter of 2009 would range from $— to $.10.

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

Item 6. Exhibits

Exhibit No.	Description

2.0
Merger agreement dated November 2, 2009 between The Stanley Works and the Corporation, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

3.0	Bylaws of the Corporation, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, are incorporated herein by reference.

10.1
Amended and Restated Employment Agreement, dated as of November 2, 2009, by and between the Corporation and Nolan D. Archibald, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

10.2
Form of Amended and Restated Severance Benefit Agreement, dated as of November 2, 2009, by and between the Corporation and approximately 19 of its key employees, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

10.3
Amended and Restated Severance Benefit Agreement, dated as of November 2, 2009, by and between the Corporation and Charles E. Fenton, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

10.4
Amended and Restated Severance Benefit Agreement, dated as of November 2, 2009, by and between the Corporation and Michael D. Mangan, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

10.5
Amended and Restated Severance Benefit Agreement, dated as of November 2, 2009, by and between the Corporation and Stephen F. Reeves, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

10.6
Amended and Restated Severance Benefit Agreement, dated as of November 2, 2009, by and between the Corporation and John W. Schiech, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

Exhibit No.	Description

10.7
The Black & Decker 2008 Executive Long-Term Incentive/Retention Plan, as Amended and Restated as of November 2, 2009, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

10.8
Executive Chairman Agreement, dated as of November 2, 2009, by and between The Stanley Works and Nolan D. Archibald, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

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

Date:  November 5, 2009