Form 10-K
period 2009-12-31
BLACK & DECKER CORP
filed 2010-02-19
CIK 12355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2009	1-01553

THE BLACK & DECKER CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-0248090
(State of Incorporation)	(I.R.S. Employer Identification Number)

Towson, Maryland	21286
(Address of principal executive offices)	(Zip Code)

(410) 716-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2009, was $1.62 billion.

The number of shares of Common Stock outstanding as of January 22, 2010, was 61,654,405.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this report or will be contained in an amendment to this Form 10-K.

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

On November 2, 2009, the Corporation announced that it had entered into a definitive merger agreement to create Stanley Black & Decker,  Inc. in an all-stock transaction. Under the terms of the transaction, which has been approved by the Boards of Directors of both the Corporation and The Stanley Works, the Corporation’s shareholders will receive a fixed ratio of 1.275 shares of The Stanley Works common stock for each share of the Corporation’s common stock that they own. Consummation of the transaction, which is subject to customary closing conditions, including obtaining certain regulatory approvals outside of the United States, as well as shareholder approval from the shareholders of both the Corporation and The Stanley Works, is expected to occur on March 12, 2010.

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

Power tools and equipment include drills, screwdrivers, impact wrenches and drivers, hammers, wet/dry vacuums, lights, radio/chargers, saws, grinders, band saws, polishers, plate joiners, jointers, lathes, dust management systems, routers, planers, tile saws, sanders, benchtop and stationary machinery, air tools, building instruments, air compressors, generators, laser products, and WORKMATE® project centers and related products. Lawn and garden products include hedge trimmers, string trimmers, lawn mowers, edgers, pruners, shears, shrubbers, blower/vacuums, power sprayers, chain saws, pressure washers, and related accessories. Consumer portable power products include inverters, jump-starters, vehicle battery chargers, rechargeable spotlights, and other related products. Home products include stick, canister and hand-held vacuums; flexible flashlights; and wet scrubbers. Power tool accessories include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, diamond blades, screwdriver bits and quick-change systems, bonded and other abrasives, and worksite tool belts and bags. Product service provides replacement parts and repair and maintenance of power tools, equipment, and lawn and garden products.

Power tools, lawn and garden products, portable power products, home products, and accessories are marketed around the world under the BLACK & DECKER name as well as other trademarks, and trade names, including, without limitation, ORANGE AND BLACK COLOR SCHEME; POWERFUL SOLUTIONS; FIRESTORM; GELMAX COMFORT GRIP; MOUSE; BULLSEYE; PIVOT DRIVER; STORMSTATION; WORKMATE; BLACK & DECKER XT;

SMART SELECT; AUTO SELECT; LITHIUM BATTERY-TECH; SMARTDRIVER; READY-WRENCH; CYCLONE; NAVIGATOR; DRAGSTER; SANDSTORM; PROJECTMATE; PIVOTPLUS; QUICK CLAMP; SIGHT LINE; ACCU-MARK; ACCU-BEVEL; CROSSFIRE; CROSSHAIR; 360°; QUATTRO; DECORMATE; LASERCROSS; AUTO-WRENCH; AUTO-TAPE; AIRSTATION; SHOPMASTER BY DELTA; DEWALT; YELLOW AND BLACK COLOR SCHEME; GUARANTEED TOUGH; XRP; XLR; XPS; NANO; EHP; PORTER-CABLE; TRADESMAN; GRAY AND BLACK COLOR SCHEME; IMPACT READY; PORTA-BAND; POWERBACK; MOLLY; JOB BOSS; DELTA; THE DELTA TRIANGLE LOGO; UNISAW; OMNIJIG; TIGER SAW; TIGER CLAW; CONTRACTOR’S SAW; UNIFENCE; T-SQUARE;MAG SAW; ENDURATECH; BIESEMEYER; BLACK AND WHITE COLOR SCHEME; DAPC; EMGLO; AFS AUTOMATIC FEED SPOOL; GROOM ‘N’ EDGE; HEDGE HOG; GRASS HOG; EDGE HOG; LEAF HOG; LAWN HOG; STRIMMER; REFLEX; VAC ‘N’ MULCH; ALLIGATOR; TRIM ‘N’ EDGE; HDL; TOUGH TRUCK; FLEX TUBE; VECTOR; ELECTROMATE; SIMPLE START; DUSTBUSTER; DUSTBUSTER FLEXI; SNAKELIGHT; SCUMBUSTER; STEAMBUSTER; CYCLOPRO; SWEEP & COLLECT; PIVOT VAC; CLICK & GO; B&D; BULLET; QUANTUM PRO; PIRANHA; SCORPION; QUICK CONNECT; PILOT POINT; RAPID LOAD; ROCK CARBIDE; TOUGH CASE; MAX LIFE; RAZOR; OLDHAM; DEWALT SERVICENET; DROP BOX EXPRESS; and GUARANTEED REPAIR COST (GRC).

The composition of the Corporation’s sales by product groups for 2009, 2008, and 2007 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2009, 2008, or 2007.

The Corporation’s product offerings in the Power Tools and Accessories segment are sold primarily to retailers, wholesalers, distributors, and jobbers, although some discontinued or reconditioned power tools, lawn and garden products, consumer portable power products, and electric cleaning and lighting products are sold through company-operated service centers and factory outlets directly to end users. Sales to two of the segment’s customers, The Home Depot and Lowe’s Companies, Inc., accounted for greater than 10% of the Corporation’s consolidated sales for 2009, 2008, and 2007. For additional information regarding sales to The Home Depot and Lowe’s Companies, Inc., see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

The Corporation’s product service program supports its power tools and lawn and garden products. Replacement parts and product repair services are available through a network of company-operated service centers, which are identified and listed in product information material generally included in product packaging. At December 31, 2009, there were approximately 120 such service centers, of which roughly three-quarters were located in the United States. The remainder was located around the world, primarily in Canada and Asia. These company-operated service centers are supplemented by several hundred authorized service centers operated by independent local owners. The Corporation also operates reconditioning centers in which power tools, lawn and garden products, and electric cleaning and lighting products are reconditioned and then re-sold through numerous company-operated factory outlets and service centers and various independent distributors.

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

The principal materials used in the manufacturing of products in the Power Tools and Accessories segment are batteries, copper, aluminum, steel, certain electronic components, motors, and plastics. These materials are used in various forms. For example, aluminum or steel may be used in the form of wire, sheet, bar, and strip stock.

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

Principal manufacturing and assembly facilities of the power tools, lawn and garden products, electric cleaning, lighting, and household products, and accessories businesses outside of the United States are located in Suzhou, China; Usti nad Labem, Czech Republic; Buchlberg, Germany; Perugia, Italy; Reynosa, Mexico; and Uberaba, Brazil. In addition to the principal facilities described above, the manufacture and assembly of products for the Power Tools and Accessories segment also occurs at the facility of its 50%-owned joint venture located in Shen Zhen, China. The principal distribution facilities outside of the United States, other than those located at the manufacturing facilities listed above, consist of a central-European distribution center in Tongeren, Belgium, and facilities in Aarschot, Belgium; Brockville, Canada; Northampton, England; Gliwice, Poland; and Dubai, United Arab Emirates.

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

Security hardware products are marketed under a variety of trademarks and trade names, including, without limitation, KWIKSET; KWIKSET SIGNATURE SERIES; BLACK & DECKER; TYLO; POLO; AVALON; ASHFIELD; ARLINGTON; SMARTSCAN; SMARTKEY; SMARTCODE; POWERBOLT; ABBEY; AMHERST; KWIK INSTALL; GEO; SAFELOCK BY BLACK & DECKER; LIDO; PEMBROKE; TUSTIN; VALIANT; BALBOA; KEY CONTROL; BALDWIN; THE ESTATE COLLECTION; THE IMAGES COLLECTION; ARCHETYPES; BEDFORD; BEL AIR; BROOKLANE; COMMONWEALTH; SONOMA; WELLINGTON; CHELSEA; SHERIDAN; DELTA; CIRCA; LAUREL; HANCOCK; HAWTHORNE; GIBSON; FARMINGTON; CAMERON; LIFETIME FINISH; ROMAN; REGAL; COPA; CORTEZ; DAKOTA; DORIAN; SHELBURNE; LOGAN; SPRINGFIELD; HAMILTON; BLAKELY; MANCHESTER; CANTERBURY; MADISON; STONEGATE; EDINBURGH; KENSINGTON; BRISTOL; TREMONT; PEYTON; PASADENA; RICHLAND; WEISER; WEISER LOCK; COLLECTIONS; WELCOME HOME; ELEMENTS; BASICS BY WEISER LOCK; BRILLIANCE LIFETIME ANTI-TARNISH FINISH; POWERBOLT;

POWERBOLT KEYLESS ACCESS SYSTEM; WEISERBOLT; ENTRYSETS; BEVERLY; FAIRFAX; CORSAIR; DANE; GALIANO; KIM COLUMBIA; FASHION; HERITAGE; COVE; and HOME CONNECT TECHNOLOGY. Plumbing products are marketed under a variety of trademarks and trade names, including, without limitation, PRICE PFISTER; PFIRST SERIES BY PRICE PFISTER; PRICE PFISTER PROFESSIONAL SERIES; AMHERST; AVALON; ASHFIELD; BEDFORD; BIXBY; BRISTOL; BROOKWOOD; CARMEL; CATALINA; CLAIRMONT; CONTEMPRA; FALSETTO; GENESIS; GEORGETOWN; HANOVER; HARBOR; KENZO; LANGSTON; MARIELLE; PASADENA; PARISA; PICARDY; PORTLAND; PORTOLA; REMBRANDT; SANTIAGO; SAVANNAH; SAXTON; SEDONA; SHELDON; SKYE; TREVISO; UNISON; VEGA; and VIRTUE.

The composition of the Corporation’s sales by product groups for 2009, 2008, and 2007 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2009, 2008, or 2007.

The Corporation’s product offerings in the Hardware and Home Improvement segment are sold primarily to retailers, wholesalers, distributors, and jobbers. Certain security hardware products are sold to commercial, institutional, and industrial customers. Sales to two of the segment’s customers, The Home Depot and Lowe’s Companies, Inc., accounted for greater than 10% of the Corporation’s consolidated sales for 2009, 2008, and 2007. For additional information regarding sales to The Home Depot and Lowe’s Companies, Inc., see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

From time to time, the Corporation enters into commodity hedges on certain raw materials used in the manufacturing process to reduce the risk of market price fluctuations. Additional information with respect to the Corporation’s commodity hedge program, utilizing derivative financial instruments, is included in Notes 1 and 10 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

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

FASTENING AND ASSEMBLY SYSTEMS

The Corporation’s Fastening and Assembly Systems segment has worldwide responsibility for the development, manufacture and sale of an extensive line of metal and plastic fasteners and engineered fastening systems for commercial applications, including blind riveting, stud welding, specialty screws, prevailing torque nuts and assemblies, insert systems, metal and plastic fasteners, and self-piercing riveting systems. The Fastening and Assembly Systems segment focuses on engineering solutions for end users’ fastening requirements. The fastening and assembly systems products are marketed under a variety of trademarks and trade names, including, without limitation, EMHART TEKNOLOGIES; EMHART FASTENING TEK-NOLOGIES; EMHART; AUTOSET; DODGE; DRIL-KWICK; F-SERIES; GRIPCO; GRIPCO ASSEMBLIES; HELI-COIL; JACK NUT; KALEI; MASTERFIX; NPR; NUT-FAST; PARKER-KALON; PLASTIFAST; PLASTIKWICK; POINT & SET; PRIMER FREE; POP; POP-LOK; POPMATIC; POPNUT; POPSET; POP-SERT; POWERLINK; PROSET; SMARTSET; SPIRALOCK; SWS; TUCKER; ULTRA-GRIP; ULTRASERT; WARREN; WELDFAST; and WELL-NUT.

The composition of the Corporation’s sales by product groups for 2009, 2008, and 2007 is included in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Within each product group shown, there existed no individual product that accounted for greater than 10% of the Corporation’s consolidated sales for 2009, 2008, or 2007.

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

As of December 31, 2009, the Corporation employed approximately 19,900 persons in its operations worldwide. Approximately 260 employees in the United States are covered by collective bargaining agreements. During 2009, two collective bargaining agreements in the United States were negotiated without material disruption to operations. One agreement is scheduled for negotiation during 2010. Also, the Corporation has government-mandated collective bargaining arrangements or union contracts with employees in other countries. The Corporation’s operations have not been affected significantly by work stoppages and, in the opinion of management, employee relations are good. As more fully described under the caption “Restructuring Actions” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As a consequence, the Corporation may, from time to time, transfer production from one manufacturing facility to another, outsource certain production, close certain manufacturing facilities, or eliminate selling and administrative positions. Such production transfers, outsourcing, facility closures, and/or eliminations of positions may result in a deterioration of employee relations at the impacted locations or elsewhere in the Corporation. As more fully described under Item 1A, “Risk Factors”, consummation of the proposed merger with The Stanley Works is subject to customary closing conditions, including obtaining certain regulatory approvals as well as shareholder approval from both the Corporation’s shareholders and those of The Stanley Works. Expected synergies associated with the merger will require the assimilation of certain of the Corporation’s operations into those of The Stanley Works, resulting in the likely termination of a number of the Corporation’s employees and restructuring of certain of the Corporation’s operations. The pending nature of the proposed merger could have an adverse effect on the Corporation’s relationship with its employees.

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

Pursuant to authority granted under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the United States Environmental Protection Agency (EPA) has issued a National Priority List (NPL) of sites at which action is to be taken to mitigate the risk of release of hazardous substances into the environment. The Corporation is engaged in continuing activities with regard to various sites on the NPL and other sites covered under analogous state environmental laws. As of December 31, 2009, the Corporation had been identified as a potentially responsible party (PRP) in connection with approximately 23 sites being investigated by federal or state agencies under CERCLA or analogous state environmental laws. The Corporation also is engaged in site investigations and remedial activities to address environmental contamination from past operations at current and former manufacturing facilities in the United States and abroad.

To minimize the Corporation’s potential liability with respect to these sites, management has undertaken, when appropriate, active participation in steering committees established at the sites and has agreed to remediation through consent orders with the appropriate government agencies. Due to uncertainty as to the Corporation’s involvement in some of the sites, uncertainty over the remedial measures to be adopted, and the fact that imposition of joint and several liability with the right of contribution is possible under CERCLA and other laws and regulations, the liability of the Corporation with respect to any site at which remedial measures have not been completed cannot be established with certainty. On the basis of periodic reviews conducted with respect to these sites, however, the Corporation has established appropriate liability accruals. The Corporation’s estimate of the costs associated with environmental exposures is accrued if, in management’s judgment, the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. As of December 31, 2009, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $102.1 million. In the opinion of management, the amount accrued for probable exposure for aggregate environmental liabilities is adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2009, the Corporation had no known probable but inestimable exposures relating to environmental matters that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

(d)  Financial Information about Geographic Areas

Reference is made to Note 17 of Notes to Consolidated Financial Statements, entitled “Business Segments and Geographic Information”, included in Item 8 of Part II of this report.

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

In May 2009, the Corporation submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The Corporation has also filed, as exhibits to this report, the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

(f)  Executive Officers and Other Senior Officers of the Corporation

The current Executive Officers and Other Senior Officers of the Corporation, their ages, current offices or positions, and their business experience during the past five years are set forth below.

•	NOLAN D. ARCHIBALD – 66
Chairman, President, and Chief Executive Officer,
January 1990 – present.

•	BRUCE W. BROOKS – 45
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
President – Consumer Products Group,
Power Tools and Accessories,
March 2007 – September 2008;

Vice President of the Corporation and President – Construction Tools, Industrial Products Group,
Power Tools and Accessories,
May 2005 – March 2007;

Vice President and General Manager –
Construction Tools, Industrial Products Group,
Power Tools and Accessories,
October 2004 – May 2005.

•	JAMES T. CAUDILL – 42
Group Vice President of the Corporation and
President – Hardware and Home Improvement,
July 2006 – present;

Vice President of the Corporation and President – Hardware and Home Improvement,
May 2005 – July 2006;

Vice President and General Manager –
Accessories, Industrial Products Group,
Power Tools and Accessories Group,
October 2004 – May 2005.

•	CHARLES E. FENTON – 61
Senior Vice President and General Counsel,
December 1996 – present.

•	LES H. IRELAND – 45
Vice President of the Corporation and
President – North America,
Power Tools and Accessories,
January 2009 – present;

Vice President of the Corporation and
President – Commercial Operations –
Industrial Products Group,
Power Tools and Accessories,
April 2008 – January 2009;

Vice President of the Corporation and
President – Europe, Middle East, Africa,
Power Tools and Accessories,
January 2005 – April 2008;

Vice President of the Corporation and
Managing Director – Commercial Operations,
Europe, Black & Decker Consumer Group,
Power Tools and Accessories Group,
November 2001 – January 2005.

•	MICHAEL D. MANGAN – 53
Senior Vice President of the Corporation and
President – Worldwide Power Tools and Accessories,
September 2008 – present;

Senior Vice President and Chief Financial Officer, January 2000 – September 2008.

•	PAUL F. McBRIDE – 54
Senior Vice President – Human Resources
and Corporate Initiatives,
March 2004 – present.

•	CHRISTINA M. McMULLEN – 54
Vice President and Controller,
April 2000 – present.

•	ANTHONY V. MILANDO – 47
Vice President of the Corporation and
Vice President Global Operations,
Power Tools and Accessories,
January 2009 – present;

Vice President of the Corporation and
Vice President – Industrial Products Group
Global Operations,
Power Tools and Accessories,
July 2008 – January 2009;

Vice President – Industrial Products Group
Global Operations,
Power Tools and Accessories,
November 2005 – July 2008;

Vice President – Global Sourcing,
Power Tools and Accessories,
March 2001 – November 2005.

•	AMY K. O’KEEFE – 39
Vice President of the Corporation and
Vice President – Worldwide Power Tools
and Accessories Finance,
September 2008 – present;

Vice President of Finance,
Hardware and Home Improvement Group,
August 2004 – September 2008.

•	JAIME A. RAMIREZ – 42
Vice President of the Corporation and President – Latin America, Power Tools and Accessories,
September 2008 – present;

Vice President and General Manager –
Latin America, Power Tools and Accessories,
May 2007 – September 2008;

Vice President and General Manager –
Andean Region, Power Tools and Accessories,
July 2000 – May 2007.

•	JAMES R. RASKIN – 49
Vice President of the Corporation and
Vice President – Business Development,
July 2006 – present;

Vice President – Business Development,
May 2002 – July 2006.

•	STEPHEN F. REEVES – 50
Senior Vice President and Chief Financial Officer,
September 2008 – present;

Vice President of the Corporation and
Vice President – Global Finance,
Power Tools and Accessories,
March 2004 – September 2008.

•	MARK M. ROTHLEITNER – 51
Vice President – Investor Relations and Treasurer,
January 2000 – present.

•	JOHN W. SCHIECH – 51
Group Vice President of the Corporation and
President – Industrial Products Group,
Power Tools and Accessories,
January 2009 – present;

Group Vice President of the Corporation
and President – Industrial Products Group
for North America, Power Tools and Accessories,
September 2008 – January 2009;

Group Vice President of the Corporation
and President – Industrial Products Group,
Power Tools and Accessories,
March 2004 – September 2008.

•	NATALIE A. SHIELDS – 53
Vice President and Corporate Secretary,
April 2006 – present;

International Tax and Trade Counsel,
June 1993 – April 2006.

•	BEN S. SIHOTA – 51
Vice President of the Corporation and President –
Asia Pacific, Power Tools and Accessories,
February 2006 – present;

President – Asia, Power Tools and Accessories,
September 2000 – February 2006.

•	WILLIAM S. TAYLOR – 54
Vice President of the Corporation and
Vice President – Global Product Development
Industrial Products Group,
Power Tools and Accessories,
January 2009 – present;

Vice President of the Corporation and
Vice President – Industrial Products
Group Product Development,
Power Tools and Accessories,
July 2008 – January 2009;

Vice President – Industrial Products Group
Product Development,
Power Tools and Accessories,
April 2008 – July 2008;

Vice President/General Manager –
Industrial Accessories Business,
Power Tools and Accessories,
June 2005 – April 2008;

Vice President and General Manager –
Woodworking Tools, Power Tools and Accessories,
October 2004 – June 2005.

•	MICHAEL A. TYLL – 53
Group Vice President of the Corporation and
President – Fastening and Assembly Systems,
April 2006 – present;

President – Automotive Division,
Fastening and Assembly Systems,
January 2001 – April 2006.

•	JOHN H. A. WYATT – 51
Vice President of the Corporation and
President – Europe, Middle East, and Africa,
Power Tools and Accessories,
September 2008 – present;

Vice President – Consumer Products –
Europe, Middle East, and Africa,
Power Tools and Accessories,
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

•Our announcement that we had entered into a definitive merger agreement with The Stanley Works to create Stanley Black & Decker in an all-stock transaction could adversely affect our business. On November 2, 2009, we announced that we had entered into a definitive merger agreement to create Stanley Black & Decker in an all stock transaction. As a result of the merger, each of our shareholders will receive a fixed ratio of 1.275 shares of The Stanley Works common stock for each share of our common stock that they own. Consummation of the transaction, which is subject to customary closing conditions, including obtaining certain regulatory approvals outside of the United States as well as shareholder approval from both our shareholders and the shareholders of The Stanley Works, is expected to occur on March 12, 2010. Expected synergies associated with the transaction will require the merger of certain of our operations into those of The Stanley Works, resulting in the likely termination of a number of our employees and restructuring of certain of our operations. The announcement and pending nature of the transaction could cause disruptions in our business and have an adverse effect on our relationship with our customers, vendors, and employees, which could, in turn, have an adverse effect on our business, financial results, and operations.

•The consummation of the transaction to create Stanley Black & Decker is not certain, and its delay or failure could adversely affect our business. There is no assurance that the transaction will occur. If the transaction is consummated, it is currently anticipated to be completed on March 12, 2010. However, we cannot predict the exact timing of the consummation of the transaction. Consummation of the transaction is subject to the satisfaction of various conditions, including obtaining certain regulatory approvals outside of the United States and the approval of both our shareholders and the shareholders of The Stanley Works. A number of the conditions are not within our control. We cannot assure you that all closing conditions will be satisfied, that we will receive the required governmental approvals outside of the United States, or that the transaction will be successfully consummated. If the transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects the assumption that the transaction will be completed. In addition, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Under certain circumstances, upon termination of the merger agreement, we could be required to pay a termination fee of $125 million to The Stanley Works.

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

•Changes in customer preferences, the inability to maintain mutually beneficial relationships with large customers, and the inability to penetrate new channels of distribution could adversely affect our business. We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 32% of our consolidated sales in 2009. The loss of either of these large customers, a material negative change in our relationship with these large customers or other major customers, or changes in consumer preferences or loyalties could have an adverse effect on our business. Our major customers are volume purchasers, a few of which are much larger than us and have strong bargaining power with suppliers. This limits our ability to recover cost increases through higher selling prices. Changes in purchasing patterns by major customers could negatively impact manufacturing volumes and inventory levels. Further, our inability to continue to penetrate new channels of distribution may have a negative impact on our future results.

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

•Low demand for new products and the inability to develop and introduce new products at favorable margins could adversely impact our performance and prospects for future growth. Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The uncertainties associated with developing and introducing new products, such as market demand and costs of development and production, may impede the successful development and introduction of new products on a consistent basis. Introduction of new technology may result in higher costs to us than that of the technology replaced. That increase in costs, which may continue indefinitely or until and if increased demand and greater availability in the sources of the new technology drive down its cost, could adversely affect our results of operations. Market acceptance of the new products introduced in recent years and scheduled for introduction in 2010 may not meet sales expectations due to various factors, such as our failure to accurately predict market demand, end-user preferences, and evolving industry standards, to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies. Our investments in productive capacity and commitments to fund advertising and product promotions in connection with these new products could be excessive if those expectations are not met.

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

•The global credit crisis may impact the availability and cost of credit. The turmoil in the credit markets has resulted in higher borrowing costs and, for some companies, has limited access to credit, particularly through the commercial paper markets. Our ability to maintain our commercial paper program is principally a function of our short-term debt credit rating. During the first quarter of 2009, Fitch Ratings affirmed our short-term debt rating of F2, Moody’s Investors Service downgraded our short-term debt rating from P2 to P3, and Standard & Poor’s downgraded our short-term debt rating from A2 to A3. As a result of the reduction in our short-term credit ratings that occurred during the first quarter of 2009, our ability to access commercial paper borrowings was substantially reduced during portions of 2009. As a result, we utilized our $1.0 billion unsecured credit facility during 2009. Although we believe that the lenders participating in our revolving credit facility will be able to provide financing in accordance with their contractual obligations, the current economic environment may adversely impact our ability to borrow additional funds on comparable terms in a timely manner. Continued disruption in the credit markets also may negatively affect the ability of our customers and suppliers to conduct business on a normal basis. The deterioration of our future business performance, beyond our current expectations, could result in our non-compliance with debt covenants.

•Our success depends on our ability to improve productivity and streamline operations to control or reduce costs. We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. We have also undertaken restructuring actions as described in Note 19 of Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The ultimate savings realized from restructuring actions may be mitigated by many factors, including economic weakness, competitive pressures, and decisions to increase costs in areas such as promotion or research and development above levels that were otherwise assumed. Our failure to achieve projected levels of efficiencies and cost reduction measures and to avoid delays in or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated would adversely affect our results of operations.

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

•We operate a global business that exposes us to additional risks. Our sales outside of the United States accounted for approximately 43% of our consolidated sales in 2009. We continue to expand into foreign markets. The future growth and profitability of our foreign operations are subject to a variety of risks and uncertainties, such as tariffs, nationalization, exchange controls, interest rate fluctuations, civil unrest, governmental changes, limitations on foreign investment in local business and other political, economic and regulatory risks inherent in conducting business internationally. Over the past several years, such factors have become increasingly important as a result of our higher percentage of manufacturing in China, Mexico, and the Czech Republic and purchases of products and components from foreign countries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Corporation operates 39 manufacturing facilities around the world, including 25 located outside of the United States in 11 foreign countries. The major properties associated with each business segment are listed in “Narrative Description of the Business” in Item 1(c) of Part I of this report.

The following are the Corporation’s major leased facilities:

In the United States: Lake Forest, Mira Loma, and Rialto, California; Charlotte, North Carolina; Tampa, Florida; Chesterfield, Michigan; and Towson, Maryland.

Outside of the United States: Tongeren and Aarschot, Belgium; Reynosa and Mexicali, Mexico; Brockville, Canada; Usti nad Labem, Czech Republic; Gliwice, Poland; and Xiamen and Suzhou, China.

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

As more fully described in Item 7 of Part II of this report under the caption “Restructuring Actions”, the Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. The Corporation will continue to evaluate its worldwide manufacturing cost structure to identify opportunities to improve capacity utilization and lower product costs and will take appropriate action as deemed necessary.

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

The EPA and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The United States of America, the cities of Colton and Rialto, and certain other PRPs have also initiated lawsuits (and/or asserted cross and counter-claims against the Corporation and certain of the Corporation’s former or current affiliates) that are currently pending in the United States District Court for the Central District of California (collectively, the “Litigation”). In the Litigation, the various parties allege that the Corporation is liable under CERCLA, the Resource Conservation and Recovery Act, and various state laws for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The Corporation, in turn, through certain of the aforementioned affiliates, has also initiated a lawsuit in the United States District Court for the Central District of California alleging that various other PRPs are liable for the alleged contamination at issue. The City of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2011. At December 31, 2009, the estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $50.5 million to approximately $100 million, with no amount within that range representing a more likely outcome. At December 31, 2009, the Corporation maintains a reserve for this environmental remediation matter of $50.5 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report in 2010. The Corporation has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional potentially responsible parties and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at December 31, 2009.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2009, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposures that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

The Corporation’s Common Stock is listed on the New York Stock Exchange.

The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

QUARTER	2009			2008
January to March	$46.66	to	$20.10	$74.24	to	$61.71
April to June	$41.28	to	$27.10	$71.23	to	$57.50
July to September	$51.12	to	$26.44	$69.50	to	$51.56
October to December	$67.13	to	$42.51	$62.09	to	$32.31

(b)  Holders of the Corporation’s Capital Stock

As of January 22, 2010, there were 10,257 holders of record of the Corporation’s Common Stock.

Common Stock:

150,000,000 shares authorized, $.50 par value, 61,645,196 and 60,092,726 outstanding as of December 31, 2009 and 2008, respectively.

Preferred Stock:

5,000,000 shares authorized, without par value, no shares outstanding as of December 31, 2009 and 2008.

(c)  Dividends

The Corporation has paid consecutive quarterly dividends on its Common Stock since 1937. Future dividends will depend upon the Corporation’s earnings, financial condition, and other factors. The Credit Facility, as more fully described in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this report, does not restrict the Corporation’s ability to pay regular dividends in the ordinary course of business on the Common Stock. Under the terms of the definitive merger agreement to create Stanley Black & Decker, absent the consent of The Stanley Works, the Corporation has agreed to limit its regular quarterly cash dividend to $.12 per share.

Quarterly dividends per common share for the most recent two years are as follows:

QUARTER	2009	2008
January to March	$.42	$.42
April to June	.12	.42
July to September	.12	.42
October to December	.12	.42
	$.78	$1.68

(d)  Performance Graph

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

(1)	Assumes $100 invested at the close of business on December 31, 2004 in Black & Decker common stock, Standard & Poor’s (S&P) 500 Index, and the Peer Group.

(2)	The cumulative total return assumes reinvestment of dividends.

(3)
The Peer Group consists of the companies in the following indices within the Standard & Poor’s Super Composite 1,500: Household Appliances, Housewares & Specialties, Industrial Machinery, and Building Products. A list of the companies in the Peer Group will be furnished upon request addressed to the Corporate Secretary at 701 East Joppa Road, Towson, Maryland 21286.

(4)	Total return is weighted according to market capitalization of each company at the beginning of each year.

(e)  Issuer Purchases of Equity Securities

PERIOD (a)	TOTAL NUMBER OF SHARES PURCHASED	(b)	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS	(c)
September 28, 2009 through October 25, 2009	2,816		$45.64	—	3,777,145
October 26, 2009 through November 29, 2009	186,326		59.76	—	3,777,145
November 30, 2009 through December 31, 2009	—		—	—	3,777,145
Total	189,142		$59.55	—	3,777,145

(a)	The periods represent the Corporation’s monthly fiscal calendar.

(b)	Shares acquired from associates to satisfy withholding tax requirements upon the vesting of restricted stock.

(c)
The maximum number of shares that may yet be purchased under the plans represent the remaining shares that are available pursuant to the Corporation’s publicly announced repurchase plans. The maximum number of shares that may yet be purchased under the plans noted above included 4,000,000 shares authorized by the Board of Directors on October 17, 2007, and 2,000,000 shares authorized by the Board of Directors on February 14, 2008. Under the terms of the definitive merger agreement to create Stanley Black & Decker, absent the consent of The Stanley Works, the Corporation has agreed not to repurchase shares of its common stock pending consummation of the merger.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY (a)(b)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)	2009	(c)	2008	(d)	2007	(e)	2006	2005	(f)
Sales	$4,775.1		$6,086.1		$6,563.2		$6,447.3	$6,523.7
Net earnings from continuing operations	132.5		293.6		518.1		486.1	532.2
Loss from discontinued operations (g)	—		—		—		—		(.1)
Net earnings	132.5		293.6		518.1		486.1	532.1
Net earnings per common share – basic	2.18		4.83		7.96		6.67	6.68
Net earnings per common share – assuming dilution	2.17		4.77		7.78		6.51	6.51
Total assets	5,495.2		5,183.3		5,410.9		5,247.7	5,842.4
Long-term debt	1,715.0		1,444.7		1,179.1		1,170.3	1,030.3
Cash dividends per common share	.78		1.68		1.68		1.52	1.12

(a)
The Corporation adopted a new accounting standard effective January 1, 2009, that clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting, and, as required, retrospectively adjusted basic and diluted earnings per share for all prior periods to reflect the adoption of that standard.

(b)
The Corporation adopted a new accounting standard effective January 1, 2006, for the recognition of stock-based compensation expense using the modified retrospective method of adoption whereby the Corporation restated all prior periods presented based on amounts previously recognized for purposes of pro forma disclosures. Amounts in this five-year summary for 2005 reflect such restated amounts.

(c)
Earnings from continuing operations for 2009 includes a restructuring charge of $11.9 million before taxes ($8.4 million after taxes). In addition, earnings from continuing operations for 2009 includes merger-related expenses of $58.8 million ($42.6 million after taxes) relating to the Corporation’s proposed merger with The Stanley Works.

(d)	Earnings from continuing operations for 2008 includes a restructuring charge of $54.7 million before taxes ($39.6 million after taxes).

(e)
Earnings from continuing operations for 2007 includes a favorable $153.4 million settlement of tax litigation. In addition, earnings from continuing operations for 2007 includes a charge for an environmental remediation matter of $31.7 million before taxes ($20.6 million after taxes) and a restructuring charge of $19.0 million before taxes ($12.8 million after taxes).

(f)
Earnings from continuing operations for 2005 includes a favorable $55.0 million before taxes ($35.8 million after taxes) settlement of environmental and product liability coverage litigation with an insurer. In addition, earnings from continuing operations for 2005 includes $51.2 million of incremental tax expense resulting from the repatriation of $888.3 million of foreign earnings under the American Jobs Creation Act of 2004.

(g)	Loss from discontinued operations represents the loss, net of applicable income taxes, of the Corporation’s discontinued European security hardware business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a global manufacturer and marketer of power tools and accessories, hardware and home improvement products, and technology-based fastening systems. As more fully described in Note 17 of Notes to Consolidated Financial Statements, the Corporation operates in three reportable business segments – Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems – with these business segments comprising approximately 73%, 16%, and 11%, respectively, of the Corporation’s sales in 2009.

The Corporation markets its products and services in over 100 countries. During 2009, approximately 57%, 23%, and 20% of its sales were made to customers in the United States, in Europe (including the United Kingdom and Middle East), and in other geographic regions, respectively. The Power Tools and Accessories and Hardware and Home Improvement segments are subject to general economic conditions in the countries in which they operate as well as the strength of the retail economies. The Fastening and Assembly Systems segment is also subject to general economic conditions in the countries in which it operates as well as to automotive and industrial demand.

As more fully described in Note 2 of Notes to Consolidated Financial Statements, on November 2, 2009, the Corporation announced that it had entered into a definitive merger agreement to create Stanley Black & Decker, Inc. in an all-stock transaction. Under the terms of the transaction, which has been approved by the Boards of Directors of both the Corporation and The Stanley Works, the Corporation’s shareholders will receive a fixed ratio of 1.275 shares of The Stanley Works common stock for each share of the Corporation’s common stock that they own. Consummation of the transaction is subject to customary closing conditions, including obtaining certain regulatory approvals outside of the United States as well as shareholder approval from the shareholders of both the Corporation and The Stanley Works. The Corporation and The Stanley Works will each hold special shareholder meetings on March 12, 2010, to vote on the proposed transaction and expect that closing of the transaction will occur on that date. Unless expressly noted to the contrary, all forward-looking statements in the discussion and analysis of financial condition and results of operations that follows relate to the Corporation on a stand-alone basis and are not reflective of the impact of the proposed merger with The Stanley Works.

An overview of certain aspects of the Corporation’s performance during the year ended December 31, 2009, follows:

•The Corporation continued to face a difficult demand environment during 2009 due to the impact of the global recession. Sales for 2009 were $4,775.1 million, which represented a 22% decrease from 2008 sales of $6,086.1 million. This reduction was the result of a 20% decline in unit volume and a 3% unfavorable impact from foreign currency translation attributable to the effects of a stronger U.S. dollar, partially offset by 1% of favorable price. That unit volume decline was experienced across all business segments and throughout all geographic regions. Entering 2010, the Corporation believes most of its key markets have stabilized – albeit at low levels – and anticipates a modest improvement in a number of those markets. For 2010, the Corporation is projecting a low-single-digit rate of sales growth over the 2009 levels as global consumer spending improves very gradually but commercial construction continues to weaken. On a stand-alone basis in 2010, the Corporation expects that its operating income as a percentage of sales will increase by 100 to 150 basis points over the 2009 level, excluding any expenses associated with the proposed merger with The Stanley Works and excluding the effect of $11.9 million of pre-tax restructuring and exit costs recognized in 2009.

•Operating income as a percentage of sales for 2009 decreased by approximately 170 basis points from the 2008 level to 5.2%. Of that decline, an increase in selling, general, and administrative expenses contributed approximately 150 basis points and expenses of $58.8 million related to the proposed merger with The Stanley Works contributed approximately 120 basis points. Those declines were partially offset by a decrease of $42.8 million in restructuring and exit costs that contributed a favorable 60 basis points to operating income as a percentage of sales as well as an increase in gross margin of approximately 40 basis points. Gross margin as a percentage of sales increased in 2009 over the 2008 level as a result of the favorable effects of pricing, restructuring and cost reduction initiatives, productivity gains and commodity deflation, which were partially offset by the unfavorable effects of lower volumes, including the de-leveraging of fixed costs. Despite a $255.2 million reduction in selling, general, and administrative expenses in 2009, selling, general, and administrative expenses as a percentage of sales increased 150 basis points over the 2008 level due to the de-leveraging of expenses over a lower sales base.

•Interest expense (net of interest income) increased by $21.4 million in 2009 over the 2008 level, primarily as a result of the April 2009 issuance of $350.0 million of 8.95% senior notes due 2014 and of the effects of lower interest rate spreads earned on the Corporation’s foreign currency hedging activities, partially offset by the effects of lower short-term borrowing levels and interest rates during 2009.

•Net earnings were $132.5 million, or $2.17 per diluted share, for the year ended December 31, 2009, as compared to $293.6 million, or $4.77 per diluted share, for 2008. Net earnings for the year ended December 31, 2009, included the effect of after-tax merger-related expenses of $42.6 million ($58.8 million before taxes), or $.70 per diluted share, and an after-tax restructuring charge of $8.4 million ($11.9 million before taxes), or $.14 per diluted share. Net earnings for the year ended December 31, 2008, included the effects of an after-tax restructuring charge of $39.6 million ($54.7 million before taxes), or $.64 per diluted share. Excluding the aforementioned effects of merger-related expenses in 2009 and restructuring and exit costs in 2009 and 2008, earnings per share on a diluted basis were $3.01 for the year ended December 31, 2009, as compared to $5.41 for the year ended December 31, 2008.

•Cash flow from operating activities increased by $60.2 million over the 2008 level to $485.6 million for the year ended December 31, 2009. The increase in cash provided by operating activities in 2009 was primarily due to significant reductions in inventory levels, which more than offset a decrease in net earnings from the 2008 level. Net cash generation, defined by the Corporation as cash flow from operating activities less capital expenditures, plus proceeds from the sale of assets and cash flow from net investment hedging activities, increased to $583.5 million in 2009 from $389.7 million in 2008 as higher cash provided from operating activities was augmented by an increase of $115.1 million in net cash inflow from net investment hedging activities.

The preceding information is an overview of certain aspects of the Corporation’s performance during 2009 and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

In the discussion and analysis of financial condition and results of operations that follows, the Corporation generally attempts to list contributing factors in order of significance to the point being addressed.

Results of Operations

SALES

The following chart provides an analysis of the consolidated changes in sales for the years ended December 31, 2009, 2008, and 2007.

(DOLLARS IN MILLIONS)	2009		2008		2007
Total sales	$4,775.1		$6,086.1		$6,563.2
Unit volume	(20	) %	(9	) %	(1	) %
Price		1%		—%		—%
Currency	(3	) %		2%		3%
Change in total sales	(22	) %	(7	) %		2%

The global economic recession, which began in late 2008, continued to adversely impact the Corporation’s sales during 2009. Total consolidated sales for the year ended December 31, 2009, were $4,775.1 million, which represented a decrease of 22% from 2008 sales of $6,086.1 million. As compared to the 2008 level, unit volume decreased 20% in 2009. The unit volume decline was experienced across all business segments and throughout all geographic regions. Pricing actions had a 1% favorable impact on sales. The effects of a stronger U.S. dollar, as compared to most other currencies, particularly the euro, British pound, Canadian dollar, Brazilian real, and Mexican peso, caused the Corporation’s consolidated sales for 2009 to decrease by 3% from the 2008 level.

Total consolidated sales for the year ended December 31, 2008, were $6,086.1 million, which represented a decrease of 7% from 2007 sales of $6,563.2 million. As compared to the 2007 level, unit volume decreased 9% in 2008. That unit volume decline was primarily driven by lower sales in the United States, due to general economic conditions in the U.S., including lower housing starts, and in Western Europe due to weakening economic conditions. The effects of pricing actions did not have a material effect on sales in 2008. The effects of a weaker U.S. dollar, as compared to most other currencies, particularly the euro, Japanese yen, Brazilian real, and Canadian dollar, caused the Corporation’s consolidated sales for 2008 to increase by 2% over the 2007 level.

EARNINGS

A summary of the Corporation’s consolidated gross margin, selling, general, and administrative expenses, merger-related expenses, restructuring and exit costs, and operating income – all expressed as a percentage of sales – follows:

	YEAR ENDED DECEMBER 31,
(PERCENTAGE OF SALES)	2009	2008	2007
Gross margin	33.2%	32.8%	33.9%
Selling, general, and administrative expenses	26.5%	25.0%	24.7%
Merger-related expenses	1.2%	—%	—%
Restructuring and exit costs	.3%	.9%	.3%
Operating income	5.2%	6.9%	8.9%

The Corporation reported consolidated operating income of $249.4 million on sales of $4,775.1 million in 2009, as compared to operating income of $422.1 million on sales of $6,086.1 million in 2008 and to operating income of $582.2 million on sales of $6,563.2 million in 2007.

Consolidated gross margin as a percentage of sales increased by approximately 40 basis points over the 2008 level to 33.2% in 2009. That increase in gross margin was driven by the favorable effects of pricing actions, commodity deflation, and restructuring and cost reduction initiatives, which were partially offset by the unfavorable effects of lower volumes, including the de-leveraging of fixed costs.

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

Consolidated selling, general, and administrative expenses as a percentage of sales were approximately 26.5% in 2009 and 25.0% in 2008. Consolidated selling, general, and administrative expenses in 2009 decreased by $255.2 million from the 2008 level. That decline was due to several factors, including: (i) cost reduction initiatives and restructuring savings; (ii) decreases in variable selling expenses (such as transportation and distribution) due to lower sales volumes; and (iii) the favorable effects of foreign currency translation.

Consolidated selling, general, and administrative expenses as a percentage of sales were approximately 25.0% in 2008 and 24.7% in 2007. Consolidated selling, general, and administrative expenses in 2008 decreased by $104.2 million from the 2007 level. The favorable effects of cost control and restructuring initiatives, coupled with the effect of lower sales on certain volume-sensitive expenses (such as transportation and distribution), and lower environmental expense offset the unfavorable effects of foreign currency translation and additional selling, general, and administrative expenses to support increased sales in certain markets outside of the United States and Europe.

In 2009, the Corporation recognized $58.8 million of pre-tax merger-related expenses related to its proposed merger with The Stanley Works. As more fully described in Note 2 of Notes to Consolidated Financial Statements, those $58.8 million of merger-related expenses included employment-related change-in-control costs triggered by the signing of the merger agreement in 2009 together with legal and advisory fees associated with the transaction. In addition during 2009, the Corporation recognized $11.9 million of pre-tax restructuring and exit costs related to actions in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems segments. As more fully described in Note 19 of Notes to Consolidated Financial Statements, these restructuring charges primarily reflected actions to reduce the Corporation’s selling, general, and administrative expenses and to improve its manufacturing cost base.

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

Consolidated net interest expense (interest expense less interest income) was $83.8 million in 2009, as compared to $62.4 million in 2008 and $82.3 million in 2007. The increase in net interest expense in 2009, as compared to 2008, was primarily the result of the April 2009 issuance of $350.0 million of 8.95% senior notes due 2014 and of the effects of lower interest rate spreads earned on the Corporation’s foreign currency hedging activities, partially offset by the effects of lower short-term borrowing levels and interest rates during 2009. The decrease in net interest expense in 2008, as compared to 2007, was primarily the result of lower interest rates, including the impact on the Corporation’s foreign currency hedging activities.

Other (income) expense was $(4.8) million in 2009, as compared to $(5.0) million in 2008 and $2.3 million in 2007. Other (income) expense for the year ended December 31, 2009, benefited from a $6.0 million insurance settlement related to an environmental matter. Other (income) expense for the year ended December 31, 2008, benefited from a gain on the sale of a non-operating asset.

Consolidated income tax expense (benefit) of $37.9 million, $71.1 million, and $(20.5) million was recognized on the Corporation’s earnings before income taxes of $170.4 million, $364.7 million, and $497.6 million, for 2009, 2008, and 2007, respectively. The effective tax rate of 22.3% recognized for the year ended December 31, 2009, benefited from favorable adjustments associated with new facts regarding certain income tax matters and the favorable resolution of certain tax audits. The Corporation’s 2009 effective tax rate of 22.3% was higher than its 2008 effective tax rate of 19.5% primarily as a result of discrete items in 2008 discussed below and the de-leveraging effect of the interest component on reserves for uncertain tax positions, included as an element of tax expense, on lower earnings before income taxes in 2009. Income tax expense (benefit) in 2008 reflects: (i) the favorable resolution of certain tax audits in 2008; (ii) a $15.1 million tax benefit associated with a $54.7 million pre-tax restructuring charge; and (iii) favorability associated with the finalization of closing agreements of the settlement of income tax litigation between the Corporation and the U.S. government agreed to in late 2007. Income tax expense (benefit) in 2007 reflects: (i) the effect of a $153.4 million tax benefit associated with a settlement reached on an income tax litigation matter; (ii) an $11.1 million tax benefit associated with a $31.7 million pre-tax charge for an environmental remediation matter; and (iii) a $6.2 million tax benefit associated with a $19.0 million pre-tax restructuring charge. The previously described items had a significant impact on the Corporation’s effective income tax rates. A further analysis of taxes on earnings is included in Note 12 of Notes to Consolidated Financial Statements.

The Corporation reported net earnings of $132.5 million, $293.6 million, and $518.1 million, or $2.17, $4.77 and $7.78 per share on a diluted basis, for the years ended December 31, 2009, 2008, and 2007, respectively. Net earnings for the year ended December 31, 2009, included the effect of after-tax merger-related expenses of $42.6 million ($58.8 million before taxes), or $.70 per share on a diluted basis, and an after-tax restructuring charge of $8.4 million ($11.9 million before taxes) or $.14 per share on a diluted basis. Net earnings for the year ended December 31, 2008, included the effect of an after-tax restructuring charge of $39.6 million ($54.7 million before taxes), or $.64 per share on a diluted basis. Excluding the aforementioned effects of merger-related expenses in 2009 and restructuring and exit costs in 2009 and 2008, earnings per share on a diluted basis were $3.01 for the year ended December 31, 2009, as compared to $5.41 for the year ended December 31, 2008.

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

POWER TOOLS AND ACCESSORIES

Segment sales and profit for the Power Tools and Accessories segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2009	2008	2007
Sales to unaffiliated customers	$3,471.5	$4,286.6	$4,754.8
Segment profit	257.3	317.4	482.2

Sales to unaffiliated customers in the Power Tools and Accessories segment during 2009 decreased 19% from the 2008 level. That decline primarily resulted in the North American and European businesses as those businesses were adversely affected by the impact of the global recession, including lower residential and commercial construction activity, reduced consumer discretionary spending, and inventory de-stocking by retailers.

Sales in North America decreased 21% during 2009, as compared to the 2008 level, primarily due to continued weak demand in the United States in light of depressed housing activity and decelerating commercial construction. Sales declines were experienced across all channels and product lines. Sales of industrial power tools and accessories in the United States decreased 26%, with lower sales in the independent channel and at retail. Sales of consumer power tools and accessories in the United States decreased at a mid-single-digit rate from the 2008 level. In Canada, sales decreased 25%, with a 26% decline in sales of industrial power tools and accessories and a double-digit rate of decline in sales of consumer power tools and accessories.

Sales in Europe during 2009 decreased 23% from the level experienced in 2008 due to the impact of the global recession. Sales declined across all markets and in all key product lines. The sales decline was particularly severe in Eastern Europe, Scandinavia, and the United Kingdom. During 2009, European sales of industrial power tools and accessories declined by 26% and sales of consumer power tools and accessories declined by a double-digit rate from the 2008 levels.

Sales in other geographic areas decreased at a mid-single-digit rate during 2009 from the 2008 level. This decrease primarily resulted from a mid-single-digit rate of decline in Latin America, with double-digit rates of declines experienced in the Caribbean, Central America, and Mexico – areas more closely tied to the U.S. economy than others in the region. Sales in Asia/Pacific decreased at a mid-single-digit rate.

Segment profit as a percentage of sales for the Power Tools and Accessories segment was 7.4% for 2009 and 2008. As percentages of sales, a 110-basis-point improvement in gross margin during 2009 was offset by a 110-basis-point increase in selling, general, and administrative expenses. The increase in gross margin as a percentage of sales was principally due to favorable price, a positive comparison to inventory write-downs in 2008, and the benefit of restructuring and cost reduction initiatives. The increase in selling, general, and administrative expenses as a percentage of sales resulted from the de-leveraging of expenses over lower sales, which more than offset the favorable effects of restructuring and cost reduction initiatives and a reduction in variable selling expenses.

Sales to unaffiliated customers in the Power Tools and Accessories segment during 2008 decreased 10% from the 2007 level. That decline primarily resulted from the North American business, which faced weak housing and discretionary spending all year, and a slowdown in Europe which accelerated during the second half of the year.

Sales in North America decreased at a double-digit rate during 2008, as compared to the 2007 level, primarily as a result of weak demand in the United States as a result of depressed housing and decelerating commercial construction. Sales of the Corporation’s industrial power tools and accessories business in the United States decreased at a low-double-digit rate with declines in all major product categories and in most channels due primarily to broad market weakness. Sales of the consumer power tools and accessories business in the United States decreased by more than 20% primarily due to lost listings in the pressure washer category, weak demand, and the effects of a transition from the Firestorm® to the Porter-Cable® brand of power tools and accessories at a large customer. Most other product categories also declined in comparison to 2007, but those declines were partially offset by increased sales in outdoor products. In Canada, sales increased at a mid-single-digit rate over the 2007 level, primarily due to a double-digit rate of increase of sales of industrial power tools and accessories that partially offset a double-digit rate of decline of sales of consumer power tools and accessories.

Sales of the European power tools and accessories business during 2008 decreased at a low-double-digit rate from the level experienced in 2007 as a result of deteriorating economic conditions in Western Europe, which were partially offset by growth in the Eastern Europe and Middle East/Africa regions due to growth in the first nine months of 2008 which offset declines in the fourth quarter. The decline in sales of the European power tools and accessories business reflected a rapid deterioration in the second half of 2008, following a mid-single-digit rate of decline in the first half of the year. Sales of both the Corporation’s industrial and consumer power tools and accessories businesses in Europe decreased at a double-digit rate during 2008 from the 2007 level.

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

HARDWARE AND HOME IMPROVEMENT

Segment sales and profit for the Hardware and Home Improvement segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2009	2008	2007
Sales to unaffiliated customers	$755.4	$891.6	$1,001.7
Segment profit	76.9	75.8	113.6

Sales to unaffiliated customers in the Hardware and Home Improvement segment during 2009 decreased 15% from the 2008 level. Sales of security hardware in the United States declined at a double-digit rate due to continued weakness in residential construction, which was partially offset by the continued success of the SmartKey product line. Sales of plumbing products in the United States declined 21% in 2009 across all channels. Sales of the Hardware and Home Improvement segment outside of the United States declined at a double-digit rate in 2009 from the 2008 level, principally due to weakness in Canada.

Segment profit as a percentage of sales in the Hardware and Home Improvement segment increased from 8.5% in 2008 to 10.2% in 2009. Gross margin as a percentage of sales increased in 2009, as compared to 2008, due to product cost deflation as well as to the favorable effect of restructuring and productivity initiatives. Despite cost reduction initiatives implemented throughout 2009, selling, general, and administrative expenses as a percentage of sales increased in 2009, as compared to 2008, as a result of de-leveraging of fixed and semi-fixed costs over a lower sales base.

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

Segment profit as a percentage of sales in the Hardware and Home Improvement segment decreased from 11.3% in 2007 to 8.5% in 2008. Gross margin as a percentage of sales declined slightly in 2008, as compared to 2007, as the negative effects of commodity inflation and lower volumes were only partially offset by productivity and restructuring initiatives. Selling, general, and administrative expenses as a percentage of sales increased in 2008, as compared to 2007, as a result of de-leveraging of fixed and semi-fixed costs over a lower sales base.

FASTENING AND ASSEMBLY SYSTEMS

Segment sales and profit for the Fastening and Assembly Systems segment, determined on the basis described in Note 17 of Notes to Consolidated Financial Statements, were as follows (in millions of dollars):

YEAR ENDED DECEMBER 31,	2009	2008	2007
Sales to unaffiliated customers	$536.6	$703.2	$720.7
Segment profit	39.5	106.0	113.9

Sales to unaffiliated customers in the Fastening and Assembly Systems segment decreased 24% in 2009 from the 2008 level. Incremental sales of the Spiralock business, acquired in September 2008, contributed 1.6% to the segment’s sales during 2009. Sales of the North American and European automotive businesses declined 35% and 20%, respectively, due to the collapse of the automotive industry in the first half of 2009. Sales in the North American and European industrial businesses declined 30% and 24%, respectively, due to reductions in industrial production levels as a result of the global recession. In Asia, sales declined by 24%  from the 2008 level.

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.1% in 2008 to 7.4% in 2009. Despite significant restructuring and cost reduction initiatives undertaken by the segment in 2009, the decrease in segment profit as a percentage of sales was primarily due to de-leveraging of costs over lower volumes.

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

Segment profit as a percentage of sales for the Fastening and Assembly Systems segment decreased from 15.8% in 2007 to 15.1% in 2008. The decrease in segment profit as a percentage of sales was principally attributable to commodity inflation as well as de-leveraging of fixed costs over a lower sales base.

OTHER SEGMENT-RELATED MATTERS

As indicated in the first table of Note 17 of Notes to Consolidated Financial Statements, segment profit (loss), associated with Corporate, Adjustments, and Eliminations (Corporate) was $(67.1) million, $(51.8) million, and $(106.2) million for the years ended December 31, 2009, 2008, and 2007, respectively. Corporate expenses for 2009 increased over the 2008 level primarily due to higher expenses associated with benefits and risk management, as well as higher pension expense.

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

Expense recognized by the Corporation in 2009, on a consolidated basis, relating to its pension and other postretirement benefits plans increased by approximately $4 million over the 2008 level. Expense recognized by the Corporation in 2008, on a consolidated basis, relating to its pension and other postretirement benefits plans decreased by approximately $24 million from the 2007 level. The Corporate adjustment to businesses’ postretirement benefit expense booked in consolidation, as identified in the second table included in Note 17 of Notes to Consolidated Financial Statements, was expense in 2009, 2008, and 2007 of $12.0 million, $3.6 million, and $19.9 million, respectively. The $8.4 million increase in that Corporate adjustment in 2009, as compared to 2008, resulted from the higher level of pension and other postretirement benefit expenses (excluding service costs allocated to the reportable business segments). The $16.3 million decrease in that Corporate adjustment in 2008, as compared to 2007, resulted from the lower level of pension and other postretirement benefit expenses (excluding service costs allocated to the reportable business segments). As more fully described in Note 17 of Notes to Consolidated Financial Statements, the only element of pension and other postretirement benefits expense included in the determination of segment profit of the Corporation’s reportable business segments is service costs.

Income (expenses) directly related to reportable business segments booked in consolidation, and, thus, excluded from segment profit for the reportable business segments, were $(.3) million, $(4.9) million, and $8.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. The $(.3) million of segment-related expenses excluded from segment profit in 2009 principally related to the Power Tools and Accessories and Hardware and Home Improvement segments. The $4.9 million of segment-related expenses excluded from segment profit in 2008 principally related to the Power Tools and Accessories segment, partially offset by the reversal of certain performance-based incentive expenses included in the allocation of Corporate expenses to each of the reportable business segments. The $8.3 million of segment-related income excluded from segment profit in 2007 principally related to the Power Tools and Accessories segment as well as to the reversal of certain performance-based incentive expenses included in the allocation of Corporate expenses to each of the reportable business segments.

As indicated in Note 17 of Notes to Consolidated Financial Statements, the determination of segment profit excludes restructuring and exit costs and, in 2009, pre-tax merger-related expenses of $58.8 million. Of the $11.9 million pre-tax restructuring charge recognized in 2009, $7.1 million, $1.7 million, and $3.1 million related to the Power Tools and Accessories, Hardware and Home Improvement and Fastening and Assembly Systems segments, respectively. Of the $54.7 million pre-tax restructuring charge recognized in 2008, $42.1 million, $6.1 million, and $6.0 million related to the Power Tools and Accessories, Hardware and Home Improvement and Fastening and Assembly Systems segments, respectively, and $.5 million related to corporate functions. Of the $19.0 million pre-tax restructuring charge recognized in 2007, $9.0 million and $10.0 million related to the Power Tools and Accessories and Hardware and Home Improvement segments, respectively.

Restructuring Actions

The Corporation is committed to continuous productivity improvement and continues to evaluate opportunities to reduce fixed costs, simplify or improve processes,

and eliminate excess capacity. A tabular summary of restructuring activity during the three years ended December 31, 2009, is included in Note 19 of Notes to Consolidated Financial Statements.

In 2009, the Corporation recognized $14.2 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly segments. The $14.2 million charge recognized in 2009 was offset, however, by the reversal of $1.8 million and $.5 million of severance and other accruals, respectively, established as part of previously provided restructuring reserves that were no longer required. The 2009 restructuring charge related to the elimination of direct and indirect manufacturing positions as well as selling, general, and administrative positions. A severance benefits accrual of $12.6 million was included in the restructuring charge, of which $8.9 million related to the Power Tools and Accessories segment, $2.3 million related to the Fastening and Assembly Systems segment, and $1.4 million related to the Hardware and Home Improvement segment. The severance benefits accrual included the elimination of approximately 1,500 positions, including approximately 1,200 manufacturing related positions. The restructuring charge also included a $.4 million write-down to fair value of certain long-lived assets for the Hardware and Home Improvement segment. In addition, the restructuring charge included charges of $.3 million and $.9 million related to the early termination of lease agreements by the Power Tools and Accessories segment and Fastening and Assembly Systems segment, respectively, necessitated by the restructuring actions.

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

In 2007, the Corporation recognized $19.0 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories and Hardware and Home Improvement segments. The 2007 restructuring charge reflected actions to reduce the Corporation’s manufacturing cost base as well as selling, general, and administrative expenses. The restructuring actions to reduce the Corporation’s manufacturing cost base in the Power Tools and Accessories segment included the closure of a manufacturing facility, with production from that facility either transferred to other facilities or outsourced from third-party suppliers. Actions to reduce the Corporation’s manufacturing cost base in the Hardware and Home Improvement segment primarily related to optimization of its North American finishing operations, including the transfer of most finishing operations to a single facility. The principal component of the 2007 restructuring charge related to the elimination of manufacturing and selling, general, and administrative positions. A severance benefits accrual of $14.8 million was recognized associated with the elimination of approximately 650 positions. The Corporation estimates that, as a result of increases in manufacturing employee headcount in other facilities, approximately 100 replacement positions were filled, yielding a net total of approximately 550 positions eliminated as a result of the 2007 restructuring actions. The restructuring and exit costs also include a $7.4 million write-down to fair value of certain long-lived assets of the Hardware and Home Improvement segment that had been idled and either sold or scrapped. The $19.0 million restructuring charge taken in 2007 was net of a $3.4 million gain, representing the excess of proceeds received on the sale of the manufacturing facility to be closed under the restructuring plan over its carrying value.

In addition to the recognition of restructuring and exit costs, the Corporation also recognized related expenses, incremental to the cost of the underlying restructuring actions, that do not qualify as restructuring or exit costs under accounting principles generally accepted in the United States (restructuring-related expenses). Those restructuring-related expenses included items – directly related to the underlying restructuring actions – that benefited on-going operations, such as costs associated with the transfer of equipment. Operating results included restructuring-related expenses of approximately $4 million for the years ended December 31, 2009 and December 31, 2008, respectively, and $5 million for the year ended December 31, 2007.

The Corporation realized benefits of approximately $76 million, $23 million, and $— million in 2009, 2008, and 2007, respectively, net of restructuring-related expenses. Those benefits resulted in a reduction in cost of goods sold of approximately $25 million and $5 million in 2009 and 2008, respectively, and a reduction in selling, general, and administrative expenses of approximately $51 million and $18 million in 2009 and 2008, respectively. The Corporation expects that pre-tax savings associated with the 2009, 2008, and 2007 restructuring actions will benefit 2010 results by approximately $37 million, net of restructuring-related expenses.

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

Assets and liabilities of subsidiaries located outside of the United States are translated at rates of exchange at the balance sheet date as more fully explained in Note 1 of Notes to Consolidated Financial Statements. The resulting translation adjustments are included in the accumulated other comprehensive income (loss) component of stockholders’ equity. During 2009 and 2008, translation adjustments, recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity, increased (decreased) stockholders’ equity by $88.4 million and $(172.1) million, respectively.

The materials used in the manufacturing of the Corporation’s products, which include certain components and raw materials, are subject to price volatility. These component parts and raw materials are principally subject to market risk associated with changes in the price of nickel, steel, resins, copper, aluminum, and zinc. The materials used in the various manufacturing processes are purchased on the open market, and the majority is available through multiple sources. While future movements in prices of raw materials and component parts are uncertain, the Corporation uses a variety of methods, including established supply arrangements, purchase of component parts and raw materials for future delivery, and supplier price commitments, to address this risk. In addition, the Corporation utilizes derivatives to manage its risk to changes in the prices of certain commodities. As of December 31, 2009, the amount outstanding under commodity hedges was not material.

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

In order to meet its goal of fixing or limiting interest costs, the Corporation maintains a portfolio of interest rate hedge instruments. The variable-rate-debt to total-debt ratio, after taking interest rate hedges into account, was 30% at December 31, 2009, as compared to 44% at December 31, 2008 and 2007. The reduction in the variable rate percentage in 2009 resulted from the Corporation’s issuance of $350.0 million of fixed rate debt in April 2009. At December 31, 2009, average debt maturity was 5.2 years, as compared to 6.0 years at December 31, 2008, and 6.2 years at December 31, 2007. At December 31, 2009 the average long-term debt maturity was 5.2 years, as compared to 6.3 years at December 31, 2008, and 8.0 years at December 31, 2007.

INTEREST RATE SENSITIVITY

The following table provides information as of December 31, 2009, about the Corporation’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related average interest rates by contractual maturity dates. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swaps. Weighted-average variable rates are generally based on the London Interbank Offered Rate (LIBOR) as of the reset dates. The cash flows of these instruments are denominated in a variety of currencies. Unless otherwise indicated, the information is presented in U.S. dollar equivalents, which is the Corporation’s reporting currency, as of December 31, 2009.

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(U.S. DOLLARS IN MILLIONS)	2010	2011	2012	2013	2014	THEREAFTER	TOTAL	FAIR VALUE (ASSETS)/ LIABILITIES
LIABILITIES
Short-term borrowings
Variable rate (U.S. dollars and other currencies)	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate
Long-term debt
Variable rate (U.S. dollars)	$—	$75.0	$100.0	$—	$—	$—	$175.0	$175.0
Average interest rate		1.37%	1.44%				1.41%
Fixed rate (U.S. dollars)	$—	$400.0	$—	$—	$650.0	$450.0	$1,500.0	$1,611.7
Average interest rate		7.13%			7.01%	6.18%	6.79%
INTEREST RATE DERIVATIVES
Fixed to Variable Rate Interest
Rate Swaps (U.S. dollars)	$—	$100.0	$—	$—	$200.0	$25.0	$325.0	$(26.6)
Average pay rate (a)
Average receive rate		4.87%			4.64%	5.97%	4.81%

(a)
The average pay rate for swaps in the notional principal amount of $125.0 million is based upon 3-month forward LIBOR (with swaps in the notional principal amounts of $100.0 million maturing in 2011 and $25.0 million maturing thereafter). The average pay rate for the remaining swap is based upon 6-month forward LIBOR.

FOREIGN CURRENCY EXCHANGE RATE SENSITIVITY

As discussed previously, the Corporation is exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2009, the Corporation has hedged a portion of its 2010 estimated foreign currency transactions using forward exchange contracts. The Corporation estimated the effect on 2010 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 15% strengthening in the value of the United States dollar. The Corporation estimated that this would have the effects of reducing gross profits for 2010 by approximately $42 million. The Corporation also estimated the effects on 2010 gross profits, based upon a recent estimate of foreign exchange exposures, of a uniform 15% weakening in the value of the United States dollar. A uniform 15% weakening in the value of the United States dollar would have the effect of increasing gross profits.

In addition to their direct effects, changes in exchange rates also affect sales volumes and foreign currency sales prices as competitors’ products become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates previously described does not reflect a potential change in sales levels or local currency prices nor does it reflect higher exchange rates, as compared to those experienced during 2009, inherent in the foreign exchange hedging portfolio at December 31, 2009.

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

The Corporation believes that, of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies. The discussions of the Corporation’s critical accounting policies that follow relate to the Corporation on a stand-alone basis and are not reflective of the impact of the proposed merger with The Stanley Works.

As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Corporation performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $1,230.0 million at December 31, 2009. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

The Corporation assesses the fair value of its reporting units for its goodwill impairment tests based upon a discounted cash flow methodology. The identification of reporting units begins at the operating segment level – in the Corporation’s case, the Power Tools and Accessories segment, the Hardware and Home Improvement segment, and the Fastening and Assembly Systems segment – and considers whether operating components one level below the segment level should be identified as reporting units for purposes of goodwill impairment tests if certain conditions exists. These conditions include, among other factors, (i) the extent to which an operating component represents a business (that is, the operating component contains all of the inputs and processes necessary for it to continue to conduct normal operations if transferred from the segment) and (ii) the disaggregation of economically dissimilar operating components within a segment. The Corporation has determined that its reporting units, for purposes of its goodwill impairment tests, represent its operating segments, except with respect to its Hardware and Home Improvement segment for which its reporting units are the plumbing products and security hardware businesses. Goodwill is allocated to each reporting unit at the time of a business acquisition and is adjusted upon finalization of the purchase price of an acquisition. The Corporation did not make any material change in the accounting methodology used to evaluate goodwill impairment during 2009.

The discounted cash flow methodology utilized by the Corporation in estimating the fair value of its reporting units for purposes of its goodwill impairment testing requires various judgmental assumptions about sales, operating margins, growth rates, discount rates, and working capital requirements. In determining those judgmental assumptions, the Corporation considers a variety of data, including – for each reporting unit – its annual budget for the upcoming year (which forms the basis of certain annual incentive targets for reporting unit management), its longer-term business plan, economic projections, anticipated future cash flows, and market data. Assumptions are also made for varying perpetual growth rates for periods beyond the longer-term business plan period. When estimating the fair value of its reporting units in the fourth quarter of 2009, the Corporation assumed operating margins in years 2010 and beyond in excess of the margins realized in 2009 based upon its belief that recovery from the global economic crisis will permit a return to more normalized sales levels and operating margins for its reporting units. The key assumptions used to estimate the fair value of the Corporation’s reporting units at the time of its fourth quarter 2009 goodwill impairment test included: (i) an average sales growth assumption of approximately 3% per annum; (ii) annual operating margins ranging from approximately 8% to 15%; and (iii) a discount rate of 9.7%, which was determined based upon a market-based weighted average cost of capital.

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

If the carrying amounts of the Corporation’s reporting units (including recorded goodwill) exceed their respective fair values, determined through the discounted cash flow methodology described above, goodwill impairment may be present. In such an instance, the Corporation would measure the goodwill impairment loss, if any, based upon the fair value of the underlying assets and liabilities of the impacted reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

The Corporation could be required to evaluate the recoverability of goodwill prior to the next annual assessment if it experiences unexpected significant declines in operating results (including those associated with a more severe or prolonged global economic crisis or other business disruptions than currently assumed), a material negative change in its relationships with significant customers, or divestitures of significant components of the Corporation’s businesses. However, based upon the Corporation’s goodwill impairment analysis conducted in the fourth quarter of 2009, a hypothetical reduction in the fair value of its reporting units by a specified percentage, ranging from approximately 12% for one reporting unit to between approximately 30% to 70% for the Corporation’s other reporting units, would not have resulted in a situation in which the carrying value of the respective reporting unit exceeded that reduced fair value.

Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Corporation considers current market conditions, including interest rates, in making these assumptions. The Corporation develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Corporation’s discount rate for United States defined benefit pension plans was 5.75% and 6.75% at December 31, 2009 and 2008, respectively. As discussed further in Note 13 of Notes to Consolidated Financial Statements, the Corporation develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Corporation’s expected long-term rate of return assumption for United States defined benefit plans for 2009 and 2010 was 8.25%.

The Corporation believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Corporation’s financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the market-related value of assets. The Corporation’s aggregate market-related value of assets exceeded the fair value of plan assets by approximately $210 million as of December 31, 2009. Differences between assumed and actual returns are amortized to the market-related value on a straight-line basis over a five-year period. Also, gains and losses resulting from changes in assumptions and from differences between assumptions and actual experience (except those differences being amortized to the market-related value of assets) are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed ten percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Corporation expects that its pension and other postretirement benefit costs in 2010 will increase over the 2009 level by approximately $20 million.

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

As more fully disclosed in Notes 1 and 12 of Notes to Consolidated Financial Statements, on January 1, 2007, the Corporation adopted a new accounting standard for uncertainty in income taxes. The Corporation considers many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements.

Impact of New Accounting Standards

As more fully disclosed in Notes 1 and 11 of Notes to Consolidated Financial Statements, effective January 1, 2008, the Corporation adopted a new accounting standard for measuring the fair value of financial assets and financial liabilities. The Corporation adopted the fair value measurement and disclosure requirements for non-financial assets and liabilities as of January 1, 2009. That adoption did not have a material impact on the Corporation’s financial position or results of operations.

Effective January 1, 2009, the Corporation adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative and hedging activities, without a change to existing standards relative to measurement and recognition. That adoption did not have any effect on the Corporation’s financial position or results of operations. The Corporation’s disclosure about its derivative and hedging activities are included in Note 1 and 10 of Notes to Consolidated Financial Statements.

Effective January 1, 2009, the Corporation adopted a new accounting standard that clarifies whether instruments granted in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. See Note 15 of Notes to Consolidated Financial Statements for application of the two-class method to the Corporation’s stock-based plans. The new accounting standard required that all prior-period earnings per share presented be adjusted retrospectively. Accordingly, basic earnings per share for the year ended December 31, 2008 and 2007, have been adjusted to $4.83 and $7.96, respectively, from $4.91 and $8.06, respectively. Diluted earnings per share for the year ended December 31, 2008 and 2007, have been adjusted to $4.77 and $7.78, respectively, from $4.82 and $7.85, respectively.

Effective December 31, 2009, the Corporation adopted a new accounting standard that provides enhanced disclosures about plan assets of a defined benefit pension and other postretirement plan including (i) investment policies and strategies, (ii) major categories of plan assets, (iii) the valuation techniques used to measure the fair value of plan assets, including the effect of significant unobservable inputs on changes in plan assets, and (iv) significant concentrations within plan assets. The Corporation’s disclosure about postretirement benefits is included in Note 13 of Notes to Consolidated Financial Statements.

Financial Condition

Introduction: The following summarizes the Corporation’s cash flows for each of the three years ended December 31, 2009 (in millions of dollars).

	2009	2008	2007
Cash flow from operating activities	$485.6	$425.4	$725.9
Cash flow from investing activities	96.5	(61.4)	(149.8)
Cash flow from financing activities	210.6	(317.0)	(568.2)
Effect of exchange rate changes on cash	12.7	(23.9)	13.5
Increase in cash and cash equivalents	$805.4	$23.1	$21.4
Cash and cash equivalents at end of year	$1,083.2	$277.8	$254.7

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

The Corporation will continue to have cash requirements to support seasonal working capital needs, capital expenditures, and dividends to stockholders, to pay interest, and to service debt. At December 31, 2009, the Corporation had $1,083.2 million of cash and cash equivalents. Most of the Corporation’s cash is held by its subsidiaries. The Corporation’s overall cash position reflects its business results and a global cash management strategy that takes into account liquidity management, economic factors, the statutes, regulations and practices in jurisdictions where the Corporation has operations, and tax considerations. At December 31, 2009, the Corporation had approximately $1.0 billion of borrowings available under its $1.0 billion unsecured revolving credit facility that expires in December 2012. If necessary, that facility serves as a backstop to the Corporation’s uncommitted commercial paper borrowings. In order to meet its cash requirements, the Corporation intends to use its existing cash, cash equivalents, and internally generated funds, and to borrow under its commercial paper program, existing unsecured revolving credit facility or under short-term borrowing facilities. The Corporation believes that – absent events or payments which would only be triggered upon consummation of the proposed merger with The Stanley Works – cash provided from these sources will be adequate to meet its cash requirements over the next 12 months.

Cash inflows and outflows related to the Corporation’s currency hedging activities are classified in the cash flow statement under operating activities or investing activities based upon the nature of the hedge. Cash flows related to hedges of the Corporation’s foreign currency denominated assets, liabilities, and forecasted transactions are classified as operating activities, and cash flows related to hedges of the Corporation’s net investment in foreign subsidiaries are classified as investing activities. Due to the rapid strengthening of the U.S. dollar in late 2008, the Corporation experienced much larger gains and losses on these hedges in 2009 than in 2008 or 2007. The cash outflows associated with currency hedges whose cash flows are classified within operating activities reduced cash flows from operating activities by approximately $30 million over the 2008 level to approximately $95 million for the year ended December 31, 2009. However, that $30 million reduction was more than offset by an increase of approximately $115 million over the 2008 level in net cash inflows associated with hedges of the Corporation’s net investment in foreign subsidiaries, which are classified within cash flows from investing activities, to $157.8 million for the year ended December 31, 2009.

Net cash generation, defined by the Corporation as cash flow from operating activities less capital expenditures, plus proceeds from the sale of assets and cash flow from net investment hedging activities, increased to $583.5 million in 2009 from $389.7 million in 2008 as higher cash provided from operating activities was augmented by an increase of $115.1 million in net cash inflow from net investment hedging activities. The computation of net cash generation for the years ended December 31, 2009 and 2008, follows (in millions of dollars):

	2009	2008
Cash flow from operating activities	$485.6	$425.4
Capital expenditures	(63.1)	(98.8)
Proceeds from disposals of assets	3.2	20.4
Free cash flow	425.7	347.0
Cash inflow from net investment hedging activities	196.0	72.4
Cash outflow from net investment hedging activities	(38.2)	(29.7)
Net cash generation	$583.5	$389.7

Cash Flow from Operating Activities: Operating activities provided cash of $485.6 million for the year ended December 31, 2009, as compared to $425.4 million for the year ended December 31, 2008. The increase in cash provided by operating activities in 2009 was primarily due to higher cash provided by working capital partially offset by lower net earnings as well as an increase in cash outflows associated with foreign currency hedges. The higher level of cash generated from working capital in 2009, as compared to 2008, was primarily due to lower inventory levels.

As part of its capital management, the Corporation reviews certain working capital metrics. For example, the Corporation evaluates its trade receivables and inventory levels through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2009, decreased from the level as of December 31, 2008. Average inventory turns as of December 31, 2009, improved slightly, as compared to the inventory turns as of December 31, 2008.

The Corporation sponsors pension and postretirement benefit plans. The Corporation’s cash funding of these plans was approximately $31 million, $36 million, and $34 million for the years ended December 31, 2009, 2008, and 2007, respectively. Cash contribution requirements for these plans are either based upon the applicable regulation for each country (principally the U.S. and United Kingdom) or are funded on a pay-as-you-go basis. The Corporation expects that its cash funding of its pension and postretirement benefit plans will approximate $75 million to $80 million in 2010. The increase in cash funding is principally attributable to the Corporation’s qualified pension plans in the U.S. Cash contributions for the Corporation’s qualified pension plans in the U.S. are governed by the Pension Protection Act of 2006 (PPA). Contribution requirements under the PPA are generally based upon the funded status of the plan (determined by comparing plan assets to the actuarially determined plan obligations). These contribution requirements could also continue or increase in years subsequent to 2010 unless there is an improvement in the funded status of the Corporation’s qualified pension plans.

Cash Flow from Investing Activities: Investing activities provided cash of $96.5 million for the year ended December 31, 2009, as compared to a use a of cash of $61.4 million for the year ended December 31, 2008. Hedging activities – associated with the Corporation’s net investment hedging activities – resulted in a net cash inflow of $157.8 million in 2009, as compared to a net cash inflow of $42.7 million in 2008, due to the effects of the strengthening U.S. dollar during 2009 and 2008. Capital expenditures decreased by $35.7 million from the 2008 level to $63.1 million in 2009. The Corporation anticipates that its capital spending in 2010 will approximate $90 million. Cash used by investing activities in 2008 included the purchase of Spiralock for $24.1 million, net of cash acquired. The ongoing costs of compliance with existing environmental laws and regulations have not had, and are not expected to have, a material adverse effect on the Corporation’s capital expenditures or financial position.

Cash Flow from Financing Activities: Financing activities provided cash of $210.6 million for the year ended December 31, 2009, as compared to a use of cash of $317.0 million for the year ended December 31, 2008. In April 2009, the Corporation issued $350.0 million of 8.95% senior notes due 2014. The Corporation utilized the proceeds of $343.1 million (net of issuance costs of $2.7 million and debt discount) from the issuance of those senior notes to repay short-term borrowings that were outstanding at the time. Sources of cash from financing activities in 2009 also included $62.6 million of proceeds received upon the issuance of common stock, including certain related income tax benefits, under stock-based compensation plans. Cash used for financing activities in 2009 included a net decrease in short-term borrowings of $84.3 million, payments on long-term debt of $50.1 million, and dividend payments of $47.3 million. Cash used to pay dividends was $47.3 million for 2009, as compared to $101.8 million in 2008, a decrease of $54.5 million. Dividend payments, on a per share basis, for the year ended December 31, 2009 were $.78, as compared to $1.68 in 2008. In April 2009, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $.12 per share on the Corporation’s outstanding stock payable during the second quarter of 2009, a 71% decrease from the $.42 quarterly dividend paid by the Corporation since the first quarter of 2007. Future dividends will depend on the Corporation’s earnings, financial condition, and other factors. Under the terms of the definitive merger agreement to create Stanley Black & Decker, absent the consent of The Stanley Works, the Corporation has agreed to limit its regular quarterly cash dividend to $.12 per share. During the year ended December 31, 2009, the Corporation purchased 247,198 shares of its common stock from employees to satisfy withholding tax requirements upon the vesting of restricted stock at an aggregate cost of $13.4 million.

Sources of cash from financing activities for 2008, primarily included proceeds from long-term debt of $224.7 million (net of issuance costs of $.3 million). Cash used for financing activities for 2008, included a net decrease in short-term borrowings of $246.0 million and dividend payments of $101.8 million. During the year ended December 31, 2008, the Corporation purchased 3,136,644 shares of its common stock at an aggregate cost of $202.3 million.

At December 31, 2009, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3,777,145 shares of its common stock. Under the terms of the definitive merger agreement to create Stanley Black & Decker, absent the consent of The Stanley Works, the Corporation has agreed not to repurchase any shares of its common stock pending consummation of the merger.

Credit Rating: The Corporation’s credit ratings are reviewed periodically by major debt rating agencies including Moody’s Investors Service, Standard & Poor’s, and Fitch Ratings. The Corporation’s credit ratings and outlook from each of the credit rating agencies as of December 31, 2009, follow:

	LONG-TERM DEBT	SHORT-TERM DEBT	OUTLOOK
Moody’s Investors Service	Baa3	P3	Upgrade
Standard & Poor’s	BBB	A3	Upgrade
Fitch Ratings	BBB	F2	Upgrade

The credit rating agencies consider many factors when assigning their ratings, such as the global economic environment and their possible impact on the Corporation’s financial performance, including certain financial metrics utilized by the credit rating agencies in determining the Corporation’s credit rating. Accordingly, it is possible that the credit rating agencies could reduce the Corporation’s credit ratings from their current level. This could significantly influence the interest rate of any of the Corporation’s future financing.

The Corporation’s ability to maintain its commercial paper program is principally a function of its short-term debt credit rating. As a result of the reduction in the Corporation’s short-term credit ratings that occurred during the first quarter of 2009, the Corporation’s ability to access commercial paper borrowings has been substantially reduced. As a result, the Corporation has utilized its $1.0 billion unsecured credit facility during 2009. No amounts were outstanding under this credit facility as of December 31, 2009. Borrowings under this credit facility are at interest rates that may vary based upon the rating of its long-term debt. The Corporation’s current borrowing rates under its credit facility may be set at either Citibank’s prime rate or at LIBOR plus .30%. The spread above LIBOR could increase by a maximum amount of .30% based upon reductions in the Corporation’s credit rating. The Corporation expects to utilize borrowings under its commercial paper program and $1.0 billion unsecured credit facility to fund its short-term borrowing requirements.

Contractual Obligations: The following table provides a summary of the Corporation’s contractual obligations by due date (in millions of dollars). The Corporation’s short-term borrowings, long-term debt, and lease commitments are more fully described in Notes 8, 9, and 18 of Notes to Consolidated Financial Statements.

	PAYMENTS DUE BY PERIOD
	LESS THAN 1 YEAR	1 TO 3 YEARS	3 TO 5 YEARS	AFTER 5 YEARS	TOTAL
Short-term borrowings (a) (b) (c)	$—	$—	$—	$—	$—
Long-term debt (c)	104.4	736.8	772.2	625.1	2,238.5
Operating leases	65.6	83.6	34.6	12.1	195.9
Purchase obligations (d)	319.1	3.5	.5	.2	323.3
Total contractual cash obligations (e) (f)	$489.1	$823.9	$807.3	$637.4	$2,757.7

(a)
As more fully described in Note 8 of Notes to Consolidated Financial Statements, the Corporation has a $1.0 billion commercial paper program as well as a supporting $1.0 billion credit facility that matures in December 2012. At December 31, 2009, there were no amounts outstanding under the commercial paper program or other short-term borrowing arrangements. The Corporation’s average borrowing outstanding under these facilities during 2009 was $167.0 million.

(b)
As described in Note 8 of Notes to Consolidated Financial Statements, the Corporation has uncommitted lines of credit of approximately $250 million at December 31, 2009. These uncommitted lines of credit do not have termination dates and are reviewed periodically.

(c)
Payments due by period include contractually required interest payments. Contractually required interest payments on variable rate long-term debt presented is based upon variable borrowing rates at December 31, 2009.

(d)
The Corporation enters into contractual arrangements that result in its obligation to make future payments, including purchase obligations. The Corporation enters into these arrangements in the ordinary course of business in order to ensure adequate levels of inventories, machinery and equipment, or services. Purchase obligations primarily consist of inventory purchase commitments, including raw materials, components, and sourced products, and arrangements for other services.

(e)
The Corporation anticipates that funding of its pension and postretirement benefit plans in 2010 will approximate $75 million to $80 million. That amount principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. The Corporation has not presented estimated pension and postretirement funding in the table above as the funding can vary from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

(f)
As more fully disclosed in Note 12 of Notes to the Consolidated Financial Statements, at December 31, 2009, the Corporation has recognized $291.8 million of liabilities for unrecognized tax benefits of which $31.5 million related to interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of December 31, 2009, the Corporation classified $48.0 million of its liabilities for unrecognized tax benefits as a current liability. While the Corporation cannot reasonably predict the timing of the cash flows, if any, associated with its liabilities for unrecognized tax benefits, it believes that such cash flows would principally occur within the next five years.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statement of Earnings
– years ended December 31, 2009, 2008,
and 2007.

Consolidated Balance Sheet
– December 31, 2009 and 2008.

Consolidated Statement of Stockholders’ Equity
– years ended December 31, 2009, 2008,
and 2007.

Consolidated Statement of Cash Flows
– years ended December 31, 2009, 2008,
and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public
Accounting Firm on Consolidated
Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,	2009	2008	2007
SALES	$4,775.1	$6,086.1	$6,563.2
Cost of goods sold	3,188.6	4,087.7	4,336.2
Selling, general, and administrative expenses	1,266.4	1,521.6	1,625.8
Merger-related expenses	58.8	—	—
Restructuring and exit costs	11.9	54.7	19.0
OPERATING INCOME	249.4	422.1	582.2
Interest expense (net of interest income of $7.9 for 2009, $38.4 for 2008, and $19.8 for 2007)	83.8	62.4	82.3
Other (income) expense	(4.8)	(5.0)	2.3
EARNINGS BEFORE INCOME TAXES	170.4	364.7	497.6
Income taxes (benefit)	37.9	71.1	(20.5)
NET EARNINGS	$132.5	$293.6	$518.1
NET EARNINGS PER COMMON SHARE – BASIC	$2.18	$4.83	$7.96
NET EARNINGS PER COMMON SHARE – ASSUMING DILUTION	$2.17	$4.77	$7.78

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

DECEMBER 31,	2009	2008
ASSETS
Cash and cash equivalents	$1,083.2	$277.8
Trade receivables, less allowances of $45.8 for 2009 and $39.1 for 2008	832.8	924.6
Inventories	777.1	1,024.2
Other current assets	308.8	377.0
TOTAL CURRENT ASSETS	3,001.9	2,603.6
PROPERTY, PLANT, AND EQUIPMENT	473.4	527.9
GOODWILL	1,230.0	1,223.2
OTHER ASSETS	789.9	828.6
	$5,495.2	$5,183.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$83.3
Current maturities of long-term debt	—	.1
Trade accounts payable	403.2	453.1
Other current liabilities	792.7	947.4
TOTAL CURRENT LIABILITIES	1,195.9	1,483.9
LONG-TERM DEBT	1,715.0	1,444.7
POSTRESTIREMENT BENEFITS	760.4	669.4
OTHER LONG-TERM LIABILITIES	524.8	460.5
STOCKHOLDERS’ EQUITY
Common stock (outstanding: December 31, 2009 – 61,645,196 shares; December 31, 2008 – 60,092,726 shares)	30.8	30.0
Capital in excess of par value	119.1	14.3
Retained earnings	1,622.0	1,536.8
Accumulated other comprehensive income (loss)	(472.8)	(456.3)
TOTAL STOCKHOLDERS’ EQUITY	1,299.1	1,124.8
	$5,495.2	$5,183.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

OUTSTANDING COMMON SHARES		PAR VALUE	CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS’ EQUITY
BALANCE AT DECEMBER 31, 2006	66,734,843	$33.4	$—	$1,473.0	$(342.8)	$1,163.6
Comprehensive income (loss):
Net earnings	—	—	—	518.1	—	518.1
Net loss on derivative instruments (net of tax)	—	—	—	—	(25.4)	(25.4)
Minimum pension liability adjustment (net of tax)	—	—	—	—	161.0	161.0
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	83.2	83.2
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	25.7	25.7
Comprehensive income	—	—	—	518.1	244.5	762.6
Cumulative effect of adopting the new accounting standard relating to uncertain tax positions	—	—	—	(7.3)	—	(7.3)
Cash dividends on common stock ($1.68 per share)	—	—	—	(108.6)	—	(108.6)
Common stock issued under stock-based plans (net of forfeitures)	1,666,123	.8	109.0	—	—	109.8
Purchase and retirement of common stock	(5,477,243)	(2.7)	(82.0)	(376.7)	—	(461.4)
BALANCE AT DECEMBER 31, 2007	62,923,723	31.5	27.0	1,498.5	(98.3)	1,458.7
Comprehensive income (loss):
Net earnings	—	—	—	293.6	—	293.6
Net gain on derivative instruments (net of tax)	—	—	—	—	83.5	83.5
Minimum pension liability adjustment (net of tax)	—	—	—	—	(284.2)	(284.2)
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	(172.1)	(172.1)
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	14.8	14.8
Comprehensive income (loss)	—	—	—	293.6	(358.0)	(64.4)
Adoption of new accounting standard requiring a year-end measurement date for defined benefit pension and other postretirement benefit plans (net of tax)	—	—	—	(5.1)	—	(5.1)
Cash dividends on common stock ($1.68 per share)	—	—	—	(101.8)	—	(101.8)
Common stock issued under stock-based plans (net of forfeitures)	305,647	.1	39.6	—	—	39.7
Purchase and retirement of common stock	(3,136,644)	(1.6)	(52.3)	(148.4)	—	(202.3)
BALANCE AT DECEMBER 31, 2008	60,092,726	30.0	14.3	1,536.8	(456.3)	1,124.8
Comprehensive income (loss):
Net earnings	—	—	—	132.5	—	132.5
Net loss on derivative instruments (net of tax)	—	—	—	—	(53.4)	(53.4)
Minimum pension liability adjustment (net of tax)	—	—	—	—	(66.8)	(66.8)
Foreign currency translation adjustments, less effect of hedging activities (net of tax)	—	—	—	—	88.4	88.4
Amortization of actuarial losses and prior service cost (net of tax)	—	—	—	—	15.3	15.3
Comprehensive income (loss)	—	—	—	132.5	(16.5)	116.0
Cash dividends on common stock ($.78 per share)	—	—	—	(47.3)	—	(47.3)
Common stock issued under stock-based plans (net of forfeitures)	1,799,668	.9	118.1	—	—	119.0
Purchase and retirement of common stock	(247,198)	(.1)	(13.3)	—	—	(13.4)
BALANCE AT DECEMBER 31, 2009	61,645,196	$30.8	$119.1	$1,622.0	$(472.8)	$1,299.1

See Notes to Consolidated Financial Statements.

36 & 37

CONSOLIDATED STATEMENT OF CASH FLOWS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES
(MILLIONS OF DOLLARS)

YEAR ENDED DECEMBER 31,	2009	2008	2007
OPERATING ACTIVITIES
Net earnings	$132.5	$293.6	$518.1
Adjustments to reconcile net earnings to cash flow from operating activities:
Non-cash charges and credits:
Depreciation and amortization	128.0	136.6	143.4
Stock-based compensation	69.8	29.1	25.9
Amortization of actuarial losses and prior service costs	15.3	14.8	25.7
Settlement of income tax litigation	—	—	(153.4)
Restructuring and exit costs	11.9	54.7	19.0
Other	(7.5)	.3	.5
Changes in selected working capital items (net of effects of businesses acquired):
Trade receivables	127.2	132.5	99.4
Inventories	273.3	67.9	(32.0)
Trade accounts payable	(53.1)	(47.9)	32.6
Other current liabilities	(102.2)	(141.8)	33.3
Restructuring spending	(39.8)	(25.3)	(1.0)
Other assets and liabilities	(69.8)	(89.1)	14.4
CASH FLOW FROM OPERATING ACTIVITIES	485.6	425.4	725.9
INVESTING ACTIVITIES
Capital expenditures	(63.1)	(98.8)	(116.4)
Proceeds from disposal of assets	3.2	20.4	13.0
Purchase of businesses, net of cash acquired	—	(25.7)	—
Cash outflow associated with purchase of previously acquired business	(1.4)	—	—
Cash inflow from hedging activities	196.0	72.4	2.0
Cash outflow from hedging activities	(38.2)	(29.7)	(47.4)
Other investing activities, net	—	—	(1.0)
CASH FLOW FROM INVESTING ACTIVITIES	96.5	(61.4)	(149.8)
FINANCING ACTIVITIES
Net (decrease) increase in short-term borrowings	(84.3)	(246.0)	68.8
Proceeds from issuance of long-term debt (net of debt issue costs of $2.7 for 2009 and $.3 for 2008)	343.1	224.7	—
Payments on long-term debt	(50.1)	(.2)	(150.3)
Purchase of common stock	(13.4)	(202.3)	(461.4)
Issuance of common stock	62.6	8.6	83.3
Cash dividends	(47.3)	(101.8)	(108.6)
CASH FLOW FROM FINANCING ACTIVITIES	210.6	(317.0)	(568.2)
Effect of exchange rate changes on cash	12.7	(23.9)	13.5
INCREASE IN CASH AND CASH EQUIVALENTS	805.4	23.1	21.4
Cash and cash equivalents at beginning of year	277.8	254.7	233.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,083.2	$277.8	$254.7

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE BLACK & DECKER CORPORATION AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and its subsidiaries. Intercompany transactions have been eliminated.

Reclassifications: Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2009.

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

Concentration of Credit: The Corporation sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk other than with two major customers. As of December 31, 2009, approximately 27% of the Corporation’s trade receivables were due from two large home improvement retailers.

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

The Corporation assesses the fair value of its reporting units for its goodwill impairment tests based upon a discounted cash flow methodology. The identification of reporting units begins at the operating segment level – in the Corporation’s case, the Power Tools and Accessories segment, the Hardware and Home Improvement segment, and the Fastening and Assembly Systems segment – and considers whether operating components one level below the segment level should be identified as reporting units for purposes of goodwill impairment tests if certain conditions exists. The conditions include, among other factors, (i) the extent to which an operating component represents a business (that is, the operating component contains all of the inputs and processes necessary for it to continue to conduct normal operations if transferred from the segment) and (ii) the disaggregation of economically dissimilar operating components within a segment. The Corporation has determined that its reporting units, for purposes of its goodwill impairment tests, represent its operating segments, except with respect to its Hardware and Home Improvement segment for which its reporting units are the plumbing products and security hardware businesses. Goodwill is allocated to each reporting unit at the time of a business acquisition and is adjusted upon finalization of the purchase price of an acquisition.

The discounted cash flow methodology utilized by the Corporation to assess the fair value of its reporting units for its goodwill impairment tests is based upon estimated future cash flows – which are based upon historical results and current projections – and are discounted at a rate corresponding to a market rate. If the carrying amount of the reporting unit exceeds the estimated fair value determined through that discounted cash flow methodology, goodwill impairment may be present. The Corporation would measure the goodwill impairment loss based upon the fair value of the reporting unit, including any unrecognized intangible assets, and estimate the implied fair value of goodwill. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill exceeded the implied fair value of goodwill.

The Corporation performed its annual impairment test in the fourth quarters of 2009, 2008, and 2007. No impairment was present upon performing these impairment tests. The Corporation cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Corporation’s customer base, or a material negative change in its relationships with significant customers.

Product Development Costs: Costs associated with the development of new products and changes to existing products are charged to operations as incurred. Product development costs were $127.8 million in 2009, $146.0 million in 2008, and $150.9 million in 2007.

Shipping and Handling Costs: Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general, and administrative expenses are shipping and handling costs of $240.0 million in 2009, $315.1 million in 2008, and $340.6 million in 2007. Freight charged to customers is recorded as revenue.

Advertising and Promotion: Advertising and promotion expense, which is expensed as incurred, was $114.9 million in 2009, $162.6 million in 2008, and $199.2 million in 2007.

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

Stock-Based Compensation: The Corporation recognizes stock-based compensation expense – the cost of employee services in exchange for awards of equity instruments – based on the grant-date fair value of those awards. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. Stock-based compensation expense is reflected in the Consolidated Statement of Earnings in selling, general, and administrative expenses. The fair value of stock options is determined using the Black-Scholes option valuation model, which incorporates assumptions surrounding expected volatility, dividend yield, the risk-free interest rate, expected option life, and the exercise price compared to the stock price on the grant date. The volatility assumptions utilized in determining the fair value of stock options granted after 2005, are based upon the average of historical and implied volatility. The volatility assumptions utilized in determining the fair value of stock options granted before 2005, are based upon historical volatility. The Corporation determined the estimated expected life of options based on a weighted average of the average period of time from grant date to exercise date, the average period of time from grant date to cancellation date after vesting, and the mid-point of time to expiration for outstanding vested options. The Corporation determines the fair value of the Corporation’s restricted stock and restricted stock units based on the fair value of its common stock at the date of grant.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements are classified as financing cash flows.

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

The Corporation recognizes the overfunded or underfunded status of its defined benefit postretirement plans as an asset or a liability in the balance sheet, with changes in the funded status recorded through comprehensive income in the year in which those changes occur.

Effective December 31, 2008, the Corporation adopted a new accounting standard that requires the funded status be measured as of an entity’s year-end balance sheet date rather than as of an earlier date as previously permitted. Prior to December 31, 2008, the Corporation used a measurement date of September 30 for the majority of its defined benefit pension and postretirement plans. Effective December 31, 2008, the Corporation uses a measurement date of December 31 for its defined benefit pension and postretirement plans. The adoption of the year-end measurement date requirement of as of December 31, 2008, resulted in a charge to retained earnings of $5.1 million, an increase in deferred tax assets of $.7 million, an increase in pension assets of $.6 million, an increase in pension liabilities of $3.2 million, and an increase in accumulated other comprehensive income of $3.2 million.

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

Derivative Financial Instruments: The Corporation is exposed to certain market risks arising from its business operations. With products and services marketed in over 100 countries and with manufacturing sites in 12 countries, the Corporation is exposed to risks arising from changes in foreign currency rates. Also, the materials used in the manufacturing of the Corporation’s products, which include certain components and raw materials, are subject to price volatility. These component parts and raw materials are principally subject to market risk associated with changes in the price of nickel, steel, resins, copper, aluminum, and zinc. The Corporation is also exposed to market risks associated with changes in interest rates. The primary risks managed by derivative instruments are foreign currency exchange risk, commodity price risk, and interest rate risk. The Corporation also manages each of these risks using methods other than derivative instruments. The Corporation does not utilize derivatives that contain leverage features.

Derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheet at fair value. On the date on which the Corporation enters into a derivative, the derivative is generally designated as a hedge of the identified exposure. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Corporation specifically identifies the asset, liability, firm commitment, forecasted transaction, or net investment that has been designated as the hedged item and states how the hedging instrument is expected to reduce the risks related to the hedged item. The Corporation measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. The Corporation enters into certain derivatives that are not designated as a hedge of the identified exposures; however, these derivatives are believed to be hedges of the underlying economic exposure.

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

Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange risk associated with forecasted sale or purchase of product manufactured in a currency different than that of the selling subsidiary. The objective of the hedges is to reduce the variability of cash flows associated with the receipt or payment of those foreign currency risks. When the functional currency of the selling subsidiary weakens against the exposed currency, the increase in the present value of the future foreign currency cash flow associated with the purchase of product is offset by gains in the fair value of the forward contract designated as hedged. Conversely, when the functional currency of the selling subsidiary strengthens against the exposed currency, the decrease in the present value of the future foreign currency cash flow associated with the purchase of product is offset by losses in the fair value of the forward contract designated as hedged. The Corporation may also manage this foreign currency exchange risk through the use of options. No options to buy or sell currencies were outstanding at December 31, 2009.

The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2009 and 2008, in millions of dollars, which were entered into to hedge forecasted purchases, including details by major currency as of December 31, 2009. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amounts represent the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2009	BUY	SELL
United States dollar	$243.9	$(6.9)
Pound sterling	—	(35.1)
Euro	60.6	(163.5)
Canadian dollar	—	(77.3)
Australian dollar	—	(13.3)
Czech koruna	14.9	—
Swedish krona	—	(13.2)
Norwegian krone	—	(8.1)
Other	7.4	(12.7)
Total	$326.8	$(330.1)

AS OF DECEMBER 31, 2008
Total	$583.2	$(518.3)

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

The following table summarizes the contractual amounts of forward exchange contracts as of December 31, 2009 and 2008, in millions of dollars, which were entered into to hedge foreign currency denominated assets, liabilities, and firm commitments, including details by major currency as of December 31, 2009. Foreign currency amounts were translated at current rates as of the reporting date. The “Buy” amounts represent the United States dollar equivalent of commitments to purchase currencies, and the “Sell” amounts represent the United States dollar equivalent of commitments to sell currencies.

AS OF DECEMBER 31, 2009	BUY	SELL
United States dollar	$1,425.1	$(2,863.8)
Pound sterling	1,838.4	(537.7)
Euro	1,009.9	(750.2)
Canadian dollar	22.9	(64.5)
Czech koruna	—	(5.1)
Japanese yen	—	(31.4)
Swedish krona	95.0	(73.7)
New Zealand dollar	22.5	(11.2)
Swiss franc	1.2	(16.9)
Norwegian krone	—	(4.4)
Danish krone	.8	(34.3)
Other	5.6	(25.1)
Total	$4,421.4	$(4,418.3)

AS OF DECEMBER 31, 2008
Total	$2,261.4	$(2,434.2)

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

AS OF DECEMBER 31,	2009	2008
Zinc	7.3	13.7
Copper	1.6	3.3

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

As of December 31, 2009 and 2008, the total notional amount of the Corporation’s portfolio of fixed-to-variable interest rate swap instruments was $325.0 million, respectively.

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

As of December 31, 2009 and 2008, the total notional amount of the Corporation’s net investment hedges consisted of contracts to sell the British Pound Sterling in the amount of £753.2 million and £383.8 million, respectively.

Other Hedging Strategy. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The notional amounts of derivative instruments not designated as hedging instruments at December 31, 2009 and 2008, were not material.

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

Fair Value Measurements: Effective January 1, 2008, the Corporation adopted a new accounting standard that defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. This standard clarified how to measure fair value as permitted under other accounting pronouncements but did not require any new fair value measurements. In February 2008, the FASB adopted a one-year deferral of the fair value measurement and disclosure requirements for non-financial assets and liabilities, except for those that are recognized and disclosed at fair value in the financial statements on at least an annual basis.

The Corporation adopted the fair value measurement and disclosure requirements for measuring financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in the financial statements on at least an annual basis as of January 1, 2008. The Corporation adopted the fair value measurement and disclosure requirements for non-financial assets and liabilities as of January 1, 2009.

The fair value accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. That fair value accounting standard also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.

•Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Effective January 1, 2007, the Corporation adopted a new accounting standard that provided guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. The Corporation recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Corporation recognizes a liability created for unrecognized tax benefits as a separate liability that is not combined with deferred tax liabilities or assets. The Corporation recognizes interest and penalties related to tax uncertainties as income tax expense. The impact of the adoption of that new accounting standard for tax positions is more fully disclosed in Note 12.

Earnings per Share: The Corporation calculates basic net earnings per share using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential commons shares outstanding during the period. Dilutive potenital common shares, which primarily consist of stock options, restricted stock and restricted stock units, are determined under the treasury stock method.

Effective January 1, 2009, the Corporation adopted a new accounting standard that clarifies whether instruments grated in share-based payment transactions should be included in the computation of earnings per share using the two-class method prior to vesting. See Note 15 for application of the two-class method to the Corporation’s share-based plans. The new accounting standard requires that all prior-period earnings per share presented be adjusted retrospectively. Accordingly, basic and diluted earnings per share for the year ended December 31, 2008, have been adjusted to $4.83 and $4.77, respectively, from $4.91 and $4.82, respectively. Basic and diluted earnings per share for the year ended December 31, 2007, have been adjusted to $7.96 and $7.78, respectively, from $8.06 and $7.85, respectively.

Subsequent Events: The Corporation has evaluated subsequent events through February 19, 2010, the date of issuance of these financial statements, and determined that: (i) no subsequent events have occurred that would require recognition in its consolidated financial statements for the year ended December 31, 2009; and (ii) no other subsequent events have occurred that would require disclosure in the notes thereto.

NOTE 2: DEFINITIVE MERGER AGREEMENT

On November 2, 2009, the Corporation announced that it had entered into a definitive merger agreement to create Stanley Black & Decker, Inc. in an all-stock transaction. Under the terms of the transaction, which has been approved by the Boards of Directors of both the Corporation and The Stanley Works, the Corporation’s shareholders will receive a fixed ratio of 1.275 shares of The Stanley Works common stock for each share of the Corporation’s common stock that they own. Consummation of the transaction is subject to customary closing conditions, including obtaining certain regulatory approvals as well as shareholder approval from the shareholders of both the Corporation and The Stanley Works.

On December 29, 2009, the Corporation announced that the Hart-Scott-Rodino antitrust review period had expired. The expiration of the Hart-Scott-Rodino antitrust review period satisfies one of the conditions to the closing of the transaction. On February 2, 2010, the Corporation and The Stanley Works announced that both companies will hold special shareholder meetings on March 12, 2010, to vote on the combination of their businesses. In connection with the proposed transaction, The Stanley Works has filed with the Securities and Exchange Commission (SEC) a Registration Statement on Form S-4 (File No. 333-163509) that includes a joint proxy statement of Stanley and the Corporation that also constitutes a prospectus of Stanley. The joint proxy statement of both the Corporation and The Stanley Works was mailed to shareholders commencing on or about Febuary 4, 2010. Investors and security holders are urged to read the joint proxy statement/prospectus and any other relevant documents filed with the SEC because they contain important information. The Corporation and The Stanley Works expect that closing of the proposed transaction will occur on March 12, 2010.

The provisions of the definitive merger agreement provide for a termination fee, in the amount of $125 million, to be paid by either the Corporation or by The Stanley Works under certain circumstances, including circumstances in which the Board of Directors of The Stanley Works or the Corporation withdraw or modify adversely their recommendation of the proposed transaction.

The Corporation recognized merger-related expenses of $58.8 million for the year ended December 31, 2009, for the matters described in the following paragraphs.

Approval of the definitive merger agreement by the Corporation’s Board of Directors constituted a “change in control” as defined in certain agreements with employees. That “change in control” resulted in the following events, all of which were recognized in the Corporation’s financial statements for the year ended December 31, 2009:

i.
Under the terms of two restricted stock plans, all restrictions lapsed on outstanding, but non-vested, restricted stock and restricted stock units, except for those held by the Corporation’s Chairman, President, and Chief Executive Officer. As a result of that lapse, the Corporation recognized previously unrecognized compensation expense in the amount of approximately $33.0 million, restrictions lapsed on 479,034 restricted shares, and the Corporation issued 311,963 shares in satisfaction of the restricted units (those 311,963 shares were net of 166,037 shares withheld to satisfy employee tax withholding requirements). In addition, the Corporation repurchased 186,326 shares, representing shares with a fair value equal to amounts necessary to satisfy employee tax withholding requirements on the 479,034 restricted shares on which restrictions lapsed.

ii.
Under the terms of severance agreements with 19 of its key employees, all unvested stock options held by those individuals, aggregating approximately 1.1 million options, immediately vested. As a result, the Corporation recognized previously unrecognized compensation expense associated with those options in the amount of approximately $9.3 million.

iii.
Under the terms of The Black & Decker Supplemental Executive Retirement Plan, which covers six key employees, the participants became fully vested. As a result, the Corporation recognized additional pension expense of approximately $5.3 million.

The events described in paragraphs i. through iii. above were recognized in the Corporation’s financial statements for the year ended December 31, 2009, as the approval of the definitive merger agreement by the Corporation’s Board of Directors on November 2, 2009, constituted a “change in control” under certain agreements with employees and resulted in the occurrence—irrespective of whether or not the proposed merger is ultimately consummated—of those events. Additional payments upon a change in control—that are solely payable upon consummation of the proposed merger or termination of certain employees—will not be recognized in the Corporation’s financial statements until: (1) consummation of the proposed merger, which is subject to customary closing conditions, including obtaining certain regulatory approvals, as well as shareholder approval from the shareholders of both the Corporation and The Stanley Works, and therefore cannot be considered probable until such approvals are obtained; or (2) if prior to consummation of the proposed merger, the Corporation reaches a determination to terminate an affected employee, irrespective of whether the proposed merger is consummated.

On November 2, 2009, the Corporation’s Board of Directors amended the terms of The Black & Decker 2008 Executive Long-Term Incentive/Retention Plan to remove the provision whereby cash payouts under the plan are adjusted upward or downward proportionately to the extent that the Corporation’s common stock exceeds or is less than $67.78. As a result of this modification, the Corporation recognized additional compensation expense of $2.8 million in its financial statements for the year ended December 31, 2009.

The Corporation also expects that it will incur fees for various advisory, legal, and accounting services, as well as other expenses, associated with the proposed merger. The Corporation estimates that these outside service fees and other expenses, which will be expensed as incurred, will approximate $25 million, of which approximately $8.4 million of expenses were recognized in the year ended December 31, 2009. The anticipated $25 million of outside service fees includes approximately $10.5 million of fees that are only payable upon consummation of the proposed merger. The Corporation’s estimate of outside service fees is based upon current forecasts of expected service activity. There is no assurance that the amount of these fees could not increase significantly in the future if circumstances change.

NOTE 3: ACQUISITIONS

Effective September 9, 2008, the Corporation acquired Spiralock Corporation (Spiralock) for a cash purchase price of $24.1 million. During 2009, the Corporation received a $.2 million reduction to that purchase price based upon changes in the net assets of Spiralock as of the closing date. The addition of Spiralock to the Corporation’s Fastening and Assembly Systems segment allows the Corporation to offer customers a broader range of products.

The allocation of the purchase price resulted in the recognition of $13.6 million of goodwill primarily related to the anticipated future earnings and cash flows of Spiralock. The transaction also generated $10.2 million of finite-lived intangible assets that will be amortized over 15 years. These intangible assets are reflected in other assets in the Consolidated Balance Sheet. The Corporation does not believe that the goodwill and intangible assets recognized will be deductible for income tax purposes.

The Corporation also acquired another business during 2008, included in the Corporation’s Power Tools and Accessories segment, for a purchase price of $3.8 million. Of that purchase price, $1.6 million was paid in 2008, $1.6 million was paid in 2009 and the remainder will be paid in 2010.

The financial position and results of operations associated with these acquisitions have been included in the Corporation’s Consolidated Balance Sheet and Statement of Earnings since the date of acquisition.

NOTE 4: INVENTORIES

The classification of inventories at the end of each year, in millions of dollars, was as follows:

	2009	2008
FIFO cost
Raw materials and work-in-process	$195.7	$263.9
Finished products	593.3	783.8
	789.0	1,047.7
Adjustment to arrive at LIFO inventory value	(11.9)	(23.5)
	$777.1	$1,024.2

The cost of United States inventories stated under the LIFO method was approximately 44% of the value of total inventories at December 31, 2009 and 2008.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at the end of each year, in millions of dollars, consisted of the following:

	2009	2008
Property, plant, and equipment at cost:
Land and improvements	$40.9	$41.3
Buildings	299.6	299.7
Machinery and equipment	1,252.2	1,288.9
	1,592.7	1,629.9
Less accumulated depreciation	1,119.3	1,102.0
	$473.4	$527.9

Depreciation expense was $116.3 million, $125.2 million, and $132.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 6: GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable business segment, in millions of dollars, were as follows:

	POWER TOOLS & ACCESSORIES	HARDWARE & HOME IMPROVEMENT	FASTENING & ASSEMBLY SYSTEMS	TOTAL
Balance at January 1, 2008	$436.4	$464.4	$312.1	$1,212.9
Acquisition	—	—	13.9	13.9
Currency translation adjustment	(3.5)	(1.0)	.9	(3.6)
Balance at December 31, 2008	432.9	463.4	326.9	1,223.2
Activity associated with prior year acquisition	—	—	(.3)	(.3)
Currency translation adjustment	3.2	.7	3.2	7.1
Balance at December 31, 2009	$436.1	$464.1	$329.8	$1,230.0

The carrying amount of acquired intangible assets included in other assets at the end of each year, in millions of dollars, was as follows:

	2009	2008
Customer relationships (net of accumulated amortization of $21.4 in 2009 and $15.7 in 2008)	$51.2	$56.9
Technology and patents (net of accumulated amortization of $11.8 in 2009 and $9.5 in 2008)	11.9	14.2
Trademarks and trade names (net of accumulated amortization of $2.2 in 2009 and $5.6 in 2008)	197.9	206.5
Total intangibles, net	$261.0	$277.6

Trademarks and trade names include indefinite-lived assets of $193.9 million at December 31, 2009 and 2008, respectively.

Expense associated with the amortization of finite- lived intangible assets in 2009, 2008, and 2007 was $10.4 million, $9.8 million, and $9.1 million, respectively. At December 31, 2009, the weighted-average amortization periods were 13 years for customer relationships, 11 years for technology and patents, and 10 years for trademarks and trade names. The estimated future amortization expense for identifiable intangible assets during each of the next four years is approximately $9.0 million. For the year ended December 31, 2014, this expense is expected to be approximately $8.0 million.

NOTE 7: OTHER CURRENT LIABILITIES

Other current liabilities at the end of each year, in millions of dollars, included the following:

	2009	2008
Trade discounts and allowances	$153.9	$202.8
Employee benefits	117.5	128.8
Salaries and wages	93.9	81.1
Advertising and promotion	38.8	37.8
Warranty	50.7	55.2
Income taxes, including deferred taxes	64.0	102.0
All other	273.9	339.7
	$792.7	$947.4

All other at December 31, 2009 and 2008, consisted primarily of accruals for foreign currency derivatives, environmental exposures, interest, insurance, restructuring, and taxes other than income taxes.

The following provides information with respect to the Corporation’s warranty accrual, in millions of dollars:

	2009	2008
Warranty reserve at January 1	$55.2	$60.5
Accruals for warranties issued during the period and changes in estimates related to pre-existing warranties	92.1	123.0
Settlements made	(98.1)	(125.1)
Currency translation adjustments	1.5	(3.2)
Warranty reserve at December 31	$50.7	$55.2

NOTE 8: SHORT-TERM BORROWINGS

Short-term borrowings in the amounts of $83.3 million at December 31, 2008, consisted primarily of borrowings under the terms of the Corporation’s commercial paper program, uncommitted lines of credit, and other short-term borrowing arrangements. The weighted-average interest rate on short-term borrowings outstanding was 2.20% at December 31, 2008.

The Corporation maintains an agreement under which it may issue commercial paper at market rates with maturities of up to 365 days from the date of issue. The maximum amount authorized for issuance under its commercial paper program is $1.0 billion. The Corporation’s ability to borrow under this commercial paper agreement is generally dependent upon the Corporation maintaining a minimum short-term debt credit rating of A2 / P2. There was $65.0 million outstanding under this agreement at December 31, 2008.

In December 2007, the Corporation replaced a $1.0 billion unsecured revolving credit facility (the Former Credit Facility) with a $1.0 billion senior unsecured revolving credit agreement (the Credit Facility) that expires December 2012. The amount available for borrowings under the Credit Facility was approximately $1.0 billion and $935.0 million at December 31, 2009 and 2008, respectively.

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

The Credit Facility includes usual and customary covenants for transactions of this type, including covenants limiting liens on assets of the Corporation, sale-leaseback transactions and certain asset sales, mergers or changes to the businesses engaged in by the Corporation. The Credit Facility requires that the Corporation maintain specific leverage and interest coverage ratios. As of December 31, 2009, the Corporation was in compliance with all terms and conditions of the Credit Facility.

Under the terms of uncommitted lines of credit at December 31, 2009, the Corporation may borrow up to approximately $250 million on such terms as may be mutually agreed. These arrangements do not have termination dates and are reviewed periodically. No material compensating balances are required or maintained.

The average borrowings outstanding under the Corporation’s commercial paper program, uncommitted lines of credit, and other short-term borrowing arrangements during 2009 and 2008 were $167.0 million and $651.7 million, respectively.

NOTE 9: LONG-TERM DEBT

The composition of long-term debt at the end of each year, in millions of dollars, was as follows:

	2009	2008
7.125% notes due 2011 (including discount of $.4 in 2009 and $.7 in 2008)	$399.6	$399.3
4.75% notes due 2014 (including discount of $1.1 in 2009 and $1.3 in 2008)	298.9	298.7
8.95% notes due in 2014 (including discount of $3.6 in 2009)	346.4	—
5.75% notes due 2016 (including discount of $.8 in 2009 and $1.0 in 2008)	299.2	299.0
7.05% notes due 2028	150.0	150.0
Other loans due through 2012	175.0	225.0
Fair value hedging adjustment	45.9	72.8
Less current maturities of long-term debt	—	(.1)
	$1,715.0	$1,444.7

During 2008, the Corporation entered into loan agreements in the aggregate amount of $225.0 million, with $125.0 million and $100.0 million maturing in April 2011 and December 2012, respectively. The terms of the loan agreements permit repayment prior to maturity. Borrowings under the loan agreements are at variable rates. The average borrowing rate under the loan agreements is LIBOR plus 1.14%. At December 31, 2009 and 2008, the weighted-average interest rate on these loans was 1.41% and 3.76%, respectively.

In June 2009, the Corporation amended the terms of a $50.0 million term loan agreement to provide for periodic repayments and borrowings up to the original loan amount through the maturity date of April 2011. The Corporation is required to pay a commitment fee on the unutilized portion of the facility. At December 31, 2009, no borrowings were outstanding under this agreement. In February 2010, the Corporation terminated this agreement.

As more fully described in Note 1, at December 31, 2009 and 2008, the carrying amount of long-term debt and current maturities thereof includes $45.9 million and $72.8 million, respectively, relating to outstanding or terminated fixed-to-variable rate interest rate swap agreements. Deferred gains on the early termination of interest rate swaps were $21.8 million and $29.0 million at December 31, 2009 and 2008, respectively.

Indebtedness of subsidiaries in the aggregate principal amounts of $150.0 million and $152.8 million were included in the Consolidated Balance Sheet at December 31, 2009 and 2008, respectively, in short-term borrowings, current maturities of long-term debt, and long-term debt.

Principal payments on long-term debt obligations due over the next five years are as follows: $— million in 2010, $475.0 million in 2011, $100.0 million in 2012, $— million in 2013, and $650.0 million in 2014. Interest payments on all indebtedness were $97.9 million in 2009, $101.1 million in 2008, and $104.3 million in 2007.

NOTE 10: DERIVATIVE FINANCIAL INSTRUMENTS

As more fully described in Note 1, the Corporation is exposed to market risks arising from changes in foreign currency exchange rates, commodity prices, and interest rates. The Corporation manages these risks by entering into derivative financial instruments. The Corporation also manages these risks using methods other than derivative financial instruments. The fair value of all financial instruments is summarized in Note 11.

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

Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation’s cash flow hedges that were recorded to earnings during 2009, 2008, and 2007 were not significant.

Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2009, that are expected to be reclassified into earnings during 2010 represent an after-tax loss of $1.0 million. The amounts expected to be reclassified into earnings during 2010 include unrealized gains and losses related to open foreign currency contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Interest Rate Derivatives: The Corporation’s portfolio of interest rate swap instruments at December 31, 2009 and 2008, consisted of $325.0 million notional amounts of fixed-to-variable rate swaps with a weighted-average fixed rate receipt of 4.81%, respectively. The basis of the variable rate paid is LIBOR.

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

Hedge ineffectiveness and the portion of derivative gains and losses excluded from the assessment of hedge effectiveness related to the Corporation’s cash flow hedges for commodity trades recorded to earnings during 2009, 2008, and 2007 were not significant.

Amounts deferred in accumulated other comprehensive income (loss) at December 31, 2009, that are expected to be reclassified into earnings during 2010 represent an after-tax gain of $3.0 million. The amount expected to be reclassified into earnings during 2010 includes unrealized gains and losses related to open commodity contracts. Accordingly, the amounts that are ultimately reclassified into earnings may differ materially.

Credit Exposure: The Corporation’s credit exposure on foreign currency, interest rate, and commodity derivatives as of December 31, 2009 and 2008 were $27.9 million and $183.4 million, respectively. That credit exposure reflects the effects of legally enforceable master netting arrangements.

Fair Value of Derivative Financial Instruments: The following table details the fair value of derivative financial instruments included in the Consolidated Balance Sheet as of December 31, 2009 (in millions of dollars):

	ASSET DERIVATIVES		LIABILITY DERIVATIVES
	BALANCE SHEET LOCATION	FAIR VALUE	BALANCE SHEET LOCATION	FAIR VALUE
Derivatives Designated as Hedging Instruments
Interest rate contracts	Other current assets	$2.4	Other current liabilities	$—
	Other assets	24.2	Other long-term liabilities	—
Foreign exchange contracts	Other current assets	48.5	Other current liabilities	50.1
	Other assets	.9	Other long-term liabilities	.3
Net investment contracts	Other current assets	2.9	Other current liabilities	15.2
Commodity contracts	Other current assets	6.0	Other current liabilities	—
Total Derivatives Designated as Hedging Instruments		$84.9		$65.6
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$17.9	Other current liabilities	$17.0
Total Derivatives		$102.8		$82.6

The fair value of derivative financial instruments in the preceding table is presented prior to the netting of derivative receivables and derivative payables as disclosed previously.

The following table details the impact of derivative financial instruments in the Consolidated Statement of Earnings for the year ended December 31, 2009 (in millions of dollars):

Derivatives in Cash Flow Hedging Relationships	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OCI (a) [EFFECTIVE PORTION]	LOCATION OF GAIN (LOSS) RECLASSIFIED FROM OCI INTO INCOME [EFFECTIVE PORTION]	AMOUNT OF GAIN (LOSS) RECLASSIFIED FROM OCI INTO INCOME [INEFFECTIVE PORTION]	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME [INEFFECTIVE PORTION]	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME [INEFFECTIVE PORTION]
Foreign exchange contracts	$46.9	Cost of goods sold	$42.4	Cost of goods sold	$—
		Interest expense, net	2.3	Interest expense, net	—
		Other expense (income)	78.8	Other expense (income)	.1
Commodity contracts	9.6	Cost of goods sold	(6.5)	Cost of goods sold	—
Total	$56.5		$117.0		$.1

Derivatives in Fair Value Hedging Relationships	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME
Interest rate contracts	Interest expense, net	$(8.6)

Derivatives in Net Investment Hedging Relationships	AMOUNT OF GAIN (LOSS) RECOGNIZED IN OCI [EFFECTIVE PORTION]	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME [INEFFECTIVE PORTION]	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME [INEFFECTIVE PORTION]
Foreign exchange contracts	$(66.1)	Other expense (income)	$—

Derivatives Not Designated as Hedging Instruments	LOCATION OF GAIN (LOSS) RECOGNIZED IN INCOME	AMOUNT OF GAIN (LOSS) RECOGNIZED IN INCOME
Foreign exchange contracts	Cost of goods sold	$(.1)
	Other expense (income)	1.6
Total		$1.5
(a)	OCI is defined as Accumulated Other Comprehensive income (loss), a component of stockholders’ equity.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the fair value of the Corporation’s financial instruments as of December 31, 2009 and 2008, in millions of dollars. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	NETTING	(a)	DECEMBER 31, 2009
Assets:
Investments	$34.3	$25.2	$—		$59.5
Derivatives	6.0	96.8		(65.7)	37.1
Liabilities:
Derivatives	—	(82.6)	65.7		(16.9)
Debt	—	(1,786.7)	—		(1,786.7)

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	NETTING	(a)	DECEMBER 31, 2008
Assets:
Investments	$45.8	$21.7	$—		$67.5
Derivatives	—	402.7		(219.3)	183.4
Liabilities:
Derivatives	(7.7)	(261.6)	219.3		(50.0)
Debt	—	(1,370.8)	—		(1,370.8)

(a)	Accounting principles generally accepted in the Unites States permit the netting of derivative receivables and derivative payables when a legally enforceable master netting arrangement exists.

The carrying amounts of investments and derivatives are equal to their fair value. The carrying amount of debt at December 31, 2009 and 2008, is $1,715.0 million and $1,528.1 million, respectively.

Investments, derivative contracts and debt are valued at December 31, 2009 and 2008, using quoted market prices for identical or similar assets and liabilities. Investments classified as Level 1 include those whose fair value is based on identical assets in an active market. Investments classified as Level 2 include those whose fair value is based upon identical assets in markets that are less active. The fair value for derivative contracts are based upon current quoted market prices and are classified as Level 1 or Level 2 based on the nature of the underlying markets in which these derivatives are traded. The fair value of debt is based upon current quoted market prices in markets that are less active.

NOTE 12: INCOME TAXES

Earnings (loss) before income taxes for each year, in millions of dollars, were as follows:

	2009	2008	2007
United States	$(121.2)	$.4	$97.2
Other countries	291.6	364.3	400.4
	$170.4	$364.7	$497.6

Significant components of income taxes (benefit) for each year, in millions of dollars, were as follows:

	2009	2008	2007
Current:
United States	$(28.7)	$(6.1)	$(65.5)
Other countries	50.5	69.8	68.6
	21.8	63.7	3.1
Deferred:
United States	15.5	3.2	(16.3)
Other countries	.6	4.2	(7.3)
	16.1	7.4	(23.6)
	$37.9	$71.1	$(20.5)

Income tax expense (benefits) recorded directly as an adjustment to equity as a result of the exercise of employee stock options and the vesting of other stock-based compensation arrangements were $.9 million, $(.1) million, and $(13.3) million in 2009, 2008, and 2007, respectively. Income tax expense (benefits) recorded directly as an adjustment to equity as a result of hedging activities were $(23.1) million, $89.4 million, and $(13.8) million in 2009, 2008, and 2007, respectively.

Income tax payments were $85.9 million in 2009, $168.1 million in 2008, and $139.5 million in 2007.

Deferred tax (liabilities) assets at the end of each year, in millions of dollars, were composed of the following:

	2009	2008
Deferred tax liabilities:
Other	$(84.1)	$(80.4)
Gross deferred tax liabilities	(84.1)	(80.4)
Deferred tax assets:
Tax loss carryforwards	49.9	36.2
Postretirement benefits	244.0	209.1
Environmental remediation matters	34.3	34.7
Stock-based compensation	29.8	40.7
Other	161.6	163.9
Gross deferred tax assets	519.6	484.6
Deferred tax asset valuation allowance	(37.8)	(27.6)
Net deferred tax assets	$397.7	$376.6

Deferred income taxes are included in the Consolidated Balance Sheet in other current assets, other assets, other current liabilities, and other long-term liabilities. Other deferred tax assets principally relate to accrued liabilities that are not currently deductible and items relating to uncertain tax benefits which would not affect the annual effective tax rate.

Tax loss carryforwards at December 31, 2009, consisted of net operating losses expiring from 2010 to 2026.

A reconciliation of income taxes (benefit) at the federal statutory rate to the Corporation’s income taxes for each year, in millions of dollars, is as follows:

	2009	2008	2007
Income taxes at federal statutory rate	$59.7	$127.6	$174.2
Settlement of tax litigation	—	—	(153.4)
Lower effective taxes on earnings in other countries	(37.9)	(59.5)	(53.6)
Other – net	16.1	3.0	12.3
Income taxes (benefit)	$37.9	$71.1	$(20.5)

At December 31, 2009, unremitted earnings of subsidiaries outside of the United States were approximately $2.1 billion, on which no United States taxes had been provided. The Corporation’s intention is to reinvest these earnings permanently or to repatriate the earnings only when possible to do so at minimal additional tax cost. It is not practicable to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Uncertain Tax Positions: As disclosed in Note 1 of Notes to Consolidated Financial Statements the Corporation adopted a new accounting standard for uncertain tax positions effective January 1, 2007. Upon adoption, the Corporation recorded the cumulative effect of the change in accounting principle of $7.3 million as a reduction to retained earnings.

As of December 31, 2009 and 2008, the Corporation has recognized $291.8 million and $255.8 million, respectively, of liabilities for unrecognized tax benefits of which $31.5 million and $24.3 million, respectively, related to interest. As of December 31, 2009 and 2008, the Corporation classified $48.0 million and $47.5 million, respectively, of its liabilities for unrecognized tax benefits within other current liabilities. Non-current tax reserves are recorded in other long-term liabilities in the Consolidated Balance Sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, for each year, in million of dollars, is set forth below:

	2009	2008	2007
Balance at January 1	$231.5	$317.4	$359.5
Additions based on tax positions related to current year	23.9	33.9	35.2
Additions for tax positions related to prior years	18.9	65.5	63.0
Reductions for tax positions related to prior years	(9.2)	(40.3)	(115.0)
Settlements (payments)	(4.8)	(57.0)	(26.2)
Expiration of the statute of limitations	(3.4)	(75.1)	(13.5)
Foreign currency translation adjustment	3.4	(12.9)	14.4
Balance at December 31	$260.3	$231.5	$317.4

The liabilities for unrecognized tax benefits at December 31, 2009 and 2008, include $39.1 million and $38.0 million, respectively, for which the disallowance of such items would not affect the annual effective tax rate. However, the timing of the realization of the tax benefits is uncertain. Such uncertainty would not impact tax expense but could affect the timing of tax payments to taxing authorities.

The Corporation recognizes interest and penalties relating to its liabilities for unrecognized tax benefits as an element of tax expense. During the years ended December 31, 2009, 2008 and 2007, the Corporation recognized $7.3 million, $13.4 million and $20.7 million, respectively, in interest as a component of tax expense. Penalties were not significant.

The Corporation conducts business globally and, as a result, the Corporation and/or one or more of its subsidiaries file income tax returns in the federal and various state jurisdictions in the U.S. as well as in various jurisdictions outside of the U.S. In certain jurisdictions, the Corporation is either currently in the process of a tax examination or the statute of limitations has not yet expired. The Corporation generally remains subject to examination of its U.S. federal income tax returns for 2006 and later years, except as disclosed below. In the U.S., the Corporation generally remains subject to examination of its various state income tax returns for a period of four to five years from the date the return was filed. The state impact of any federal changes remains subject to examination by various states for a period up to one year after formal notification of the states. The Corporation generally remains subject to examination of its various income tax returns in its significant jurisdictions outside the U.S. for periods ranging from three to five years after the date the return was filed. However, in Canada and Germany, the Corporation remains subject to examination of its tax returns for 2001 and later years, and 1999 and later years, respectively.

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

Judgment is required in assessing the future tax consequences of events that have been recognized in the Corporation’s financial statements or income tax returns. Additionally, the Corporation is subject to periodic examinations by taxing authorities in many countries. The Corporation is currently undergoing periodic examinations of its tax returns in the United States (both federal and state), Canada, Germany, and the United Kingdom. The IRS completed its examination of the Corporation’s U.S. federal income tax returns for 2004 and 2005 in 2008. At that time, the Corporation received notices of proposed adjustments from the IRS in conjunction with those audits. The Corporation vigorously disputed the position taken by the IRS on these matters and initiated an appeals process with the IRS. During 2009, the Corporation reached a tentative settlement agreement with IRS appeals for those years. If that settlement – currently pending approval by the Joint Committee on Taxation of the U.S. Congress – is finalized, the Corporation will release tax reserves. The IRS is currently examining the Corporation’s U.S. federal income tax returns for 2006 and 2007. To date, no proposed adjustments have been issued; however, the Corporation expects that the IRS will complete that examination in 2010. The Corporation is also subject to legal proceedings regarding certain of its tax positions in a number of countries, including Italy. The final outcome of the future tax consequences of these examinations and legal proceedings as well as the outcome of competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, changes in income tax rates, or expiration of statutes of limitation could impact the Corporation’s financial statements. The Corporation is subject to the effects of these matters occurring in various jurisdictions. Accordingly, the Corporation has tax reserves recorded for which it is reasonably possible that the amount of the unrecognized tax benefit will increase or decrease within the next twelve months. Any such increase or decrease could have a material affect on the financial results for any particular fiscal quarter or year. However, based on the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any such change.

NOTE 13: POSTRETIREMENT BENEFITS

The following tables set forth the funded status of the defined benefit pension and postretirement plans, and amounts recognized in the Consolidated Balance Sheet at the end of each year, in millions of dollars.

	2009			2008
PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$1,012.3	$531.4	$81.4	$1,013.2	$793.1	$86.9
Service cost	18.2	7.7	.7	26.1	14.7	.8
Interest cost	65.9	33.5	4.8	78.1	49.1	4.9
Curtailment gain	—	—	—	(1.1)	(1.5)	—
Plan participants’ contributions	—	1.1	1.4	—	1.6	3.3
Actuarial (gains) losses	107.3	72.5	9.6	(21.9)	(96.7)	3.4
Foreign currency exchange rate changes	—	50.3	1.5	—	(182.3)	(1.9)
Benefits paid	(67.8)	(36.9)	(12.9)	(82.1)	(46.6)	(15.6)
Plan amendments	2.5	—	—	—	—	(.4)
Benefit obligation at end of year	1,138.4	659.6	86.5	1,012.3	531.4	81.4
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	606.4	343.6	—	987.8	643.6	—
Actual return/(loss) on plan assets	140.4	62.6	—	(297.1)	(119.6)	—
Expenses	(6.6)	(1.4)	—	(9.2)	(2.1)	—
Benefits paid	(67.8)	(35.5)	(12.9)	(82.1)	(44.5)	(15.6)
Employer contributions	6.8	13.1	11.5	7.0	21.4	12.3
Contributions by plan participants	—	1.1	1.4	—	1.6	3.3
Foreign currency exchange rate changes	—	39.2	—	—	(156.8)	—
Fair value of plan assets at end of year	679.2	422.7	—	606.4	343.6	—
Funded status	(459.2)	(236.9)	(86.5)	(405.9)	(187.8)	(81.4)
Contributions subsequent to measurement date	—	—	—	—	—	—
Accrued benefit cost at December 31	$(459.2)	$(236.9)	$(86.5)	$(405.9)	$(187.8)	$(81.4)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
Noncurrent assets	$—	$—	$—	$17.5	$—	$—
Current liabilities	(7.0)	(5.9)	(9.3)	(8.6)	(5.3)	(9.3)
Postretirement benefits	(452.2)	(231.0)	(77.2)	(414.8)	(182.5)	(72.1)
Net amount recognized at December 31	$(459.2)	$(236.9)	$(86.5)	$(405.9)	$(187.8)	$(81.4)
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS OF MEASUREMENT DATE
Discount rate	5.75%	5.56%	5.25%	6.75%	6.16%	6.25%
Rate of compensation increase	3.95%	3.61%	—	3.95%	3.60%	—

The amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008, are as follows, in millions of dollars:

DECEMBER 31, 2009	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS	TOTAL
Prior service (cost) credit	$(5.7)	$(5.0)	$19.7	$9.0
Net loss	(579.9)	(174.0)	(23.9)	(777.8)
Total	$(585.6)	$(179.0)	$(4.2)	$(768.8)

DECEMBER 31, 2008
Prior service (cost) credit	$(9.9)	$(5.4)	$23.1	$7.8
Net loss	(556.3)	(117.8)	(15.1)	(689.2)
Total	$(566.2)	$(123.2)	$8.0	$(681.4)

The amounts in accumulated other comprehensive income (loss) as of December 31, 2009, that are expected to be recognized as components of net periodic benefit cost (credit) during 2010 are as follows, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POSTRETIREMENT BENEFITS ALL PLANS	TOTAL
Prior service cost (credit)	$.8	$1.0	$(3.4)	$(1.6)
Net loss	38.6	5.9	1.5	46.0
Total	$39.4	$6.9	$(1.9)	$44.4

The Corporation’s overall investment strategy is to achieve an asset allocation of approximately 65% equity securities, 30% fixed income securities, and 5% alternative investments. The Corporation’s overall investment strategy provides that, to the extent the actual allocation of plan assets differs from the targeted asset allocation by more than 5% for any category, plan assets are rebalanced.  The Corporation further allocates assets within the equity securities and fixed income securities between investments that attempt to approximate the return achieved by broadly established investment indexes as well as investments that are actively managed and attempt to exceed the returns achieved by these broadly established investment indexes. Equity securities include investments in individual stocks and collective investment funds (referred to as mutual funds), including an allocation of those investments to U.S. equity securities, including large-cap, mid-cap and small-cap companies, and non-U.S. equity securities. Fixed income securities include U.S. Treasury securities, corporate bonds of companies from diversified industries, mortgaged-backed securities, and mutual funds. The Corporation does not believe there is a significant concentration risk within the plan assets given the diversification of asset types, fund strategies, and fund managers.

The three levels of input used to measure fair value are more fully described in Note 1 of Notes to the Consolidated Financial Statements. The fair values, by asset category, of assets of defined benefit pension plans in the United States at December 31, 2009, were as follows, in millions of dollars:

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	DECEMBER 31, 2009 TOTAL
Cash and cash equivalents	$.3	$4.9	$—	$5.2
Equity securities:
U.S. companies	107.0	—	—	107.0
Mutual funds	163.1	193.6	—	356.7
Fixed income:
U.S. treasury securities	—	43.4	—	43.4
Corporate bonds	—	43.2	—	43.2
Mortgage-backed securities	—	8.1	—	8.1
Mutual funds	—	93.8	8.0	101.8
Other fixed income	—	1.5	—	1.5
Alternative investments	—	—	23.1	23.1
Other	(10.8)	—	—	(10.8)
Total	$259.6	$388.5	$31.1	$679.2

The fair values, by asset category, of assets of defined benefit pension plans outside of the United States at December 31, 2009, were as follows, in millions of dollars:

ASSET CATEGORY	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)	DECEMBER 31, 2009 TOTAL
Cash and cash equivalents	$4.6	$—	$—	$4.6
Equity securities:
International companies	61.0	6.9	—	67.9
Mutual funds	218.3	—	—	218.3
Fixed income:
Corporate bonds	—	69.7	—	69.7
Government issues	—	50.3	—	50.3
Other fixed income	—	4.7	—	4.7
Alternative investments	.3	—	6.7	7.0
Other	.2	—	—	.2
Total	$284.4	$131.6	$6.7	$422.7

The equity securities – mutual funds held by the pension plans in the United States include approximately 70% that invest in large-cap and small-cap U.S. companies, and 30% that invest in international equity securities.  The equity securities – mutual funds held by the pension plans outside of the United States include approximately 50% that invest in U.K. equity securities and 50% that invest in other international equity securities.

The following table sets forth a summary of changes in the fair value of assets of the Corporation’s defined benefit pension plans, determined based upon significant unobservable inputs (Level 3), for the year ended December 31, 2009, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	TOTAL
Balance, beginning of year	$37.4	$20.7	$58.1
Sales (net of purchases)	(4.7)	(11.5)	(16.2)
Transfers in (out)	—	(.2)	(.2)
Net realized and unrealized gain (loss)	(1.6)	(3.9)	(5.5)
Foreign exchange	—	1.6	1.6
Balance, end of year	$31.1	$6.7	$37.8

The Corporation establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied. The Corporation’s weighted-average expected long-term return on plan assets assumption for defined benefit pension plans in the United States and outside of the United States will be 8.25% and 7.23%, respectively, in 2010.

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year, in millions of dollars, follows:

	PENSION BENEFITS PLANS IN THE UNITED STATES		PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES
	2009	2008	2009	2008
All defined benefit plans:
Accumulated benefit obligation	$1,079.3	$958.4	$632.9	$504.4
Unfunded defined benefit plans:
Projected benefit obligation	108.8	95.3	125.5	119.4
Accumulated benefit obligation	97.3	84.5	116.3	110.5
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	1,138.4	1,006.1	659.6	522.3
Accumulated benefit obligation	1,079.3	952.2	632.9	496.1
Fair value of plan assets	679.2	582.7	422.7	334.6

The following table sets forth, in millions of dollars, benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated:

	PENSION BENEFITS PLANS IN THE UNITED STATES	PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES	OTHER POST- RETIREMENT BENEFITS ALL PLANS
2010	$72.9	$30.9	$9.6
2011	72.9	32.0	9.2
2012	72.5	33.0	8.7
2013	94.7	34.3	8.3
2014	74.2	35.3	8.1
2015-2019	388.0	195.1	35.9

The net periodic cost (benefit) related to the defined benefit pension plans included the following components, in millions of dollars:

	PENSION BENEFITS PLANS IN THE UNITED STATES			PENSION BENEFITS PLANS OUTSIDE OF THE UNITED STATES
	2009	2008	2007	2009	2008	2007
Service cost	$19.3	$22.6	$26.0	$7.7	$12.3	$14.7
Interest cost	65.9	63.7	62.5	33.5	40.9	39.6
Expected return on plan assets	(69.5)	(77.9)	(75.6)	(32.4)	(40.1)	(39.3)
Amortization of prior service cost	1.4	2.1	2.1	1.0	1.4	1.7
Amortization of net actuarial loss	18.4	15.9	26.3	—	4.7	12.9
Curtailment loss	5.3	—	—	—	1.1	—
Net periodic cost	$40.8	$26.4	$41.3	$9.8	$20.3	$29.6
WEIGHTED-AVERAGE ASSUMPTIONS USED IN DETERMINING NET PERIODIC COST FOR YEAR:
Discount rate	6.75%	6.50%	6.00%	6.16%	5.67%	4.93%
Expected return on plan assets	8.25%	8.75%	8.75%	7.24%	7.49%	7.49%
Rate of compensation increase	4.00%	4.00%	3.95%	3.60%	3.65%	3.65%

The net periodic cost related to the defined benefit postretirement plans included the following components, in millions of dollars:

	2009	2008	2007
Service cost	$.7	$.8	$.8
Interest cost	4.8	4.9	5.3
Amortization of prior service cost	(3.4)	(3.6)	(4.5)
Amortization of net actuarial loss	.8	.4	.2
Net periodic cost	$2.9	$2.5	$1.8
Weighted-average discount rate used in determining net periodic cost for year	6.25%	6.00%	6.25%

The health care cost trend rate used to determine the postretirement benefit obligation was 7.70% for participants under 65 and 7.00% for participants 65 and older in 2009. This rate decreases gradually to an ultimate rate of 4.50% in 2028, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. A one-percentage-point change in these assumed health care cost trend rates would have the following effects, in millions of dollars:

ONE-PERCENTAGE-POINT	INCREASE	(DECREASE)
Effect on total of service and interest cost components	$.2	$(.2)
Effect on postretirement benefit obligation	3.9	(3.6)

In 2010, the Corporation expects to make cash contributions of approximately $67.0 million to its defined benefit pension plans. The amounts principally represent contributions required by funding regulations or laws or those related to unfunded plans necessary to fund current benefits. In addition, the Corporation expects to continue to make contributions in 2010 sufficient to fund benefits paid under its other postretirement benefit plans during that year, net of contributions by plan participants. The Corporation expects that such contributions will be approximately $9.6 million in 2010.

Expense for defined contribution plans amounted to $6.2 million, $13.0 million, and $12.4 million in 2009, 2008, and 2007, respectively.

NOTE 14: STOCKHOLDERS’ EQUITY

The Corporation repurchased 247,198, 3,136,644 and 5,477,243 shares of its common stock during 2009, 2008 and 2007 at an aggregate cost of $13.4 million, $202.3 million and $461.4 million, respectively.

To reflect the repurchases in its Consolidated Balance Sheet, the Corporation: (i) first, reduced its common stock by $.1 million in 2009, $1.6 million in 2008, and $2.7 million in 2007, representing the aggregate par value of the shares repurchased; (ii) next, reduced capital in excess of par value by $13.3 million in 2009, $52.3 million in 2008, and $82.0 million in 2007 – amounts which brought capital in excess of par value to zero during the quarters in 2008 and 2007 in which the repurchases occurred; and (iii) last, charged the residual of $— million in 2009, $148.4 million in 2008, and $376.7 million in 2007, to retained earnings.

Accumulated other comprehensive income (loss) at the end of each year, in millions of dollars, included the following components:

	2009	2008
Foreign currency translation adjustment	$32.1	$(65.4)
Net gain (loss) on derivative instruments, net of tax	2.6	55.9
Minimum pension liability adjustment, net of tax	(507.5)	(446.8)
	$(472.8)	$(456.3)

Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries. The Corporation has designated certain intercompany loans and foreign currency derivative contracts as long-term investments in certain foreign subsidiaries. Net translation gains (losses) associated with these designated intercompany loans and foreign currency derivative contracts in the amounts of $32.6 million and $(151.6) million were recorded in the foreign currency translation adjustment in 2009 and 2008, respectively.

The minimum pension liability adjustments as of December 31, 2009 and 2008, are net of taxes of $261.3  million and $234.6 million, respectively.

NOTE 15: EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each year were as follows:

(AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)	2009	2008	2007
Numerator:
Net earnings	$132.5	$293.6	$518.1
Dividends on stock-based plans	(.8)	(1.5)	(1.3)
Undistributed earnings allocable to stock-based plans	(1.5)	(3.0)	(5.1)
Numerator for basic and diluted earnings per share – net earnings available to common shareholders	$130.2	$289.1	$511.7
Denominator:
Denominator for basic earnings per share – weighted-average shares	59.6	59.8	64.3
Employee stock options	.3	.8	1.4
Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	59.9	60.6	65.7
Basic earnings per share	$2.18	$4.83	$7.96
Diluted earnings per share	$2.17	$4.77	$7.78

The following options to purchase shares of common stock were outstanding during each year, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. The options indicated in the following table were anti-dilutive because the related exercise price was greater than the average market price of the common shares for the year.

	2009	2008	2007
Number of options (in millions)	4.8	2.6	1.6
Weighted-average exercise price	$63.71	$81.39	$88.76

NOTE 16: STOCK-BASED COMPENSATION

The Corporation recognized total stock-based compensation costs of $69.8 million, $32.7 million, and $25.9 million in 2009, 2008, and 2007, respectively. These amounts are reflected in the Consolidated Statement of Earnings in selling, general, and administrative expenses, and in 2009, merger-related expenses. As more fully described in Note 2, stock-based compensation expense in 2009 includes approximately $42.3 million associated with the lapsing of the restriction on outstanding, but non-vested restricted stock and restricted stock units and the immediate vesting of certain stock options. The total income tax benefit for stock-based compensation arrangements was $18.4 million, $9.1 million, and $7.9 million in 2009, 2008, and 2007, respectively.

At December 31, 2009, unrecognized stock-based compensation expense totaled $20.1 million. The cost of these non-vested awards is expected to be recognized over a weighted-average period of 2.4 years. The Corporation’s stock-based employee compensation plans are described below.

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

Under all stock option plans, there were 597,964 shares of common stock reserved for future grants as of December 31, 2009. Transactions are summarized as follows:

	STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE
Outstanding at December 31, 2006	6,036,012	$55.68
Granted	790,470	88.38
Exercised	(1,406,664)	49.75
Forfeited	(154,788)	80.80
Outstanding at December 31, 2007	5,265,030	61.43
Granted	548,020	67.11
Exercised	(163,728)	51.74
Forfeited	(149,128)	83.80
Outstanding at December 31, 2008	5,500,194	61.68
Granted	795,940	38.28
Exercised	(1,342,211)	42.04
Forfeited	(255,799)	68.13
Outstanding at December 31, 2009	4,698,124	$62.97
Options expected to vest at December 31, 2009	4,623,002	$62.94
Options exercisable at December 31, 2009	3,800,872	$63.08

As of December 31, 2009, the weighted average remaining contractual term was 5.9 years, 5.8 years, and 5.3 years for options outstanding, options expected to vest, and options exercisable, respectively. As of December 31, 2009, the aggregate intrinsic value was $51.7 million, $51.0 million, and $41.6 million for options outstanding, options expected to vest, and options exercisable. These preceding aggregate intrinsic values represent the total pretax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. These amounts will change based on the fair market value of the Corporation’s stock.

Cash received from option exercises in 2009, 2008, and 2007, was $57.4 million, $8.5 million, and $70.0 million, respectively. The Corporation has recognized $5.2 million, $.1 million, and $13.3 million, as a financing cash flow, within the caption “Issuance of common stock”, for the years ended December 31, 2009, 2008, and 2007, respectively, associated with the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based arrangements.

The total intrinsic value of options exercised in 2009, 2008, and 2007, was $28.9 million, $2.5 million, and $59.0 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $9.8 million, $.9 million, and $20.4 million in 2009, 2008, and 2007, respectively.

The weighted-average grant-date fair values of options granted during 2009, 2008, and 2007, were $11.55 per share, $17.85 per share, and $22.98 per share, respectively. The fair value of options granted during 2009, 2008, and 2007 were determined using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2009	2008	2007
Expected life in years	6.0	6.0	5.5
Interest rate	2.23%	3.30%	4.56%
Volatility	35.4%	30.7%	25.3%
Dividend yield	2.00%	2.50%	1.90%

The Corporation has a share repurchase program that was implemented based on the belief that its shares were undervalued and to manage share growth resulting from option exercises. At December 31, 2009, the Corporation has remaining authorization from its Board of Directors to repurchase an additional 3,777,145 shares of its common stock. Under the terms of the definitive merger agreement to create Stanley Black & Decker, absent the consent of The Stanley Works, the Corporation has agreed not to repurchase shares of its common stock pending consummation of the merger.

Restricted Stock Plans: Under two restricted stock plans, restricted stock or restricted stock units may be granted until 2018. Under these plans, eligible employees are awarded restricted stock or restricted stock units of the Corporation’s common stock. Restrictions on awards generally expire from three to four years after issuance, subject to continuous employment and certain other conditions. Transactions are summarized as follows:

	NUMBER OF SHARES	WEIGHTED- AVERAGE FAIR VALUE AT GRANT DATE
Non-vested at December 31, 2006	618,038	$76.32
Granted	266,537	88.53
Forfeited	(46,425)	81.04
Vested	(157,056)	56.10
Non-vested at December 31, 2007	681,094	85.43
Granted	347,175	66.62
Forfeited	(53,592)	82.20
Vested	(50,263)	56.16
Non-vested at December 31, 2008	924,414	80.15
Granted	584,560	38.29
Forfeited	(54,005)	74.16
Vested	(1,115,269)	63.85
Non-vested at December 31, 2009	339,700	$62.57

The fair value of the shares vested during 2009, 2008, and 2007 were $63.1 million, $3.3 million, and $14.5 million, respectively.

Under all restricted stock plans, 647,891 shares of common stock were reserved for future grants at December 31, 2009.

Other Stock-based Compensation Plans: The Corporation has an Executive Long-Term Incentive/Retention Plan. As more fully described in Note 2, the terms of the Executive Long-Term Incentive/Retention Plan were amended during 2009 whereby the previous adjustment to cash payouts under the plan, based upon upward or downward movements in the Corporation’s average common stock price as compared to $67.78, was removed. Prior to this amendment the awards were payable in cash but indexed to the fair market value of the Corporation’s common stock. Vesting of the awards generally occurs three years after the awards are made. Awards under this plan would vest upon consummation of the proposed merger.

The Corporation also has a Performance Equity Plan (PEP) under which awards payable in the Corporation’s common stock are made. Vesting of the awards, which can range from 0% to 150% of the initial award, is based on pre-established financial performance measures during a two-year performance period. The fair value of the shares that vested during 2009, 2008, and 2007 was $— million, $.1 million, and $4.4 million, respectively. During 2007, the Corporation granted 41,880 performance shares under the PEP. During 2009 and 2008, there were no performance shares granted by the Corporation under the PEP. At December 31, 2009 and 2008, there were no performance shares outstanding under the PEP.

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

The Corporation operates in three reportable business segments: Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly Systems. The Power Tools and Accessories segment has worldwide responsibility for the manufacture and sale of consumer and industrial power tools and accessories, lawn and garden products, and electric cleaning, automotive, lighting, and household products, as well as for product service. In addition, the Power Tools and Accessories segment has responsibility for the sale of security hardware to customers in Mexico, Central America, the Caribbean, and South America; for the sale of plumbing products to customers outside the United States and Canada; and for sales of household products. The Hardware and Home Improvement segment has worldwide responsibility for the manufacture and sale of security hardware (except for the sale of security hardware in Mexico, Central America, the Caribbean, and South America). The Hardware and Home Improvement segment also has responsibility for the manufacture of plumbing products and for the sale of plumbing products to customers in the United States and Canada. The Fastening and Assembly Systems segment has worldwide responsibility for the manufacture and sale of fastening and assembly systems. On September 9, 2008, the Corporation acquired Spiralock Corporation (Spiralock), a component of the Fastening and Assembly Systems segment.

Business Segments
(Millions of Dollars)

	Reportable Business Segments
Year Ended December 31, 2009	Power Tools & Accessories	Hardware & Home Improvement	Fastening & Assembly Systems	Total	Currency Translation Adjustments	Corporate, Adjustment, & Eliminations	Consolidated
Sales to unaffiliated customers	$3,471.5	$755.4	$536.6	$4,763.5	$11.6	$—	$4,775.1
Segment profit (loss) (for Consolidated, operating income before merger-related expenses and restructuring and exit costs)	257.3	76.9	39.5	373.7	13.5	(67.1)	320.1
Depreciation and amortization	85.1	18.8	22.0	125.9	.6	1.5	128.0
Income from equity method investees	21.3	—	—	21.3	—	(1.9)	19.4
Capital expenditures	41.3	13.2	7.4	61.9	.3	.9	63.1
Segment assets (for Consolidated, total assets)	2,108.2	503.9	388.8	3,000.9	85.9	2,408.4	5,495.2
Investment in equity method investees	28.1	—	.6	28.7	—	(1.7)	27.0

Year Ended December 31, 2008
Sales to unaffiliated customers	$4,286.6	$891.6	$703.2	$5,881.4	$204.7	$—	$6,086.1
Segment profit (loss) (for Consolidated, operating income before restructuring and exit costs)	317.4	75.8	106.0	499.2	29.4	(51.8)	476.8
Depreciation and amortization	89.9	20.6	21.6	132.1	3.4	1.1	136.6
Income from equity method investees	12.0	—	—	12.0	—	(.9)	11.1
Capital expenditures	56.6	16.5	18.6	91.7	2.3	4.8	98.8
Segment assets (for Consolidated, total assets)	2,492.6	571.7	433.1	3,497.4	(11.8)	1,697.7	5,183.3
Investment in equity method investees	26.8	—	.5	27.3	—	(1.7)	25.6

Year Ended December 31, 2007
Sales to unaffiliated customers	$4,754.8	$1,001.7	$720.7	$6,477.2	$86.0	$—	$6,563.2
Segment profit (loss) (for Consolidated, operating income before restructuring and exit costs)	482.2	113.6	113.9	709.7	(2.3)	(106.2)	601.2
Depreciation and amortization	96.7	22.8	20.5	140.0	.5	2.9	143.4
Income from equity method investees	12.7	—	—	12.7	—	(1.0)	11.7
Capital expenditures	65.0	20.8	22.2	108.0	.5	7.9	116.4
Segment assets (for Consolidated, total assets)	2,654.2	653.7	406.6	3,714.5	135.5	1,560.9	5,410.9
Investment in equity method investees	15.6	—	.5	16.1	—	(1.7)	14.4

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

Segment profit excludes interest income and expense, non-operating income and expense, adjustments to eliminate intercompany profit in inventory, and income tax expense. In addition, segment profit excludes merger-related expenses and restructuring and exit costs. In determining segment profit, expenses relating to pension and other postretirement benefits are based solely upon estimated service costs. Corporate expenses, as well as certain centrally managed expenses, including expenses related to share-based compensation, are allocated to each reportable segment based upon budgeted amounts. While sales and transfers between segments are accounted for at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computation of segment profit. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction of cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Because the Corporation compensates the management of its various businesses on, among other factors, segment profit, the Corporation may elect to record certain segment-related expense items of an unusual non-recurring nature in consolidation rather than reflect such items in segment profit. In addition, certain segment-related items of income or expense may be recorded in consolidation in one period and transferred to the various segments in a later period.

Segment assets exclude pension and tax assets, intercompany profit in inventory, intercompany receivables, and goodwill associated with the Corporation’s acquisition of Emhart Corporation in 1989.

The reconciliation of segment profit to consolidated earnings before income taxes for each year, in millions of dollars, is as follows:

	2009	2008	2007
Segment profit for total reportable business segments	$373.7	$499.2	$709.7
Items excluded from segment profit:
Adjustment of budgeted foreign exchange rates to actual rates	13.5	29.4	(2.3)
Depreciation of Corporate property	(1.5)	(1.1)	(1.4)
Adjustment to businesses’ postretirement benefit expenses booked in consolidation	(12.0)	(3.6)	(19.9)
Other adjustments booked in consolidation directly related to reportable business segments	(.3)	(4.9)	8.3
Amounts allocated to businesses in arriving at segment profit in excess of (less than) Corporate center operating expenses, eliminations, and other amounts identified above	(53.3)	(42.2)	(93.2)
Operating income before merger-related expenses and restructuring and exit costs	320.1	476.8	601.2
Merger-related expenses	58.8	—	—
Restructuring and exit costs	11.9	54.7	19.0
Operating income	249.4	422.1	582.2
Interest expense, net of interest income	83.8	62.4	82.3
Other (income) expense	(4.8)	(5.0)	2.3
Earnings before income taxes	$170.4	$364.7	$497.6

The reconciliation of segment assets to consolidated total assets at the end of each year, in millions of dollars, is as follows:

	2009	2008	2007
Segment assets for total reportable business segments	$3,000.9	$3,497.4	$3,714.5
Items excluded from segment assets:
Adjustment of budgeted foreign exchange rates to actual rates	85.9	(11.8)	135.5
Goodwill	636.6	633.8	640.5
Pension assets	—	17.5	76.6
Other Corporate assets	1,771.8	1,046.4	843.8
	$5,495.2	$5,183.3	$5,410.9

Other Corporate assets principally consist of cash and cash equivalents, tax assets, property, and other assets.

Sales to The Home Depot, a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for approximately $.8 billion, $1.0 billion, and $1.3 billion of the Corporation’s consolidated sales for the years ended December 31, 2009, 2008, and 2007, respectively. Sales to Lowe’s Companies, Inc., a customer of the Power Tools and Accessories and Hardware and Home Improvement segments, accounted for approximately $.7 billion, $.8 billion, and $.9 billion of the Corporation’s consolidated sales for the years ended December 31, 2009, 2008, and 2007, respectively.

The composition of the Corporation’s sales by product group for each year, in millions of dollars, is set forth below:

	2009	2008	2007
Consumer and industrial power tools and product service	$2,449.2	$3,236.1	$3,537.3
Lawn and garden products	312.1	377.9	430.6
Consumer and industrial accessories	392.6	452.0	479.2
Cleaning, automotive, lighting, and household products	266.7	321.0	345.3
Security hardware	552.5	649.9	730.9
Plumbing products	248.0	309.2	323.3
Fastening and assembly systems	554.0	740.0	716.6
	$4,775.1	$6,086.1	$6,563.2

The Corporation markets its products and services in over 100 countries and has manufacturing sites in 12 countries. Other than in the United States, the Corporation does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. Sales are attributed to countries based on the location of customers. The composition of the Corporation’s sales to unaffiliated customers between those in the United States and those in other locations for each year, in millions of dollars, is set forth below:

	2009	2008	2007
United States	$2,705.5	$3,358.6	$3,930.2
Canada	275.7	382.3	361.8
North America	2,981.2	3,740.9	4,292.0
Europe	1,076.7	1,516.0	1,568.0
Other	717.2	829.2	703.2
	$4,775.1	$6,086.1	$6,563.2

The composition of the Corporation’s property, plant, and equipment between those in the United States and those in other countries as of the end of each year, in millions of dollars, is set forth below:

	2009	2008	2007
United States	$195.4	$217.7	$259.6
Mexico	71.5	98.3	106.8
Other countries	206.5	211.9	229.8
	$473.4	$527.9	$596.2

NOTE 18: LEASES

The Corporation leases certain service centers, offices, warehouses, manufacturing facilities, and equipment. Generally, the leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2009, 2008, and 2007 amounted to $96.7 million, $104.6 million, and $103.6 million, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2009, in millions of dollars, were as follows:

2010	$65.6
2011	47.6
2012	36.0
2013	20.4
2014	14.2
Thereafter	12.1
$195.9

NOTE 19: RESTRUCTURING ACTIONS

A summary of restructuring activity during the three years ended December 31, 2009, in millions of dollars, is set forth below:

	SEVERANCE BENEFITS	WRITE-DOWN TO FAIR VALUE LESS COSTS TO SELL OF CERTAIN LONG-LIVED ASSETS	OTHER CHARGES	TOTAL
Restructuring reserve at December 31, 2006	$2.8	$—	$.4	$3.2
Reserves established in 2007	14.8	4.0	.2	19.0
Utilization of reserves:
Cash	(1.0)	—	—	(1.0)
Non-cash	—	(4.0)	—	(4.0)
Foreign currency translation	.1	—	—	.1
Restructuring reserve at December 31, 2007	16.7	—	.6	17.3
Reserves established in 2008	48.3	3.7	2.7	54.7
Utilization of reserves:
Cash	(24.9)	—	(.4)	(25.3)
Non-cash	—	(3.7)	(.9)	(4.6)
Foreign currency translation	(4.5)	—	—	(4.5)
Restructuring reserve at December 31, 2008	35.6	—	2.0	37.6
Reserves established in 2009	12.6	.4	1.2	14.2
Reversal of reserves	(1.8)	—	(.5)	(2.3)
Utilization of reserves:
Cash	(37.9)	—	(1.9)	(39.8)
Non-cash	—	(.4)	—	(.4)
Foreign currency translation	1.2	—	—	1.2
Restructuring reserve at December 31, 2009	$9.7	$—	$.8	$10.5

During 2009, the Corporation recognized $14.2 million of pre-tax restructuring and exit costs related to actions taken in its Power Tools and Accessories, Hardware and Home Improvement, and Fastening and Assembly segments. The $14.2 million charge recognized during 2009 was offset; however, by the reversal of $1.8 million of severance and $.5 million of other accruals established as part of previously provided restructuring reserves that were no longer required. The 2009 restructuring charge related to the elimination of direct and indirect manufacturing positions as well as selling, general, and administrative positions. A severance benefits accrual of $12.6 million was included in the restructuring charge, of which $8.9 million related to the Power Tools and Accessories segment, $2.3 million related to the Fastening and Assembly Systems segment and $1.4 million related to the Hardware and Home Improvement segment. The severance benefits accrual included the elimination of approximately 1,500 positions including approximately 1,200 manufacturing related positions. The restructuring charge also included a $.4 million write-down to fair value of certain long-lived assets for the Hardware and Home Improvement segment. In addition, the restructuring charge reflected $.3 million and $.9 million related to the early termination of lease agreements by the Power Tools and Accessories segment and Fastening and Assembly Systems segment, respectively, necessitated by the restructuring actions.

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

During 2009, 2008, and 2007 the Corporation paid severance and other exit costs related to restructuring charges taken of $39.8 million, $25.3 million and $1.0 million, respectively.

Of the remaining $10.5 million restructuring accrual at December 31, 2009, $7.0 million relates to the Power Tools and Accessories segment, $2.4 million relates to the Fastening and Assembly Systems segment and $1.1 million relates to the Hardware and Home Improvement segment. The Corporation anticipates that the remaining actions contemplated under that $10.5 million accrual will be completed during

2010. As of December 31, 2009, the carrying value of long-lived assets held for sale was not significant.

NOTE 20: OTHER (INCOME) EXPENSE

Other (income) expense was $(4.8) million in 2009, $(5.0) million in 2008, and $2.3 million in 2007.

Other (income) expense for the year ended December 31, 2009, includes a $6.0 million settlement on an insurance settlement related to an environmental matter. Other (income) expense for the year ended December 31, 2008, benefited from a gain on the sale of a non-operating asset.

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

The EPA and the Santa Ana Regional Water Quality Control Board have each initiated administrative proceedings against the Corporation and certain of the Corporation’s current or former affiliates alleging that the Corporation and numerous other defendants are responsible to investigate and remediate alleged groundwater contamination in and adjacent to a 160-acre property located in Rialto, California. The United States of America, the cities of Colton and Rialto, and certain other PRPs have also initiated lawsuits (and/or asserted cross and counter-claims against the Corporation and certain of the Corporation’s former or current affiliates) that are currently pending in the United States District Court for the Central District of California (collectively, the “Litigation”). In the Litigation, the various parties allege that the Corporation is liable under CERCLA, the Resource Conservation and Recovery Act, and various state laws for the discharge or release of hazardous substances into the environment and the contamination caused by those alleged releases. The Corporation, in turn, through certain of the aforementioned affiliates, has also initiated a lawsuit in the United States District Court for the Central District of California alleging that various other PRPs are liable for the alleged contamination at issue. The City of Colton also has a companion case in California State court, which is currently stayed for all purposes. Certain defendants in that case have cross-claims against other defendants and have asserted claims against the State of California. The administrative proceedings and the lawsuits generally allege that West Coast Loading Corporation (WCLC), a defunct company that operated in Rialto between 1952 and 1957, and an as yet undefined number of other defendants are responsible for the release of perchlorate and solvents into the groundwater basin, and that the Corporation and certain of the Corporation’s current or former affiliates are liable as a “successor” of WCLC. The Corporation believes that neither the facts nor the law support an allegation that the Corporation is responsible for the contamination and is vigorously contesting these claims.

The EPA has provided an affiliate of the Corporation a “Notice of Potential Liability” related to environmental contamination found at the Centredale Manor Restoration Project Superfund site, located in North Providence, Rhode Island. The EPA has discovered dioxin, polychlorinated biphenyls, and pesticide contamination at this site. The EPA alleged that an affiliate of the Corporation is liable for site cleanup costs under CERCLA as a successor to the liability of Metro-Atlantic, Inc., a former operator at the site, and demanded reimbursement of the EPA’s costs related to this site. The EPA, which considers the Corporation to be the primary potentially responsible party (PRP) at the site, is expected to release a draft Feasibility Study Report, which will identify and evaluate remedial alternatives for the site, in 2010. At December 31, 2009, the estimated remediation costs related to this site (including the EPA’s past costs as well as costs of additional investigation, remediation, and related costs, less escrowed funds contributed by PRPs who have reached settlement agreements with the EPA), which the Corporation considers to be probable and can be reasonably estimable, range from approximately $50.5 million to approximately $100 million, with no amount within that range representing a more likely outcome. The Corporation’s reserve for this matter at December 31, 2009 is $50.5 million. During 2007, the Corporation increased its reserve for this environmental remediation matter by $31.7 million to $48.7 million, reflecting the probability that the Corporation will be identified as the principal financially viable PRP upon issuance of the EPA draft Feasibility Study Report. The Corpo-

ration has not yet determined the extent to which it will contest the EPA’s claims with respect to this site. Further, to the extent that the Corporation agrees to perform or finance remedial activities at this site, it will seek participation or contribution from additional PRPs and insurance carriers. As the specific nature of the environmental remediation activities that may be mandated by the EPA at this site have not yet been determined, the ultimate remedial costs associated with the site may vary from the amount accrued by the Corporation at December 31, 2009.

As of December 31, 2009, the Corporation’s aggregate probable exposure with respect to environmental liabilities, for which accruals have been established in the consolidated financial statements, was $102.1 million. These accruals are reflected in other current liabilities and other long-term liabilities in the Consolidated Balance Sheet.

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

In the opinion of management, amounts accrued for exposures relating to product liability claims, environmental matters, income tax matters, and other legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Corporation’s consolidated financial statements. As of December 31, 2009, the Corporation had no known probable but inestimable exposures relating to product liability claims, environmental matters, income tax matters, or other legal proceedings that are expected to have a material adverse effect on the Corporation. There can be no assurance, however, that unanticipated events will not require the Corporation to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued because it was not considered probable. While it is possible that the increase or establishment of an accrual could have a material adverse effect on the financial results for any particular fiscal quarter or year, in the opinion of management there exists no known potential exposure that would have a material adverse effect on the financial condition or on the financial results of the Corporation beyond any such fiscal quarter or year.

NOTE 22: QUARTERLY RESULTS (UNAUDITED)

(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA) YEAR ENDED DECEMBER 31, 2009	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Sales	$1,073.7	$1,191.4	$1,208.7	$1,301.3
Gross margin	340.8	372.2	400.3	473.2
Net earnings	4.9	38.3	55.4	33.9
Net earnings per common share–basic	$.08	$.63	$.91	$.56
Net earnings per common share–diluted	$.08	$.63	$.91	$.55

YEAR ENDED DECEMBER 31, 2008	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Sales	$1,495.8	$1,641.7	$1,570.8	$1,377.8
Gross margin	517.5	537.2	508.9	434.8
Net earnings	67.4	96.7	85.8	43.7
Net earnings per common share–basic	$1.10	$1.58	$1.43	$.72
Net earnings per common share–diluted	$1.08	$1.56	$1.41	$.72

As more fully described in Note 2, net earnings for the fourth quarter of 2009, included a pre-tax charge of $58.8 million ($42.6 million after taxes) associated with the Corporation’s proposed merger with The Stanley Works. As more fully described in Note 19, net earnings for the first quarter of 2009 included a pre-tax restructuring charge of $11.9 million ($8.4 million after taxes).

As more fully described in Note 19, net earnings for the first, third, and fourth quarter of 2008 included a pre-tax restructuring charge of $18.3 million, $15.6 million and $20.8 million, respectively ($12.2 million, $12.6 million, and $14.8 million, respectively, after taxes).

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarters may not be equal to the full year earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
of The Black & Decker Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Black & Decker Corporation and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Corporation, effective December 31, 2008, adopted a new accounting standard that required the Corporation to change the measurement date for defined benefit pension and postretirement plan assets and liabilities to coincide with its year-end.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Baltimore, Maryland
February 19, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, the Corporation evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the Corporation’s independent registered public accounting firm, audited the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Corporation’s internal controls over financial reporting during the quarterly period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
of The Black & Decker Corporation and Subsidiaries:

We have audited The Black & Decker Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Black & Decker Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Black & Decker Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Black & Decker Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP
Baltimore, Maryland
February 19, 2010

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is hereby incorporated by reference from the Corporation’s definitive proxy statement or will be contained in an amendment to this Form 10-K.

Information required under this Item with respect to Executive Officers of the Corporation is included in Item 1 of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is hereby incorporated by reference from the Corporation’s definitive proxy statement or will be contained in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is hereby incorporated by reference from the Corporation’s definitive proxy statement or will be contained in an amendment to this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is hereby incorporated by reference from the Corporation’s definitive proxy statement or will be contained in an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is hereby incorporated by reference from the Corporation’s definitive proxy statement or will be contained in an amendment to this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements, Financial Statement Schedules, and Exhibits

(1)LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation and its subsidiaries are included in Item 8 of Part II of this report:

Consolidated Statement of Earnings – years ended December 31, 2009, 2008, and 2007.

Consolidated Balance Sheet – December 31, 2009 and 2008.

Consolidated Statement of Stockholders’ Equity – years ended December 31, 2009, 2008, and 2007.

Consolidated Statement of Cash Flows – years ended December 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Corporation and its subsidiaries are included herein:

Schedule II – Valuation and Qualifying Accounts and Reserves.

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit 2
Agreement and Plan of Merger, dated as of November 2, 2009, among the Corporation, The Stanley Works, and Blue Jay Acquisition Corp., included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 3(a)
Articles of Restatement of the Charter of the Corporation, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, are incorporated herein by reference.

Exhibit 3(b)
Bylaws of the Corporation, as amended, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, are incorporated herein by reference.

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

Exhibit 4(f)
Second Supplemental Indenture, dated as of April 3, 2009, between the Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 3, 2009, is incorporated herein by reference.

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

Exhibit 4(g)
Credit Agreement, dated as of December 7, 2007, among the Corporation, Black & Decker Luxembourg Finance S.C.A., and Black & Decker Luxembourg S.A.R.L., as Initial Borrowers, the initial lenders named therein, as Initial Lenders, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent, and Bank of America, N.A., BNP Paribas and Commerzbank AG, as Documentation Agents (including all exhibits and schedules).

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

Exhibit 10(g)
The Black & Decker 2003 Stock Option Plan, as amended and restated, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009, is incorporated herein by reference.

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

Exhibit 10(l)
Form of Restricted Stock Unit Award Agreement relating to The Black & Decker Corporation 2008 Restricted Stock Plan, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 30, 2009, is incorporated herein by reference.

Exhibit 10(m)
Form of Nonqualified Stock Option Agreement with executive officers relating to the Corporation’s stock option plans, included in the Corporation’s Current Report on Form 8-K filed with the Commission on April 28, 2005, is incorporated herein by reference.

Exhibit 10(n)
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

Exhibit 10(q)
First Amendment to The Black & Decker Supplemental Pension Plan, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, is incorporated herein by reference.

Exhibit 10(r)
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

Exhibit 10(t)
The Black & Decker Executive Salary Continuance Plan, as amended and restated, included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is incorporated herein by reference.

Exhibit 10(u)
Form of Severance Benefits Agreement by and between the Corporation and approximately 19 of its key employees, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 10(v)
Amended and Restated Employment Agreement, dated as of November 2, 2009, by and between the Corporation and Nolan D. Archibald, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 10(w)
Severance Benefits Agreement, dated as of November 2, 2009, by and between the Corporation and John W. Schiech, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 10(x)
Severance Benefits Agreement, dated as of November 2, 2009, by and between the Corporation and Charles E. Fenton, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 10(y)
Severance Benefits Agreement, dated as of November 2, 2009, by and between the Corporation and Michael D. Mangan, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 10(z)
Severance Benefits Agreement, dated as of November 2, 2009, by and between the Corporation and Stephen F. Reeves, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 10(aa)
The Black & Decker Corporation Corporate Governance Policies and Procedures Statement, included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

Exhibit 10(ab)
The Black & Decker 2008 Executive Long-Term Incentive/Retention Plan, as amended and restated, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 3, 2009, is incorporated herein by reference.

Exhibit 10(ac)
Executive Chairman Agreement, dated as of November 2, 2009, by and between The Stanley Works and Nolan D. Archibald, included in the Corporation’s Current Report on Form 8-K filed with the Commission on November 2, 2009, is incorporated herein by reference.

Items 10(a) through 10(ac) constitute management contracts and compensatory plans and arrangements required to be filed as exhibits under Item 14(c) of this Report.

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

(c)	Financial Statement Schedules and Other Financial Statements

The Financial Statement Schedule required by Regulation S-X is filed herewith.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
The Black & Decker Corporation and Subsidiaries
(MILLIONS OF DOLLARS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		OTHER CHANGES ADD (DEDUCT)		BALANCE AT END OF PERIOD
Year Ended December 31, 2009
Reserve for doubtful accounts and cash discounts	$39.1	$71.9	$67.3	(a)	$2.1	(b)	$45.8
Year Ended December 31, 2008
Reserve for doubtful accounts and cash discounts	$44.2	$89.2	$91.8	(a)	$(2.5	)(b)	$39.1
Year Ended December 31, 2007
Reserve for doubtful accounts and cash discounts	$44.5	$91.8	$94.5	(a)	$2.4	(b)	$44.2

(a)  Accounts written off during the year and cash discounts taken by customers.

(b)  Primarily includes currency translation adjustments and amounts associated with acquired businesses.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BLACK & DECKER CORPORATION

Date:	February 19, 2010	By	/s/ NOLAN D. ARCHIBALD
Nolan D. Archibald
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

Principal Executive Officer
/s/ NOLAN D. ARCHIBALD		February 19, 2010
Nolan D. Archibald	Chairman, President, and Chief Executive Officer

Principal Financial Officer
/s/ STEPHEN F. REEVES		February 19, 2010
Stephen F. Reeves	Senior Vice President and Chief Financial Officer

Principal Accounting Officer
/s/ CHRISTINA M. MCMULLEN		February 19, 2010
Christina M. McMullen	Vice President and Controller

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Nolan D. Archibald, Attorney-in-Fact.

Nolan D. Archibald	Manual A. Fernandez
Norman R. Augustine	Benjamin H. Griswold, IV
Barbara L. Bowles	Anthony Luiso
George W. Buckley	Robert L. Ryan
M. Anthony Burns	Mark H. Willes
Kim B. Clark

By	/s/ NOLAN D. ARCHIBALD	Date:	February 19, 2010
Nolan D. Archibald
Attorney-in-Fact